Form 10-Q
period 1995-03-31
HENRY JACK & ASSOCIATES INC
filed 1995-05-12
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission file number 0-14112

                          JACK HENRY & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                        43-1128385
      (State or other jurisdiction of incorporation)   (I.R.S. Employer
                                                    Identification No.)

                663 Highway 60, P. O. Box 807, Monett, MO  65708
                    (Address of principal executive offices)
                                   (Zip Code)

                                  417-235-6652
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at April 30, 1995
Common Stock, $.01 par value              11,720,028











                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.

PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           March 31, 1995, (Unaudited) and June
           30, 1994                                         3-4

          Condensed Consolidated Statements of
           Operations for the Nine Months and
           Three Months Ended March 31, 1995
           and 1994 (Unaudited)                               5

          Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended March 31,
           1995 and 1994 (Unaudited)                          6

          Notes to the Condensed Consolidated Financial
           Statements                                         7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                   8-10


Part II.     OTHER INFORMATION

     Item 5 - Other Information                              10



Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                               March 31,
                                                 1995          June 30,
                                              (Unaudited)        1994

        ASSETS

Current assets:
  Cash                                          $ 3,151        $ 1,942
  Short-term investments                         11,174          9,729
  Receivables                                     5,682         11,384
  Prepaid expenses and other                      2,302          2,126

        Total current assets                    $22,309        $25,181

Property and equipment, net                       8,275          7,022

Other assets:
  Intangible assets, net of amortization        $ 4,581        $ 3,238
  Computer software                               1,110          1,196
  Investments and other                             410            677
  Marketable equity securities                    1,062          1,033

        Total other assets                      $ 7,163        $ 6,144

        Total assets
                                                $37,747        $38,347


                                              March 31,
                                                1995          June 30,
                                             (Unaudited)        1994
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 2,041        $ 2,086
  Accrued expenses                                1,220          1,541
  Income taxes                                      430            -
  Deferred revenue                                5,776         10,373
        Total current liabilities               $ 9,467        $14,000

Deferred income taxes                               717            697

        Total liabilities                       $10,184        $14,697


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,704,528 issued @ 3/31/95
    11,674,403 issued @ 6/30/94                 $   117        $   117
  Additional paid-in capital                      9,199          9,099
Net unrealized loss on noncurrent
   equity securities                                 -             (44)
Retained earnings                                18,247         14,478

        Total stockholders' equity              $27,563        $23,650

        Total liabilities and
         stockholders' equity                   $37,747        $38,347




The accompanying notes are an integral part of these consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)


                                                                        Quarter Ended               Nine Months Ended
                                                                          March 31,                     March 31,
                                                                         1995         1994           1995            1994
Revenues:
  Software licensing & installation                                   $ 3,685       $ 3,056        $11,310        $ 9,079
  Maintenance/support & service                                         2,645         1,763          7,689          5,039
  Hardware sales & commissions                                          4,075         4,032         12,460         14,092
     Total revenues                                                   $10,405       $ 8,851        $31,459        $28,210

Cost of sales:
  Cost of hardware                                                    $ 2,950       $ 3,102        $ 9,025        $10,615
  Cost of services                *                                     1,983         1,670          5,850          5,120
     Total cost of sales                                              $ 4,933       $ 4,772        $14,875        $15,735

Gross profit                                                          $ 5,472       $ 4,079        $16,584        $12,475
Operating expenses:

  Selling and marketing                                               $ 1,347       $ 1,132        $ 3,956        $ 3,428
  Research and development                                                280           231            826            715
  General and administrative      *                                     1,208           832          3,457          2,628
     Total operating expenses                                         $ 2,835       $ 2,195        $ 8,239        $ 6,771

Operating income                                                      $ 2,637       $ 1,884        $ 8,345        $ 5,704
Other income (expense):
  Interest and dividend income, net                                   $   191       $   137        $   547        $   472
  Other, net                                                               22            31              7            553
     Total other income                                               $   213       $   168        $   554        $ 1,025


Income before income taxes                                            $ 2,850       $ 2,052        $ 8,899        $ 6,729
Provision for income taxes                                              1,076           761          3,288          2,328

     Net income                                                       $ 1,774       $ 1,291        $ 5,611        $ 4,401

Per share information (Note 4):
Net income                        **                                  $   .15        $   .11        $   .47       $   .37

Weighted avg. shares outstanding  **                                   12,054         12,057         12,007        12,011

The accompanying notes are an integral part of these consolidated financial statements.

* 1994 figures restated to current year presentation

** 1994 figures reflects the 33.33% stock dividend paid March 10, 1994



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Nine Months Ended
                                                      March 31,

                                                  1995           1994
Cash flows - operating activities:
  Cash received from customers                  $32,570        $29,029
  Cash paid to suppliers and employees          (22,079)       (22,573)
  Interest and dividends received                   585            416
  Income taxes paid                              (3,174)        (1,743)
  Other, net                                         19            455
    Net cash provided by operating
     activities                                 $ 7,921        $ 5,584



Cash flows from investing activities:
  Proceeds on sale of property & equipment      $     1        $    24
  Capital expenditures                           (1,893)          (685)
  Short-term investment activity, net            (1,504)        (5,208)
  Long-term investment activity, net                (40)           (46)
  Capitalized software development                 (165)           (47)
  Payment of long-term debt                           0           (800)
  Acquisition costs, net                         (1,370)            32

  Net cash used in investing activities         $(4,971)       $(6,730)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options              $   100        $   503

  Dividends paid                                 (1,841)        (1,565)

    Net cash used in financing activities       $(1,741)       $(1,062)

Net increase (decrease) in cash                 $ 1,209        $(2,208)

Cash at beginning of period                       1,942          4,843

Cash at end of period                           $ 3,151        $ 2,635


The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions worldwide along with the computer equipment (hardware) and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system. All of these related activities are currently considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1994.

2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accor-dance with the instructions to Form 10-Q of the Securities and Exchange Commis-sion and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1994, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1995, and the results of its operations and its cash flows for the three-month and nine-month periods then ended.

  The results of operations for the periods ended March 31, 1995, are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  None.

4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarters and nine month periods ended March 31, 1995 and 1994.


Item 2. - Management's Discussion and Analysis of Results of
Operations and Financial Condition


RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of in-house integrated computer systems that perform data processing for banks and related financial institutions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20 1, typically for banks with less than $200 million in assets, and the Silverlake System 2, for banks with assets of $100 million to $3 billion. Domestically, JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 955 banks and financial institutions worldwide.

  A detailed discussion of the major components of the results of operations for the quarter and the nine months ended March 31, 1995, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 18% to $10,405,000, in the third quarter ended March 31, 1995. Software licensing and installation increased 21%, which renders the highest profit margin of the three revenue groups. Maintenance, support and service revenues increased 50% to $2,645,000, growing with new customer addi-tions and the addition of CommLink. Hardware sales were $4,075,000, up slightly from last year's quarter due to the timing and mix of orders received. Overall, revenues continue to be strong because demand for the Company's products and services remains high.

  The nine months ended March 31, 1995, had a 12% increase in revenues over the same period a year earlier. Software licensing and installation revenues are up 25% over FY '94's third quarter. This increase is complimented by the 53% growth in maintenance/support and service revenue (which increased for similar reasons to the quarter above), but slightly offset by the 12% decrease in hardware sales over the same period last year.

  The $7,734,049, backlog of sales at March 31, 1995, reflects an increase of 18% above last year's level.


Cost of Sales

  There was an overall increase in total cost of sales of 5% for the quarter and a decrease of 4% for the nine months compared to the same periods last year.
The quarter had cost of hardware decreasing 5%, reflecting a small improvement in margin, and cost of services increased 25%, which reflects a slight improve-ment since non-hardware revenues increased 31%.



                    1CIF 20/20 is a trademark of Jack Henry & Associ-
               ates, Inc.

                    2Silverlake System  is a registered trademark of
               Jack Henry & Associates, Inc.

  Cost of hardware decreased 15% for the nine months ended March 31, 1995. This is on a 12% decrease in hardware revenue, thus a small margin improvement. The nine month period reflects only a 19% increase in cost of services on a 35% increase in non-hardware revenues. This resulted from the addition of CommLink (which has a higher margin) and improved operational efficiencies.


Gross Profit

  Gross profit increased to $5,472,000 and $16,584,000, respectively, in the third quarter and the nine months ended March 31, 1995, compared to $4,168,000 and $12,672,000, for the same periods last year. Total gross profit has increased 31% and 31%, which is relatively consistent with the revenue percent-age increases. The previously discussed 21% and the 25% increase in software revenues along with maintenance/services and support increasing due to new customer additions, price increases and CommLink contributions are the primary reasons for the consistent growth in the gross profit margins. The gross margin percentage was 53% of sales for the quarter and nine month periods, up nicely from the previous year periods of 47% and 45%, respectively. Generally, this percentage will fluctuate with hardware sales - as they go down it will trend upward and vice versa.

Operating Expenses

  Total operating expenses increased 24%. This is a favorable picture, since gross profit increased 31%, thus the Company continues to gain efficiencies through growth. Selling expenses increased 19% and general and administrative expenses increased 31%, research and development increased 21%. These increases are primarily attributable to the addition of CommLink.

  Operating expenses for the nine months ended March 31, 1995, also experienced increases in all areas when compared to the same period a year ago. Again these increases are primarily related to CommLink.

Other Income and Expense

  Other income for the quarter ended March 31, 1995, reflects a net 27% increase when compared to the same period last year.

  The nine months ended March 31, 1995, experienced a net decrease, when compared to the same period a year ago. The largest factor is due to the one-time collection of $394,000 in Fiscal Year 1994's second quarter of amounts previously deemed uncollectible.



Net Income

  Net income for the third quarter was $1,774,000, or $.15 per share, compared to $1,291,000, or $.11 per share, in the same quarter last year.

  Net income for the nine months ended March 31, 1995, was $5,611,000, or $.47 per share compared to $4,401,000, or $.37 per share, in the same period last year.



FINANCIAL CONDITION

Liquidity

  The Company's cash and short-term investments increased to $14,325,000, at March 31, 1995, from $11,671,000, at June 30, 1994. The increase is primarily attributable to two factors, the first being customer payments made in response to the annual billing of support fees received in the first quarter. (This also caused the decrease in accounts receivable reflected on JHA's balance sheet at

March 31, 1995.)  The second is the Company's continued profitability.

  JHA has available credit lines totaling $2,215,000, although the Company expects their use to be minimal during FY '95. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totalling $323,000 for the third quarter ended March 31, 1995, were made for additional equipment and a new building for CommLink. These were funded from cash generated by operations.
The consolidated capital expenditures of JHA total $1,893,000 for the nine month period, ending March 31, 1995.

  The Company paid a $.0575 per share cash dividend on March 15, 1995 to stockholders of record on February 23, 1995 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to March 31, 1995, declared a quarterly cash dividend of $.0575 per share on its common stock payable on May 26, 1995, to stockholders of record on May 12, 1995. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter and nine months ended March 31, 1995. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets served.


                           PART II. OTHER INFORMATION

None.


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.

                                          JACK HENRY & ASSOCIATES, INC.


Date: May 12, 1995                         /s/ Michael E. Henry
                                           Michael E. Henry
                                           Chairman of the Board
                                           Chief Executive Officer


Date: May 12, 1995                         /s/ Terry W. Thompson
                                           Terry W. Thompson
                                           Vice President and
                                           Chief Financial Officer