Form 10-K
period 1995-06-30
HENRY JACK & ASSOCIATES INC
filed 1995-09-28
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1995

                              OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to _____________

Commission Number 0-14112

 JACK HENRY & ASSOCIATES, INC.
 (Exact name of registrant as specified in its charter)

     Delaware                           43-1128385
     State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

 663 Highway 60, P. O. Box 807, Monett, MO  65708
 (Address of principal executive offices)

Registrant's telephone number
including area code: (417) 235-6652

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock ($.01 par value)
     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No

As of September 1, 1995 Registrant had 11,695,054 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $128,061,000 (based on the average of the reported high and low sales prices on NASDAQ on such date).



Silverlake System is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20TM is a trademark of Jack Henry & Associates, Inc. AS/400TM is a trademark of International Business Machines Corporation.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

 DOCUMENTS INCORPORATED BY REFERENCE

The below indicated portions of the Jack Henry & Associates, Inc. definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy State-ment") are incorporated by reference into Part III of this Report.


 CROSS REFERENCE SHEET

                    Part of
                    Form 10-K                Proxy Statement

                    Part III, Item 10        "Election of Directors" and
                                             "Executive Officers and
                                              Significant Employees"

                    Part III, Item 11        "Executive Compensation";
                                             "Compensation Committee
                                              Report"; and "Company Perfor-
                                              mance"

                    Part III, Item 12        "Stock Ownership of Certain
                                              Stockholders" and
                                             "Election of Directors"


































PART I

Item 1.        Business

INTEGRATED BANKING SOFTWARE SYSTEMS

OVERVIEW _ Jack Henry & Associates, Inc. ("JHA" or the "Company") provides integrated computer systems for in-house data processing to banks and other financial institutions. JHA has developed several banking applications software systems which it markets, along with the computer hardware, to financial institutions throughout the United States and overseas. JHA also performs data conversion, software installation and software customization for the implementa-tion of its systems, and provides continuing customer maintenance/support services after the systems are installed.

MARKETS AND COMPETITION _ JHA's primary market consists of the approximately 12,800 commercial banks and other financial institutions in the United States with less than $10 billion in total assets. Community banks and other financial institutions (assets under $250 million) account for approximately 12,500 of that number. The population of community banks decreased by 3% in 1994. In 1994, statistics reported in "Automation in Banking 1995" showed that small financial institutions spent approximately $23 billion on hardware, software, services and telecommunications. In-house vendors have 49% of the commercial banks as customers. Centralized off-site service bureaus provide data process-ing for 45% of those banks, down from two-thirds in the mid 80's. Many organi-zations provide data processing to banks through a service bureau approach.
Some service bureaus are affiliated with large financial institutions which may have other relationships with potential bank customers, but this is less prevalent than in the past. Typically, a bank which is making a data processing decision will consider both service bureau and in-house alternatives.

Of the small-to-midsize banks with in-house installations, 42% utilize IBM hardware. Unisys Corporation and NCR have 28% and 19%, respectively. All other vendors are well under 10% shares of the in-house community bank market. In 1994, five of the top ten software providers in this market, ranked by number of installed customers, utilized IBM hardware. According to that survey, JHA had the most installed customers (approximately 950 at 12-31-94) of the IBM provid-ers. Two other software providers had larger customer bases than JHA, but both of them enjoyed a more exclusive and less competitive relationship with their hardware supplier. Although the top ten software providers accounted for about 88% of in-house systems installed, the study identified 20 other software vendors in this arena. That number has been declining in recent years.

JHA believes that the primary competitive factors in software selection are comprehensiveness of applications, features and functions, flexibility and ease of use, customer support, references of existing customers, and hardware preferences and pricing. The price of the software and the related services is also a significant competitive factor which may be determinative, particularly for smaller banks. Management believes that JHA's results and the size of its customer base indicate that JHA generally compares favorably in the competitive factors. However, the in-house banking software industry contains several such companies, based upon the size of their respective customer bases. Half of the most successful competitors utilize IBM hardware.


PRODUCTS AND SERVICES _ JHA's business and operations include three major categories which are software and installation, maintenance/support and hard-ware. Software includes the development and licensing of applications software systems and the conversion, installation and customization services required for the customer's installation of the systems. Maintenance/support consists of the ongoing services to assist the customer in operating the systems and to modify and update the software to meet changes in banking. Hardware relates to the sale (often referred to as remarketing) of both the computer equipment and the equipment maintenance on which the JHA software systems operate. The following table illustrates the significance of each of these three areas, expressed as a percentage of total revenues:

                                  Year Ended June 30,
                              1995      1994      1993
     Software and Installation 33%       34%       29%
     Maintenance/Support       23%       18%       18%
     Hardware                  44%       48%       53%
     Total Revenues           100%      100%      100%

JHA's primary banking software systems are CIF 20/20TM and the Silverlake System. CIF 20/20 is the latest version of a series of systems that has evolved from JHA's original system which was first installed in 1977. It is written using RPG/400 to take advantage of the relational data base features and functions of the IBM AS/400TM. CIF/36, CIF/34 and CIF/32 are all predecessors of this software system, which ran on IBM System 36, 34 and 32 hardware. CIF 20/20 operates on IBM AS/400 and IBM System 36 hardware and is designed primari-ly for financial institutions with total assets ranging up to $200 million. The Silverlake System was developed (rather than having been migrated from equipment with other architecture) by JHA in 1986 and 1987 to take advantage of the relational data base characteristics of IBM System 38 and AS/400 hardware. It is designed generally for somewhat larger banks than CIF 20/20 and multi-bank groups in the asset range of $100 million to $10 billion. The computer equip-ment now being offered extends this system into the low end of the large bank arena, previously limited to "mainframe" computer systems. JHA is one of the few vendors that offers all its new customers truly native software products for use on the AS/400.

Each of the systems consists of several, fully integrated, applications software modules, such as Deposits, Loans, and General Ledger, and the Customer Informa-tion File (which is a centralized file containing customer data for all applica-tions). The systems make extensive use of parameters established by the customer. The systems can be interfaced with (connected to) a variety of peripheral devices used in bank operations including teller machines, on-line teller terminals and magnetic character readers. JHA software is designed to provide maximum flexibility in meeting a bank's data processing requirements within a single system, minimizing data entry.

JHA devotes significant effort and expense to develop and continually upgrade and enhance its software. Upgrades and enhancement efforts are directed primarily through prioritized lists prepared by its national users organization and in response to changes in the banking environment. Bank regulation, by federal and state banking agencies, has a significant impact on JHA's software since JHA must maintain its systems in compliance with those regulations. JHA's research and development expenditures were $1,264,000, $914,000 and $974,000 in FY '95, '94 and '93, respectively. Certain of the expenditures are required to be capitalized when incurred and then amortized to expense in subsequent periods. Including the effect of this amortization, the amount of research and development costs charged to expense in those years is $1,114,000, $952,000 and $823,000, respectively.

The Company licenses CIF 20/20 and the Silverlake System under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontrans-ferable right to use the software for a term of 25 years on a single computer and for a single financial institution location upon payment of the license fee. Generally, license fees are payable 25% upon execution of a license agreement, 65% upon delivery of the software, and the balance at the installation of the last application module. The Company provides a limited warranty for its unmodified software for a period of 60 days from delivery. Under the warranty, the Company will correct any program errors at no additional charge to the customer.

JHA claims a proprietary interest in its software programs, documentation, methodology and know-how. It also utilizes copyright protection, trademark registration, trade secret laws and contract restrictions to protect its interest in these products.

JHA also provides data conversion and software installation services to assist its customers in implementing their JHA software system. JHA provides these services on an hourly or a fixed-fee basis, depending on the customers' prefer-ence. After a customer installation is complete, the customer is encouraged (but not required) to contract with JHA for software maintenance/support. These services, which are provided for an annual fee include updates of the software to meet regulatory requirements and telephone support to assist the customer in operating the system. JHA also offers maintenance services for hardware, providing customers who have contracted for this service with "one-call" system support covering hardware, system software and applications software. The hardware maintenance contract is between JHA and its customer. The actual hardware maintenance is performed by the hardware manufacturer under a contract between the manufacturer and JHA.

JHA also offers emergency facilities backup to its CIF 20/20 customers using its Emergency Mobile Processing Unit ("EMPU"). This is a self-contained unit containing the computer equipment needed to provide bank data processing. It can be driven to a subscriber's location in the event their equipment is destroyed in a fire or natural disaster.

Hardware manufacturers enter into marketing and other arrangements with software companies, such as JHA, because each depends upon the products of the other. These arrangements generally include financial incentives paid by the manufac-turer to the software company. They may be structured as hardware commissions based upon hardware sold by the manufacturer in conjunction with the company's software or as a remarketer arrangement. A remarketer arrangement allows the software company to purchase hardware from the manufacturer at a discount and sell (remarket) it to customers along with the company's software. Remarketer arrangements usually require the software company to assume more of the market-ing and customer contact responsibilities. The margin earned by a remarketer on hardware it sells is generally greater than the amounts received on commission-type arrangements. Remarketer arrangements are generally not exclusive. All of the major hardware manufacturers, except one, have more than one software company as remarketers of their hardware in the banking industry. Effective January 1, 1995, JHA renewed its industry remarketer (IR) agreement with IBM that has a one year term. The Company continues to operate under the IBM Business Partner marketing program.

The IR agreement allows JHA to sell IBM's newest mid-range computer system, the AS/400, along with its banking software system. It also allows JHA to provide upgraded and additional equipment to its existing IBM customers. IBM hardware maintenance will also continue to be offered to customers, providing "one-call" customer support service for hardware, system software and applications software support.

MARKETING _ JHA markets its products throughout the United States using sales representatives who are employed by and work directly for JHA. The Company offers both Silverlake System and CIF 20/20 through the efforts of its company sales representatives.

JHA's primary market is commercial banks. JHA has not devoted significant marketing and sales efforts to other financial institutions such as savings and loans or credit unions. JHA does have some savings and loan and savings bank customers, but most of them operate more like a commercial bank than a tradi-tional thrift institution. With its current range of products, JHA systems are appropriate for all but the largest regional money center banks. Most of the sales effort and success has been in banks from $2 million to $2 billion in total assets.

BankVision, operating as a separate subsidiary, has installations in Colombia, Indonesia, the Caribbean and the Philippines. During 1995 and the near term, BankVision's primary focus will be on Colombia and surrounding areas in Latin America. A combination of direct sales representatives and independent distrib-utors is used to market BankVision's product for the international bank market-place.

JHA also has a few installations in the Caribbean and one in West Africa through the marketing efforts of its small foreign sales corporation, Jack Henry International Limited ("JHI"). JHI's international sales have historically accounted for substantially less than 5% of JHA's revenues. During FY 90, JHI was instrumental in the formation of a 25% owned affiliate, Silverlake System Sdn Bhd ("SSSB") based in Kuala Lampur, Malaysia. SSSB is currently working with IBM Malaysia and is modifying the Silverlake System for operation in that country. The modified Silverlake System will be known as the Asian Pacific Version of Silverlake System. SSSB is in the process of installing the Asian Pacific Version of Silverlake System in a major Malaysian bank. SSSB has agreed to pay JHI 50% of all software revenues for the right to license the Asian Pacific Version of Silverlake System in Malaysia and certain other countries in the Far East.

The Company's backlog of business was $16,374,000 at June 30, 1995. This was the largest backlog at any quarter end in JHA's history. Backlog at August 31, 1995 was $7,940,000.



OTHER INFORMATION

SUBSIDIARIES

From July 1, 1992 through June 30, 1995, the Company has had the following subsidiaries and affiliates:

Company        Effective Dates          Percent Ownership        Comments
Jack Henry     July '86 - Present       100%                     Markets
International, Ltd.                                              USA prod-
                                                                 ucts outside
                                                                 the U.S.

Silverlake System June '89 - Present    25%                      Markets,
Sdn Bhd                                                          installs and
                                                                 supports the
                                                                 Asian
                                                                 Pacific
                                                                 Version of
                                                                 Silverlake
                                                                 System

BankVision     August '93 - Present     100%                     Markets
Software, Ltd.                                                   banking
                                                                 products
                                                                 outside the
                                                                 U.S.

CommLink Corp. July `94 - Present       100%                     Markets ATM
                                                                 switching
                                                                 products and
                                                                 services

Liberty        June 30, 1995            100%                     Markets
Software, Inc.                                                   Liberty
                                                                 system
                                                                 throughout
                                                                 the U.S.

Corporate History

JHA was incorporated in Missouri in 1977 and was privately held until November 1985 when it sold 725,000 shares of its common stock to the public (along with 375,000 shares sold by stockholders). JHA also reincorporated in Delaware at that time. The Company became subject to periodic reporting and certain other requirements of the Securities Exchange Act of 1934 as a result of that initial public stock offering. The common stock was then qualified for quotation on the National Market System of the NASDAQ interdealer quotation system. The Company's stock symbol is JKHY.

A 50% stock dividend paid March 3, 1992, another 50% stock dividend paid March 8, 1993 and a 33 1/3% stock dividend paid March 10, 1994 combined with new shares issued under stock options exercised have increased the total number of shares of common stock outstanding to 11,695,054 as of September 1, 1995.

Employees

As of August 17, 1995, the Company had 295 full-time employees. The Company's employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. The Company considers its employee relations to be good.

Item 2.        Properties

The Company owns approximately 52 acres located in the town of Monett, Missouri on which it maintains three existing office buildings totaling 20,900 square feet and a maintenance building.

The Company owns three aircraft which are utilized for business purposes. Many of the Company's customers are located in communities which do not have adequate commercial airline service. The Company uses its airplanes in connection with installation, maintenance and sales of its systems. Transportation costs for installation and other customer services are billed to the Company's customers. The Company leases property, which includes real estate, a hangar, and related facilities at the Monett, Missouri municipal airport. In addition, JHA leases a smaller plane for shorter flights and fewer passengers.

Item 3.        Legal Proceedings

None.

Item 4.        Submission of Matters To A Vote of Security Holders

None.



PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ - National Market System under the symbol JKHY. The following table shows the reported closing sales prices for the common stock during the last two fiscal years. Prices have been adjusted for stock dividends as appropriate.

     Fiscal 1995                   High            Low

      First Quarter               $ 9.50         $ 7.50
      Second Quarter               10.25           8.13
      Third Quarter                11.75           8.75
      Fourth Quarter               15.25          10.00

      Fiscal 1994                  High           Low

      First Quarter               $11.81         $ 8.63
      Second Quarter               12.75          10.88
      Third Quarter                11.81          10.25
      Fourth Quarter               10.75           6.50

The Company paid cash dividends of $.045 per share (split adjusted) May 25, 1993, September 23, 1993, December 16, 1993 and March 10, 1994. A 33 1/3% stock dividend was paid March 10, 1994. A cash dividend of $.05 per share was paid May 27, 1994, September 23, 1994 and December 15, 1994. Cash dividends of $.0575 per share were paid March 15, 1995 and May 26, 1995. Further, a cash dividend of $.0575 per share was declared on August 25, 1995, payable September 22, 1995 to stockholders of record on September 8, 1995.

The Company established a practice of paying quarterly dividends at the end of

FY 1990. Payment of dividends will continue to be at the discretion of the Board of Directors and will depend, among other factors, upon the earnings, capital requirements, and operating and financial condition of the Company. The Company does not foresee any changes in its dividend practices in the immediate future.

As of August 29, 1995, there were 5,157 holders of the Company's common stock.














Item 6.        Selected Financial Data

                         Selected Financial Information
                  (In Thousands, Except Per Share Information)

                                                                                  YEAR ENDED JUNE 30,

 INCOME STATEMENT DATA                                   1995           1994         1993           1992            1991
 Gross revenue (1)                                       $46,124       $38,390      $32,589        $23,896         $20,737

 Income from continuing operations                       $ 7,978      $  6,259      $ 5,272       $  3,892         $ 2,181

 Income from discontinued FinSer   operations
 (net of applicable income taxes)(2)
                                                               -             -      $   101        $    67               -


 Extraordinary income from Unisys settlement                   -             -      $   886              -               -

 NET INCOME                                             $  7,978      $  6,259      $ 6,259        $ 3,959         $ 2,181

 INCOME PER SHARE(3):
   CONTINUING OPERATIONS                                $    .66       $   .52      $   .45        $   .35        $    .20

   EXTRAORDINARY INCOME                                        -             -      $   .08              -               -
   NET INCOME                                           $    .66       $   .52      $   .54        $   .36        $    .20


 DIVIDENDS DECLARED PER SHARE(3)                        $    .22       $   .19      $   .17       $    .14        $    .08



                                                                                JUNE 30,

 BALANCE SHEET DATA                                       1995          1994         1993           1992            1991
 Working capital                                          $(666)       $11,181      $ 7,394        $ 6,236        $  3,413

 Total assets                                           $58,721        $38,347      $29,908        $22,078         $17,615
 Long-term debt                                               -              -            -              -               -

 Stockholders' equity                                   $29,484        $23,650      $17,639        $12,393        $  9,164

Notes:

(1) Gross revenue includes software licensing and installation revenues; support revenues; and hardware sales and commissions; less all sales returns and allowances.

(2) FinSer Capital Corporation and its subsidiaries ("FinSer") were included by the Company up through and including June 30, 1990. FinSer's financial results for its operations since that period are reported as discontinued operations.

(3) Prior year numbers have been adjusted to reflect the 50% stock dividends paid March 3, 1992, the 50% stock dividend paid March 8, 1993 and the 33 1/3% stock dividend paid March 10, 1994.





Item 7.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition

RESULTS OF OPERATIONS

Introduction - All of the revenues (and costs and expenses) in the statement of operations relate to JHA's continuing operations, i.e., the installation and support of banking software systems that JHA developed and the marketing of the JHA software along with computer hardware manufactured by others to provide a complete data processing system for in-house operation in financial institu-tions.

Total revenues, presented in the statement of operations, include software licensing and installation revenues; maintenance/support and services revenues; and hardware sales and maintenance revenues.

Business operations for FY '95 and '94 reflect the continued focus on JHA's IBM-based software systems. Results of operations for JHA's banking system business in each of the last two fiscal years are discussed separately below.



FY '95
REVENUE:
Revenues increased 20% to $46,124,000, establishing a new record for the fifth straight year. Each of the major revenue components were higher than the previous year's mark. JHA's domestic products and services continued their strong growth fueled by continued strong demand for the Company's quality offerings. The Company's size and reputation for quality products and services continues to enhance its position in the marketplace.

All major revenue categories experienced gains as a result of growth in both the Company's domestic products - CIF 20/20 and Silverlake System. CommLink's revenues from its ATM transaction switching contributed significantly to the growth in maintenance/support and service revenues.

Growth is expected in each category of revenues. The Company's new check imaging product and the recent SECTOR and Liberty acquisitions plus continued growth in domestic product sales are expected to enhance all categories. CommLink is expected to enhance the software and installation and the mainte-nance/support and service categories.

COST OF SALES:
The 12% increase in cost of sales was quite favorable relative to the 20% increase in sales. Hardware costs increased approximately one and one-half percent more than the related revenue increase. This was consistent with expectations. The cost of services increase of 15% was significantly better than the 28% increase in non-hardware revenues.

GROSS PROFIT:
Gross profit increased 30% above last year's level. The gross margin percentage increased to 50%, up from 47% last year. This result is very consistent with expectations considering the sales mix.

OPERATING EXPENSES:
Operating expenses increased 26% over last year's total. All the Company's operating units contributed to this increase.

OTHER INCOME (EXPENSE):
The decrease was due to the Company returning to a more normal level of Other, net because of a significant one-time gain last year as a result of collecting amounts previously deemed uncollectible.




FY '94
REVENUE:
Revenues for Fiscal '94 for the fourth year in a row established a new record, increasing 18 percent. Each major revenue component increased over the previous year. This marks the fourth consecutive year in which each revenue component increased over the previous year, some quite significantly. The Company's domestic offerings, CIF 20/20 and Silverlake System, were each contributors to the growth. The overall increase was fueled by the continued strong demand for JHA's products.

Software and installation increased 41% over last year. Both domestic products were contributors to the increase, with Silverlake providing a larger absolute and percentage increase. Also, BankVision Software, Ltd., which operates as a subsidiary of the Company, added $1.9 million in international sales of its products and services. Sales of the domestic products are expected to grow at a slower rate in the future while sales of BankVision offerings are expected to accelerate.

Maintenance/support and service revenue increased 16%. This should continue to grow as software licenses, both CIF 20/20 and Silverlake, are sold, but at a somewhat slower rate. Further, this revenue component should be aided by the continued upgrading of existing customers to the latest version of our CIF 20/20 software. BankVision contributed only slightly in this category. Its contribu-tions should increase in the future, and the CommLink acquisition (July 1994), should further enhance these revenues.

The number of sales, size and the mix of sales contributed to the 6% increase in hardware sales. Hardware sales would be expected to grow only slightly, if any, in the future, as a result of the continued reduction in price of hardware relative to the computer power purchased.

COST OF SALES:
Cost of sales experienced a 10% increase over Fiscal '93. The 7% cost of hardware sold increase was quite consistent with the increase in hardware sales. The Company continued to maintain its margin percentage. However, margins are expected to decline slightly in the future. The cost of services only increased 19%, much less than the 32% increase in software/installation and maintenance revenues.
GROSS PROFIT:
The gross profit percentage increased to 47% up from 43% last year. This is consistent with expectations when the mix of sales is more heavily weighted toward software and services, both much more profitable than hardware. Overall gross profit increased 28% over 1993.

OPERATING EXPENSES:
Operating expenses increased $2.3 million, or 34% above FY '93.  This is more than the 18% revenue increase, but only slightly more than the 28% increase in gross profit. BankVision contributed 60% of the increase. Operating expenses for the Company's core business increased only 15%, comparing favorably to its own gross profit increase of 18%. The core business continues to gain efficien-cies and leverage more profit to the bottom line as it grows. The sell-ing/marketing and general/administrative categories experienced the largest increases. The increases were primarily in salaries (additional personnel), commissions (due to higher sales productivity) and benefits and travel.

OTHER INCOME (EXPENSE):
The increase was due to an increase in interest income as a result of more investment funds available throughout the year combined with a one-time increase in other income as a result of collecting amounts previously deemed uncollect-ible.



FINANCIAL CONDITION

Liquidity - JHA's liquidity position (cash plus short-term investments minus working capital borrowings) at June 30, 1995, has decreased to $8,073,000 from $11,671,000. The decrease is due primarily to improved profitability and operating results; increased sales of the Company's software systems; and reductions in expenses offset by outlays for acquisitions in June 1995. The Company's negative working capital of $666,000 primarily results from the June 1995 acquisitions. Related cash payouts of $7 million in June 1995 and an additional $5.4 million in accrued acquisition costs were the most significant contributors.

The Company believes that its liquid assets on hand and those being generated by its operations are sufficient to meet its cash needs and requirements for FY '95. Further, it believes that cash and short-term investments will increase significantly during the first quarter of FY '96 due to the payments from annual software maintenance billings that are a major part of the $16,740,000 trade receivables at June 30, 1995. JHA has available lines of credit totaling $2,215,000, although the Company expects its use of these lines to be minimal during the next fiscal year.

Capital Requirements and Resources - JHA generally uses existing resources and funds generated from operations to meet its capital requirements. In the current fiscal year, capital expenditures of $2,647,000 were made for expansion of facilities and additional equipment and were funded from cash generated by operations. The most significant expenditures were for upgrades and additions related to the Company's aircraft. The Company currently has no long-term debt. The Company anticipates capital expenditures to be approximately $2,000,000 within the next 12 months. These expenditures will be funded from funds generated by operations.


Subsequent to June 30, 1995, the Company's Board of Directors declared a cash dividend of $.0575 per share on its common stock payable on September 22, 1995 to stockholders of record as of September 8, 1995. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable. The Company believes it has sufficient funds for this purpose without incurring any debt.



Item 8.             Financial Statements and Supplementary Data


                          Index to Financial Statements


Independent Accountants' Report                                          13

Financial Statements:

     Consolidated Statements of Income,
     Years Ended June 30, 1995, 1994 and 1993                            14

     Consolidated Balance Sheets,
     June 30, 1995 and 1994                                              15

     Consolidated Statements of Changes in Stockholders' Equity,
     Years Ended June 30, 1995, 1994 and 1993                            16

     Consolidated Statements of Cash Flows,
     Years Ended June 30, 1995, 1994 and 1993                            17

     Notes to Consolidated Financial Statements                          18

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.






 Independent Accountants' Report



Board of Directors
Jack Henry & Associates, Inc.
Monett, Missouri


We have audited the accompanying consolidated balance sheets of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting princi-ples.



                                            BAIRD, KURTZ & DOBSON

August 11, 1995
Joplin, Missouri




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                                                               YEAR ENDED JUNE 30,
                                                                                      1995             1994          1993
REVENUE
  Software licensing & installation                                                    $15,063        $13,177         $ 9,321
  MAINTENANCE/SUPPORT & SERVICE                                                         10,458          6,821           5,871
  HARDWARE SALES & COMMISSIONS                                                          20,603         18,392          17,397
     TOTAL REVENUES                                                                    $46,124        $38,390         $32,589

COST OF SALES
  COST OF HARDWARE                                                                     $15,181        $13,750         $12,885
  COST OF SERVICES                                                                       7,765          6,763           5,694
     TOTAL COST OF SALES                                                               $22,946        $20,513         $18,579

GROSS PROFIT                                                                           $23,178        $17,877         $14,010

OPERATING EXPENSES
  SELLING AND MARKETING                                                                $ 5,395        $ 4,679         $ 3,703
  RESEARCH AND DEVELOPMENT                                                               1,114            952             823
  GENERAL AND ADMINISTRATIVE                                                             4,866          3,404           2,222
     TOTAL OPERATING EXPENSES                                                          $11,375        $ 9,035         $ 6,748

OPERATING INCOME FROM CONTINUING OPERATIONS                                            $11,803        $ 8,842         $ 7,262
  Percent of total revenue                                                             25.6%           23.0%           22.3%

OTHER INCOME (EXPENSE)
  INTEREST AND DIVIDEND INCOME - NET                                                   $   746        $   612         $   539
  OTHER, NET                                                                                93            350              88
     TOTAL OTHER INCOME                                                                $   839        $   962         $   627

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                  $12,642        $ 9,804         $ 7,889

PROVISION FOR INCOME TAXES (Note 7)                                                      4,664          3,545           2,617

INCOME FROM CONTINUING OPERATIONS                                                      $ 7,978        $ 6,259         $ 5,272

INCOME FROM DISCONTINUED FINSER OPERATIONS                                             $     -        $     -         $   101

EXTRAORDINARY INCOME - UNISYS SETTLEMENT, NET (Note 11)                                      -              -             886


NET INCOME                                                                          $ 7,978        $ 6,259         $ 6,259

INCOME FROM CONTINUING OPERATIONS PER SHARE                                         $   .66         $   .52         $   .45

EXTRAORDINARY INCOME PER SHARE                                                      $     -         $     -         $   .08

NET INCOME PER SHARE                                                                $   .66         $   .52         $   .54

AVERAGE SHARES OUTSTANDING                                                           12,049          12,007          11,557

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          JUNE 30,
ASSETS                                                                                             1995               1994
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $ 3,423            $ 1,942
   HELD-TO-MATURITY SECURITIES (NOTE 3)                                                             4,650              9,729
   TRADE RECEIVABLES                                                                               16,740             11,384
   PREPAID EXPENSES AND OTHER                                                                       2,661              2,126

       TOTAL CURRENT ASSETS                                                                       $27,474            $25,181

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                                              $10,302            $ 7,022

OTHER ASSETS:
   INTANGIBLE ASSETS, NET OF AMORTIZATION (NOTE 5)                                                $17,790            $ 3,238
   COMPUTER SOFTWARE (NOTE 5)                                                                       1,740              1,196
   HELD-TO-MATURITY SECURITIES (NOTES 3 AND 6)                                                      1,415                677
   MARKETABLE EQUITY SECURITIES (NOTE 3)                                                                -              1,033

       TOTAL OTHER ASSETS                                                                         $20,945            $ 6,144

       TOTAL ASSETS                                                                               $58,721            $38,347

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                                                               $ 5,124            $ 2,086
   ACCRUED EXPENSES                                                                                 2,468              1,541
   ACCRUED ACQUISITION COSTS (NOTE 12)                                                              5,398                  -
   DEFERRED REVENUE                                                                                15,150             10,373

       TOTAL CURRENT LIABILITIES                                                                  $28,140            $14,000

DEFERRED INCOME TAXES (NOTE 7)                                                                      1,097                697

       TOTAL LIABILITIES                                                                          $29,237            $14,697

STOCKHOLDERS' EQUITY (NOTE 8):
   PREFERRED STOCK; $1 PAR VALUE; 500,000 SHARES AUTHORIZED; NONE ISSUED
                                                                                                        -                  -
   COMMON STOCK; $.01 PAR VALUE; 30,000,000 SHARES AUTHORIZED; SHARES ISSUED 1995 -
    11,732,028; 1994 - 11,674,404                                                                     117                117
   ADDITIONAL PAID-IN CAPITAL                                                                       9,425              9,099
   NET UNREALIZED LOSS ON NONCURRENT EQUITY SECURITIES                                                  -                (44)
   RETAINED EARNINGS                                                                               19,942             14,478

       TOTAL STOCKHOLDERS' EQUITY                                                                 $29,484            $23,650

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $58,721            $38,347

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         YEAR ENDED JUNE 30,
PREFERRED SHARES:                                                            1995                 1994               1993
   500,000 SHARES AUTHORIZED                                                          -                   -                -



COMMON SHARES ISSUED:
   30,000,000 SHARES AUTHORIZED
   BALANCE AT BEGINNING OF YEAR                                              11,674,404           8,489,684        5,617,050
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                  57,624             114,804           50,126
   SHARES ISSUED UPON ACQUISITION OF BANKVISION                                       -             167,979                -
   STOCK DIVIDEND (NOTE 1)                                                            -           2,901,937        2,822,508

       BALANCE AT END OF YEAR                                                11,732,028          11,674,404        8,489,684


COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance at beginning of year                                                 $   117            $     85          $    56
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                       -                   1                1
   SHARES ISSUED UPON ACQUISITION OF BANKVISION                                       -                   2                -
   STOCK DIVIDEND                                                                     -                  29               28

       BALANCE AT END OF YEAR                                                   $   117            $    117          $    85


ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year                                                 $ 9,099             $ 7,158          $ 6,736
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                     244                 615              125
   SHARES ISSUED UPON ACQUISITION OF BANKVISION                                       -               1,158                -
   TAX BENEFIT ON EXERCISE OF OPTIONS AND
    SUBSEQUENT SALE OF STOCK                                                         82                 168              297

       BALANCE AT END OF YEAR                                                   $ 9,425             $ 9,099          $ 7,158


TREASURY STOCK:
   Balance at beginning of year                                                 $     -             $     -          $  (415)
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                       -                   -              415

       BALANCE AT END OF YEAR                                                   $     -             $     -          $     -

NET UNREALIZED LOSS ON EQUITY SECURITIES                                        $     -                 (44)               -

RETAINED EARNINGS:
   Balance at beginning of year                                                 $14,478             $10,396          $ 6,016
   NET INCOME                                                                     7,978               6,259            6,259
   DIVIDENDS PAID (1995 - $.22 PER SHARE; 1994 - $.23 PER SHARE;
   1993 - $.22 PER SHARE                                                         (2,514)             (2,177)          (1,879)

       BALANCE AT END OF YEAR                                                   $19,942             $14,478          $10,396

TOTAL STOCKHOLDERS' EQUITY                                                      $29,484             $23,650          $17,639


The accompanying notes are an integral part of these consolidated financial statements.







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                  YEAR ENDED JUNE 30,
                                            1995        1994       1993

CASH FLOWS - OPERATING ACTIVITIES:
   Cash received from customers          $ 44,102    $ 37,648   $  32,908
   Cash paid to suppliers and employees   (30,683)    (28,882)    (23,887)
   Interest and dividends received            828         542         595
   Interest paid                               (5)        (32)         (6)
   Income taxes paid, net                  (4,613)     (2,708)     (2,964)
   Other, net                                  28         273           2

      Net cash provided by continuing
      operating activities               $  9,657    $  6,841   $   6,648

CASH FLOWS FROM DISCONTINUED OPERATIONS         -    $      -   $     101

CASH FLOWS FROM EXTRAORDINARY ITEMS,
   NET (NOTE 11)                                -    $      -         886

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property
    & equipment                          $     40    $     32   $      58
   Capital expenditures                    (2,647)     (2,425)     (3,698)
   Purchase of available-for-sale
    securities (Note 3)                    (2,001)     (8,669)     (2,500)
   Proceeds from sale of
    available-for-sale
    securities (Note 3)                     3,994       3,716       4,141
   Proceeds from maturities of
    held-to-maturity securities             3,000          -           -
   Purchase of held-to-maturity
    securities                             (1,000)         -           -
   Purchase of trading securities          (1,153)         -           -
   Proceeds from sale of trading
    securities                              2,239          -           -
   Purchase of customer contracts          (5,349)         -       (1,670)
   Computer software development             (241)        (48)       (230)
   Collection of long-term trade
    receivable (Note 11)                        -           -       1,916
   Collection from affiliates                   -          64           -
   Advances to affiliates                     (15)       (112)     (1,045)
   Acquisition costs, net                  (2,773)         32           -

      Net cash used in investing
        activities                       $ (5,906)   $ (7,410)   $ (3,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable
    and line of credit                   $      -        (800)          -
   Proceeds from issuance of common stock
    upon exercise of stock options            244         616         541
   Dividends paid                          (2,514)     (2,148)     (1,851)

      Net cash used in financing
        activities                       $ (2,270)   $ (2,332)   $ (1,310)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      $  1,481    $ (2,901)   $  3,297

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                    1,942       4,843       1,546

CASH AND CASH EQUIVALENTS, END OF YEAR   $  3,423    $  1,942    $  4,843


The accompanying notes are an integral part of these consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions nationwide along with the computer equipment (hardware) and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system. All of these related activities are considered a single business segment.

Consolidation

The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries, Jack Henry International, Ltd. and BankVision Software, Ltd. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Affiliated companies in which the Company has a 50%-or-less interest are reflected in these consolidated financial statements using the equity method of accounting. Operations in which the company has an investment of less than 20% are reported using the cost method of accounting.

Revenue Recognition

The Company's various sources of revenue and the methods of revenue recognition are as follows:


    Software license fees - Initial license fees are recognized upon delivery of the unmodified software. Monthly software usage charges are recognized ratably over the contract period.

    Software installation and related services - Fees for these services are recognized as the services are performed on hourly contracts and at completion on fixed-fee contracts.

    Product maintenance/support fees - Fees from these contracts are recognized ratably over the life of the contract.

    Hardware sales - Commissions and revenue from hardware sales are recognized when the hardware is shipped by the manufacturer.

Deferred Revenue

Nonrefundable software deposits and payments received prior to the delivery of the software are reflected as deferred revenue until delivery. Similarly, nonrefundable hardware deposits and payments received prior to the delivery of hardware are reflected as deferred revenue until shipment. Deferred revenue also includes annual software and hardware maintenance fees that are prepaid. These annual maintenance fees are then recorded as income on a prorata basis over the life of the contracts.

Hardware Revenues and Related Costs

The Company records the revenue from hardware, IBM system software sales and
hardware maintenance revenue in hardware revenues.   The costs of these items
purchased and remarketed are reported as cost of hardware in cost of sales.

Research and Product Development

The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which regular customer installations begin. The capitalized costs, which include salaries and related expenses, equipment/facility costs and other direct expenses, are then amortized to expense on a straight line basis over the estimated product life (generally five years).

Income Per Share

Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calcula-tion of income per share to the extent they are dilutive.

On January 24, 1992, the Company declared a 50% stock dividend (a total of 1,872,350 shares), paid March 3, 1992 to stockholders of record February 14, 1992. On February 8, 1993, the Company declared a second 50% stock dividend (a total of 2,822,508 shares), paid March 8, 1993, to stockholders of record February 22, 1993. On February 7, 1994, the Company declared a 33 1/3% stock dividend (a total of 2,901,937 shares), paid March 10, 1994, to stockholders of record February 22, 1994. Each stock dividend has been accounted for in a manner similar to a stock split. The number of weighted average shares out-standing and per share data were retroactively restated for these stock divi-dends.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-term Investments

The Company invests its excess cash in U.S. government securities, bonds issued by housing authorities and other municipal agencies and brokerage house money market accounts. Equity investments held with short-term objectives are carried at the lower of cost or market at the balance sheet date, with that determina-tion made by aggregating all marketable equity securities. Gains and losses on sales of securities, included in other income, are determined on a specific identification basis.

Accounts Receivable

The Company sells its products to banks and financial institutions throughout the United States, Latin America and the Pacific Rim, and generally does not require collateral. Adequate reserves (which are insignificant) are maintained for potential credit losses.

Property and Equipment

Property and equipment are carried at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of purchase price over the net assets of entities acquired in prior years is being amortized using the straight-line method over periods of up to 15 years from acquisition date.

Reclassification

Certain prior year numbers have been reclassified to be consistent with the current year presentation.

NOTE 2:  MARKETING AGREEMENTS WITH HARDWARE MANUFACTURERS

The Company has a marketing arrangement with IBM Corporation.  This Industry

Remarketer agreement allows the Company to purchase hardware and system software from IBM and remarket it to customers along with the Company's applications software.

NOTE 3:  INVESTMENTS

As of July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires classifying securities into one of three catego-ries: trading, available-for-sale, or held-to-maturity. The effect of adoption was not material. For presentation purposes on the Consolidated Statements of Cash Flows all prior year purchases and liquidation of investment items are presented as available-for-sale securities.

The amortized cost and approximate fair value of held-to-maturity securities at June 30, 1995 are as follows:

                                                                                (In thousands)

                                                 Amortized            Gross              Gross          Approximate
                                                    Cost           Unrealized         Unrealized            Fair
                                                                      Gains              Losses             Value
U.S. treasury notes                                   $5,545            $   17             $  (34)           $5,528
Accrued interest                                         105                 -                  -               105
                                                      $5,650            $   17             $  (34)           $5,633

MATURITIES OF HELD-TO-MATURITY SECURITIES
AT JUNE 30, 1995 ARE:
                                                                                   (IN THOUSANDS)
                                                                                         APPROXIMATE
                                                                     AMORTIZED              FAIR
                                                                          COST              VALUE
DUE IN ONE YEAR OR LESS, NET                                            $4,650             $4,617
DUE AFTER ONE YEAR, NET                                                 $1,000             $1,016
                                                                        $5,650             $5,633
THE AMORTIZED COST AND APPROXIMATE FAIR
VALUE OF INVESTMENTS IN SECURITIES AT JUNE
30, 1994 ARE AS FOLLOWS:
                                                                 (IN THOUSANDS)
                                                                         GROSS             GROSS        APPROXIMATE
                                                   AMORTIZED        UNREALIZED         UNREALIZED              FAIR
                                                        COST             GAINS             LOSSES             VALUE
U.S. TREASURY NOTES                                  $ 9,598            $   11            $  (175)          $ 9,434
ACCRUED INTEREST                                     $   131                 -                  -           $   131
COMMON STOCKS                                        $ 1,077            $   29            $   (73)          $ 1,033
                                                     $10,806            $   40            $  (248)          $10,598
CLASSIFICATION OF INVESTMENT SECURITIES AT
JUNE 30, 1994 ARE:
                                                                                (IN THOUSANDS)
                                                                                         APPROXIMATE
                                                                     AMORTIZED               FAIR
                                                                          COST              VALUE
SHORT-TERM INVESTMENTS                                                 $ 9,729            $ 9,565
MARKETABLE EQUITY SECURITIES                                           $ 1,077            $ 1,033
                                                                       $10,806            $10,598

Net realized gains on trading securities included in net income were $7,000, $33,000 and $2,000 for 1995, 1994 and 1993, respectively. Net realized gains resulting from sales of available-for-sale securities were $17,000, $0 and $0 for 1995, 1994 and 1993, respectively.




NOTE 4:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
                                     June 30,           Estimated
                                 1995          1994    useful lives
                                    (In thousands)
Land                          $   433       $    97
Land improvements                 308           304     5-20 years
Buildings                       2,053         1,054    25-30 years
Equipment and furniture         7,652         5,108      5-8 years
Aircraft                        4,684         4,350     8-10 years
                              $15,130       $10,913
Less accumulated depreciation   4,828         3,891
                              $10,302       $ 7,022

NOTE 5:  OTHER ASSETS

Intangible assets consist of identified intangible assets, including excess purchase price over net assets acquired, software maintenance/support contracts and marketing agreements acquired in business acquisitions. The amounts are being amortized over a estimated economic benefit period, generally five to fifteen years.


Following is an analysis of intangible assets:

                                                                                                      Year ended June 30,
                                                                                               1995                1994
                                                                                                   (In thousands)
Balance, beginning of year                                                                   $ 3,238                 $2,465
Excess purchase price over net assets acquired                                                15,345                  1,543
Amortization                                                                                    (793)                  (770)
Balance, end of year                                                                         $17,790                 $3,238

COMPUTER SOFTWARE includes the unamortized costs of software products developed by the Company which were required to be capitalized by generally accepted accounting principles. The costs are amortized over an estimated economic benefit period, generally five years. Following is an analysis of the computer software costs:

                                                                                                        Year ended June 30,
                                                                                                1995               1994
                                                                                                  (In thousands)
Balance, beginning of year                                                                    $1,196                 $  350
Costs of software development capitalized                                                        241                     48
Cost of software acquired                                                                        639                  1,106
Amortization                                                                                    (336)                  (308)
Balance, end of year                                                                          $1,740                 $1,196

NOTE 6:  LINES OF CREDIT

The Company has lines of credit with First State Bank of Purdy totaling $2,215,000 as detailed below. There were no amounts outstanding under the lines at June 30, 1995 or June 30, 1994. Utilization of the above lines was very minimal during each of the last two fiscal years.

One line is $1,000,000 secured by $1,000,000 held-to-maturity securities payable upon demand or March 31, 1996. Another line is unsecured for $215,000 payable upon demand or December 15, 1995. The last line is unsecured for $1,000,000 payable upon demand or March 31, 1996. All the above have a floating prime interest rate which was 9% at June 30, 1995.

NOTE 7: INCOME TAXES

The provision for income taxes (benefit) on income from continuing operations consists of the following:

                                                                                         Year ended June 30,
                                                                        1995                1994                   1993
                                                                                     (In thousands)
Current:
   Federal                                                            $3,936                  $2,740                 $2,385
   STATE                                                                 418                     278                    266
   FOREIGN                                                               (60)                     72                      -
DEFERRED:
   FEDERAL                                                               335                     405                    (32)
   STATE                                                                  35                      50                     (2)
                                                                      $4,664                  $3,545                 $2,617

EFFECTIVE TAX RATE                                                       37%                     36%                    33%






THE TAX EFFECTS OF TEMPORARY DIFFERENCES RELATED TO DEFERRED TAXES SHOWN ON THE BALANCE SHEETS WERE:

                                                                              YEAR ENDED JUNE 30,
                                                                       1995                1994
                                                                          (IN THOUSANDS)
DEFERRED TAX ASSETS:
  CARRYFORWARD (OPERATING LOSS, CAPITAL LOSS, CREDITS,
   ETC.)                                                            $   412                    534
  OTHER, NET                                                            145                    101
                                                                    $   557                $   635
DEFERRED TAX LIABILITIES:
  EXCESS TAX DEPRECIATION                                              (962)                  (558)
  EXCESS TAX AMORTIZATION                                              (692)                  (774)
                                                                    $(1,654)               $(1,332)

NET DEFERRED TAX LIABILITIES                                        $(1,097)               $  (697)

The following analysis reconciles the statutory federal income tax rate of 34% to the effective income tax rates reflected above:

                                                                                        Year ended June 30,
                                                                     1995                  1994                   1993
Computed "expected" tax expense
  (benefit)                                                             34%                    34%                   34%
Increase (reduction) in taxes resulting from:
    State income taxes, net of federal income tax bene
   fits
                                                                         2%                    3%                     3%
  Research & Development Credit                                          -                     (1%)                  (1%)
  Nondeductible excess purchase price                                   1%                      1%                     -
  Other                                                                  -                    (1%)                   (3%)
                                                                        37%                    36%                   33%

The Company has available at June 30, 1995, unused operating loss carryforwards of $720,000 which expire between 2007 and 2009. There are also capital loss carryforwards of $331,000 which expire in 1999.



NOTE 8:  STOCK OPTION PLANS

The Company has two stock option plans: the 1987 Stock Option Plan ("1987 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

The 1987 SOP was adopted by the Company on May 18, 1987, for its employees. Terms of the options, which may be qualified or nonqualified options, are determined by the Board of Directors when granted. Shares of common stock are reserved for issuance under this plan at the times of grant. The options terminate upon termination of employment, three months after retirement, one year after death or ten years after the grant. On August 11, 1992, options on shares at $7.00 and $7.70 per share (split-adjusted) were granted to several key employees. Options on 212,000 (318,000 split-adjusted) shares were exercisable immediately and 268,000 (402,000 split-adjusted) shares were exercisable in appropriate numbers over the next 5 years.

The NSOP was adopted by the Company on November 18, 1985 for its outside directors. Options are exercisable in four equal annual installments beginning one year after grant at a price not less than 110% of the fair market value of the stock at grant.


The options terminate when director status ends, upon surrender of the option or six years after grant. A total of 120,000 shares of common stock have been reserved for issuance under this plan with a maximum of 18,000 for each direc-tor.



A summary of the activity of all of the Company's stock option plans is:

                                                                               Year ended June 30,
                                                                      1995             1994               1993

Options outstanding, beginning of year:
   CURRENTLY EXERCISABLE                                       493,498           286,350            68,425
   NOT YET EXERCISABLE                                         362,666           411,000           121,500
                                                               856,164           697,350           189,925
ACTIVITY DURING THE YEAR:
   OPTIONS ISSUED, CURRENTLY EXERCISABLE                       230,000            10,500           212,000

   OPTIONS ISSUED, NOT YET
     EXERCISABLE                                                     -            33,500           268,000
   OPTIONS EXERCISED                                           (58,886)         (115,766)         (212,425)
   OPTIONS TERMINATED                                                -                 -                -
   INCREASE IN OPTIONS OUTSTANDING DUE TO 50% STOCK
    DIVIDENDS                                                        -                 -           239,850
   INCREASE IN OPTIONS OUTSTANDING DUE TO 33% STOCK
    DIVIDEND                                                         -           230,580                 -
                                                               171,114           158,814           507,425
OPTIONS OUTSTANDING, END OF YEAR:
   CURRENTLY EXERCISABLE                                       853,278           493,498           286,350
   NOT YET EXERCISABLE                                         174,000           362,666           411,000

                                                             1,027,278           856,164           697,350
RANGE OF EXERCISE PRICE                                    $  1.875                $ .60             $ .79
                                                             TO $13.20    TO $13.20               TO $7.70

NOTE 9:  401(k) EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the Plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contribu-tions. The Company has the option of making a discretionary contribution to the Plan, however, none have been made for any of the three most recent fiscal years.

NOTE 10:  RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH
              PROVIDED BY OPERATING ACTIVITIES

The reconciliations of income from continuing operations to net cash provided by operating activities as follows:


                                                                                        Year ended June 30,
                                                                              1995          1994           1993
                                                                                                (In thousands)
Net income from continuing operations                                        $7,978          $6,259          $5,272

  ADJUSTMENTS TO RECONCILE INCOME FROM CONTINUING OPERATIONS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                             2,077           1,843           1,597
    PROVISION FOR DEFERRED INCOME TAXES                                         370             455             (34)
    (GAIN)LOSS ON SALE OF FIXED ASSETS                                            1               4             (13)
    REALIZED (GAIN) ON INVESTMENTS                                              (24)            (33)            (32)
    OTHER, NET                                                                   78             (71)             58
(INCREASE) DECREASE ASSETS:
    RECEIVABLES - TRADE, CURRENT AND LONG-TERM                               (2,313)         (3,131)         (2,255)
    RECEIVABLES - AFFILIATES AND OTHER                                         (304)             29             111
    PREPAID EXPENSES AND OTHER                                                 (248)           (293)           (971)

INCREASE (DECREASE) IN LIABILITIES:
    ACCOUNTS PAYABLE                                                          1,757            (727)            383
    ACCRUED EXPENSES                                                            139              61              74
    INCOME TAXES                                                               (401)            179               -
    DEFERRED REVENUE                                                            547           2,266           2,458
     TOTAL ADJUSTMENTS                                                       $1,679          $  582          $1,376

     NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                    $9,657          $6,841          $6,648


NOTE 11:  LITIGATION


On December 30, 1992, the Company entered into an out-of-court settlement agreement with Unisys Corp ("Unisys") resolving litigation between the parties. Under the terms of the settlement agreement, Unisys paid $3,464,000 in cash to the Company and $536,000 in disputed counterclaims alleged by Unisys against the Company were eliminated. The settlement exceeded by approximately $1,590,000 the Company's net receivable from Unisys. The effect, net of litigation expenses and income taxes of approximately $498,000, was $886,000, or $.10 per share. This is included in the Company's results for its fiscal year ended June 30, 1993 as an extraordinary item.

NOTE 12:  BUSINESS ACQUISITIONS

On June 30, 1995, the Company acquired all the outstanding shares of Liberty Software, Inc. common stock and customer contracts for a total purchase consid-eration of $12,000,000 cash. The total outlay will be made over a period of approximately 10 months. Approximately $5.4 million remains to be paid at June 30, 1995.


Effective July 1, 1994, the Company acquired all of the outstanding stock of CommLink Corp. The initial consideration paid to CommLink's stockholders was a total of $2,526,000 in cash. Additional payments may be made over the subse-quent two years, based on CommLink's average annual net income. Pro Forma data for 1993 reflects the Pro Forma results of the Company including its August 6, 1993 acquisition of BankVision Software, Ltd. Each transaction has been accounted for as a purchase.

The consolidated operations of the Company include the operations of the acquirees from their acquisition date. Since CommLink was acquired July 1, 1994, its results are included in the Company's financial statements for the entire year. Unaudited Pro Forma consolidated operations assuming the Liberty purchase was made at the beginning of the year are shown below:

                                                            1995            1994          1993
                                                                      (In thousands)
Net sales                                                 $67,455         $63,543         $34,153
Income before extraordinary item                          $ 8,173         $ 8,142         $ 4,648
Net income                                                $ 8,173         $ 8,142         $ 5,534
Net income per share                                       $  .68         $   .66         $  .48

The Pro Forma results are not necessarily indicative of what would have occurred had the acquisition been on that date, nor are they necessarily indicative of future operations. Pro Forma data reflect the adjusted amortized excess purchase price over net assets acquired. No adjustment was made to reflect the combined impact of operations on income tax expense of the separate companies.




ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




 PART III

Item 10.  Directors and Executive Officers of the Registrant

See the information under the captions "Election of Directors" and "Executive Officers and Significant Employees" in the Company's Proxy Statement which is incorporated herein by reference.*

Item 11.  Executive Compensation

See the information under the captions "Executive Compensation"; "Compensation Committee Report"; and "Company Performance" in the Company's Proxy Statement which is incorporated herein by reference.*

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under the captions "Stock Ownership of Certain Stockholders" and "Election of Directors" in the Company's Proxy Statement which is incorpo-rated herein by reference.*

Item 13.  Certain Relationships and Related Transactions

None.




*Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.


 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

  (1)  Financial Statements:

The following Consolidated Financial Statements of the Company and its subsid-iaries and the Reports of Independent Accountants thereon appear under Item 8 of this Report:

  - Independent Accountants' Report.
  - Consolidated Statements of Income for the Years Ended June 30, 1995, 1994 and 1993.
  - Consolidated Balance Sheets as of June 30, 1995 and 1994.
  - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1995, 1994 and 1993.
  - Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1994 and 1993.
  - Notes to Consolidated Financial Statements.

  (2)  Financial Statement Schedules:

The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


  (3)     List of Exhibits

    (3) Articles of Incorporation and Bylaws

        The following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

        (i)   The articles of incorporation and bylaws attached as Exhibits
              3.1 and 3.2 to the Company's Registration Statement on Form S-1, filed November 17, 1985 (the "S-1");
        (ii) Certificate of Amendment of Certificate of Incorporation at-tached as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1987;
        (iii) The Bylaw Amendment attached as Exhibit (3.1) to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1989; and
        (iv) The Certificate of Amendment of Certificate of Incorporation attached as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1993.

    (10) Material Contracts

        The following material contracts are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

        (i) The Agreement dated May 11, 1989, attached as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1989;
        (ii) The Company's 1987 Stock Option Plan, as amended as of October 27, 1992, attached as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992;
        (iii) The Company's Non-Qualified Stock Option Plan, as amended as of October 26, 1993, attached as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the
              Quarter ended September 30, 1993;
        (iv)  IBM Remarketer Agreement dated May 21, 1992, attached as
              Exhibit 10.1 to the Company's Annual
              Report on Form 10-K for the Year Ended June 30, 1992;
        (v) The Fremont Software, Inc. Acquisition Agreement dated December 17, 1992, attached as Exhibit 2 to the Company's Current Report of
              Form 8-K dated December 17, 1992;
        (vi) The Stock Exchange Agreement among the Company and the Share holders of BankVision Software, Ltd.
              dated August 6, 1993,
              attached as Exhibit 2 to the Company's
              Current Report on Form 8-K dated August 6, 1993.
        (vii) The Purchase Agreement for CommLink Corp. dated July 27, 1994, the CommLink Stock Purchase Option dated February 28, 1992 and the Option
              Modification dated October 14,
              1993, all attached as Exhibit 2 to the
              Company's Current Report on Form 8-K
              dated July 27, 1994.
        (viii) The Stock Purchase Agreement for Liberty Software,
               Inc. dated June 30, 1995, attached as
               Exhibit 2 to the Company's Current
               Report on Form 8-K dated June 30, 1995;
               and
         (ix) The Marketing Agreement and Master Agreement, each dated June 30, 1995 between the Company and Broadway & Seymour, Inc. attached as
              Exhibit 10 to the Company's Current
              Report on Form 8-K dated June 30, 1995.

  (22)  Subsidiaries of the Registrant

        A list of the Company's subsidiaries is attached hereto as Exhibit
        22.

  (24)  Consents of Experts and Counsel

        Consent of Independent Accountants is attached hereto as Exhibit 24.

(b)  Reports on Form 8-K:


           The Company filed a Form 8-K dated June 30, 1995 to report the acquisition of Liberty Software, Inc. under Item 2. The foregoing Form 8-K was amended to include financial statements on September 15, 1995.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September, 1995.

                    JACK HENRY & ASSOCIATES, INC., Registrant


                    By            /s/ Michael E. Henry
                                   Michael E. Henry
                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          CAPACITY                DATE


/s/ Michael E. Henry               Chairman of the         September 27, 1995
Michael E. Henry                   Board and Chief
                                   Executive Officer



/s/ Michael R. Wallace             President, Chief        September 27, 1995
Michael R. Wallace                 Operations Officer
                                   and Director



/s/ John W. Henry                  Senior Vice President   September 27, 1995
John W. Henry                      and Director



/s/ Jerry D Hall                   Executive Vice          September 27, 1995
Jerry D. Hall                      President and
                                   Director

/s/ William W. Caraway             Senior Vice President   September 27, 1995
William W. Caraway                 and Director



/s/ Terry W. Thompson              Vice President,         September 27, 1995
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)




/s/ James J. Ellis                 Director                September 27, 1995
James J. Ellis



/s/ Burton O. George               Director                September 27, 1995
Burton O. George



/s/ George R. Curry                Director                September 27, 1995
George R. Curry



































                                                            Exhibit 22
                          Jack Henry & Associates, Inc.
                         List of Company's Subsidiaries


Jack Henry International, Ltd.
Monett, Missouri

417-235-6652  (FAX) 417-235-8406

BankVision Software, Ltd.
Monett, Missouri

417-235-6652  (FAX) 417-235-8406

CommLink Corp.
Houston, Texas

713-894-3400  (FAX) 713-894-3434

Liberty Software, Inc.
Charlotte, North Carolina

704-372-4281  (FAX) 704-344-3545






























                                                            Exhibit 24

                       Consent of Independent Accountants


Board of Directors
Jack Henry & Associates, Inc.


  We consent to incorporation by reference in the Registration Statements on Form S-8 of JACK HENRY & ASSOCIATES, INC. (File Nos. 33-11866 and 33-34244) of our report dated August 11, 1995, relating to the consolidated balance sheets of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARY as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows and the related consolidated financial statement schedules for each of the three years in the period ending June 30, 1995, which report appears in the June 30, 1995 annual report on Form 10-K of JACK HENRY & ASSOCIATES, INC.


                              Baird, Kurtz & Dobson

Joplin, Missouri
September 27, 1995