Form 10-Q
period 1995-09-30
HENRY JACK & ASSOCIATES INC
filed 1995-11-15
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the quarterly period ended September 30, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at October 31, 1995
Common Stock, $.01 par value              11,746,481











                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                         Page No.

PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           September 30, 1995, (Unaudited) and June
           30, 1995                                          3

          Condensed Consolidated Statements of
           Operations for the Three Months Ended
           September 30, 1995 and 1994 (Unaudited)           5

          Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended September 30,
           1995 and 1994 (Unaudited)                         6

          Notes to the Condensed Consolidated Financial
           Statements                                        7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                     9


Part II.     OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
              Security Holders                              12

     Item 5 - Other Information                             12

     Item 6 - Exhibits and Reports on Form 8-K              12



Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             September 30,
                                                 1995          June 30,
                                              (Unaudited)        1995

        ASSETS

Current assets:
  Cash                                          $ 5,012        $ 3,423
  Short-term investments                          3,609          4,650
  Receivables                                     6,778         16,740
Prepaid expenses and other                        2,893          2,661

        Total current assets                    $18,292        $27,474

Property and equipment, net                      11,917         10,302

Other assets:
  Intangible assets, net of amortization        $17,789        $17,790
  Computer software                               1,778          1,740
  Investments and other                           1,643          1,415
  Marketable equity securities                        3              -

        Total other assets                      $21,213        $20,945

        Total assets
                                                $51,422        $58,721









                                                September 30,
                                                 1995         June 30,
                                            (Unaudited)        1995
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 1,918        $ 5,124
  Accrued expenses                                1,562          2,468
  Income taxes                                    1,654              -
  Accrued acquisition costs                         500          5,398
  Deferred revenue                               13,114         15,150
        Total current liabilities               $18,748        $28,140

Deferred income taxes                             1,097          1,097

        Total liabilities                       $19,845        $29,237


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,744,148 issued @ 9/30/95
    11,732,028 issued @ 6/30/95                 $   118        $   117
  Additional paid-in capital                      9,095          9,425
  Retained earnings                              22,364         19,942

        Total stockholders' equity              $31,577        $29,484

        Total liabilities and
         stockholders' equity                   $51,422        $58,721




The accompanying notes are an integral part of these consolidated financial statements.





                         JACK HENRY & ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                               Quarter Ended
                                                                               September 30,
                                                                       1995                       1994

Revenues:
  Software licensing & installation                                      $ 4,842                   $ 3,513
  Maintenance/support & service                                            5,451                     2,557
  Hardware sales & commissions                                             5,857                     3,579
       Total revenues                                                    $16,150                   $ 9,649

Cost of sales:
  Cost of hardware                                                         4,007                     2,654
  Cost of services                                                         3,904                     1,925
    Total cost of sales                                                    7,911                     4,579


Gross profit                                                             $ 8,239                   $ 5,070
                                                                             51%                       53%
Operating expenses
  Selling and marketing                                                    1,832                     1,160
  Research and development                                                   454                       281
  General and administrative                                               1,218                       995
    Total operating expenses                                               3,504                     2,436

Operating income                                                         $ 4,735                   $ 2,634
Other income (expense):
  Interest and dividend income                                               163                       163
  Other, net                                                                  76                         6
    Total other income                                                       239                       169

Income before income taxes                                               $ 4,974                   $ 2,803
Provision for income taxes                                                 1,879                       972

    Net income                                                           $ 3,095                   $ 1,831

Net income per share                                                     $   .25                    $   .15

Weighted Average Shares Outstanding                                       12,342                    11,957



The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                 Three Months Ended
                                                    September 30,

                                                  1995          1994
Cash flows - operating activities:
  Cash received from customers                  $24,093       $14,255
  Cash paid to suppliers and employees          (14,856)       (8,072)
  Interest and dividends received, net              191           163
  Income taxes paid, net                           (105)         (219)
  Other, net                                         69             4
    Net cash flow provided by operating
     activities                                 $ 9,392       $ 6,131

Cash flows from investing activities:
  Proceeds on sale of property & equipment      $     2      $      1
  Capital expenditures                           (1,978)         (589)
  Short-term investment activity, net             1,023        (2,001)
  Long-term investment activity, net                  -           (19)

  Software development                             (101)          (48)
  Payment of long-term debt                           -             -
  Acquisition costs, net                         (5,514)       (1,370)

    Net cash used in investing activities       $(6,568)      $(4,026)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options              $   229       $    26
  Dividends paid                                   (673)         (584)
  Purchase of Treasury Stock                       (791)            -

    Net cash used in financing activities      $(1,235)      $  (558)

Net increase (decrease) in cash                 $ 1,589       $ 1,547

Cash at beginning of period                       3,423         1,942

Cash at end of period                           $ 5,012       $ 3,489


The accompanying notes are an integral part of these consolidated financial statements.








                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions worldwide along with the computer equipment (hardware) and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system. The Company also processes ATM transac-tions for financial institutions in the U.S. All of these related activities are considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1995.







2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accor-dance with the instructions to Form 10-Q of the Securities and Exchange Commis-

sion and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1995, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the three month period then ended.

  The results of operations for the period ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the three months ended September 30, 1995:

  Effective September 1, 1995, the Company exercised its option, and purchased all the outstanding stock of Central Interchange, Inc.(CII). CII's primary offering is the processing of ATM transactions for financial institutions in the Midwest. The initial consideration paid to CII's stockholder (who now works for JHA) was $250,000 in Company stock. Additional payments may be made over the next two years, based on CII's average annual net income.

  As of August 31, 1995, the Company had a $419,206 note receivable amount on its books. CII's results of operations have been included in these statements for all activity subsequent to September 1, 1995. The stock transaction was accounted for as a purchase.

4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the three month period ended September 30, 1995 and 1994.





Item 2. - Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of in-house integrated computer systems that perform data processing for banks and related financial institutions. The Company was founded in 1976. Its propri-etary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20(TM), typically for banks with less than $200 million in assets, and the Silverlake System(R), for banks with assets of $100 million to $3 billion. Domestically, JHA frequently sells hardware with its software prod-ucts. It also provides customer support and related services. The Company's software systems have been installed at over 1240 banks and financial institu-tions worldwide.

  A detailed discussion of the major components of the results of operations for the quarter ended September 30, 1995, as compared to the same period in the previous year follows.

Revenues

  Revenues increased 67% to $16,150,000 in the quarter ended September 30, 1995.
Software licensing and installation increased 38%.   Maintenance, support and
service revenues increased 113% with Liberty contributing a significant portion of the increase. Hardware sales were up 64% from last year's quarter. Overall, revenues continue to be strong as a result in growth in the Company's core business plus contributions from the June acquisitions of SECTOR and Liberty. The Company's non-hardware products and services (higher margin sales) increased 70% over last year.

  The backlog of sales at September 30, 1995 was $8,913,000, up from $6,739,000 last year. This is down from the record June 30, 1995 level, and is consistent with management's expectations for the first quarter. Backlog at October 26, 1995 was $9,010,000.

Cost of Sales

  The 73% increase in cost of sales for the first quarter of FY '96 is relative-ly consistent with the increase in revenues. A large portion of the increase results from the increase in hardware revenues and the related increase in cost of hardware sales. Cost of services increased significantly due to growth in the Company's core business plus the increase in costs as a result of the SECTOR and Liberty acquisitions.




Silverlake System(R) is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc.





Gross Profit

  Gross profit increased to $8,239,000 in the first quarter ended September 30, 1995, a 63% increase over last year. The gross margin percentage was 51% of sales compared to 53% last year. The relative mix of the core business and new acquisitions contributed to this being below last year's level.

Operating Expenses

  Total operating expenses increased 44%. This is a favorable picture, since gross profit increased 63%. Thus, the Company continues to gain efficiencies through growth. Selling expenses increased 58% while research & development and general & administrative expenses increased 62% and 22%, respectively.

Other Income and Expense

  Other income for the quarter ended September 30, 1995 reflects a net increase when compared to the same period last year.

Net Income

  Net income from continuing operations for the first quarter was $3,095,000, or $.25 earnings per share compared to $1,831,000, or $.15 earnings per share in the same period last year.


FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $9,624,000 at

September 30, 1995, from $9,488,000 at June 30, 1995. During the quarter the Company paid out a net of $5,092,000 as a result of the Liberty acquisition. Customer payments and Company profitability more than offset these payments to help improve the Company's net working capital position.

  JHA has available credit lines totaling $2,215,000, although the Company expects their use to be minimal during FY '96. The Company currently has no short-term or long-term debt obligations.





Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $1,978,000 for the quarter ended September 30, 1995, were made for additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $2,500,000 for FY '96.

  The Company paid a $.0575 per share cash dividend on September 22, 1995 to stockholders of record September 8, 1995 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to September 30, 1995, declared a quarterly cash dividend of $.0575 per share on its common stock payable December 12, 1995 to stockholders of record on November 21, 1995. This will be funded out of working capital.

CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended September 30, 1995. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets served.






                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 31, 1995, for the purpose of electing a board of directors and approving the adoption of the 1995 Non-Qualified Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                       For                Withheld

  John W. Henry                    10,640,073             30,286
  Jerry D. Hall                    10,640,289             30,070
  Michael E. Henry                 10,640,289             30,070
  James J. Ellis                   10,639,973             30,386
  Burton O. George                 10,640,089             30,270
  George R. Curry                  10,638,589             31,770
  Michael R. Wallace               10,640,589             29,770
  William W. Caraway               10,627,151             43,208

Also approved was the adoption of the 1995 Non-Qualified Stock Option Plan with the number of votes for, against and withheld as indicated below:

           For                         Against                   Withheld

        10,006,036                    612,299                    52,024


Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

19.1  (a) Exhibits

   None.

   (b) Reports on Form 8-K

  The Company filed a Form 8-K dated July 17, 1995, to report the acquisition of the Community Banking Business (CFI) unit of Broadway & Seymour, Inc. ("BSI") under Item 2. CFI financial statements as of June 30, 1995 were filed with the 8-K and pro forma financial information were filed under cover of a Form 8-KA on September 15, 1995 pursuant to Item 7(a)(4) of Form 8-K.





                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.

                                          JACK HENRY & ASSOCIATES, INC.


Date: November 14, 1995                         /s/ Michael E. Henry
                                                 Michael E. Henry
                                                 Chairman of the Board
                                                 Chief Executive Officer


Date: November 14, 1995                         /s/ Terry W. Thompson
                                                Terry W. Thompson
                                                Vice President and
                                                Chief Financial Officer