Form 10-Q
period 1995-12-31
HENRY JACK & ASSOCIATES INC
filed 1996-02-14
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at January 31,1996
Common Stock, $.01 par value              11,757,081




                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.


PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Statements of
           Income for the Quarter and Six Months
           Ended December 31, 1995
           and 1994 (Unaudited)                               3

          Condensed Consolidated Balance Sheets -
           December 31, 1995, (Unaudited) and June
           30, 1995                                         4-5


          Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended December 31,
           1995 and 1994 (Unaudited)                          6

          Notes to the Condensed Consolidated Financial
           Statements                                       7-8

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                   9-11


Part II.     OTHER INFORMATION

     None                                                    11







Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)

                                                                        Quarter Ended                Six Months Ended
                                                                         December 31,                  December 31,
                                                                     1995           1994           1995            1994
Revenues:
  Software licensing & installation                                   $ 4,035       $ 4,113        $ 8,877          $ 7,626
  Maintenance/support & service                                         5,550         2,486         11,001            5,043
  Hardware sales & commissions                                          6,934         4,806         12,791            8,385
     Total revenues                                                   $16,519       $11,405        $32,669          $21,054

Cost of sales:
  Cost of hardware                                                    $ 4,431       $ 3,421        $ 8,438          $ 6,075
  Cost of services                                                      3,839         1,942          7,743            3,867
    Total cost of sales                                               $ 8,270       $ 5,363        $16,181          $ 9,942

Gross profit                                                          $ 8,249       $ 6,042        $16,488          $11,112
                                                                          50%           53%            50%              53%
Operating expenses:
  Selling and marketing                                               $ 1,807       $ 1,448        $ 3,639          $ 2,608
  Research and development                                                471           266            925              547
  General and administrative                                            1,543         1,254          2,761            2,249
     Total operating expenses                                         $ 3,821       $ 2,968        $ 7,325          $ 5,404

Operating income                                                      $ 4,428       $ 3,074        $ 9,163          $ 5,708
Other income (expense):
  Interest and dividend income, net                                   $   124       $   193        $   287          $   356

  Other, net                                                              (51)          (21)            25              (15)
     Total other income                                               $    73       $   172        $   312          $   341

Income before income taxes                                            $ 4,501       $ 3,246        $ 9,475          $ 6,049

Provision for income taxes                                              1,742         1,241          3,621            2,213

     Net income                                                       $ 2,759       $ 2,005        $ 5,854          $ 3,836


Net income per share (Note 4)                                        $   .22        $   .17        $   .47        $   .32

Weighted average shares outstanding                                   12,447         12,047         12,394          12,008

The accompanying notes are an integral part of these consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             December 31,
                                                 1995          June 30,
                                              (Unaudited)        1995

        ASSETS

Current assets:
  Cash                                          $ 5,361        $ 3,423
  Short-term investments                          2,590          4,650
  Receivables                                     6,160         16,740
  Prepaid expenses and other                      3,069          2,661

        Total current assets                    $17,180        $27,474

Property and equipment, net                     $12,825        $10,302

Other assets:
  Intangible assets, net of amortization        $17,839        $17,790
  Computer software                               1,767          1,740
  Investments and other                           1,003          1,415


        Total other assets                      $20,609        $20,945

        Total assets
                                                $50,614        $58,721





                                                  December 31,
                                                  1995         June 30,
                                               (Unaudited)      1995
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 1,210        $ 5,124
  Accrued expenses                                2,264          2,468
  Income taxes                                      210              -
  Accrued Acquisition costs                         500          5,398
  Deferred revenue                               11,767         15,150

        Total current liabilities               $15,951        $28,140

Deferred income taxes                               986          1,097

        Total liabilities                       $16,937        $29,237


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,757,081 issued @ 12/31/95
    11,732,028 issued @ 6/30/95                 $   118        $   117
  Additional paid-in capital                      9,113          9,425
  Retained earnings                              24,446         19,942

        Total stockholders' equity              $33,677        $29,484

        Total liabilities and
         stockholders' equity                   $50,614        $58,721




The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Six Months Ended
                                                    December 31,

                                                1995             1994
Cash flows - operating activities:
  Cash received from customers                 $39,752         $22,691
  Cash paid to suppliers and employees         (26,157)        (14,732)
  Interest and dividends received                  348             353
  Income taxes paid                             (3,216)         (1,826)
  Other, net                                        50              14
    Net cash flow provided by operating
    activities                                 $10,777         $ 6,500


Cash flows from investing activities:
  Proceeds on sale of property & equipment     $     2         $     3
  Capital expenditures                          (3,211)         (1,570)
  Short-term investment activity, net            2,000          (1,503)
  Long-term investment activity, net                (3)            (32)
  Software development                            (215)            (88)
  Acquisition costs, net                        (5,501)         (1,370)

    Net cash used in investing activities      $(6,928)        $(4,560)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options             $   312         $    58
  Dividends paid                                (1,350)         (1,168)
  Purchase of Treasury Stock                      (873)              0

    Net cash used in financing activities      $(1,911)       $ (1,110)

Net increase (decrease) in cash                $ 1,938         $   830

Cash at beginning of period                      3,423           1,942

Cash at end of period                          $ 5,361         $ 2,772


The accompanying notes are an integral part of these consolidated financial statements.





                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies


  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions along with the computer equipment (hardware) and provides the conversion and software services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system. All of these related activities are considered a single business segment.

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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 1995, and the results of its operations and its cash flows for the quarter and six-month period then ended.

  The results of operations for the periods ended December 31, 1995, are not necessarily indicative of the results to be expected for the entire year.



3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended December 31, 1995:


None.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarters and six month periods ended December 31, 1995 and 1994.




Item 2. - Management's Discussion and Analysis of Results of
Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of in-house integrated computer systems that perform data processing for banks and related financial institutions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20TM 1, typically for banks with less than $200 million in assets, and the Silverlake System(R) 2, for banks with assets of $100 million to $10 billion. Domestically, JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1240 banks and financial institutions worldwide.

  A detailed discussion of the major components of the results of operations for the quarter and the six months ended December 31, 1995, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 45% to $16,519,000 in the second quarter ended December 31, 1995. Software licensing and installation was basically flat. Maintenance, support and service revenues increased 123% to $5,555,000, growing with new customer additions and the Liberty acquisition. Hardware sales were $6,934,000, up 44% from last year. Overall, revenues continue to be strong because demand for the Company's products and services remains high.

  The six months ended December 31, 1995, had a 55% increase in revenues over the same period a year earlier. Software licensing and installation revenues are up 16% over Fiscal year '95's second quarter. This increase is complimented by the 118% growth in maintenance/support and service revenue and 53% increase in hardware sales over the same period last year.

  The $11,437,000 backlog of sales at December 31, 1995, is up 42% from last year's $8,048,000.




                    1CIF 20/20  is a trademark of Jack Henry & Associ-
               ates, Inc.

                    2Silverlake System  is a registered trademark of
               Jack Henry & Associates, Inc.

Cost of Sales


  The 54% increase over last year's quarter in cost of sales is consistent with the increase in revenues.

  Cost of sales increased 63% in the six months ended December 31, 1995, compared to the same period a year ago. This increase is considering the mix of revenues experienced in this period.



Gross Profit

  Gross profit increased to $8,249,000 and $16,488,000, respectively, in the second quarter and the six months ended December 31, 1995. This represents a 37% and 48% increase over the same periods last year. These are less than the respective sales increases, but very consistent when the mix in sales is considered. The gross margin percentage was 50% of sales this year compared to 53% for both periods last year. Generally, this percentage will fluctuate with hardware sales - as they go up it will trend downward and vice versa.

Operating Expenses

  Total operating expenses increased 29%. This is a favorable picture, since gross profit increased 37%, thus the Company continues to gain efficiencies through growth. Selling expenses increased 25%; research and development increased 77%; and general and administrative expenses increased 23%. Overall, the increases are attributable to the significant growth in Company revenues.

  Operating expenses for the six months ended December 31, 1995, also experi-enced increases in all areas when compared to the same period a year ago. Again, these increases are generally related to the overall growth in the Company's revenues.


Other Income and Expense

  Other income for the quarter ended December 31, 1995, reflects a net 36% decrease when compared to the same period last year. This is attributable to the sizable decrease in interest and dividend income. The Company had a lower interest income due to its expenditures for acquisitions during the last 7 months which lowered funds available to invest.

  The six months ended December 31, 1995, also experienced a net decrease, when compared to the same period a year ago, for the same reasons as noted above. These would have been an increase had the Company not paid out in excess of $12.3 million related to acquisitions since June 1, 1995.


Net Income

  Net income for the second quarter was $2,759,000, or $.22 per share, compared to $2,005,000, or $.17 per share, in the same quarter last year.

  Net income for the six months ended December 31, 1995, was $5,854,000, or $.47 per share compared to $3,836,000, or $.32 per share, in the same period last year.




FINANCIAL CONDITION

Liquidity

  The Company's cash and short-term investments were $7,951,000 at December 31, 1995, basically unchanged from June 30, 1995.

  JHA has available credit lines totaling $2,215,000, although the Company expects their use to be minimal during FY '96. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $1,233,000 for the second quarter ended December 31, 1995, were made for additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA total $3,211,000 for the six months ended December 31, 1995.


  The Company paid a $.0575 per share cash dividend on December 12, 1995 to stockholders of record November 21, 1995 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to December 31, 1995, declared a quarterly cash dividend of $.07 per share on its common stock payable March 14, 1996 to stockholders of record on February 22, 1996. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations continued to be quite favorable during the quarter and six months ended December 31, 1995. This is a result of the commitment of the Company and each associate to deliver quality products and services to the markets served.


                           PART II. OTHER INFORMATION

None.





                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                          JACK HENRY & ASSOCIATES, INC.


Date: February 13, 1996              /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: February 13, 1996              /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer