Form 10-Q
period 1996-03-31
HENRY JACK & ASSOCIATES INC
filed 1996-05-15
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at April 30, 1996
Common Stock, $.01 par value              11,820,304











                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.

PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           March 31, 1996, (Unaudited) and June
           30, 1995                                         3-4

          Condensed Consolidated Statements of
           Operations for the Three Months and
           Nine Months Ended March 31, 1996
           and 1995 (Unaudited)                               5

          Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended March 31,
           1996 and 1995 (Unaudited)                          6

          Notes to the Condensed Consolidated Financial
           Statements                                         7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                   8-10


Part II.     OTHER INFORMATION

     Item 5 - Other Information                              11


Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                               March 31,
                                                1996          June 30,
                                              (Unaudited)        1995

        ASSETS

Current assets:
  Cash                                          $ 4,573        $ 3,423
  Short-term investments                          2,633          4,650
  Receivables                                     8,362         16,740
  Prepaid expenses and other                      3,180          2,661

        Total current assets                    $18,748        $27,474

Property and equipment, net                      13,705         10,302

Other assets:
  Intangible assets, net of amortization        $17,406        $17,790
  Computer software                               1,774          1,740
  Investments and other                           1,003          1,415

        Total other assets                      $20,183        $20,945

        Total assets
                                                $52,636        $58,721

                                               March 31,
                                                 1996          June 30,
                                         (Unaudited)        1995
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 2,439        $ 5,124
  Accrued expenses                                2,773          2,468
  Income taxes                                      564             -
  Accrued acquisition costs                           -          5,398
  Deferred revenue                               10,171         15,150
        Total current liabilities               $15,947        $28,140

Deferred income taxes                               986          1,097

        Total liabilities                       $16,933        $29,237


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,768,971 issued @ 3/31/96
    11,732,028 issued @ 6/30/95                 $   118        $   117
  Additional paid-in capital                      9,200          9,425

Retained earnings                                26,385         19,942

        Total stockholders' equity              $35,703        $29,484

        Total liabilities and
         stockholders' equity                   $52,636        $58,721




The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)

                                                                              Quarter Ended               Nine Months Ended
                                                                          March 31,                     March 31,
                                                                       1996           1995          1996           1995
Revenues:
  Software licensing & installation                                   $ 4,430       $ 3,685        $13,307        $11,310
  Maintenance/support & service                                         5,749         2,645         16,750          7,689
  Hardware sales & commissions                                          6,382         4,075         19,173         12,460

     Total revenues                                                   $16,561       $10,405        $49,230        $31,459

Cost of sales:
  Cost of hardware                                                    $ 4,551       $ 2,950        $12,989        $ 9,025
  Cost of services                                                      4,170         1,983         11,913          5,850

     Total cost of sales                                              $ 8,721       $ 4,933        $24,902        $14,875

Gross profit                                                          $ 7,840       $ 5,472        $24,328        $16,584

Operating expenses:
  Selling and marketing                                               $ 1,785       $ 1,347        $ 5,424        $ 3,956
  Research and development                                                446           280          1,371            826
  General and administrative                                            1,338         1,208          4,099          3,457

    Total operating expenses                                          $ 3,569       $ 2,835        $10,894        $ 8,239

Operating income                                                      $ 4,271       $ 2,637        $13,434        $ 8,345

Other income (expense):
  Interest and dividend income, net                                   $   123       $   191        $   410        $   547
  Other, net                                                               77            22            102              7

     Total other income                                               $   200       $   213        $   512        $   554


Income before income taxes                                            $ 4,471       $ 2,850        $13,946        $ 8,899
Provision for income taxes                                              1,710        1,076           5,331          3,288

     Net income                                                       $ 2,761       $ 1,774        $ 8,615        $ 5,611

Per share information (Note 4):
Net income                                                           $   .22        $   .15        $   .69
                                                                                                                 $   .47

Weighted avg. shares outstanding                                      12,510         12,054         12,433        12,007

The accompanying notes are an integral part of these consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Nine Months Ended
                                                      March 31,

                                                  1996           1995
Cash flows - operating activities:
  Cash received from customers                  $52,707        $32,570
  Cash paid to suppliers and employees          (36,110)       (22,079)
  Interest and dividends received                   482            585
  Income taxes paid                              (4,646)        (3,174)
  Other, net                                          -             19
    Net cash provided by operating
     activities                                 $12,433        $ 7,921



Cash flows from investing activities:
  Proceeds on sale of property & equipment      $     2        $     1
  Capital expenditures                           (4,448)        (1,893)
  Short-term investment activity, net             1,946         (1,504)
  Long-term investment activity, net                 (3)           (40)
  Capitalized software development                 (327)          (165)
   Acquisition costs, net                        (5,807)        (1,370)

  Net cash used in investing activities         $(8,637)       $(4,971)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options              $   399        $   100

  Dividends paid                                 (2,172)        (1,841)
   Purchase of Treasury Stock                      (873)             -

    Net cash used in financing activities       $(2,646)       $(1,741)

Net increase (decrease) in cash                 $ 1,150        $ 1,209

Cash at beginning of period                       3,423          1,942

Cash at end of period                           $ 4,573        $ 3,151


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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the three-month and nine-month periods then ended.

  The results of operations for the periods ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  None.

4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarters and nine month periods ended March 31, 1996 and 1995.


Item 2. - Management's Discussion and Analysis of Results of
Operations and Financial Condition


RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of in-house integrated computer systems that perform data processing for banks and related financial institutions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20 1, typically for small to mid-size community banks, and the Silverlake System 2, for medium to large-size community banks. Domestically, JHA frequently sells computer hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1240 banks and financial institutions worldwide.

  A detailed discussion of the major components of the results of operations for the quarter and the nine months ended March 31, 1996, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 59% to $16,561,000, in the third quarter ended March 31, 1996. Software licensing and installation increased 20%, which renders the highest profit margin of the three revenue groups. Maintenance, support and service revenues increased 117% to $5,749,000, growing with new customer additions and the addition of Sector and Liberty. Hardware sales were $6,382,000, up 57% from last year's quarter. Overall, revenues continue to be strong because demand for the Company's products and services remains high.

  The nine months ended March 31, 1996, had a 56% increase in revenues over the same period a year earlier. Software licensing and installation revenues are up 18% over FY '95's third quarter. Maintenance/support and service revenues were 118% above last year's quarter with hardware revenues increasing 54% over the same period last year. Nine month revenues increased for similar reasons as the quarter.

  The $11,523,000, backlog of sales at March 31, 1996, reflects an increase of 49% above last year's level.



Cost of Sales

  There was an overall increase in total cost of sales of 77% for the quarter and a 67% increase for the nine months compared to the same periods last year. Cost of hardware for the quarter increased 54%, reflecting a small decline in margin. Cost of services increased 110%, which varies primarily from the non-


                    1CIF 20/20 is a trademark of Jack Henry & Associ-
               ates, Inc.

                    2Silverlake System  is a registered trademark of
               Jack Henry & Associates, Inc.

hardware revenues increase of 61%. This variance is due to increased costs from the Sector and Liberty acquisitions and increased costs due to continued growth in the Company's application systems.

  Cost of hardware increased 44% for the nine months ended March 31, 1996. This is on a 54% increase in hardware revenue, thus an increase in margin. Cost of services increased 104% for the nine months compared to the 59% increase in non-hardware revenues. These changed for similar reasons to the quarterly changes.


Gross Profit

  Gross profit increased to $7,840,000 and $24,328,000, respectively, in the third quarter and the nine months ended March 31, 1996, compared to $5,472,000 and $16,584,000, for the same periods last year. Total gross profit increased 43% and 47% for the quarter and nine month periods, respectively, which is relatively consistent with the revenue percentage increases. The gross margin percentage was 47% of sales for the quarter and 49% for the nine month period, down from the previous year periods of 53% for the quarter and year-to-date periods. Generally, this percentage will fluctuate with hardware sales - as they go down it will trend upward and vice versa. The gross margin percentage is also impacted in both the three and nine month periods from the increase in costs and thus, decrease in margin, from the Sector and Liberty acquisitions.

Operating Expenses

  Total operating expenses increased 26%. This is a favorable picture, since gross profit increased 43%, thus the Company continues to gain efficiencies through growth.

  Operating expenses for the nine months ended March 31, 1996, experienced an increase of 32% from the same period a year ago.

Other Income and Expense

  Other income for the quarter and nine-months ended March 31, 1996, reflects a net 6% and 8% decrease, respectively when compared to the same periods last year.


Net Income

  Net income for the third quarter was $2,761,000, or $.22 per share, compared to $1,774,000, or $.15 per share, in the corresponding quarter last year.

  Net income for the nine months ended March 31, 1996, was $8,615,000, or $.69 per share compared to $5,611,000, or $.47 per share, in the same period last year.



FINANCIAL CONDITION

Liquidity

  The Company's cash and short-term investments decreased to $7,206,000, at March 31, 1996, from $18,073,000, at June 30, 1995. The decrease results from a combination of normal business activities and cash outlays related to June 1995 acquisitions.

  JHA has available credit lines totaling $2,215,000, although the Company continues to expect their use to be minimal during FY '96. The Company current-ly has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totalling $1,237,000 for the third quarter ended March 31, 1996, were made for additional equipment. The consolidated capital expenditures of JHA totaled $4,448,000 for the nine month period ending March 31, 1996. These were funded from cash generated by opera-tions.

  The Company paid a $.07 per share cash dividend on March 14, 1996 to stock-holders of record on February 22, 1996 which was funded from working capital.
In addition, the Company's Board of Directors, subsequent to March 31, 1995, declared a quarterly cash dividend of $.07 per share on its common stock payable on May 29, 1996, to stockholders of record on May 13, 1996. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter and nine months ended March 31, 1996. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets served.



                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

      a.  Exhibits

3.2   Restated and Amended Bylaws effective May 1, 1996, attached at page 13.




                  (Remainder of page intentionally left blank)




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.

                                          JACK HENRY & ASSOCIATES, INC.


Date: May 15, 1996                         /s/ Michael E. Henry
                                           Michael E. Henry
                                           Chairman of the Board
                                           Chief Executive Officer


Date: May 15, 1996                         /s/ Terry W. Thompson
                                           Terry W. Thompson
                                           Vice President and
                                           Chief Financial Officer

                                                             Exhibit A

                              RESTATED AND AMENDED
                                    BYLAWS OF
                          JACK HENRY & ASSOCIATES, INC.

                             (EFFECTIVE MAY 1, 1996)

                                    ARTICLE I

  Section 1.1 Registered Office. The registered office of the corporation shall be Corporation Trust Center, 1209 Orange Street, City of Wilmington, County of New Castle, State of Delaware.

  Section 1.2 Corporate Office. The corporation may have its office (or offices) at such place (or places) as the board of directors, in its discretion, may from time to time determine, or wherever the business of the corporation may require.

                                   ARTICLE II

                             Meeting of Stockholders

  Section 2.1 Time and Place. Any meeting of the stockholders may be held at such time and place, either within or outside the State of Delaware, as shall be designated from time to time by resolution of the board of directors or as shall be stated in a duly authorized notice, or in a duly executed waiver of notice, of the meeting.

  Section 2.2 Annual Meeting. The annual meeting of the stockholders, commencing with the year 1986, shall be held on the second Tuesday in November of each year or on such other date as the board of directors may determine, for the purpose of electing a board of directors and transacting such other business as may properly be brought before the meeting.

  Section 2.3 Special Meetings. Special meetings of the stockholders, for any purpose or purposes, may be called by the chairman of the board or the president, and shall be called by the chairman of the board, the president or any vice-President or the secretary, when directed to do so by resolution of the board of directors. A special meeting of the stockholders shall also be called by the president or secretary at the request in writing of stockholders owning at least two-thirds of the stock of the corporation entitled to vote. Any request of the stockholders for a special meeting shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the stockholders shall be limited to the purposes stated in the notice

  Section 2.4 Notices. Written notice stating the place, date and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be given not less than 10 nor more than 60 days before the date of the meeting, except as otherwise required by statute or the certificate of incorporation, either personally, by mail, or by prepaid tele-gram, telex, cablegram or radiogram, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the official government mail of any country, postage prepaid, addressed to the stockholder at his address as it appears on the stock records of the corporation. If given personally, or otherwise than by mail, such notice shall be deemed to be given when either handed to the stockholder or delivered to the stockholder s address as it appears on the stock records of the corpora-tion.

  Section 2.5 Record Date. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting, or any adjournment of a meeting, of stockholders, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than 60 nor less than 15 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed, the record date for determining stockholders shall be at the close of business on the day next preceding the day on which notice is given, and the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the board of directors adopts the resolution relating to such other purpose. A determination of stockholders of record entitled to notice of or to vote at a meeting of stock-holders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

  Section 2.6 Voting List. The secretary of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabeti-cal order and showing the address and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of the meeting during the whole time thereof to be open to the inspection of any stockholder who is present.

  Section 2.7 Quorum. The holders of a majority of the stock issued and outstanding and entitled to vote at the meeting, present in person or represent-ed by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such a quorum shall not be present at any meeting of stockholders, the stockholders entitled to vote, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice if the time and place are announced at the meeting, until a quorum shall be present. At such adjourned meeting at which a quorum shall be present any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.


  Section 2.8 Voting and Proxies. Each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the statutes or of the Certificate of Incorporation, a different vote is required, in which case such express provision shall govern.

  Section 2.9 Waiver. Attendance of a stockholder of the corporation, either in person or by proxy, at any meeting, either annual or special, shall constitute waiver of notice of such meeting, except where a stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. A written waiver of notice of any such meeting signed by a stockhold-er or stockholders entitled to such notice, whether before, at or after the time stated in such notice, shall be equivalent to notice.

  Section 2.10 Conduct of Stockholder Meetings. At every meeting of stockholders, the chairman of the board, or in his absence, the president, or in his absence, a vice-president, or if none be present, the appointee of the meeting, shall act as chairman of the meeting, the secretary, or in the absence an assistant secretary, or if none be present, the appointee of the chairman of the meeting shall act as secretary of the meeting. The chairman of the meeting shall call the meeting to order, and shall make such rulings and determinations as shall be necessary or convenient for the orderly conduct of the meeting, including but not limited to setting the place and agenda, imposing reasonable time limits on speakers, determining when the polls shall open and close, the method of voting and the manner in which votes are counted, the sufficiency and interpretation of any proxy, the propriety of any matter submitted for stock-holder action, and the time of adjournment.

  Section 2.11      Notice of Stockholder Business and Nominations.

  (A)   Annual Meeting of Stockholders.

    (1) Nominations of persons for election to the board of directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) by or at the direction of the board of directors or (b) by any stockholder of the corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in clauses (2) and (3) of paragraph (A) of this Section 2.11 and who is a stockholder of record at the time such notice is delivered to the secretary of the corporation.

    (2) For nominations or other business to be properly brought before the annual meeting by a stockholder pursuant to clause (b) of paragraph (A)(1) of this Section 2.11, the stockholder must have given timely notice thereof in writing to the secretary of the corporation and such business must be a proper subject for stockholder action under the Delaware General Corporation Law. To be timely, a stockholder s notice shall be delivered to the secretary at the principal executive offices of the corporation not less
                                      -15-
  than 70 days nor more than 90 days prior to the first anniversary of the preceding year s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business following the day on which public announce-ment of the date of such meeting is first made. Such stockholders notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the Exchange Act ), including such person s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (I) the name and address of such stockholder, as they appear on the corporation s books, and of such beneficial owner and (ii) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

    (3) Notwithstanding anything in the second sentence of paragraph (A)(2) of this Section 2.11 to the contrary, in the event that the number of directors to be elected to the board of directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors made by the corporation at least 80 days prior to the first anniversary of the preceding year s annual meeting, a stockholder s notice required by this paragraph (A)(2) of this Section 2.11 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which such public announce-

  ment is first made by the corporation.

  (B) Special Meeting of the Stockholders. Nominations of persons for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected (I) by or at the direction of the board of directors or (ii) by any stockholder of the corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in this paragraph (B) and who is a stockholder of record at the time such notice is delivered to the secretary of the corporation. Nominations by stockholders of persons for election to the board of directors may be made at such a special meeting of stockholders if the stockholder s notice as required by paragraph (A)(2) of this Section 2.11 shall be delivered to the secretary at the principal executive offices of the corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 70th day prior to such special meeting or the 10th day following the date on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.


  (C)   General.

    (1) Only persons who are nominated in accordance with the procedures set forth in this Section 2.11 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this
Section 2.11.

    (2) Except as otherwise provided by law, the Certificate of Incorporation or this Section 2.11, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 2.11 and, if any proposed nomination or business is not in compliance with this Section 2.11 to declare that such defective proposal or nomination shall be disregarded.

    (3) For purposes of this Section 2.11, public announcement shall mean disclosure in a press release reported by the Dow Jones News Service, Associ-ated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to
  Section 13, 14 or 15(d) of the Exchange Act.

    (4) Notwithstanding the foregoing provisions of this Section 2.11, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 2.11. Nothing in this Section 2.11 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the corporation s proxy statement pursuant to Rule 14a-8 under Exchange Act.

                                   ARTICLE III

                                    Directors

  Section 3.1 Number. The number of directors shall be eight, or such other number (one or more), as fixed from time to time by resolution of the board of directors.

  Section 3.2 Elections. Except as provided in Section 3.3 of this Article, the board of directors shall be elected at the annual meeting of the stock-holders or at a special meeting called for that purpose. Each director shall be elected to serve until the next annual meeting of stockholders or until his successor shall be elected and qualified.

  Section 3.3 Vacancies. Any vacancy occurring on the board of directors and any directorship to be filled by reason of an increase in the board of directors may be filled only by the affirmative vote of a majority of the remaining directors, though less than a quorum of the board of directors. Such newly elected director shall hold office until the next annual meeting of stockholders or until his successor shall be elected and qualified.


  Section 3.4 Meetings. The first meeting of each newly elected board of directors shall be held immediately after, and at the same place as, the annual meeting of the stockholders. No notice of such meeting shall be necessary to the newly elected directors in order to legally constitute the meeting, provided a quorum shall be present. The board of directors may, by resolution, establish a place and time for regular meetings which may thereafter be held without call or notice.

  Section 3.5 Notice of Special Meetings. Special meetings may be called by the president or any two members of the board of directors. Such notice may be given to each member of the board of directors by mail by the secretary, the president or the members of the board calling the meeting by depositing the same in the mail at least 7 days before the meeting, addressed to the director at the last address he has furnished to the corporation for this purpose, and any notice so mailed shall be deemed to have been given at the time when mailed. Notice may also be given at least 48 hours before the meeting in person, or by telephone, prepaid telegram, telex, cablegram or radiogram addressed as stated above; and such notice shall be deemed to have been given at the time when such telegram, telex, cablegram or radiogram is delivered to the last address of the director for this purpose, or when such personal or telephone conversation occurs.

  Section 3.6 Quorum. At all meetings of the board, a majority of the directors then in office shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as otherwise specifically required by statute, the certificate of incorporation, or these bylaws. If less than a quorum be present, the director or directors present may adjourn the meeting from time to time without further notice.
Voting by proxy is not permitted at meetings of the board of directors.

  Section 3.7 Waiver. Attendance of a director at a meeting of the board of directors shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transac-tion of any business because the meeting is not lawfully called or convened. A written waiver of notice or manner of calling any such meeting signed by a director entitled to such notice, whether before, at, or after the time stated in such notice, shall be equivalent to the giving of such notice.

  Section 3.8 Action Without Meeting. Any action required or permitted to be taken at a meeting of the board of directors may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the directors and filed with the minutes of proceedings of the board of directors.

  Section 3.9 Attendance by Telephone. Members of the board of directors or any committee of the corporation may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at such meeting.


  Section 3.10 Removal. Any director may be removed from office at any time, but only for cause or upon the affirmative vote of the holders of at least two-thirds of the corporation s stock entitled to vote thereon.


                                   ARTICLE IV

                                    Officers

  Section 4.1 Election. The corporation shall have such officers with such duties as the board of directors determines by resolution. The officers shall be elected or appointed at least annually by the board of directors at its first meeting after each annual meeting of stockholders.

  Section 4.2 Removal, Resignation and Vacancies. Any officer elected or appointed by the board of directors may be removed at any time by the affirma-tive vote of a majority of the board of directors. Any officer may resign at any time by giving written notice of his resignation to the president or to the secretary, and acceptance of such resignation shall not be necessary to make it effective, unless the notice so provides. Any vacancy occurring in any office may be filled by the board of directors.

  Section 4.3 Chairman of the Board. The board of directors may, in its sole discretion, elect a chairman of the board. If elected, the chairman of the board shall preside at all meetings of shareholders and of the board of direc-tors. In the event a chief executive officer (CEO) of the corporation is not elected or appointed by the board of directors, the chairman of the board shall be the chief executive officer of the corporation. Subject to the direction and control of the board of directors, the chairman of the board, coextensively with the president, the CEO, and the chief operating officer (COO), shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect, and he/she may execute contracts, deeds and other instruments on behalf of the corporation as are necessary and appropriate. He/she shall perform such additional functions and duties as are appropriate and customary for the office of the chairman of the board and as the board of directors may prescribe from time to time.

  Section 4.4 Vice Chairman of the Board. In the absence, disability or vacancy of the chairman of the board, the vice chairman of the board shall serve as chairman of the board.

  Section 4.5 Chief Executive Officer. The board of directors, in its sole discretion, may elect a chief executive officer (CEO). Subject to the direction and control of the board of directors, the CEO coextensively with the chairman of the board, the president, and the COO, shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect; and he/she may execute contracts, deeds and other instruments on behalf of the corporation as are necessary and appropriate. He/she shall perform such additional functions and duties as are appropriate and customary for the office of COO and as the board of directors may prescribe from time to time.


  Section 4.6 President. In the absence, disability or vacancy of the chairman of the board and the vice chairman of the board, the President shall preside at all meetings of the shareholders and of the board of directors. In the absence, disability or vacancy of the CEO, the president shall serve as CEO. Subject to the direction and control of the board of directors, the president, coextensively with the chairman of the board, the CEO, and the COO, shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect; and he/she may execute contracts, deeds and other instruments on behalf of the corporation as are necessary and appropriate. He/she shall perform such additional functions and duties as are appropriate and customary for the office of president and as the board of directors may pre-scribe from time to time.

  Section 4.7 Chief Operating Officer. The board of directors, in its sole discretion, may elect a chief operating officer (COO). Subject to the direction and control of the board of directors, the COO, coextensively with the chairman of the board, the CEO, and the president, shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect; and he/she may execute contracts, deeds and other instruments on behalf of the corporation as are necessary and appropriate. He/she shall perform such additional functions and duties as are appropriate and customary for the office of COO and as the board of directors may prescribe from time to time.

  Section 4.8 Executive Vice President. The board of directors, in its sole discretion, may elect an executive vice president, who shall report to and assist the president, and who shall serve as president in the absence, disabili-ty or vacancy of the president.

  Section 4.9 Senior Vice President. The board of directors, in its sole discretion, may elect one or more senior vice presidents, who shall report to and assist the president and executive vice president.

  Section 4.10 Vice President. The board of directors, in its sole discre-tion, may elect one or more vice presidents, who shall report to and assist the president, executive vice president and senior vice presidents.

  Section 4.11 Assistant Vice President. The board of directors, in its sole discretion, may elect one or more assistant vice presidents, who shall report to and assist the president, executive vice president, senior vice presidents and vice presidents.

  Section 4.12 Secretary. The secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, keep the minutes of such meetings, have charge of the corporate seal and stock records, be responsible for the maintenance of all corporate files and records and the preparation and filing of reports to governmental agencies, other than tax returns, have authority to affix the corporate seal to any instrument requiring it (and, when so affixed, it may be attested by his or her signature), and perform such other duties as may from time to time be prescribed by the board of directors and the president.


  Section 4.13 Assistant Secretary. The assistant secretary or, if there be more than one, the assistant secretaries in the order determined by the presi-dent shall, in the absence or disability of the secretary, or in case such duties are specifically delegated to him/her by the board of directors, the president or the secretary, perform the duties and exercise the powers of the secretary and shall, under the supervision of the secretary, perform such other duties and have such other powers as the secretary, the board of directors or the president may from time to time prescribe.

  Section 4.14 Chief Financial Officer. The chief financial officer (CFO) shall have control of the funds and the care custody of all the stocks, bonds, and other securities of the corporation, and be responsible for the preparation and filing of tax returns. He/she shall receive all moneys paid to the corpora-tion and shall have authority to give receipts and vouchers, to sign and endorse checks and warrants in its name and on its behalf, and give full discharge for the same. He/she shall also have charge of the disbursement of the funds of the corporation, and shall keep full and accurate records of the receipts and disbursements. He/she shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as shall be designated by the board of directors, and shall perform such other duties and have such other powers as the board of directors or the president may from time to time prescribe.

  Section 4.15 Treasurer. The treasurer shall report to and assist the CFO, and the board of directors, chairman of the board, CEO, president and COO.

  Section 4.16 Assistant Treasurer. The assistant treasurer or, if there be more than one, the assistant treasurers in the order determined by the president shall, in the absence or disability of the treasurer, or in case such duties are specifically delegated to him/her by the board of directors, president or trea-surer, perform the duties and exercise the powers of the treasurer and shall, under the supervision of the treasurer, perform such other duties and have such other powers as the treasurer, the board of directors or the president may from time to time prescribe.

  Section 4.17 Compensation. Officers shall receive such compensation for their services as may be authorized or ratified by the board of directors. Election or appointment of an officer shall not of itself create a contract right to compensation for services performed as such officer.


                                    ARTICLE V

                                   Committees

  The board of directors may establish committees for the performance of delegated or designated functions to the extent permitted by law. The board of directors may provide, by resolution or amendment to the bylaws, such powers, limitations, and procedures for committees as the board of directors deems advisable.



                                   ARTICLE VI

                                    Contracts

  Section 6.1 Financial Interest. No contract or transaction between the corporation and one or more of its directors and officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of the directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or partici-pates in the meeting of the board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

    (a) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disin-terested directors, even though the disinterested directors be less than a quorum; or

    (b) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

    (c) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the board of directors, or a committee thereof, or the stockholders.

  Section 6.2 Quorum. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board or of a committee which authorizes the contract or transaction.


                                   ARTICLE VII

                                      Stock

  Section 7.1 Certificates. Every holder of stock in the corporation shall be entitled to have a certificate, signed by or in the name of the corporation by the president or a vice president and the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corpora-tion.

  Section 7.2     Facsimile Signatures.  Where a certificate is countersigned

(1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature or signatures have been placed upon any such certificate shall cease to be such officer, transfer agent or regis-trar, whether because of death, resignation or otherwise, before such certifi-cate is issued, it may nevertheless be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.



  Section 7.3 Lost Certificates. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certifi-cates issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condi-tion precedent to the issuance of a new certificate or certificates, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certifi-cate alleged to have been lost or destroyed.

  Section 7.4 Transfer of Stock. Transfers of shares of capital stock of the corporation shall be made on the books of the corporation only upon presen-tation of the certificate or certificates representing such shares properly endorsed or accompanied by a proper instrument of assignment, except as may otherwise be expressly provided by the laws of the State of Delaware or by order by a court of competent jurisdiction. The officers or transfer agents of the corporation may, in their discretion, require a signature guaranty before making any transfer.

  Section 7.5 Registered Stockholders. The corporation shall be entitled to treat the person in whose name any shares of stock are registered on its books as the owner of such shares for all purposes, and shall not be bound to recog-nize any equitable or other claim or interest in such shares on the part of any other person, whether or not the corporation shall have notice of such claim or interest, except as expressly provided by the laws of Delaware.


                                   ARTICLE VII

                                      Seal

  The board of directors may adopt and provide a seal which shall be circular in form and shall bear the name of the corporation and the words SEAL and
 DELAWARE, and which, when adopted, shall constitute the corporate seal of the corporation. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or manually reproduced.

                                   ARTICLE IX

                                   Fiscal Year

  The board of directors, by resolution, may adopt a fiscal year for the corporation.



                                    ARTICLE X

                                    Amendment

  These bylaws may at any time and from time to time be amended, altered or repealed by the board of directors. These bylaws may also be amended, altered or repealed at any special meeting of the stockholders if duly called for that purpose or at any annual meeting, by the affirmative vote of the holders of at least two-thirds of the corporation s stock entitled to vote thereon.