Form 10-K
period 1996-06-30
HENRY JACK & ASSOCIATES INC
filed 1996-09-26
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1996

                              OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to _____________

Commission Number 0-14112

                          JACK HENRY & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                                43-1128385
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                663 Highway 60, P. O. Box 807, Monett, MO  65708
                    (Address of principal executive offices)

Registrant's telephone number
including area code): (417) 235-6652

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

As of August 19, 1996 Registrant had 11,868,571 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $238,677,000 (based on the average of the reported high and low sales prices on NASDAQ on such date).


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

DOCUMENTS INCORPORATED BY REFERENCE

The below indicated portions of the Jack Henry & Associates, Inc. definitive Proxy Statement for the 1996 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference into Part III of this Report.

CROSS REFERENCE SHEET

     Part of
     Form 10-K           Proxy Statement

     Part III, Item 10   "Election of Directors" and "Executive Officers
                         and Significant Employees"

     Part III, Item 11   "Executive Compensation"; "Compensation
                         "Committee Report"; and "Company Performance"

     Part III, Item 12   "Stock Ownership of Certain Stockholders" and
                         "Election of Directors"



































PART I
Item 1.        Business

INTEGRATED BANKING SOFTWARE SYSTEMS

OVERVIEW Jack Henry & Associates, Inc. (JHA or the Company) provides integrated computer systems for in-house and service bureau data processing to banks and other financial institutions. JHA has developed several banking applications software systems which it markets, along with the computer hardware, to financial institutions throughout the United States and overseas. JHA also performs data conversion, software installation and software customization for the implementation of its systems, and provides continuing customer maintenance/support services after the systems are installed.

MARKETS AND COMPETITION JHA's primary market consists of the approximately 12,100 commercial banks and other financial institutions in the United States with less than $10 billion in total assets. Community banks and other financial institutions (assets under $250 million) account for approximately 12,000 of that number. The population of community banks decreased by 3% in 1995. In 1995, statistics reported in Automation in Banking 1996 showed that financial institutions spent approximately $22 billion on hardware, software, services and telecommunications. In-house vendors have 53% of the commercial banks as customers. Centralized off-site service bureaus provide data processing for 42% of those banks, down from two-thirds in the mid 80's. Many organizations provide data processing to banks through a service bureau approach. Some service bureaus are affiliated with large financial institutions which may have other relationships with potential bank customers, but this is less prevalent than in the past. Typically, a bank which is making a data processing decision will consider both service bureau and in-house alternatives.

Of the small-to-midsize banks with in-house installations, 46% utilize IBM hardware. Unisys Corporation and NCR have 21% each. All other vendors are well under 10% shares of the in-house community bank market. In 1995, five of the top ten software providers in this market, ranked by number of installed customers, utilized IBM hardware. According to that survey, JHA had the most installed customers (approximately 1240 at 12-31-95) of the IBM providers. Only one other software provider had a larger customer base than JHA. Although the top ten software providers accounted for about 90% of in-house systems installed, the study identified 23 other software vendors in this arena. That number has been declining in recent years.

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

PRODUCTS AND SERVICES JHA's business and operations include three major categories which are software and installation, maintenance/support and hardware. Software includes the development and licensing of applications software systems and the conversion, installation and customization services required for the customers installation of the systems. Maintenance/support consists of the ongoing services to assist the customer in operating the systems and to modify and update the software to meet changes in banking. Hardware relates to the sale (often referred to as remarketing) of both the computer equipment and the equipment maintenance on which the JHA software systems operate. Also, included in hardware is the resale of forms and supplies. The following table illustrates the significance of each of these three areas, expressed as a percentage of total revenues:








                                                                                    Year Ended June 30,
                                                                            1996              1995             1994

  Software and installation                                                  27%               33%              34%

  Maintenance/Support                                                        33%               23%              18%
  Hardware                                                                   40%               44%              48%

  Total Revenues                                                            100%              100%             100%

JHA's primary banking software systems are CIF 20/20(TM) and the Silverlake System(R). CIF 20/20 is the latest version of a series of systems that has evolved from JHA's original system which was first installed in 1977. It is written using RPG/400 to take advantage of the relational data base features and functions of the IBM AS/400(TM). CIF/36, CIF/34 and CIF/32 are all predecessors of this software system, which ran on IBM System 36, 34 and 32 hardware. CIF 20/20 operates on IBM AS/400 and IBM System 36 hardware and is designed primarily for financial institutions with total assets ranging up to $300 million. The Silverlake System was developed (rather than having been migrated from equipment with other architecture) by JHA in 1986 and 1987 to take advantage of the relational data base characteristics of IBM System 38 and AS/400 hardware. It is designed generally for somewhat larger banks than CIF 20/20 and multi-bank groups ranging up to $10 billion in total assets. The computer equipment now being offered extends this system into the low end of the large bank arena, previously limited to mainframe computer systems. JHA is one of the few vendors that offers all its new customers truly native software products for use on the AS/400.

Each of the systems consists of several, fully integrated, applications software modules, such as Deposits, Loans, and General Ledger, and the Customer Information File (which is a centralized file containing customer data for all applications). The systems make extensive use of parameters established by the customer. The systems can be interfaced with (connected to) a variety of peripheral devices used in bank operations including teller machines, on-line teller terminals and magnetic character readers. JHA software is designed to provide maximum flexibility in meeting a banks data processing requirements within a single system, minimizing data entry.

JHA devotes significant effort and expense to develop and continually upgrade and enhance its software. Upgrades and enhancement efforts are directed primarily through prioritized lists prepared by its national users organization and in response to changes in the banking environment. Bank regulation, by federal and state banking agencies, has a significant impact on JHA's software since JHA must maintain its systems in compliance with those regulations. JHA's research and development expenditures were $2,047,000, $1,264,000 and $914,000 in FY 96, 95 and 94, respectively. Portions of the expenditures are required to be capitalized when incurred and then amortized to expense in subsequent periods. Including the effect of this amortization, the amount of research and development costs charged to expense in those years is $1,775,000, $1,114,000 and $952,000, respectively.

The Company licenses CIF 20/20 and the Silverlake System under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software for a term of 25 years on a single computer and for a single financial institution location upon payment of the license fee. Generally, license fees are payable 25% upon execution of a license agreement, 65% upon delivery of the software, and the balance at the installation of the last application module. The Company provides a limited warranty for its unmodified software for a period of 60 days from delivery. Under the warranty, the Company will correct any program errors at no additional charge to the customer.





JHA claims a proprietary interest in its software programs, documentation, methodology and know-how. It also utilizes copyright protection, trademark registration, trade secret laws and contract restrictions to protect its interest in these products.

JHA also provides data conversion and software installation services to assist its customers in implementing their JHA software system. JHA provides these services on an hourly or a fixed-fee basis, depending on the customers preference. After a customer installation is complete, the customer is encouraged (but not required) to contract with JHA for software maintenance/support. These services, which are provided for an annual fee include updates of the software to meet regulatory requirements and telephone support to assist the customer in operating the system. JHA also offers maintenance services for hardware, providing customers who have contracted for this service with one-call system support covering hardware, system software and applications software. The hardware maintenance contract is between JHA and its customer. The actual hardware maintenance is performed by the hardware manufacturer under a contract between the manufacturer and JHA.

JHA also offers emergency facilities backup to its CIF 20/20 customers using its Bank Business Recovery Services (BBRS). The Company has multiple facilities containing the computer equipment needed to provide bank data processing. In the unlikely event a subscribing bank declared an emergency, its personnel would bring the banks backup files and daily transactions to a JHA backup site and process the banks activity there.


Silverlake System(R) is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc. AS/400(TM) is a trademark of International Business Machines Corporation.



Hardware manufacturers enter into marketing and other arrangements with software companies, such as JHA, because each depends upon the products of the other. These arrangements generally include financial incentives paid by the manufacturer to the software company. They may be structured as hardware commissions based upon hardware sold by the manufacturer in conjunction with the company's software or as a remarketer arrangement. A remarketer arrangement allows the software company to purchase hardware from the manufacturer at a discount and sell (remarket) it to customers along with the company's software. Remarketer arrangements usually require the software company to assume more of the marketing and customer contact responsibilities. The margin earned by a remarketer on hardware it sells is generally greater than the amounts received on commission-type arrangements. Remarketer arrangements are generally not exclusive. All of the major hardware manufacturers, except one, have more than one software company as remarketers of their hardware in the banking industry. Effective January 1, 1996, JHA renewed its industry remarketer (IR) agreement with IBM that has a two year term. The Company continues to operate under the IBM Business Partner marketing program.

The IR agreement allows JHA to sell IBM's newest mid-range computer system, the AS/400, along with its banking software system. It also allows JHA to provide upgraded and additional equipment to its existing IBM customers. IBM hardware maintenance will also continue to be offered to customers, providing one-call customer support service for hardware, system software and applications software support.

MARKETING JHA markets its products throughout the United States using sales representatives who are employed by and work directly for JHA. The Company offers both Silverlake System and CIF 20/20 through the efforts of its company sales representatives.

JHA's primary market is commercial banks. JHA has not devoted significant marketing and sales efforts to other financial institutions such as savings and loans or credit unions. JHA does have some savings and loan and savings bank customers, but most of them operate more like a commercial bank than a traditional thrift institution. With its current range of products, JHA systems are appropriate for all but the largest regional money center banks. Most of the sales effort and success has been in banks from $2 million to $2 billion in total assets.

BankVision, the Company's unit operating overseas, has installations in Colombia, Indonesia, the Caribbean and the Phillippines. The unit had continued operating at a loss, so, during the fourth quarter of FY 96 the Company decided to pursue its options regarding BankVision. The continuing losses, the nature of the international markets it competed in, lack of sales success, and drain on management resources were some of the factors contributing to that decision. As of June 30, 1996, the Company recorded a charge to writedown BankVision's assets to its estimated net realizable value at such date.

JHA also has a few installations in the Caribbean and one in West Africa through the marketing efforts of its small foreign sales corporation, Jack Henry International Limited (JHI). JHI's international sales have historically accounted for substantially less than 5% of JHA's revenues.

The Company's backlog of business was $21,027,000 at June 30, 1996. This was the largest backlog at any quarter end in JHA's history. Backlog at August 31, 1996, was $18,507,869.


OTHER INFORMATION


SUBSIDIARIES

From July 1, 1993, through June 30, 1996, the Company has had the following subsidiaries and affiliates:

             Company                      Effective Dates              Percent Ownership                   Comments
  Jack Henry International,             July '86 - Present                    100%              Markets USA products outside
  Ltd.                                                                                          the U.S.

  Silverlake System                    June '89 - March '96                   25%               Marketed, installed, and sup-
    Sdn Bhd                                                                                     ported the Asian Pacific Ver-
                                                                                                sion of Silverlake System

  BankVision Software, Ltd.            August '93 - Present                   100%              Markets banking products
                                                                                                outside the U.S.
  CommLink Corp.                        July '94 - Present                    100%              Markets ATM switching
                                                                                                products and services

  Liberty Software, Inc.                June '95 - June '96                   100%              Marketed Liberty system
                                                                                                throughout the U. S.

  Central Interchange, Inc.          September '95 - June '96                 100%              Marketed ATM switching
                                                                                                products and services


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

A 50% stock dividend paid March 3, 1992, another 50% stock dividend paid March 8, 1993, and a 33 1/3% stock dividend paid March 10, 1994, combined with new shares issued under stock options exercised and shares issued to purchase businesses have increased the total number of shares of common stock outstanding to 11,868,571 as of August 19, 1996.

Employees

As of August 1, 1996, the Company had 332 full-time employees. The Company's employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. The Company considers its employee relations to be good.

Item 2.        Properties

The Company owns approximately 52 acres located in the town of Monett, MO, on which it maintains four existing office buildings and a maintenance building. It also owns a building in Houston, TX, which houses its CommLink unit. The Company owns an office building in Angola, IN. All the office space owned totals 39,000 square feet.

The Company owns four aircraft which are utilized for business purposes. Many of the Company's customers are located in communities which do not have easily accessible commercial airline service. The Company uses its airplanes in connection with installation, maintenance and sales of its systems. Transportation costs for installation and other customer services are billed to the Company's customers. The Company leases property, which includes real estate, a hangar, and related facilities at the Monett, MO, municipal airport. In addition, JHA leases a smaller plane for shorter flights and fewer passengers.


Item 3.        Legal Proceedings

None.

Item 4.        Submission of Matters To A Vote of Security Holders

None.



PART II

Item 5.        Market for Registrants Common Equity and Related Stockholder
Matters

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ - National Market System under the symbol JKHY. The following table shows the reported closing sales prices for the common stock during the last two fiscal years. Prices have been adjusted for stock dividends as appropriate.


                                    FISCAL 1996
                                                    HIGH      LOW

                                   First Quarter  $20.75    $14.25
                                   Second Quarter  25.50     19.00
                                   Third Quarter   25.75     20.38
                                   Fourth Quarter  34.75     24.38

                                    Fiscal 1995
                                                    HIGH      LOW

                                   First Quarter   $ 9.50   $ 7.50
                                   Second Quarter   10.25     8.13
                                   Third Quarter    11.75     8.75
                                   Fourth Quarter   15.25    10.00


The Company paid a 33 1/3% stock dividend on March 10, 1994. A cash dividend of $.05 per share was paid May 27, 1994, September 23, 1994, and December 15, 1994.

Cash dividends of $.0575 per share were paid March 15, 1995, May 26, 1995, September 22, 1995, and December 12, 1995. Cash dividends of $.07 per share were paid March 14, 1996, and May 29, 1996. Further, a cash dividend of $.07 per share was declared on August 27, 1996, payable September 24, 1996, to stockholders of record on September 9, 1996.

The Company established a practice of paying quarterly dividends at the end of FY 1990. Payment of dividends will continue to be at the discretion of the Board of Directors and will depend, among other factors, upon the earnings, capital requirements, and operating and financial condition of the Company. The Company does not foresee any changes in its dividend practices in the immediate future.

As of August 27, 1996, there were 5,084 holders of the Company's common stock.





































ITEM 6. SELECTED FINANCIAL DATA

                         Selected Financial Information
                  (In Thousands, Except Per Share Information)

                                                                           YEAR ENDED JUNE 30,
  INCOME STATEMENT DATA                                  1996           1995         1994           1993           1992

  Gross revenue (1)                                     $67,558       $46,124       $38,390        $32,589        $23,896

  Income from continuing operations                     $12,268       $ 7,978       $ 6,259        $ 5,272        $ 3,892
  Income(loss) from discontinued operations
  (net of applicable income taxes)(2)
                                                        $(2,620)            -             -       $    101       $     67



  Extraordinary income from Unisys settle-
  ment                                                        -             -             -       $    886              -

  NET INCOME                                            $ 9,648       $ 7,978       $ 6,259        $ 6,259        $ 3,959
  INCOME(LOSS) PER SHARE(3):
    CONTINUING OPERATIONS                              $    .98      $    .66      $    .52       $    .45       $    .35

    DISCONTINUED OPERATIONS                            $   (.21)            -             -       $    .01       $    .01

    EXTRAORDINARY INCOME                                      -             -             -       $    .08              -
    NET INCOME                                         $    .77      $    .66      $    .52       $    .54       $    .36

  DIVIDENDS DECLARED PER SHARE                         $    .26      $    .22      $    .19       $    .17       $    .14



                                                                               JUNE 30,
  BALANCE SHEET DATA                                      1996          1995         1994           1993           1992

  Working capital                                       $ 6,895       $  (666)      $11,181        $ 7,394        $ 6,236

  Total assets                                          $60,401       $58,721       $38,347        $29,908        $22,078

  Long-term debt                                              -             -             -              -              -
  Stockholders' equity                                  $37,418       $29,484       $23,650        $17,639        $12,393

Notes:

(1) Gross revenue includes software licensing and installation revenues; support revenues; and hardware sales and commissions; less all sales returns and allowances.

(2) Income and losses from any discontinued operations is reported as such from the appropriate date in each respective case.

(3) Prior year numbers have been adjusted to reflect the 50% stock dividend paid March 8, 1993, and the 33 1/3% stock dividend paid March 10, 1994.


Item 7. Managements Discussion and Analysis of Results of Operation and Financial Condition

RESULTS OF OPERATIONS

Introduction - All of the revenues (and costs and expenses) in the statement of operations relate to JHA's continuing operations, i.e., the installation and support of banking software systems that JHA developed and the marketing of the JHA software along with computer hardware manufactured by others to provide a complete data processing system for in-house operation in financial institutions.

Total revenues, presented in the statement of operations, include software licensing and installation revenues; maintenance/support and services revenues; hardware sales and maintenance revenues; including revenues from the sale of forms and supplies.

Business operations for FY 96 and 95 reflect the continued focus on JHA's IBM-based software systems. Results of operations for JHA's banking system business in each of the last two fiscal years are discussed separately below.


FY 96

REVENUE:

Total revenues which set another new record were $67,558,000, up 46% over last year. Each major component of revenue increased significantly above the previous years mark. The Company has had six consecutive years of each revenue component increasing and establishing new record levels.

Increased demand for the Company's application software was the driving force for software and installation revenues. Acquisitions provided $10,900,000 of the increase with additional demand and increased electronic transaction fees the next most significant contributors to the maintenance/support and service increase. Hardware revenues experienced increases primarily as a result of increased demand and increased forms and supply sales through acquisitions.

Each major component of revenue is expected to increase, but not necessarily at the same rate as the past year. Also, over the longer term, the hardware component of revenue could become a smaller and smaller portion.

COST OF SALES:
Cost of sales increased 46%, consistent with the revenue increase. Each major component had an increase with the most significant increase occurring in cost of services. Acquisitions during the last 13 months contributed $6,800,000 of the cost of services increase.

GROSS PROFIT:
Overall gross profit increased 47%, in line with the increase in total revenues. Further, the gross margin percentage was at 50%, unchanged from last years rate.

OPERATING EXPENSES:
The 30% increase in operating expenses was quite low compared to the 47% increase in gross profit. This strongly supports the Company's ability to leverage more profit to the bottom line as it continues growing. Selling and marketing costs experienced the largest increase. This increase in spending is directly related to the increase in revenues and the resulting gross profit.

OTHER INCOME:
The overall level of other income is down from last year due primarily to lower levels of invested funds during the current year caused by more cash outlays for acquisitions.

The Financial Accounting Standards Board has recently adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which prescribes alternative acceptable methods for measuring and disclosing compensation cost arising from employee stock compensation plans. As permitted by the new Statement, which will be applied initially during the year ending June 30, 1997, the Company will continue to measure the cost of stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and will disclose certain required pro-forma amounts. Accordingly, the effects of applying the new Statement are not expected to be material.


FY 95

REVENUE:
Revenues increased 20% to $46,124,000, establishing a new record for the fifth straight year. Each of the major revenue components were higher than the previous years mark. JHA's domestic products and services continued their strong growth fueled by continued strong demand for the Company's quality offerings. The Company's size and reputation for quality products and services continues to enhance its position in the marketplace.

All major revenue categories experienced gains as a result of growth in both the Company's domestic products - CIF 20/20 and Silverlake System. CommLink's revenues from its ATM transaction switching contributed significantly to the growth in maintenance/support and service revenues.

Growth is expected in each category of revenues. The Company's new check imaging product and the recent SECTOR and Liberty acquisitions plus continued growth in domestic product sales are expected to enhance all categories. CommLink is expected to enhance the software and installation and the maintenance/support and service categories.

COST OF SALES:
The 12% increase in cost of sales was quite favorable relative to the 20% increase in sales. Hardware costs increased approximately one and one-half percent more than the related revenue increase. This was consistent with expectations. The cost of services increase of 15% was significantly better than the 28% increase in non-hardware revenues.

GROSS PROFIT:
Gross profit increased 30% above last years level. The gross margin percentage increased to 50%, up from 47% last year. This result is very consistent with expectations considering the sales mix.

OPERATING EXPENSES:
Operating expenses increased 26% over last years total. All the Company's operating units contributed to this increase.

OTHER INCOME (EXPENSE):
The decrease was due to the Company returning to a more normal level of Other, net because of a significant one-time gain last year as a result of collecting amounts previously deemed uncollectible.

FINANCIAL CONDITION

Liquidity - JHA's liquidity position (cash plus short-term investments minus working capital borrowings) at June 30, 1996, at $8,080,000 is basically unchanged from last year. The Company generated significantly higher cash flows from operations, but the additional outlays for acquisitions, capital expenditures (some of which resulted from the acquisitions) and dividends caused liquidity to remain static. Working capital as expected, made a quick recovery to $6,895,000 from last years slight negative level.

The Company believes its liquid assets on hand and those generated from operations are sufficient to meet its cash requirements for FY 97. Cash and investments are expected to increase during the first quarter of FY 97 as the annual software maintenance billings in trade receivables at June 30, 1996, are collected. The Company expects to utilize its $2,215,000 credit lines minimally, if at all, during the next fiscal year.

Capital Requirements and Resources - JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures of $5,017,000 were made for expansion of facilities and additional equipment to provide for the Company's current and future growth. The most significant individual outlays were for upgrades and additions to the corporate aircraft. Some of the additional purchases were to buy equipment which had been leased by predecessor organizations. The Company has no long-term debt and anticipates capital expenditures could approach $4,000,000 during the next fiscal year. These will be funded from funds generated by operations.

Subsequent to June 30, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share on its common stock payable on September 24, 1996 to stockholders of record as of September 9, 1996. Current funds from operations should be adequate for this purpose. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements

Independent Accountants' Report                                        12

Financial Statements:

           Consolidated Statements of Income,
           Years Ended June 30, 1996, 1995 and 1994                    13

           Consolidated Balance Sheets,
           June 30, 1996 and 1995                                      14

           Consolidated Statements of Changes in Stockholders' Equity,
           Years Ended June 30, 1996, 1995 and 1994                    15

           Consolidated Statements of Cash Flows,
           Years Ended June 30, 1996, 1995 and 1994                    16

           Notes to Consolidated Financial Statements                  17

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
















                                       Independent Accountants Report


Board of Directors
Jack Henry & Associates, Inc.
Monett, Missouri


We have audited the accompanying consolidated balance sheets of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                     BAIRD, KURTZ & DOBSON

August 22, 1996
Joplin, Missouri






















                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                                                               YEAR ENDED JUNE 30,
                                                                                      1996             1995          1994
 REVENUE
   Software licensing & installation                                                   $18,111        $15,063         $13,177
   MAINTENANCE/SUPPORT & SERVICE                                                        22,595         10,458           6,821
   HARDWARE SALES & COMMISSIONS                                                         26,852         20,603          18,392
      TOTAL REVENUES                                                                   $67,558        $46,124         $38,390

 COST OF SALES

   COST OF HARDWARE                                                                    $17,764        $15,181         $13,750
   COST OF SERVICES                                                                     15,829          7,765           6,763
      TOTAL COST OF SALES                                                              $33,593        $22,946         $20,513

 GROSS PROFIT                                                                          $33,965        $23,178         $17,877

 OPERATING EXPENSES
   SELLING AND MARKETING                                                               $ 7,573        $ 5,395         $ 4,679
   RESEARCH AND DEVELOPMENT                                                              1,775          1,114             952
   GENERAL AND ADMINISTRATIVE                                                            5,411          4,866           3,404
      TOTAL OPERATING EXPENSES                                                         $14,759        $11,375         $ 9,035

 OPERATING INCOME FROM CONTINUING OPERATIONS                                           $19,206        $11,803         $ 8,842
   Percent of total revenue                                                           28.4%            25.6%         23.0%


 OTHER INCOME (EXPENSE)
   INTEREST AND DIVIDEND INCOME - NET                                                  $   541        $   746         $   612
   OTHER, NET                                                                              126             93             350

      TOTAL OTHER INCOME                                                               $   667        $   839         $   962

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                 $19,873        $12,642         $ 9,804

 PROVISION FOR INCOME TAXES                                                              7,605          4,664           3,545

 INCOME FROM CONTINUING OPERATIONS                                                     $12,268        $ 7,978         $ 6,259

 LOSS FROM DISCONTINUED OPERATIONS                                                       2,620        $     -         $     -

 NET INCOME                                                                            $ 9,648        $ 7,978         $ 6,259

 INCOME FROM CONTINUING OPERATIONS PER SHARE                                        $   .98         $   .66         $   .52


 LOSS FROM DISCONTINUED OPERATIONS PER SHARE                                        $   .21               -               -

 NET INCOME PER SHARE                                                               $   .77         $   .66         $   .52

 AVERAGE SHARES OUTSTANDING                                                          12,484          12,049          12,007

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.









                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                        JUNE 30,
 ASSETS                                                                                          1996               1995
 CURRENT ASSETS:

    Cash and cash equivalents                                                                     $ 4,952            $ 3,423
    HELD-TO-MATURITY SECURITIES                                                                     3,128              4,650
    TRADE RECEIVABLES                                                                              15,990             16,740
    INCOME TAXES RECEIVABLE                                                                           889                  -
    PREPAID EXPENSES AND OTHER                                                                      3,187              2,661

        TOTAL CURRENT ASSETS                                                                      $28,146            $27,474

 PROPERTY AND EQUIPMENT, NET                                                                      $13,612            $10,302

 OTHER ASSETS:
    INTANGIBLE ASSETS, NET OF AMORTIZATION                                                        $16,805            $17,790
    COMPUTER SOFTWARE                                                                               1,375              1,740

    HELD-TO-MATURITY SECURITIES                                                                         -              1,415
    OTHER NON-CURRENT ASSETS                                                                          463                  -

        TOTAL OTHER ASSETS                                                                        $18,643            $20,945

        TOTAL ASSETS                                                                              $60,401            $58,721

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                                                              $ 2,238            $ 5,124
    ACCRUED EXPENSES                                                                                2,945              2,468

    ACCRUED ACQUISITION COSTS                                                                           -              5,398
    DEFERRED REVENUE                                                                               16,068             15,150

        TOTAL CURRENT LIABILITIES                                                                 $21,251            $28,140

 DEFERRED INCOME TAXES                                                                              1,732              1,097

        TOTAL LIABILITIES                                                                         $22,983            $29,237

 STOCKHOLDERS' EQUITY:

    PREFERRED STOCK; $1 PAR VALUE; 500,000 SHARES AUTHORIZED;          NONE ISSUED
                                                                                                        -                  -
    COMMON STOCK; $.01 PAR VALUE; 30,000,000 SHARES AUTHORIZED;       SHARES ISSUED 1996
 - 11,867,593; 1995 - 11,732,028                                                                      119                117
    ADDITIONAL PAID-IN CAPITAL                                                                     10,711              9,425
    RETAINED EARNINGS                                                                              26,588             19,942

        TOTAL STOCKHOLDERS' EQUITY                                                                $37,418            $29,484

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $60,401            $58,721

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




















                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

                                                                                        YEAR ENDED JUNE 30,

 PREFERRED SHARES:                                                           1996                 1995              1994
    500,000 SHARES AUTHORIZED                                                         -                   -                -


 COMMON SHARES ISSUED:
    30,000,000 SHARES AUTHORIZED
    BALANCE AT BEGINNING OF YEAR                                             11,732,028          11,674,404        8,489,684
    SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                133,242              57,624          114,804
    SHARES ISSUED FOR EMPLOYEE STOCK PURCHASE          PLAN                       2,323                   -                -
    SHARES ISSUED UPON ACQUISITION OF BANKVISION                                      -                   -          167,979
    STOCK DIVIDEND                                                                    -                   -        2,901,937

        BALANCE AT END OF YEAR                                               11,867,593          11,732,028       11,674,404



 COMMON STOCK - PAR VALUE $.01 PER SHARE:
    Balance at beginning of year                                                $   117             $   117          $    85
    SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                      2                   -                1
    SHARES ISSUED UPON ACQUISITION OF BANKVISION                                      -                   -                2
    STOCK DIVIDEND                                                                    -                   -               29

        BALANCE AT END OF YEAR                                                  $   119             $   117          $   117


 ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                                $ 9,425             $ 9,099          $ 7,158
    SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS     - NET                          (37)                244              615

    SHARES ISSUED TO EMPLOYEE STOCK PURCHASE       PLAN                              63                   -                -
    SHARES ISSUED UPON ACQUISITION OF BANKVISION                                      -                   -            1,158
    TAX BENEFIT ON EXERCISE OF OPTIONS AND
     SUBSEQUENT SALE OF STOCK                                                     1,260                  82              168

        BALANCE AT END OF YEAR                                                  $10,711             $ 9,425          $ 9,099


 TREASURY STOCK:
    Balance beginning of year                                                   $     -             $     -          $     -
    PURCHASE OF TREASURY STOCK                                                    1,604                   -                -
    SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS                                 (1,604)                  -                -

        BALANCE AT END OF YEAR                                                  $     -             $     -          $     -


 NET UNREALIZED LOSS ON EQUITY SECURITIES                                       $     -                   -              (44)

 RETAINED EARNINGS:
    Balance at beginning of year                                                $19,942             $14,478          $10,396
    NET INCOME                                                                    9,648               7,978            6,259
    DIVIDENDS PAID (1996 - $.26 PER SHARE; 1995 -       $.22 PER
 SHARE; 1994 - $.23 PER SHARE                                                    (3,002)             (2,514)          (2,177)

        BALANCE AT END OF YEAR                                                  $26,588             $19,942          $14,478

 TOTAL STOCKHOLDERS' EQUITY                                                     $37,418             $29,484          $23,650


The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         YEAR ENDED JUNE 30,
                                                 1996        1995       1994
CASH FLOWS - OPERATING ACTIVITIES:
   Cash received from customers               $ 68,726    $ 44,102   $ 37,648
   Cash paid to suppliers and employees        (47,637)    (30,683)   (28,882)
   Interest and dividends received                 622         828        542
   Interest paid                                   (3)         (5)       (32)
   Income taxes paid, net                      (6,637)     (4,613)    (2,708)
   Other, net                                    (400)         28        273


   Net cash provided by continuing operating
        activities                           $ 14,671    $  9,657   $  6,841

CASH FLOWS FROM DISCONTINUED OPERATIONS      $   (151)   $      -   $      -


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds on sale of property & equipment  $     15    $     40   $     32
   Capital expenditures                        (5,017)     (2,647)    (2,425)
   Purchase of available-for-sale securities       (3)     (2,001)    (8,669)
   Proceeds from sale of available-for-sale
    securities                                      -       3,994      3,716
   Proceeds from maturities of held-to-maturity
    securities                                  4,500       3,000          -
   Purchase of held-to-maturity securities     (2,054)     (1,000)         -
   Purchase of trading securities                   -      (1,153)         -
   Proceeds from sale of trading securities         -       2,239          -
   Purchase of customer contracts              (6,767)     (5,349)         -
   Computer software development                 (441)       (241)       (48)
   Collection from affiliates                       -           -         64
   Advances to affiliates                           -         (15)      (112)
   Acquisition costs, net                           -      (2,773)        32

      Net cash used in investing activities  $ (9,767)   $ (5,906)  $ (7,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable
    and line of credit                       $      -           -       (800)
   Proceeds from issuance of common stock
    upon exercise of stock options              1,382         244        616
   Dividends paid                              (3,002)     (2,514)    (2,148)
   Purchase of Treasury Stock                  (1,604)          -          -


      Net cash used in financing activities  $ (3,224)   $ (2,270)  $ (2,332)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          $  1,529    $  1,481   $ (2,901)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                        3,423       1,942      4,843

CASH AND CASH EQUIVALENTS, END OF YEAR       $  4,952    $  3,423   $  1,942


The accompanying notes are an integral part of these consolidated financial statements.











JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY
        OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Jack Henry & Associates, Inc. (JHA or the Company) is a computer software company which has developed several banking software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system.

Consolidation

The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries, Jack Henry International, Ltd.; BankVision Software, Ltd.; CommLink Corp.; Liberty Software, Inc. and Central Interchange, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Affiliated companies in which the Company has a 50%-or-less interest are reflected in these consolidated financial statements using the equity method of accounting. Operations in which the company has an investment of less than 20% are reported using the cost method of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Product maintenance/support and service fees - Fees from maintenance contracts are recognized ratably over the life of the contract. Service fees are recognized as the services are performed.

Hardware sales - Commissions and revenue from hardware sales are recognized when the hardware and other resale products are shipped by the supplier.

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

Computer Software Development

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

Income Per Share

Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per share to the extent they are dilutive.

On February 7, 1994, the Company declared a 33 1/3% stock dividend (a total of 2,901,937 shares), paid March 10, 1994, to stockholders of record February 22, 1994. The stock dividend was accounted for in a manner similar to a stock split. The number of weighted average shares outstanding and per share data were retroactively restated for this stock dividend.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investments in Debt Securities

The Company invests its excess cash in U.S. government securities, bonds issued by housing authorities and other municipal agencies and brokerage house money market accounts.

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

Interest on investments in debt securities is included in income when earned.

Accounts Receivable

The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Adequate reserves (which are insignificant) are maintained for potential credit losses.

Property and Equipment

Property and equipment are carried at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of purchase price over the net assets of entities acquired is being amortized using the straight-line method over periods of up to 15 years from acquisition date.

Income Taxes

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely that a deferred tax asset will not be realized.

NOTE 2: MARKETING AGREEMENT WITH HARDWARE MANUFACTURER

The Company has a marketing arrangement with IBM Corporation. This Industry

Remarketer agreement allows the Company to purchase hardware and system software from IBM and remarket it to customers along with the Company's applications software.

NOTE 3: INVESTMENTS

As of July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires classifying securities into one of three categories: trading, available-for-sale, or held-to-maturity. The effect of adoption was not material. For presentation purposes on the Consolidated Statements of Cash Flows all prior year purchases and liquidation of investment items are presented as available-for-sale securities.

The amortized cost and approximate fair value of held-to-maturity securities at June 30, 1996, are as follows:

                                                                          (In thousands)

                                                 Amortized            Gross              Gross          Approximate
                                                    Cost           Unrealized         Unrealized            Fair
                                                                      Gains              Losses             Value
U.S. treasury notes                                   $3,047            $    2             $  (25)           $3,024
Accrued interest                                          81                 -                  -                81
                                                      $3,128            $    2             $  (25)           $3,105

Classification of investment securities at
June 30, 1996 are:
                                                                                   (In thousands)
                                                                     Amortized              Fair
                                                                          Cost              Value
Due in one year or less, net                                            $3,128             $3,105

THE AMORTIZED COST AND APPROXIMATE FAIR
VALUE OF HELD-TO-MATURITY SECURITIES AT
JUNE 30, 1995 ARE AS FOLLOWS:
                                                                 (IN THOUSANDS)
                                                                         GROSS             GROSS        APPROXIMATE
                                                   AMORTIZED        UNREALIZED         UNREALIZED              FAIR
                                                        COST             GAINS             LOSSES             VALUE
U.S. TREASURY NOTES                                  $ 5,545            $   17             $  (34)          $ 5,528
ACCRUED INTEREST                                     $   105            $    -             $    -           $   105
                                                     $ 5,650            $   17             $  (34)          $ 5,633

Net realized gains on trading securities included in net income were $0, $7,000 and $33,000 for 1996, 1995 and 1994, respectively. Net realized gains resulting from sales of available-for-sale securities were $0, $17,000 and $0 for 1996, 1995 and 1994, respectively.



NOTE 4:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents
For these short-term instruments, the carrying amount approximates fair value.

Held-to-Maturity
Fair value for held-to-maturity securities is based on quoted market prices. See footnote 3 for further analysis.









NOTE 5:                          PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their useful lives is as follows:
                                     June 30,           Estimated
                                 1996          1995    useful life
                                       (In thousands)
Land                          $   434        $  433
Land Improvements                 316           308     5-20 years
Buildings                       2,265         2,053    25-30 years
Equipment and furniture        10,263         7,652      5-8 years
Aircraft                        6,215         4,684     8-10 years
                              $19,493       $15,130
Less accumulated depreciation   5,881         4,828
                              $13,612       $10,302


NOTE 6: OTHER ASSETS

Intangible assets consist of identified intangible assets, including excess purchase price over the fair value of net assets acquired, software maintenance/support contracts and marketing agreements acquired in business acquisitions. The amounts are being amortized over a estimated economic benefit period, generally five to fifteen years.

Following is an analysis of intangible assets:

                                                                                               Year ended June 30,
                                                                                               1996               1995
                                                                                                  (IN THOUSANDS)
 BALANCE, BEGINNING OF YEAR                                                                  $17,790                 $3,238
 EXCESS PURCHASE PRICE OVER NET ASSETS ACQUIRED                                                1,869                 15,345
 WRITEOFF OF BANKVISION GOODWILL                                                              (1,142)                     -
 AMORTIZATION                                                                                 (1,712)                  (793)
 BALANCE, END OF YEAR                                                                        $16,805                $17,790

COMPUTER SOFTWARE includes the unamortized costs of software products developed by the Company which were required to be capitalized by generally accepted accounting principles. The costs are amortized over an estimated economic benefit period, generally five years. Following is an analysis of the computer software costs:

                                                                                                 Year ended June 30,
                                                                                                1996               1995
                                                                                                  (In thousands)
 Balance, beginning of year                                                                   $1,740                 $1,196
 Costs of software development capitalized                                                       441                    241
 Cost of software acquired                                                                         -                    639
 Cost of software written off - BankVision                                                      (461)                     -

 Amortization                                                                                   (345)                  (336)
 Balance, end of year                                                                         $1,375                 $1,740

NOTE 7: LINES OF CREDIT

The Company has lines of credit with First State Bank of Purdy totaling $2,215,000 as detailed below. There were no amounts outstanding under the lines at June 30, 1996, or June 30, 1995. Utilization of the above lines was very minimal during each of the last three fiscal years.

One line is $1,000,000, secured by $1,000,000 held-to-maturity securities, payable upon demand or March 31, 1997. Another line is unsecured for $215,000 payable upon demand or December 15, 1996. The last line is unsecured for $1,000,000 payable upon demand or March 31, 1997. All the above have a floating prime interest rate which was 8.25% at June 30, 1996.

The Company has available at June 30, 1996, unused operating loss carryforwards of $991,000 which expire between 2007 and 2009. There are also capital loss carry forwards of $331,000 which expire in 1999.

NOTE 8: INCOME TAXES

The provision for income taxes (benefit) on income from continuing operations consists of the following:

                                                                                   Year ended June 30,
                                                                        1996                1995                   1994
                                                                                    (In thousands)
 Current:
    Federal                                                           $6,588                  $3,936                 $2,740
    STATE                                                                593                     418                    278
    FOREIGN                                                                -                     (60)                    72
 DEFERRED:                                                                 -

    FEDERAL                                                              374                     335                    405
    STATE                                                                 50                      35                     50
                                                                      $7,605                  $4,664                 $3,545

 EFFECTIVE TAX RATE                                                      38%                     37%                    36%








THE TAX EFFECTS OF TEMPORARY DIFFERENCES RELATED TO DEFERRED TAXES SHOWN ON THE BALANCE SHEETS WERE:

                                                                        YEAR ENDED JUNE 30,
                                                                       1996                1995
                                                                         (IN THOUSANDS)

 DEFERRED TAX ASSETS:
   CARRYFORWARD (OPERATING LOSS, CAPITAL     LOSS,
 CREDITS, ETC.)                                                     $   226               $   412
   OTHER, NET                                                           290                   145
                                                                    $   516               $   557
 DEFERRED TAX LIABILITIES:
   EXCESS TAX DEPRECIATION                                           (1,500)                 (962)
   EXCESS TAX AMORTIZATION                                             (748)                 (692)
                                                                    $(2,248)              $(1,654)

 NET DEFERRED TAX LIABILITY                                         $(1,732)              $(1,097)

The following analysis reconciles the statutory federal income tax rate of 34% to the effective income tax rates reflected above:

                                                                                  Year ended June 30,
                                                                     1996                  1995                   1994
 Computed "expected" tax expense
   (benefit)                                                            35%                    34%                  34%
 Increase (reduction) in taxes resulting    from:
     State income taxes, net of federal        income
 tax benefits
                                                                         3%                    2%                    3%
   Research & Development credit                                         -                      -                   (1%)
   Nondeductible excess purchase price                                   1%                     1%                   1%
   Other                                                                (1%)                    -                   (1%)
                                                                        38%                    37%                  36%


The Company has available at June 30, 1996, unused operating loss carryforwards of $991,000 which expire between 2007 and 2009. There are also capital loss carry forwards of $331,000 which expire in 1999.


NOTE 9:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Self Insurance - Under the Company's insurance programs, coverage is obtained for catastrophic exposure as well as those risks required by law or contract. It is the policy of the Company to retain a significant portion of certain expected losses related to health care. A reserve for losses expected under this program is recorded based upon the Company's estimate of the aggregate liability for claims incurred and totalled approximately $209,000 for the year ended June 30,1996. The amount of actual losses could differ materially from the estimate reflected in these financial statements.

Major Supplier - The Company purchases most of its computer equipment (hardware) for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials.

NOTE 10: STOCK OPTION PLANS

The Company has two stock option plans: the 1987 Stock Option Plan (1987 SOP) and the Non-Qualified Stock Option Plan (NSOP).

The 1987 SOP was adopted by the Company on May 18, 1987, for its employees. Terms of the options, which may be qualified or non-qualified options, are determined by the Compensation Committee of the Board of Directors when granted. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above the fair market value at such time. The options terminate upon termination of employment, three months after retirement, one year after death or ten years after the grant.

The NSOP was adopted by the Company on November 18, 1985, for its outside directors. Options are exercisable in four equal annual installments beginning one year after grant at a price not less than 110% of the fair market value of the stock at grant. The options terminate when director status ends, upon surrender of the option or six years after grant. A total of 120,000 shares of common stock have been reserved for issuance under this plan with a maximum of 18,000 for each director.

A summary of the activity of all of the Company's stock option plans is:

                                                                             Year ended June 30,
                                                              1996             1995                1994
Options outstanding, beginning of year                       1,027,278           856,164      697,350

Options issued                                                 530,500           230,000            44,000


Options exercised                                             (205,166)          (58,886)         (115,766)
Options terminated                                                   -                 -                -
Increase in options outstanding due to 33% stock
dividend                                                             -                 -           230,580
Options outstanding, end of year:                            1,352,612         1,027,278           856,164

Currently exercisable                                          975,611           853,278           493,498

Range of exercise price                                         $1.875          $1.875               $ .60
                                                            TO $26.875         to $13.20         to $13.20

NOTE 11:  EMPLOYEE STOCK PURCHASE PLAN

The Company established an employee stock purchase plan on January 1, 1996. the Plan allows the majority of its employees the opportunity to purchase shares of the Company directly from the Company. Purchases are made for all participants based on the closing bid price on the last business day each month.








NOTE 12:    401(k) EMPLOYEE STOCK OWNERSHIP PLAN

The Company has a 401(k) Employee Stock Ownership Plan (ESOP) covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the Plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company has the option of making a discretionary contribution to the Plan, however, none have been made for any of the three most recent fiscal years.

NOTE 13:    RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
      TO NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES

                                                                                   Year ended June 30,
                                                                            1996             1995           1994
                                                                                                (In thousands)
 Income from continuing operations                                          $12,268          $7,978         $6,259
   Adjustments to reconcile income from continuing
 operations to net cash provided by operating activities:
     DEPRECIATION AND AMORTIZATION                                            3,562           2,077          1,843
     PROVISION FOR DEFERRED INCOME TAXES                                        424             370            455
     (GAIN)LOSS ON SALE OF FIXED ASSETS                                           3               1              4

     REALIZED (GAIN) LOSS ON INVESTMENTS                                          -             (24)           (33)
     OTHER, NET                                                                  81              78            (71)
 (INCREASE) DECREASE ASSETS:
     TRADE RECEIVABLES                                                          760          (2,617)        (3,102)
     PREPAID EXPENSES AND OTHER                                              (1,424)           (248)          (293)

 INCREASE (DECREASE) IN LIABILITIES:
     ACCOUNTS PAYABLE                                                        (2,903)          1,757           (727)
     ACCRUED EXPENSES                                                         1,825             139             61
     INCOME TAXES                                                              (843)           (401)           179
     DEFERRED REVENUE                                                           918             547          2,266
      TOTAL ADJUSTMENTS                                                     $ 2,403          $1,679         $  582
      NET CASH PROVIDED BY CONTINUING OPERATING           ACTIVITIES        $14,671          $9,657         $6,841

NOTE 14:     BUSINESS ACQUISITIONS

The Company purchased the remaining shares in Central Interchange, Inc. that it didn't already own (81%) on September 1, 1995, for $250,000 in stock.

On June 30, 1995, the Company acquired all the outstanding shares of Liberty Software, Inc. common stock and customer contracts for a total purchase consideration of $12,000,000 cash. The total outlay was made over a period of approximately 10 months.

Effective July 1, 1994, the Company acquired all of the outstanding stock of CommLink Corp. The initial consideration paid to CommLink's stockholders was a total of $2,526,000 in cash. Additional payments were possible over the subsequent two years, based on CommLink's average annual net income. Each transaction has been accounted for as a purchase.

The consolidated operations of the Company include the operations of the acquirees from their acquisition date. Unaudited Pro Forma consolidated operations assuming the above acquisitions were made at the beginning of the year are shown below:

                                                                    1996             1995             1994
                                                                                (In thousands)
Net sales                                                           $67,661         $67,455             $63,543
Income from continuing operations                                   $12,262         $ 8,173             $ 8,142
Loss from discontinued operations                                   $ 2,620         $     -             $     -
Net income                                                          $ 9,642         $ 8,173             $ 8,142
Income from continuing operations per share                         $   .98         $    -              $   -
Net income per share                                                $   .77         $   .68             $  .66

The Pro Forma results are not necessarily indicative of what would have occurred had the acquisition been on that date, nor are they necessarily indicative of future operations. Pro Forma data reflect the adjusted amortized excess purchase price over net assets acquired. No adjustment was made to reflect the combined impact of operations on income tax expense of the separate companies.

NOTE 15:    DISCONTINUED OPERATIONS

In the last quarter of 1996, the Company decided to discontinue the operations of its BankVision Software, Ltd. subsidiary (BankVision) which it expects to sell by December 31, 1996. The estimated loss on disposal (no tax benefit expected) recorded in 1996 consists of the following:

 Estimated loss on sale                                                                          $2,390,000
 Operating losses from April 1, 1996 through June 30, 1996, net of applicable income tax benefit
 of $78,000                                                                                      $  130,000
 Estimated operating losses from July 1, 1996 to anticipated disposal date, net of applicable
 income tax benefit of $38,000                                                                   $  100,000
                                                                                                 $2,620,000

BankVision's sales were $1,782,000, $2,126,000 and $1,918,000 in 1996, 1995, and
1994, respectively. The net book value of BankVision's assets included in the June 30, 1996, consolidated balance sheet and the results of its operations through March 31, 1996, and in 1995 and 1994 were immaterial.







Item 9.    Disagreements on Accounting and Financial Disclosure

None.





PART III

Item 10.   Directors and Executive Officers of the Registrant

See the information under the captions Election of Directors and Executive Officers and Significant Employees in the Company's Proxy Statement which is incorporated herein by reference.*

Item 11.   Executive Compensation

See the information under the captions Executive Compensation; Compensation Committee Report; and Company Performance in the Company's Proxy Statement which is incorporated herein by reference.*

Item 12.   Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Stock Ownership of Certain Stockholders and Election of Directors in the Company's Proxy Statement which is incorporated herein by reference.*

Item 13.   Certain Relationships and Related Transactions

None.



________________________
*Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

(1)  Financial Statements:

The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Accountants thereon appear under
Item 8 of this Report:

- - Independent Accountants Report.
- - Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994.
- - Consolidated Balance Sheets as of June 30, 1996, and 1995.
- - Consolidated Statements of Changes in Stockholders Equity for the Years Ended June 30, 1996, 1995 and 1994.
- - Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.
- - Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedules:

The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3)  List of Exhibits

  (3)     Articles of Incorporation and Bylaws

    Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

    3.1 Certificate of Incorporation attached as Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed November 17, 1985.
    3.2 Certificate of Amendment of Certificate of Incorporation attached as
        Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1987.
    3.3 Certificate of Amendment of Certificate of Incorporation attached as
        Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1993.
    3.4 Amended and Restated Bylaws attached as Exhibit A to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.

  (10) Material Contracts

    Except as otherwise noted, the following material contracts are incorporated herein by reference as Exhibits hereto pursuant to Rule 12b-32:

    10.1 The Company's 1987 Stock Option Plan, as amended as of October 27,1992, attached as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.
    10.2 The Company's Non-Qualified Stock Option Plan, as amended as of October 26, 1993, attached as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993.
    10.3 The Company's 1995 Non-Qualified Stock Option Plan (attached hereto).
    10.4 IBM Remarketer Agreement dated May 21, 1992, attached as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1992.
    10.5 Purchase Agreement for CommLink Corp. dated July 27, 1994, the CommLink Stock Purchase Option dated February 28, 1992 and the Option Modification dated October 14, 1993, all attached as Exhibit 2 to the Company's Current Report on Form 8-K dated July 27, 1994.
    10.6 Stock Purchase Agreement for Liberty Software, Inc. dated June 30, 1995, attached as Exhibit 2 to the Company's Current Report on Form 8-K dated June 30, 1995.
    10.7 Marketing Agreement and Master Agreement, each dated June 30, 1995 between the Company and Broadway & Seymour, Inc., attached as Exhibit 10 to the Company's Current Report on Form 8-K dated June 30,
         1995.
    10.8 Form of Indemnity Agreement which has been entered into as of August 27, 1996 between the Company and each of its Directors (attached hereto).

  (22)    Subsidiaries of the Registrant

    A list of the Company's subsidiaries is attached hereto as Exhibit 22.

  (24)    Consents of Experts and Counsel

    Consent of Independent Accountants is attached hereto as Exhibit 24.

(b)  Reports on Form 8-K:

None.













































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September, 1996.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ Michael E. Henry

Michael E. Henry
Chairman of the Board





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          CAPACITY                DATE


/s/ Michael E. Henry               Chairman of the         September 25, 1996
Michael E. Henry                   Board and Chief
                                   Executive Officer



/s/ Michael R. Wallace             President, Chief        September 25, 1996
Michael R. Wallace                 Operating Officer
                                   and Director



/s/ John W. Henry                  Vice Chairman, Senior   September 25, 1996
John W. Henry                      Vice President and
                                  Director


/s/ Jerry D. Hall                  Executive Vice          September 25, 1996
Jerry D. Hall                      President and
                                   Director



/s/ Terry W. Thompson              Vice President,         September 25, 1996
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)




/s/ James J. Ellis                 Director                September 25, 1996
James J. Ellis



/s/ Burton O. George               Director                September 25, 1996
Burton O. George



/s/ George R. Curry                Director                September 25, 1996
George R. Curry



















                                                                    EXHIBIT 10.3

                          JACK HENRY & ASSOCIATES, INC.
                      1995 NON-QUALIFIED STOCK OPTION PLAN

  Jack Henry & Associates, Inc. (the "Company"), a Delaware corporation, hereby formulates and adopts the following 1995 Non-Qualified Stock Option Plan (the "Plan") for non-employee directors of the Company.

  1. Purpose. The purpose of the Plan is to obtain for the Company the benefits of the additional incentive inherent in the ownership of Common Stock, $.01 par value per share, of the Company ("Common Stock"), by selected non-employee directors of the Company who are important to the success and the growth of the business of the Company, to help the Company retain the services of such persons, and to compensate such persons for their service on the Board of Directors.

  2. Stock Option Committee. The Board of Directors of the Company shall appoint from among its members a Non-Qualified Stock Option Committee (the "Committee"), consisting of no fewer than two directors, none of whom shall be eligible to participate under the Plan. The Committee shall select one of its members as Chairman and shall adopt such rules and regulations as it shall deem appropriate concerning the holding of its meetings and the transaction of its business. A majority of the whole Committee shall constitute a quorum, and the act of a majority of the members of the Committee shall be the act of the Committee. Any member of the Committee may be removed at any time either with or without cause by resolution adopted by the Board of Directors of the Company; and any vacancy on the Committee may at any time be filled by resolution adopted by the Board of Directors.

  3. Stock Subject to Options. Subject to the provisions of paragraph 13, the number of shares of Common Stock subject at any one time to options granted under the Plan plus the number of such shares then outstanding pursuant to exercises of options granted under the Plan shall not exceed an aggregate of 200,000 shares. If and to the extent that options granted under the Plan terminate or expire in accordance with paragraph 8 without having been exercised, new options may be granted with respect to the shares covered by such terminated or expired options, provided that the granting and terms of such new options shall in all respects comply with the provisions of the Plan.

    There shall be reserved at all times for sale under the Plan a number of shares of Common Stock (either authorized and unissued shares or shares held in the Company's treasury, or both) equal to the maximum number of shares which may be purchased pursuant to options granted or that may be granted under the Plan.

    Shares transferred by the Company upon the exercise of any option granted under the Plan may be shares of authorized and unissued Common Stock, shares of issued Common Stock held in the Company's treasury, or both.

  4. Administration. The Committee shall have the authority and responsibility, within the limitations of the Plan, as amended or modified from time to time, to calculate the "fair market value" of shares subject to grant in accordance with paragraph 7, the terms and provisions of the respective Option Agreements (which need not be identical), and to make all other determinations necessary or advisable for administering the Plan.

    Any or all powers and functions of the Committee may at any time and from time to time be exercised by the Board of Directors or the Executive Committee thereof; provided, however, that such powers and functions of the Committee may be exercised by the Board of Directors or the Executive Committee, as the case may be, only if, at the time of such exercise, a majority of the members of the entire Board of Directors or the Executive Committee, as the case may be, and a majority of the directors acting in the particular matter, are not eligible to participate under the Plan.

  5. Eligible Participants. Options may be granted under the Plan only to outside directors of the Company. An "outside director" shall mean a director who is not at the time of the grant of any option under the Plan to him, nor at any time within one year prior thereto, an employee of the Company. An outside director receiving any option under the Plan is hereinafter referred to as an "Optionee".



  6.    Grant of Options.

    (a) Annual Grants. On the third business day following the day of each annual meeting of the stockholders of the Company, each outside director shall automatically and without further action of the Board or the Committee be granted a non-statutory stock option (a stock option which does not qualify under Sections 422 or 423 of the Internal Revenue Code of 1986) to purchase 5,000 shares of Common Stock, subject to adjustment and substitution as set forth below. If the number of shares then remaining available for the grant of stock options under the Plan is not sufficient for each outside director to be granted an option for 5,000 shares (or the number of adjusted or substituted shares), then each outside director shall be granted an option for a number of whole shares equal to the number of shares then remaining available divided by the number of outside directors, disregarding any fractions of a share.

    (b) Grant Limitation. Notwithstanding any other provision of this Plan, no outside director may be granted options to purchase more than 50,000 shares of Common Stock pursuant to the Plan.

  7.    Price.

    (a) The option price of each share of Common Stock purchasable under any option granted under the Plan shall be 100% of the "fair market value" thereof at the time the option is granted.

    (b) The option price shall become immediately due upon exercise of the option and shall be payable in one of the alternative forms specified below:
  a. full payment by certified check payable to the Company; b. full payment in shares of Common Stock having a fair market value on the Exercise Date (as such term is defined below) equal to the option price, which shares shall have been held for more than six months by the individual; or c. any combination of certified check payable to the Company and/or shares of Common Stock valued at fair market value on the Exercise Date, equal in the aggregate to the option price. For purposes of this subsection (b), the Exercise Date shall be the date on which written notice of the exercise of the option is delivered to the Company, together with payment of the option price for the purchased shares.

    (c) The "fair market value" of a share on a particular date shall be: d. if shares of Common Stock are listed on such date on one or more national securities exchanges or the National Market System of the National Association

  of Securities Dealers, Inc. ("NASD"), the last reported sale price of a share on such date as recorded on the composite tape system or on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"), or if no sale of Common Stock took place on such date, the last reported sale price of a share on the most recent day on which a sale of a share took place as recorded by such system or on such exchange, as the case may be; or e. if Common Stock is not listed on such date on any national securities exchange or the National Market System of the NASD, the mean between the last closing bid and asked quotations of a share of Common Stock on such date (or if none, on the most recent date on which there were bid and asked quotations of a share), as reported by NASDAQ, the National Quotation Bureau, Incorporated, or other similar service selected by the Board of Directors or the Committee.

  8. Exercisability, Vesting and Duration of Options. No option granted under the Plan shall be exercisable until six months after the date of grant. Subject to the foregoing, all options granted under the Plan shall be fully vested and exercisable after the fourth anniversary of the date of the director's first election or appointment to the Board of Directors of the Company (the "Initial Service Date"). For directors who have served less than four continuous years, and subject to the first sentence of this paragraph 8, options granted under the Plan shall vest and become exercisable as follows:

    (a) with respect to 25% of the shares subject to option, after the expiration of one year from the Initial Service Date;

    (b) with respect to 50% of the shares subject to option, after the expiration of two years from the Initial Service Date;

    (c) with respect to 75% of the shares subject to option, after the expiration of three years from the Initial Service Date.
                                      -30-
Provided, however, that any option granted under the Plan shall become exercisable in its entirety upon the death, illness, disability or retirement of the Optionee; and provided further that no portion of any option not theretofore exercisable shall become exercisable following the removal or termination of the Optionee as a director of the Company, for any reason other than his or her death, illness, disability or retirement.

  The unexercised portion of any vested option granted under the Plan shall automatically and without notice terminate and become null and void at the time of the earliest to occur of the following: 1. the expiration of ten years from the date on which such option was granted; 2. the expiration of one year following the issuance of letters testamentary or letters of administration to the executor or administrator of a deceased Optionee, if the Optionee's death occurs during his term as a director of the Company; or 3. the surrender by the Optionee to the Company of any such option (whether or not in exchange for any other option).

  9. Exercise of Options. Options granted under the Plan shall be exercised by the Optionee (or by his executors or administrators, as provided in paragraph
10) as to all or part of the shares covered thereby, by the giving of written notice of the exercise thereof to the Company at its principal business office, specifying the number of shares to be purchased, specifying a business day, not less than 10 days nor more than 15 days from the date such notice is given, for the payment of the purchase price against delivery of the shares being purchased and specifying the method of payment of such purchase price.

    Subject to the provisions of paragraph 17, the Company shall cause certificates for the shares so purchased to be delivered to the Optionee or his executors or administrators at its principal business office, against payment of the full purchase price, on the date specified in the notice of exercise.

  10. Non-Transferability of Options. No option granted under the Plan shall be transferable by the Optionee other than by Will, or if the grantee dies intestate by the laws of descent and distribution. During the lifetime of an Optionee, he alone may exercise his options.

    In the event of the Optionee's death during his term as a director of the Company, his options shall thereafter be exercisable, as provided in subparagraph 8(ii), by such person(s) entitled to do so under the Will of the grantee, or, if the grantee shall fail to make testamentary disposition of the stock option or shall die intestate, by the legal representative of the grantee.

  11. Rights of Optionee. Neither the Optionee nor his executors or administrators shall have any of the rights of a stockholder of the Company with respect to the shares subject to an option granted under the Plan until certificates for such shares shall have been issued upon the exercise of such option.

  12. Right to Terminate. Nothing in the Plan or in any option granted under the Plan shall confer upon any Optionee the right to continue as a director of the Company or affect the right of the stockholders of the Company to terminate the Optionee as a director at any time, or the right of the Board of Directors to elect or remove directors, subject, however, to the provisions of Delaware law.

  13. Adjustment of Shares. If any change is made in the shares subject to the Plan or subject to any option granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, issuance of rights to subscribe, or change in capital structure), appropriate adjustments or substitutions shall be made by the Committee in or for such shares (including adjustments in the maximum number of shares subject to the Plan and the number of such shares and price per share subject to the Plan and the number of such shares and price per shares subject to outstanding options) as the Committee in its sole discretion shall deem equitable to prevent dilution or enlargement of option rights; provided, however, that in the case of any transaction (or series of transactions carried out within a period of twelve consecutive months) in which the Company is consolidated or merged with another corporation (other than a subsidiary or other affiliated company of the Company), or in which substantially all of the properties or assets of the Company are acquired by another person, firm or corporation (other than one or more subsidiaries or other affiliated companies of the Company), and in which the stockholders of the Company receive, either directly or indirectly, as consideration, cash and/or non-equity securities or a package which does not include an amount of equity securities (as defined in Section 3(a)(11) of the Exchange Act) equal to more than 20% of the aggregate value of such package as conclusively
                                      -31-
determined by the Committee, the Committee shall, alternatively, have the right to terminate all then outstanding options (in which event such options shall not be subject to the above described adjustments) by causing written notice of such termination to be given to each Optionee not less than 30 days prior to the date on which such consolidation, merger or acquisition is expected to become effective and, if applicable, the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such consolidation, merger or acquisition. In providing such notice, the Board of Directors may, in its discretion, with respect to options, waive the restrictions on exercise pursuant to paragraph 8 and permit such option or options to become immediately exercisable. Such notice shall be deemed duly given when delivered personally, or mailed first-class postage prepaid, to each Optionee at his address appearing in the records of the Company, and failure to give such notice to any Optionee, or any defect therein, shall not affect the termination of an option held by any other Optionee.

  14. Amendment of the Plan. The Board may, from time to time, but not more often than once every six months, amend or modify the Plan in all respects, except that without stockholder approval no such amendment or modification may
(a) increase the total number of shares reserved for options thereunder (other than an increase merely reflecting an adjustment as described in paragraph 13),
(b) change the option price from 100% of the "fair market value" on the date of grant, (c) change the class of outside directors eligible to receive options, or
(d) extend the period of exercise beyond ten years from the date of grant.

Rights and obligations under any option previously granted under the Plan may not be altered or impaired by any such amendment or modification of the Plan except upon consent of the person to whom such option was granted.

  15. Termination or Suspension of the Plan. The Board of Directors may at any time suspend or terminate the Plan. The Plan, unless sooner terminated, shall terminate at the close of business on November 30, 2005. An option may not be granted while the Plan is suspended or after it is terminated. Rights and obligations under any option granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except upon the consent of the person to whom such option and right were granted.

  16. Form of Agreements with Optionees. Subject to the limitations of the Plan as amended or modified from time to time, every option granted under the Plan shall be in such form and shall contain such terms and conditions (which need not be identical) as the Committee, in its discretion, may determine. The rights and obligations under any such form of option granted under the Plan shall not be altered or impaired, except upon consent of the person to whom such option and right were granted.

  17. Purchase for Investment. If the Committee in its discretion determines that as a matter of law such procedure is or may be desirable, it may require the Optionee, upon any exercise of an option granted hereunder or any portion thereof and as a condition to the Company's obligation to deliver certificates representing the shares subject to exercise, to execute and deliver to the Company a written statement, in form satisfactory to legal counsel for the Company, representing and warranting that his purchase or receipt of shares of Common Stock upon exercise thereof shall be for his own account, for investment and not with a view to the resale or distribution thereof and that any subsequent offer for sale or sale of any such shares shall be made either pursuant to (a) a Registration Statement on an appropriate form under the Securities Act of 1933, as amended (the "Securities Act"), which Registration Statement has become effective and is current with respect to the shares being offered and sold or (b) a specific exemption from the registration requirements of the Securities Act, but in claiming such exemption the Optionee shall, prior to any offer for sale or sale of such shares, obtain a favorable written option from counsel for or approved by the Company as to the availability of such exemption.

    The Company may endorse an appropriate legend referring to the foregoing restriction upon the certificate or certificates representing any shares issued or transferred to the Optionee upon exercise of any option granted under the Plan and may issue "stop transfer" instructions to its transfer agent in respect of such shares.

  18. Listing of Shares and Related Matters. If at any time the Board of Directors shall determine, in its sole discretion, that the listing, registration or qualification of the shares covered by the Plan upon any national securities exchange or market system or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of shares under the plan, no shares will be delivered unless and until such listing, registration, qualification, consent or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Board of Directors.

  19. Governing Law. The Plan and all options which may be granted under the Plan shall be governed by, and construed in accordance with, the laws of the State of Delaware from time to time obtaining.

  20. Gender. Unless the context of the Plan otherwise requires, the masculine, feminine or neuter gender each shall include the other genders and the singular shall include the plural.

  21.   Effective Date of Plan.  The Plan shall become effective upon approval by the affirmative vote of the holders of a majority of the Common Stock present in person or by proxy and entitled to vote at a duly called and convened meeting of such holders.
























































                                                                    EXHIBIT 10.8
                               INDEMNITY AGREEMENT

  This Agreement is made as of the _____ day of __________, 1996, by and between Jack Henry & Associates, Inc., a Delaware corporation (the "Corporation"), and ___________________________________________ (the "Indemnitee").

  WHEREAS, Indemnitee is a member of the Board of Directors and/or an officer of the Corporation and as such is performing a valuable service for the Corporation; and

  WHEREAS, it is essential to the Corporation to retain and attract as Directors and officers the most capable persons available; and

  WHEREAS, the substantial increase in corporate litigation subjects Directors and officers to expensive litigation risks at the same time that the availability of and coverage provided by directors' and officers' liability insurance has become uncertain; and

  WHEREAS, it is now and has been the express policy of the Corporation, as reflected in Article Eleventh of the Articles of Incorporation of the Corporation, to indemnify its Directors and officers so as to provide them with the maximum protection permitted by law; and

  WHEREAS, the Corporation and Indemnitee desire to enter into this Agreement to provide to Indemnitee additional rights to indemnification in consideration of Indemnitee s continued service to the Corporation as a Director and/or officer.

  NOW, THEREFORE, in consideration of Indemnitee's continued service as a Director or officer after the date hereof the parties agree as follows:

  1.   Definitions.  As used in this Agreement:

    (a) The term "Proceeding" shall include any threatened, pending or completed action, suit or proceeding, whether brought by or in the right of the Corporation or otherwise and whether of a civil, criminal, administrative or investigative nature.

    (b) The term "Expenses" shall include, but is no limited to, expenses (including all without limitation attorneys fees) of investigations, judicial or administrative proceedings or appeals, damages, judgments, fines, amounts paid in settlement by or on behalf of Indemnitee, attorneys fees and disbursements and any expenses of establishing a right to Indemnification under this Agreement.

    (c) The term "Director" and "Officer" shall include Indemnitee's service at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise as well as Director of Officer of the Corporation.

    (d) For purposes of Section 3 and 4, the phrase "decided in a Proceeding" shall mean a decision by a court, arbitrator(s), hearing officer or other judicial agent having the requisite legal authority to make such a decision which decision has become final and from which no appeal or other review proceeding is permissible.

  2. Indemnity of Director of Officer. Subject only to the limitations set forth in Section 3, Corporation will pay on behalf of the Indemnitee all Expenses actually and reasonably incurred by Indemnitee because of any claim or claims made against him in a Proceeding by reason of the fact that he is or was a Director and/or Officer.

  3. Limitations on Indemnity. Corporation shall not be obligated under this Agreement to make any payment of Expenses to the Indemnitee:

    (a) the payment of which is prohibited by applicable law;

    (b) for which and to the extent payment is actually and unqualifiedly made to the Indemnitee under an insurance policy or otherwise; or

    (c) resulting from a claim in a Proceeding decided adversely to the Indemnitee based upon or attributable to the Indemnitee gaining in fact any personal profit or advantage to which he was not legally entitled.

                                      -34-
  4. Advance Payment of Costs. Expenses incurred by Indemnitee in defending a claim against him in a Proceeding shall be paid by the Corporation as incurred and in advance of the final disposition of such Proceeding. Indemnitee hereby agrees and undertakes to repay such amounts advanced if it shall be decided in a Proceeding that he is not entitled to be indemnified by the Corporation pursuant to this Agreement or otherwise.

  5. Enforcement. If a claim under this Agreement is not paid by Corporation, or on its behalf, within thirty days after a written claim has been received by Corporation, the Indemnitee may at any time thereafter bring suit against Corporation to recover the unpaid amount of the claim and if successful in whole or in part, the Indemnitee shall be entitled to be paid also the Expenses of prosecuting such claim.

  6. Subrogation. In the event of payment under this Agreement, Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable Corporation effectively to bring suit to enforce such rights.

  7. Notice. The Indemnitee, as a condition precedent to his right to be indemnified under this Agreement, shall give to Corporation notice in writing as soon as practicable of any claim made against him for which indemnity will or could be sought under this Agreement. Notice to Corporation shall be given at its principal office and shall be directed to the Corporation's Secretary (or such other address as Corporation shall designate in writing to the Indemnitee); notice shall be deemed received if sent by prepaid mail properly addressed, the date of such notice being the date postmarked. In addition, the Indemnitee shall give Corporation such information and cooperation as it may reasonably require.

  8. Saving Clause. If this Agreement or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, the Corporation shall nevertheless indemnify Indemnitee to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated or by any other applicable law.

  9. Indemnification Hereunder Not Exclusive. Nothing herein shall be deemed to diminish or otherwise restrict the Indemnitee's right to indemnification under any provision of the Certificate of Incorporation or Bylaws of the Corporation or under Delaware law.

  10. Applicable Law. This Agreement shall be governed by and construed in accordance with Delaware law.

  11. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall constitute the original.

  12. Continuation of Indemnification. The indemnification under this Agreement shall continue as to Indemnitee even though he may have ceased to be a Director and/or Officer and shall inure to the benefit of the heirs and personal representatives of Indemnitee.

  13. Coverage of Indemnification. The indemnification under this Agreement shall cover Indemnitee's service as a Director and/or Officer and all of his acts in such capacity, whether prior to or on or after the date of the Agreement.

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and signed as of the day and year first above written.



INDEMNITEE                 JACK HENRY & ASSOCIATES, INC.



                                         By:


                   Title:







































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





                                   Exhibit 24

                       Consent of Independent Accountants


Board of Directors
Jack Henry & Associates, Inc.


  We consent to incorporation by reference in the Registration Statements on Form S-8 of JACK HENRY & ASSOCIATES, INC. (File Nos. 33-11866 and 33-34244) of our report dated August 22, 1996, relating to the consolidated balance sheets of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ending June 30, 1996, which report appears in the June 30, 1996 annual report on Form 10-K of JACK HENRY & ASSOCIATES, INC.


                              BAIRD, KURTZ & DOBSON

Joplin, Missouri
September 24, 1996