Form 10-Q
period 1996-09-30
HENRY JACK & ASSOCIATES INC
filed 1996-11-14
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at October 31, 1996
Common Stock, $.01 par value              11,946,032











                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                         Page No.

PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           September 30, 1996, (Unaudited) and June
           30, 1996                                          3

          Condensed Consolidated Statements of
           Operations for the Three Months Ended
           September 30, 1996 and 1995 (Unaudited)           5

          Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended September 30,
           1996 and 1995 (Unaudited)                         6

          Notes to the Condensed Consolidated Financial
           Statements                                        7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                     8


Part II.     OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
              Security Holders                              10

     Item 5 - Other Information                             11

     Item 6 - Exhibits and Reports on Form 8-K              11






Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             September 30,
                                                 1996          June 30,
                                              (Unaudited)        1996

        ASSETS

Current assets:
  Cash                                          $10,662        $ 4,952
  Held-to-maturity securities                     3,082          3,128
  Receivables                                     8,429         15,990
  Income taxes receivable                             -            889
  Prepaid expenses and other                      3,248          3,187

        Total current assets                    $25,421        $28,146

Property and equipment, net                      16,705         13,612

Other assets:
  Intangible assets, net of amortization        $16,694        $16,805
  Computer software                               1,348          1,375
  Investments and other                             618            463

        Total other assets                      $18,660        $18,643

        Total assets
                                                $60,786        $60,401









                                                September 30,
                                                 1996         June 30,
                                            (Unaudited)        1996
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 1,586        $ 2,238
  Accrued expenses                                1,716          2,945
  Income taxes                                    1,807              -
  Deferred revenue                               13,694         16,068
        Total current liabilities               $18,803        $21,251

Deferred income taxes                             1,732          1,732

        Total liabilities                       $20,535        $22,983


Stockholders' equity:

  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,937,702 issued @ 9/30/96
    11,867,593 issued @ 6/30/96                 $   119        $   119
  Additional paid-in capital                     12,576         10,711
  Retained earnings                              27,556         26,588

        Total stockholders' equity              $40,251        $37,418

        Total liabilities and
         stockholders' equity                   $60,786        $60,401


The accompanying notes are an integral part of these consolidated financial statements.








                         JACK HENRY & ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                                               Quarter Ended
                                                                               September 30,
                                                                          1996                        1995
Revenues:
  Software licensing & installation                                      $ 5,833                   $ 4,842
  Maintenance/support & service                                            6,277                     5,451
  Hardware sales & commissions                                             6,240                     5,857
       Total revenues                                                    $18,350                   $16,150

Cost of sales:
  Cost of hardware                                                         4,318                     4,007
  Cost of services                                                         4,025                     3,904
    Total cost of sales                                                  $ 8,343                   $ 7,911


Gross profit                                                             $10,007                   $ 8,239
                                                                             55%                       51%
Operating expenses:

  Selling and marketing                                                    2,202                     1,832
  Research and development                                                   523                       454
  General and administrative                                               1,381                     1,218
    Total operating expenses                                             $ 4,106                   $ 3,504

Operating income                                                           5,901                     4,735

Other income (expense):
  Interest income                                                            177                       163
  Other, net                                                                  74                        76
    Total other income                                                   $   251                   $   239

Income before income taxes                                               $ 6,152                   $ 4,974
Provision for income taxes                                                 2,349                     1,879

    Net income                                                           $ 3,803                   $ 3,095

Net income per share                                                     $   .30                    $  .25

Weighted Average Shares Outstanding                                       12,693                    12,342



The accompanying notes are an integral part of these consolidated financial statements.







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                 Three Months Ended
                                                    September 30,

                                                  1996          1995
Cash flows - operating activities:
  Cash received from customers                  $24,315       $24,093
  Cash paid to suppliers and employees          (13,508)      (14,856)
  Interest and dividends received, net              222           191
  Income taxes paid, net                           (343)         (105)
  Other, net                                         26            69
    Net cash flow provided by operating
     activities                                 $10,712       $ 9,392

Cash flows from discontinued operations            (107)            -

Cash flows from investing activities:
  Proceeds on sale of property & equipment      $     7       $     2
  Capital expenditures                           (3,524)       (1,978)
  Short-term investment activity, net                 -         1,023
  Capitalized software development                  (41)         (101)
  Acquisition costs, net                           (314)       (5,514)

    Net cash used in investing activities       $(3,872)      $(6,568)

   Cash flows from financing activities:
   Proceeds from issuance of common stock
    upon exercise of stock options              $   276       $   229

   Dividends paid                                  (835)         (673)
   Payment of long-term debt                       (129)            -
   Purchase of Treasury Stock                      (335)         (791)

    Net cash used in financing activities       $(1,023)     $ (1,235)

Net increase (decrease) in cash                  $ 5,710       $ 1,589

Cash at beginning of period                        4,952         3,423

Cash at end of period                            $10,662       $ 5,012


The accompanying notes are an integral part of these consolidated financial statements.







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions in the United States along with the computer equipment (hardware) and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system. The Company also processes ATM transactions for financial institutions in the U.S. All of these related activities are considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1996.


2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accor-dance with the instructions to Form 10-Q of the Securities and Exchange Commis-sion and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1996, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and its cash flows for the three month period then ended.

  The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the three months ended September 30, 1996:






  Effective September 1, 1996, the Company purchased all the outstanding stock of Liberty Banking Services, Inc. (LBSI). LBSI's primary offering is service bureau processing for financial institutions in the Rocky Mountain region. The total consideration paid to LBSI's stockholders was $2,000,000 in Company stock. The stock transaction was accounted for as a pooling of interests.

4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the three month period ended September 30, 1996 and 1995.

Item 2. - Management's Discussion and Analysis of Results of
                    Operations and Financial Condition


RESULTS OF OPERATIONS

Background and Overview

Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing for banks and related financial institutions. These systems are available for in-house or outsourced applications. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20(TM), typically for banks with less than $300 million in assets, and the Silverlake System(R), for banks with assets up to $10 billion. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1260 banks and financial institutions worldwide.

  A detailed discussion of the major components of the results of operations for the quarter ended September 30, 1996, as compared to the same period in the previous year follows.

Revenues

  Revenues increased 14% to $18,350,000 in the quarter ended September 30,
1996. Software licensing and installation increased 20%.   Maintenance, support
and service revenues increased 15%. Hardware sales were up 7% from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 18% over last year.

  The backlog of sales at September 30, 1996 was $16,547,000.  This is down from the record June 30, 1996 level, and is consistent with management's expectations for the first quarter. Backlog at October 31, 1996 was $16,744,000.

Cost of Sales

  The 5% increase in cost of sales for the first quarter of FY '97 is relatively consistent with the increase in revenues. A large portion of the increase results from the increase in hardware revenues and the related increase in cost of hardware sales. Cost of services increased significantly due to growth in the Company's core business.


Gross Profit

  Gross profit increased to $10,007,000 in the first quarter ended September 30, 1996, a 21% increase over last year. The gross margin percentage was 55% of sales compared to 51% last year.

Operating Expenses

  Total operating expenses increased 17%. This is a favorable picture, since gross profit increased 21%. Thus, the Company continues to gain efficiencies through growth. Selling expenses increased 20% while research & development and general & administrative expenses increased 15% and 13%, respectively.

Other Income and Expense

  Other income for the quarter ended September 30, 1996 reflects a small increase when compared to the same period last year.

Net Income

  Net income from continuing operations for the first quarter was $3,803,000, or $.30 earnings per share compared to $3,095,000, or $.25 earnings per share in the same period last year.

FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $13,744,000 at September 30, 1996, from $8,080,000 at June 30, 1996.

  JHA has available credit lines totaling $2,215,000, although the Company expects their use to be minimal during FY '97. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $3,524,000 for the quarter ended September 30, 1996, were made for additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $4,500,000 for FY '97.

  The Company paid a $.07 per share cash dividend on September 24, 1996 to stockholders of record September 9, 1996 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to September 30, 1996, declared a quarterly cash dividend of $.07 per share on its common stock payable December 10, 1996 to stockholders of record on November 19, 1996. This will be funded out of working capital.

CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended September 30, 1996. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets served.

Silverlake System(R) is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 29, 1996, for the purpose of electing a board of directors, to approve the adoption of the 1996 Stock Option Plan, to amend the Certificate of Incorporation to require two-thirds stockholder vote for stockholder amendment of By-Laws, to amend the Certificate of Incorporation to prohibit stockholder action by written consent and to amend the Certificate of Incorporation regard-ing consideration of relevant factors in certain business combinations. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                       For                Withheld

  John W. Henry                    10,286,767            283,833
  Jerry D. Hall                    10,286,767            283,833
  Michael E. Henry                 10,286,767            283,833
  James J. Ellis                   10,285,067            285,533
  Burton O. George                 10,286,717            283,883
  George R. Curry                  10,284,917            285,683
  Michael R. Wallace               10,286,767            283,833


Also approved was the adoption of the 1996 Stock Option Plan with the number of votes as indicated below:

   For                Against           Withheld         Broker Non-Votes

6,076,401           2,177,685           50,880           2,265,634

Also approved was to amend the Certificate of Incorporation to require two-thirds stockholder vote for stockholder amendment of By-Laws with the number of votes as indicated below:

   For                Against           Withheld         Broker Non-Votes

7,200,120           1,063,116           41,730           2,265,634

Also approved was to amend the Certificate of Incorporation to prohibit stock-holder action by written consent with the number of votes as indicated below:

   For                Against           Withheld         Broker Non-Votes

6,206,673           2,082,110           54,410           2,227,407

Also approved was to amend the Certificate of Incorporation regarding consider-ation of relevant factors in certain business combinations with the number of votes as indicated below:

   For                Against           Withheld         Broker Non-Votes

6,214,456           2,073,632          112,735           2,169,777


                                   SIGNATURES

Item 5.  Other Information

  None.



Item 6.  Exhibits and Reports on Form 8-K

  None.




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: November 13, 1996                         /s/ Michael E. Henry
                                                Michael E. Henry
                                                Chairman of the Board
                                                Chief Executive Officer


Date: November 13, 1996                         /s/ Terry W. Thompson
                                                Terry W. Thompson
                                                Vice President and
                                                Chief Financial Officer