Form 10-Q
period 1996-12-31
HENRY JACK & ASSOCIATES INC
filed 1997-02-14
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at January 31, 1997
Common Stock, $.01 par value                11,960,566









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.

PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Statements of
           Income for the Quarter and Six Months
           Ended December 31, 1996
           and 1995 (Unaudited)                               3

          Condensed Consolidated Balance Sheets -
           December 31, 1996, (Unaudited) and June
           30, 1996                                         4-5


          Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended December 31,
           1996 and 1995 (Unaudited)                          6

          Notes to the Condensed Consolidated Financial
           Statements                                         7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                    8-9


Part II.     OTHER INFORMATION

     None                                                     9




Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             December 31,
                                                 1996          June 30,
                                              (Unaudited)        1996

        ASSETS

Current assets:
  Cash                                          $ 5,557        $ 4,952
  Held-to-maturity securities                     7,160          3,128
  Receivables                                     9,279         15,990
  Income taxes receivable                            48            889
  Prepaid expenses and other                      3,426          3,187

        Total current assets                    $25,470        $28,146

Property and equipment, net                     $17,628        $13,612

Other assets:
  Intangible assets, net of amortization        $16,275        $16,805
  Computer software                               1,306          1,375
  Investments and other                             707            463

        Total other assets                      $18,288        $18,643

        Total assets
                                                $61,386        $60,401







                                                  December 31,
                                             1996         June 30,
                                      (Unaudited)      1996
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 2,103        $ 2,238
  Accrued expenses                                1,871          2,945
  Deferred revenue                               13,073         16,068
        Total current liabilities               $17,047        $21,251

Deferred income taxes                             1,732          1,732

        Total liabilities                       $18,779        $22,983


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    11,970,546 issued @ 12/31/96
    11,867,593 issued @ 6/30/96                 $   120        $   119
  Less Treasury Stock  9,980 shares                 388              -
  Additional paid-in capital                     12,529         10,711
  Retained earnings                              30,346         26,588

        Total stockholders' equity              $42,607        $37,418

        Total liabilities and
         stockholders' equity                   $61,386        $60,401




The accompanying notes are an integral part of these consolidated financial statements.





                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                        Quarter Ended                Six Months Ended
                                                                         December 31,                  December 31,
                                                                     1996           1995           1996            1995
Revenues:
  Software licensing & installation                                   $ 5,388       $ 4,035        $11,221          $ 8,877
  Maintenance/support & service                                         6,730         5,550         13,007           11,001
  Hardware sales & commissions                                          9,230         6,934         15,470           12,791

     Total revenues                                                   $21,348       $16,519        $39,698          $32,669

Cost of sales:
  Cost of hardware                                                    $ 6,399       $ 4,431        $10,717          $ 8,438
  Cost of services                                                      4,775         3,839          8,800            7,743
    Total cost of sales                                               $11,174       $ 8,270        $19,517          $16,181

Gross profit                                                          $10,174       $ 8,249        $20,181          $16,488
                                                                          48%           50%            51%              50%
Operating expenses:
  Selling and marketing                                               $ 2,147       $ 1,807        $ 4,349          $ 3,639
  Research and development                                                705           471          1,228              925
  General and administrative                                            1,482         1,543          2,863            2,761
     Total operating expenses                                         $ 4,334       $ 3,821        $ 8,440          $ 7,325

Operating income                                                      $ 5,840       $ 4,428        $11,741          $ 9,163
Other income (expense):
  Interest and dividend income, net                                   $   207       $   124        $   384          $   287
  Other, net                                                               55           (51)           129               25
     Total other income                                               $   262       $    73        $   513          $   312

Income before income taxes                                            $ 6,102       $ 4,501        $12,254          $ 9,475

Provision for income taxes                                              2,324         1,742          4,673            3,621

Net income from continuing operations                                 $ 3,778       $ 2,759        $ 7,581          $ 5,854
Net loss from discontinued operations                                     150             -            150                -
Net income                                                            $ 3,628       $ 2,759        $ 7,431          $ 5,854


Earnings per share from cont. oper.                                   $   .30       $   .22        $   .60          $   .47
Net loss per share from discnt. oper.                                     .01             -            .01                -
Earnings per share                                                    $   .29       $   .22        $   .59          $   .47


Weighted average shares outstanding                                    12,750        12,447         12,721           12,394


The accompanying notes are an integral part of these consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Six Months Ended
                                                    December 31,

                                                1996             1995
Cash flows - operating activities:
  Cash received from customers                 $44,235         $39,752
  Cash paid to suppliers and employees         (27,520)        (26,157)
  Interest and dividends received                  363             348
  Income taxes paid                             (4,519)         (3,216)
  Other, net                                         1              50
    Net cash flow provided by operating
     activities                                $12,560         $10,777

Cash flows from discontinued operations           (283)              -

Cash flows from investing activities:

  Proceeds on sale of property & equipment     $     7         $     2
  Capital expenditures                          (4,941)         (3,211)
  Short-term investment activity, net           (4,012)          2,000
  Long-term investment activity, net                 2              (3)
  Software development                             (85)           (215)
  Acquisition costs, net                          (314)         (5,501)

    Net cash used in investing activities      $(9,343)        $(6,928)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options             $   929         $   312
  Dividends paid                                (1,673)         (1,350)
  Payment of acquired long term debt              (131)              -
  Purchase of treasury stock                    (1,454)           (873)

    Net cash used in financing activities     $(2,329)       $ (1,911)

Net increase (decrease) in cash                $   605         $ 1,938

Cash at beginning of period                      4,952           3,423

Cash at end of period                          $ 5,557         $ 5,361


The accompanying notes are an integral part of these consolidated financial statements.







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies


  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. It markets those systems to financial institutions throughout the United States along with the computer equipment (hardware) and provides the conversion and software services necessary for a financial institution to install a JHA software system. It also provides continuing maintenance and support services to customers using the system. All of these related activities are considered a single business segment.

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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the quarter and six-month period then ended.

  The results of operations for the periods ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended December 31, 1996:


None.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarters and six month periods ended December 31, 1996 and 1995.




Item 2. - Management's Discussion and Analysis of Results of Operations and
Financial                 Condition

RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and related financial institu-tions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20 1, typically for banks with less than $300 million in assets, and the Silverlake System 2, for banks with assets up to $10 billion. Domestically, JHA fre-quently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been in-stalled at over 1260 banks and financial institutions.

  A detailed discussion of the major components of the results of operations for the quarter and the six months ended December 31, 1996, as compared to the same periods in the previous year follows.

Revenues


                    1CIF 20/20  is a trademark of Jack Henry & Associ-
               ates, Inc.

                    2Silverlake System  is a registered trademark of
               Jack Henry & Associates, Inc.

  Revenues increased 29% to $21,348,000 in the quarter ended December 31, 1996. Software licensing and installation increased 34%. Maintenance, support and service revenues increased 21%. Hardware sales were up 33% from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 26% over last year.

  Six month revenues this year were $39,698,000, up 22% over the last year's corresponding period. Each of the three major revenue categories increased by 18% or more with the largest increase (26%) in software and installation and the smallest in maintenance, support and service revenues.

  The backlog of sales at December 31, 1996, was $20,465,000. Backlog at January 30, 1997 was $22,870,000.

Cost of Sales

  The 35% increase in cost of sales for the second quarter of FY '97 is rela-tively consistent with the increase in revenues. A large portion of the increase results from the increase in hardware revenues and the related increase
in cost of hardware sales.   Cost of services increased 24% primarily due to
growth in the Company's core business, less than the 26% increase in non-hard-ware revenues.

  Cost of sales increased 21% for the first six months of fiscal '97, relatively consistent with the 22% increase in revenues. Cost of hardware increased 27% while cost of services increased 14%.

Gross Profit

  Gross profit increased to $10,174,000 in the second quarter ended December 31, 1996, a 23% increase over last year. The gross margin percentage was 48% of sales compared to 50% last year.

The six month gross profit this year was up 22% at $20,181,000. The gross margin percentage for the first six months was 51%, similar to last year's rate.




Operating Expenses

  Total operating expenses increased 13% in the quarter ended 12/31/96. This provides a favorable picture, considering gross profit increased 23%. Thus, the Company continues to gain efficiencies through growth. Selling expenses increased 19% while research and development expenses increased 50%. General and administrative expenses decreased by 4%.

  The $8,440,000 in the first six months of fiscal '97 for operating expenses was a 15% increase. Since gross profit increased 22%, this continues to reflect the Company's ability to leverage more to the bottom line as revenues increase.

Other Income and Expense

  Other income for the quarter ended December 31, 1996, was up when compared to the same period last year. This results from increased interest income because the Company had more cash invested and an increase in other, net. The year-to-date increase is due to the same reasons as the second quarter.

Net Income

  Net income from continuing operations for the second quarter was $3,778,000, or $.30 per share, an increase of 36%, compared to $2,759,000, or $.22 per share in the same period last year.

  Net income from continuing operations for the six months ended December 31, 1996 was $7,581,000, or $.60 per share (up 28%), compared to $5,854,000, or $.47 per share.


FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $12,717,000 at December 31, 1996, up from $8,080,000 at June 30, 1996.

  JHA has available credit lines totaling $2,215,000, although the Company expects their use to be minimal during FY '97. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $4,941,000 for the quarter ended December 31, 1996, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $5,500,000 for FY '97.

  The Company paid a $.07 per share cash dividend on December 10, 1996 to stockholders of record November 19, 1996 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to December 31, 1996, declared a quarterly cash dividend of $.08 per share on its common stock payable March 13, 1997 to stockholders of record on February 21, 1997. This will be funded out of working capital. Further, the Company's Board of Directors declared a 50% stock dividend on its common stock, effectively a 3 for 2 split, to be paid March 13, 1997 to stockholders of record February 24, 1997.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended December 31, 1996. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


                           PART II. OTHER INFORMATION

None.





                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                          JACK HENRY & ASSOCIATES, INC.


Date: February 14, 1997              /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer

Date: February 14, 1997              /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer