Form 10-Q
period 1997-03-31
HENRY JACK & ASSOCIATES INC
filed 1997-05-15
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at April 30, 1997
Common Stock, $.01 par value           18,214,342









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                                Page No.
 PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements


            Condensed Consolidated Balance Sheets -
            March 31, 1997, (Unaudited) and June
             30, 1996                                             3-4

            Condensed Consolidated Statements of
             Income for the Quarter and Nine Months
           Ended March 31, 1997
           and 1996 (Unaudited)                                     5


            Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended March 31,
             1997 and 1996 (Unaudited)                              6

            Notes to the Condensed Consolidated Financial
             Statements                                             7

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                       8-9


Part II.       OTHER INFORMATION

      None                                                          9














Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)




                                          March 31,
                                           1997             June 30,
                                        (Unaudited)          1996

          ASSETS

Current assets:
  Cash                                    $ 6,502          $ 4,952
  Held-to-maturity securities              5,967             3,128
  Receivables                              8,293            15,990
  Income taxes receivable                    496               889
  Prepaid expenses and other               3,231             3,187

          Total current assets            $24,489          $28,146

Property and equipment, net               $18,938          $13,612

Other assets:
  Intangible assets, net of amortization $15,867           $16,805
         Computer software                 1,267             1,375
  Investments and other                      761               463


          Total other assets              $17,895          $18,643

          Total assets                    $61,322          $60,401







                                          March 31,
                                           1997                June 30,
                                        (Unaudited)             1996
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $ 2,123          $ 2,238
  Accrued expenses                          2,114            2,945
  Deferred revenue                          10,133          16,068
          Total current liabilities        $14,370         $21,251

Deferred income taxes                        1,732           1,732

          Total liabilities                $16,102         $22,983


Stockholders' equity:
  Preferred stock - $1.00 par value;
     500,000 shares authorized;
     none issued                                 -               -
  Common stock - $0.01 par value;
     30,000,000 shares authorized;
     17,970,719 issued @ 3/31/97
     17,801,389 issued @ 6/30/96 *         $   179         $   119
  Less Treasury Stock 27,902 shares            738               -
  Additional paid-in capital                12,743          10,711
  Retained earnings                         33,036          26,588

          Total stockholders' equity        $45,220        $37,418

          Total liabilities and
           stockholders' equity             $61,322        $60,401




The accompanying notes are an integral part of these consolidated financial statements.

* Split adjusted
                          JACK HENRY & ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                         Quarter Ended            Nine Months Ended
                                                                           March 31, *                 March 31, *
          Revenues                                                     1997            1996           1997           1996

               Software licensing & installation           $  5,072       $  4,430        $16,293       $ 13,307
               Maintenance/support & service                  7,162          5,749         20,169         16,750
               Hardware sales & commissions                   9,827          6,382         25,297         19,173
                   Total revenues                            22,061         16,561         61,759         49,230
              Cost of sales:
                Cost of hardware                              7,041          4,551         17,758         12,989
                Cost of services                              4,708          4,170         13,844         11,913
                   Total cost of sales                      $11,749       $  8,721        $31,602        $24,902


              Gross profit                                  $10,312       $  7,840        $30,157        $24,328
                                                               47%              47%           49%            49%
              Operating expenses:
                Selling and marketing                         2,279          1,785          6,628          5,424
                Research and development                        525            446          1,492          1,371
                General and administrative                    1,665          1,338          4,453          4,099
                   Total operating expenses                $  4,469       $  3,569        $12,573        $10,894


              Operating income                             $  5,843       $  4,271        $17,584       $ 13,434
              Other income (expense):
                Interest and dividend income                    172            123            556            410
                Other, net                                       26             77            155            102
                   Total other income                      $    198       $    200        $   711        $   512
              Income before income taxes                   $  6,041       $  4,471        $18,295        $13,946
              Provision for income taxes                      2,306          1,710          6,979          5,331

              Net income from continuing operations        $  3,735       $  2,761        $11,316       $  8,615
              Net loss from discontinued operations              89              -            239              -
              Net income                                   $  3,646       $  2,761        $11,077       $  8,615

              Earnings per share from cont. oper.          $    .20       $    .15        $   .59       $    .46
              Net loss per share from discont. Oper.              -              -           0.01              -
              Earnings per share                           $    .20       $    .15        $   .58       $    .46


              Weighted average shares outstanding               19,136         18,766         19,100         18,650

  * All prior period per share data have been adjusted for the 50% stock dividend paid March 13, 1997.

The accompanying notes are an integral part of these consolidated financial statements.







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                Nine Months Ended
                                                     March 31,

                                                1997             1996
Cash flows - operating activities:
  Cash received from customers                 $64,352         $52,707
  Cash paid to suppliers and employees         (42,237)        (36,110)
  Interest and dividends received                  603             482
  Income taxes paid                             (7,272)         (4,646)
  Other, net                                       (10)              -
     Net cash flow provided by operating
     activities                                $15,436         $12,433

Cash flows from discontinued operations           (371)              -

Cash flows from investing activities:
  Proceeds on sale of property & equipment     $    15         $     2
  Capital expenditures                          (6,792)         (4,448)
  Short-term investment activity, net           (2,887)          1,946
  Long-term investment activity, net                 2              (3)
  Software development                            (151)           (327)
  Acquisition costs, net                          (314)         (5,807)

    Net cash used in investing activities     $(10,127)        $(8,637)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options             $ 1,249         $   399
  Dividends paid                                (2,630)         (2,172)
  Payment of acquired long term debt              (132)              -
  Purchase of treasury stock                    (1,875)           (873)

     Net cash used in financing activities     $(3,388)       $ (2,646)

Net increase in cash                           $ 1,550         $ 1,150

Cash at beginning of period                      4,952           3,423

Cash at end of period                          $ 6,502         $ 4,573


The accompanying notes are an integral part of these consolidated financial statements.








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



2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1996, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the quarter and nine-month period then ended.

  The results of operations for the periods ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended March 31, 1997:


None.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarters and nine month periods ended March 31, 1997 and 1996.



Item 2. - Management's Discussion and Analysis of Results of Operations and
Financial                 Condition

RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and related financial institu-tions. The Company was founded in 1976. Its proprietary applications software,
which operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for banks with less than $300 million in assets, and the Silverlake
System   , for banks with assets up to $10 billion.  Domestically, JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1260 banks and financial institutions.

  A detailed discussion of the major components of the results of operations for the quarter and the nine months ended March 31, 1997, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 33% to $22,061,000 in the quarter ended March 31, 1997. Software licensing and installation increased 14%. Maintenance, support and service revenues increased 25%. Hardware sales were up 54% from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 20% over last year.

  Nine month revenues this year were $61,759,000, up 25% over last year's corresponding period. Each of the three major revenue categories increased by 20% or more with the largest increase (32%) in hardware sales and the smallest in maintenance, support and service revenues.

  The backlog of sales at March 31, 1997, was $22,935,000. Backlog at April 30, 1997 was $ 23,845,000.

Cost of Sales

  The 35% increase in cost of sales for the third quarter of FY '97 is relatively consistent with the increase in revenues. A large portion of the increase results from the increase in hardware revenues and the related increase
in cost of hardware sales.   Cost of services increased 13% primarily due to
growth in the Company's core business, less than the 20% increase in non-hardware revenues.

  Cost of sales increased 27% for the first nine months of fiscal '97, relatively consistent with the 25% increase in revenues. Cost of hardware increased 37% while cost of services increased 16%, both more favorable than the corresponding revenue increases.

Gross Profit

  Gross profit increased to $10,312,000 in the third quarter ended March 31, 1997, a 32% increase over last year. The gross margin percentage was 47% of sales, consistent with last year.

The nine month gross profit this year was up 24% at $30,157,000. The gross margin percentage for the first nine months was 49%, similar to last year's rate.





Operating Expenses

  Total operating expenses increased 25% in the quarter ended 3/31/97. This continues the favorable trend, considering gross profit increased 32%.
Thus, the Company continues to gain efficiencies through growth. Selling expenses increased 28% while research and development expenses increased 18%.

                1
                       CIF 20/20  is a trademark of Jack Henry & Associates,
                       Inc.
                2
                       Silverlake System is a registered trademark of Jack Henry & Associates, Inc.

General and administrative expenses increased by 24%.

  Operating expenses were $12,573,000 in the first nine months of fiscal '97, 15% increase. Since gross profit increased 24%, this continues to reflect the Company's ability to leverage more to the bottom line as revenues increase.

Other Income and Expense

  Other income and expense for the quarter and year-to-date periods ended March 31, 1997, were down when compared to the same periods last year.

Net Income

  Net income from continuing operations for the third quarter was $3,735,000, or $.20 per share, an increase of 33%, compared to $2,761,000, or $.15 per share in the same period last year.

  Net income from continuing operations for the nine months ended March 31, 1997 was $11,316,000, or $.59 per share (up 28%), compared to $8,615,000, or $.46 per share.


FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $12,469,000 at March 31, 1997, up from $8,080,000 at June 30, 1996.

  JHA has available credit lines totaling $4,000,000, although the Company expects their use to be minimal during FY '97. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $6,792,000 for the period ended March 31, 1997, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $9,000,000 for FY '97.

  The Company paid an $.08 per share cash dividend on March 13, 1997 to stockholders of record February 21, 1996 which was funded from working capital. Further, the Company's Board of Directors paid a 50% stock dividend on its common stock, effectively a 3 for 2 split, on March 13, 1997 to stockholders of record February 24, 1997. In addition, subsequent to March 31, 1997, the Company's Board of Directors, declared a quarterly cash dividend of $.055 per share on its common stock payable May 28, 1997 to stockholders of record on May 14, 1997. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended March 31, 1997. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: May 14, 1997                   /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: May 14, 1997                   /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer