Form 10-K
period 1997-06-30
HENRY JACK & ASSOCIATES INC
filed 1997-09-26
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1997

                              OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission Number 0-14112

                          JACK HENRY & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                                 43-1128385
(State or other jurisdiction of                                   (I.R.S.
                                                                   Employer
incorporation or organization)                                     Identifica-
                                                                   tion No.)

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

As of August 12, 1997, Registrant had 18,753,044 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $312,000,000 (based on the average of the reported high and low sales prices on NASDAQ on such date).


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


                       DOCUMENTS INCORPORATED BY REFERENCE

The below indicated portions of the Jack Henry & Associates, Inc. definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.


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

                        Part III, Item 10       "Election of Directors" and
                                                "Executive Officers and
                                                Significant Employees"

                        Part III, Item 11       "Executive Compensation";
                                                "Compensation Committee
                                                 Report"; and "Company
                                                 Performance"

                        Part III, Item 12       "Stock Ownership of Certain
                                                Stockholders" and
                                                "Election of Directors"




                                     PART I
ITEM 1.     BUSINESS
                       INTEGRATED BANKING SOFTWARE SYSTEMS

OVERVIEW -- Jack Henry & Associates, Inc. ("JHA" or the "Company") provides integrated computer systems for in-house and service bureau data processing to banks and other financial institutions. JHA has developed several banking applications software systems which it markets, along with the computer hardware, to financial institutions throughout the United States. JHA also performs data conversion, software installation and software customization for the implementation of its systems, and provides continuing customer mainte-nance/support services after the systems are installed.

MARKETS AND COMPETITION -- JHA's primary market consists of the approximately 9,500 commercial banks in the United States with less than $10 billion in total assets. Community banks account for approximately 9,400 of that number. The population of community banks decreased by 3% in 1996. In 1996, statistics reported in "Automation in Banking 1997" showed that financial institutions spent approximately $22 billion on hardware, software, services and telecommuni-cations. In-house vendors have 58% of the commercial banks as customers. Centralized off-site service bureaus provide data processing for 37% of the banks, down from two-thirds in the mid 80's. Many organizations provide data processing to banks through a service bureau approach. Some service bureaus are affiliated with large financial institutions which may have other relationships with potential bank customers, but this is less prevalent than in the past. Typically, a bank which is making a data processing decision will consider both service bureau and in-house alternatives.

Of the small-to-mid-size banks with in-house installations, 44% utilize IBM hardware, 24% NCR and 22% Unisys Corporation, respectively. All other vendors were under 5% shares of the in-house community bank market. In 1996, eight of the top ten software providers in this market, ranked by number of installed customers, offered their products on IBM hardware. According to that survey, JHA had the most installed customers (approximately 1260 at 12-31-96) of the IBM providers. Only one other software provider had a larger customer base than JHA. Although the top ten software providers accounted for about 86% of in-house systems installed, the study identified 20 other software vendors in this arena. That number has been declining in recent years.

JHA believes that the primary competitive factors in software selection are comprehensiveness of applications, features and functions, flexibility and ease of use, customer support, references of existing customers, and hardware preferences and pricing. The price of the software and the related services is also a significant competitive factor which may be determinative, particularly for smaller banks. Management believes that JHA's results and the size of its customer base indicate that JHA generally compares favorably in the competitive factors. However, the in-house banking software industry contains several such companies, based upon the size of their respective customer bases. Over half of the most successful competitors utilize IBM hardware.

PRODUCTS AND SERVICES -- JHA's business and operations include three major categories which are software and installation, maintenance/support and hardware. Software includes the development and licensing of applications software systems and the conversion, installation and customization services required for the customer's installation of the systems. Maintenance/support consists of the ongoing services to assist the customer in operating the systems and to modify and update the software to meet changes in banking. Hardware relates to the sale (often referred to as remarketing) of both the computer equipment and the equipment maintenance on which the JHA software systems operate. Also, included in hardware is the resale of forms and supplies during the last three years. The following table illustrates the significance of each of these three areas, expressed as a percentage of total revenues:


                                                      Year Ended June 30,

                                                    1997         1996        1995

 Software licensing and installation                 28%          27%         33%

 Maintenance/support and services                    33%          33%         23%
 Hardware sales                                      39%          40%         44%

 Total Revenues                                     100%         100%        100%

JHA's primary banking software systems are CIF 20/20(TM) and the Silverlake System(R). CIF 20/20 is the latest version of a series of systems that has evolved from JHA's original system which was first installed in 1977. It is written using RPG/400 to take advantage of the relational data base features and functions of the IBM AS/400(TM). CIF/36, CIF/34 and CIF/32 are all predecessors of this software system, which ran on IBM System 36, 34 and 32 hardware. CIF 20/20 operates on IBM AS/400 and IBM System 36 hardware and is designed primarily for financial institutions with total assets ranging up to $300 million. The Silverlake System was developed (rather than having been migrated from equipment with other architecture) by JHA in 1986 and 1987 to take advantage of the relational data base characteristics of IBM System 38 and AS/400 hardware. It is designed generally for somewhat larger banks than CIF 20/20 and multi-bank groups ranging up to $10 billion in total assets. The computer equipment now being offered extends this system into the low end of the large bank arena, previously limited to "mainframe" computer systems. JHA is one of the few vendors that offers its customers truly native software products for use on the AS/400.

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

JHA devotes significant effort and expense to develop and continually upgrade and enhance its software. Upgrades and enhancement efforts are directed primarily through prioritized lists prepared by its national users organization and in response to changes in the banking environment. Bank regulation, by federal and state banking agencies, has a significant impact on JHA's software since JHA must maintain its systems in compliance with those regulations. JHA's research and development expenditures were $2,019,000, $2,047,000 and $1,264,000 in FY '97, '96 and '95, respectively. Portions of the expenditures are required to be capitalized when incurred and then amortized to expense in subsequent periods. Including the effect of this amortization, the amount of research and development costs charged to expense in those years is $2,045,000, $1,775,000 and $1,114,000, respectively.

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

JHA also provides data conversion and software installation services to assist its customers in implementing their JHA software system. JHA provides these services on an hourly or a fixed-fee basis, depending on the customers' preference. After a customer installation is complete, the customer is encouraged (but not required) to contract with JHA for software mainte-nance/support. These services, which are provided for an annual fee include updates of the software to meet regulatory requirements and telephone support to assist the customer in operating the system. JHA also offers maintenance services for hardware, providing customers who have contracted for this service with "one-call" system support covering hardware, system software and applications software. The hardware maintenance contract is between JHA and its customer. The actual hardware maintenance is performed by the hardware manufacturer under a contract between the manufacturer and JHA.

JHA also offers emergency facilities backup to its CIF 20/20 customers using its Bank Business Recovery Services ("BBRS"). This is a self-contained unit containing the computer equipment needed to provide bank data processing. It can be driven to a subscriber's location in the event their equipment is destroyed in a fire or natural disaster.



Silverlake System(R) is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc. AS/400(TM) is a trademark of International Business Machines Corporation.

Hardware manufacturers enter into marketing and other arrangements with software companies, such as JHA, because each depends upon the products of the other. These arrangements generally include financial incentives paid by the manufacturer to the software company. They may be structured as hardware commissions based upon hardware sold by the manufacturer in conjunction with the company's software or as a remarketer arrangement. A remarketer arrangement allows the software company to purchase hardware from the manufacturer at a discount and sell (remarket) it to customers along with the company's software. Remarketer arrangements usually require the software company to assume more of the marketing and customer contact responsibilities. The margin earned by a remarketer on hardware it sells is generally greater than the amounts received on commission arrangements. Only a minor portion of JHA s revenues are realized from commission arrangements. Remarketer arrangements are generally not exclusive. All of the major hardware manufacturers, except one, have more than one software company as remarketers of their hardware in the banking industry. Effective January 1, 1997, JHA renewed its industry remarketer (IR) agreement with IBM that has a two year term. The Company continues to operate under the IBM Business Partner marketing program.

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

MARKETING -- JHA markets its products throughout the United States using sales representatives who are employed by and work directly for JHA. The Company offers both Silverlake System, CIF 20/20 and its other ancillary products through the efforts of its company sales representatives.

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

The Company's backlog of business was $29,671,000 at June 30, 1997. Backlog at August 31, 1997 was $27,900,000.


                                OTHER INFORMATION

SUBSIDIARIES
From July 1, 1994 through June 30, 1997, the Company has had the following subsidiaries and affiliates:

        Company             Effective Dates     Percent Ownership         Comments
 Jack Henry Interna-      July '86 - Present          100%          Markets USA products
 tional,      Ltd.                                                  outside the U.S.

 Silverlake System       June '89 - March '96          25%          Marketed, installed,
   Sdn Bhd                                                          and supported the
                                                                    Asian Pacific Ver-
                                                                    sion of Silverlake
                                                                    System

 BankVision Software,    August '93 - Present         100%          Markets banking
 Ltd.                                                               products outside the
                                                                    U.S.
 CommLink Corp.           July '94 - Present          100%          Markets ATM
                                                                    switching products
                                                                    and services

 Liberty Software,        June '95 - June '96         100%          Marketed Liberty
 Inc.                                                               system throughout
                                                                    the U.S.
  Central                 September  95 - June        100%          Marketed ATM
    Interchange, Inc.              96                               switching products
                                                                    and services

 Liberty Banking         September  96 - June         100%          Marketed service
   Services, Inc.                  97                               bureau in Rocky
                                                                    Mountain region

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

The Company paid a 50% stock dividend March 3, 1992, March 8, 1993, and March 13, 1997. It also paid a 33 1/3% stock dividend March 10, 1994. These combined with new shares issued under stock options exercised and shares issued to purchase businesses have increased the total number of shares of common stock outstanding to 18,753,044 as of August 12, 1997.

EMPLOYEES

As of August 1, 1997, the Company had 447 full-time employees. The Company's employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

The Company owns approximately 52 acres located in the town of Monett, MO on which it maintains four existing office buildings and a maintenance building.
It also owns a building in Houston, TX which houses its CommLink unit. The Company owns an office building in Angola, IN. Office space owned totals approximately 59,000 square feet. Leased office facilities in various cities in the United States totals approximately 47,000 square feet.

The Company owns four aircraft which are utilized for business purposes. Many of the Company's customers are located in communities which do not have easily accessible commercial airline service. The Company uses its airplanes in connection with installation, maintenance and sales of its systems. Transportation costs for installation and other customer services are billed to the Company's customers. The Company leases property, which includes real estate, a hangar, and related facilities at the Monett, MO municipal airport. In addition, JHA leases a smaller plane for shorter flights and fewer passengers.


ITEM 3.     LEGAL PROCEEDINGS

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ - National Market System under the symbol JKHY. The following table shows the reported closing sales prices for the common stock during the last two fiscal years. Prices and cash dividends have been adjusted for stock dividends as appropriate.

                                    FISCAL 1997
                                                       HIGH           LOW

                                   First Quarter      $24.08         $16.67
                                   Second Quarter      27.83          20.25
                                   Third Quarter       27.17          20.63
                                   Fourth Quarter      24.75          17.50

                                    Fiscal 1996


                                   First Quarter      $13.83         $ 9.50
                                   Second Quarter      17.00          12.67
                                   Third Quarter       17.17          13.58
                                   Fourth Quarter      23.17          16.25

A cash dividend of $.0333 per share was paid September 23, 1994 and December 15, 1994. Cash dividends of $.0383 per share were paid March 15, 1995, May 26, 1995, September 22, 1995 and December 12, 1995. Cash dividends of $.0467 per share were paid March 14, 1996, May 29, 1996, September 24, 1996 and December 10, 1996. A cash dividend of $.053 was paid March 13, 1997 and $.055 was paid May 28, 1997. Further, a cash dividend of $.055 per share was declared on August 26, 1997, payable September 23, 1997 to stockholders of record on September 8, 1997.

The Company established a practice of paying quarterly dividends at the end of FY 1990. Payment of dividends will continue to be at the discretion of the Board of Directors and will depend, among other factors, upon the earnings, capital requirements, and operating and financial condition of the Company. The Company does not foresee any changes in its dividend practices in the immediate future.

As of August 20, 1997, there were 5,389 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $24.625 per share.


ITEM 6. SELECTED FINANCIAL DATA

                         Selected Financial Information
                  (In Thousands, Except Per Share Information)

                                                     YEAR ENDED JUNE 30,
 INCOME STATEMENT DATA                  1997       1996      1995      1994      1993

 Gross revenue (1)                   $82,600    $67,558   $46,124  $38,390    $32,589

 Income from continuing opera-       $15,755    $12,268   $ 7,978  $ 6,259    $ 5,272
 tions
 Income (loss) from discontinued
 operations (net of applicable
 income taxes) (2)                    $ (450)   $(2,620)        -        -    $   101

 Extraordinary income from
 Unisys settlement                         -          -         -        -    $   886
  Net income                          $15,305    $ 9,648   $ 7,978 $ 6,259    $ 6,259

 Income (loss) per share (3):

   Continuing operations             $   .83    $   .65   $   .44  $   .35    $   .30

   Discontinued operations           $  (.03)   $  (.14)        -        -    $   .01
   Extraordinary income                    -          -         -        -    $   .05

   Net income                        $   .80   $    .51   $   .44   $  .35    $   .36

 Dividends declared per share        $   .20   $    .17   $   .15   $  .13    $   .11


                                                      JUNE 30,


 BALANCE SHEET DATA                   1997       1996      1995      1994      1993

 Working capital                     $15,490   $  6,895   $ (666)  $11,181    $ 7,394
 Total assets                        $82,069    $60,401   $58,721  $38,347    $29,908

 Long-term debt                            -          -         -        -          -

 Stockholders' equity                $52,782    $37,418   $29,484  $23,650    $17,639

Notes:

(1) Gross revenue includes software licensing and installation revenues; support revenues; and hardware sales; less sales returns and allowances.

(2) Income and losses from any discontinued operations is reported as such from the appropriate date in each respective case.

(3) Per share data have been adjusted to reflect the 50% stock dividends paid in prior years.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Introduction - All of the revenues (and costs and expenses) in the statement of operations relate to JHA's continuing operations, i.e., the installation and support of banking software systems that JHA developed and the marketing of the JHA software along with computer hardware manufactured by others to provide a complete data processing system for in-house or outsourced operations in finan-cial institutions.

Total revenues, presented in the statement of operations, include software licensing and installation revenues; maintenance/support and services revenues; and hardware sales and commissions which includes revenues from the sale of forms and supplies.

Business operations for FY '97 and '96 continues to reflect JHA's success in its market niche. JHA s approach of expanding its product and service offerings to provide a top quality, comprehensive data processing installation for its customers helps to drive their success. Results of operations for JHA's banking system business in each of the last two fiscal years are discussed separately below.

FY '97


REVENUE - The Company continued great strides forward with each major component of revenue contributing to the record $82,600,000, - a 22% increase.
Increased demand for the Company s flagship products continued to be a driving force in the revenue growth. Other significant growth contributors were electronic transaction fees, service bureau and customer support fees - all increasing at similar levels.

COST OF SALES - Cost of sales increased 22%, equaling the rate of revenue growth. Cost of hardware increased 26% while cost of services only increased 18%.

GROSS PROFIT - Gross profit increased 22%, consistent with the revenue increase. This change helped to keep the gross margin at 50%, the same level as last year.

OPERATING EXPENSES - The 17% increase in operating expenses was favorable when compared to the revenue and gross profit increase. The selling and marketing increase (21%) was directly related to the increase in revenues.

OTHER INCOME - Other income rose 27% over last year, primarily due to the increased amount of invested funds throughout the current year than during last year.

DISCONTINUED OPERATIONS - The Company incurred a $450,000 loss from discontinued operations, down significantly from last year. Due to a planned sale not closing, the Company is further evaluating its options regarding BankVision.



FY '96

REVENUE - Total revenues which set another new record were $67,558,000, up 46% over last year. Each major component of revenue increased significantly above the previous year's mark. The Company has had six consecutive years of each revenue component increasing and establishing new record levels.

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

COST OF SALES - Cost of sales increased 46%, consistent with the revenue increase. Each major component had an increase with the most significant increase occurring in cost of services. Acquisitions during the last 13 months contributed $6,800,000 to the cost of services increase.

GROSS PROFIT - Overall gross profit increased 47%, in line with the increase in total revenues. Further, the gross margin percentage was at 50%, unchanged from last year's rate.

OPERATING EXPENSES - The 30% increase in operating expenses was quite low compared to the 47% increase in gross profit. This strongly supports the Company's ability to leverage more profit to the bottom line as it continues growing. Selling and marketing costs experienced the largest increase. This increase in spending is directly related to the increase in revenues and the resulting gross profit.

OTHER INCOME - The overall level of other income is down from last year due primarily to lower levels of invested funds during the current year and higher cash outlays for acquisitions.





                               FINANCIAL CONDITION


Liquidity - JHA's liquidity position (cash plus short-term investments minus working capital borrowings) at June 30, 1997 increased significantly from last year. The total was $13,867,000 versus $8,080,000 last year. The Company generated significantly higher cash flows from operations, but the additional outlays for capital expenditures (some of which resulted from acquisitions) and dividends held liquidity growth to its current level. Working capital more than doubled from $6,895,000 last year to $15,490,000 in the current year.

The Company believes its liquid assets on hand and those generated from operations are sufficient to meet its cash requirements for FY '98. Cash and investments are expected to increase during the first quarter of FY '98 as the annual software maintenance billings in trade receivables at June 30, 1997 are collected. The Company expects to utilize its $4,000,000 credit line minimally during the next fiscal year.

Capital Requirements and Resources - JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures of $10,313,000 were made for expansion of facilities and additional equipment to provide for the Company's current and future growth. The most significant individual outlays were for upgrades and additions to the corporate aircraft. The Company has no long-term debt and anticipates capital expenditures could approach $6,000,000 during the next fiscal year. These will be funded from funds generated by operations.

Subsequent to June 30, 1997, the Company's Board of Directors declared a cash dividend of $.055 per share on its common stock payable on September 23, 1997 to stockholders of record as of September 8, 1997. Current funds from operations should be adequate for this purpose. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements


Independent Auditors'Report..............................................12

Independent Accountants'Report...........................................13

Financial Statements:

           Consolidated Statements of Income,
           Years Ended June 30, 1997, 1996 and 1995......................14

           Consolidated Balance Sheets,
           June 30, 1997 and 1996........................................15

           Consolidated Statements of Changes in Stockholders' Equity,
           Years Ended June 30, 1997, 1996 and 1995......................16

           Consolidated Statements of Cash Flows,
           Years Ended June 30, 1997, 1996 and 1995......................17

           Notes to Consolidated Financial Statements....................18

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
   Jack Henry & Associates, Inc.:


We have audited the accompanying consolidated balance sheet of Jack Henry & Associates, Inc. and its subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP




August 15, 1997
St Louis, Missouri





                         Independent Accountants  Report


Board of Directors
Jack Henry & Associates, Inc.
Monett, Missouri


We have audited the accompanying consolidated balance sheet of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996, and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




                              Baird Kurtz & Dobson


August 22, 1996
Joplin, Missouri



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                                YEAR ENDED JUNE 30,
                                                            1997         1996     1995
REVENUES
  Software licensing & installation                       $ 22,955    $ 18,111   $ 15,063
  Maintenance/support & service                             27,433      22,595     10,458
  Hardware                                                  32,212      26,852     20,603
     Total                                                $ 82,600    $ 67,558   $ 46,124

COST OF SALES

  Cost of hardware                                        $ 22,397    $ 17,764   $ 15,181
  Cost of services                                          18,679      15,829      7,765
     Total                                                $ 41,076    $ 33,593   $ 22,946

GROSS PROFIT                                              $ 41,524    $ 33,965   $ 23,178

OPERATING EXPENSES
  Selling and marketing                                   $  9,162    $  7,573   $  5,395
  Research and development                                   2,045       1,775      1,114
  General and administrative                                 6,076       5,411      4,866
     Total                                                $ 17,283    $ 14,759   $ 11,375

OPERATING INCOME FROM CONTINUING OPERATIONS               $ 24,241    $ 19,206   $ 11,803
  Percent of total revenue                                   29.3%       28.4%     25.6%


OTHER INCOME
  Interest, net                                           $    660    $    541   $    746
  Other, net                                                   186         126         93
     Total                                                $    846    $    667   $    839
     INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                         $ 25,087    $ 19,873   $ 12,642

PROVISION FOR INCOME TAXES                                   9,332       7,605      4,664

INCOME FROM CONTINUING OPERATIONS                         $ 15,755    $ 12,268   $  7,978

LOSS FROM DISCONTINUED OPERATIONS                         $    450    $  2,620   $      -

NET INCOME                                                $ 15,305    $  9,648   $  7,978

Income from continuing operations per share               $    .83    $     .65  $    .44

Loss from discontinued operations per share               $    .03    $    .14         -


Net income per share                                      $    .80    $     .51  $    .44

Weighted average shares outstanding                         19,072      18,726    18,074

See notes to consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         JUNE 30,
ASSETS                                                              1997         1996
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 7,948      $ 4,952

   Investments                                                      5,919        3,128
   Trade receivables                                               22,703       15,990
   Income taxes receivable                                          1,982          889
   Prepaid expenses and other                                       4,177        3,187

       Total                                                      $42,729      $28,146

PROPERTY AND EQUIPMENT, net                                       $21,869      $13,612

OTHER ASSETS:
   Intangible assets, net of amortization                         $15,469      $16,805
   Computer software                                                1,226        1,375
   Other non-current assets                                           776          463


       Total                                                      $17,471      $18,643

       Total assets                                               $82,069      $60,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $ 2,911      $ 2,238
   Accrued expenses                                                 3,648        2,945
   Deferred revenues                                               20,680       16,068

       Total                                                      $27,239      $21,251


DEFERRED INCOME TAXES                                               2,048        1,732
       Total liabilities                                          $29,287      $22,983

STOCKHOLDERS' EQUITY:
   Preferred stock; $1 par value; 500,000 shares authorized;
      none issued                                                       -            -
   Common stock; $.01 par value; 30,000,000 shares authorized;
     shares issued 1997 - 18,532,719; 1996 - 11,867,593               185          119
   Less treasury shares; 1997 - 15,410                               (293)           -
   Additional paid-in capital                                      14,744       10,711
   Retained earnings                                               38,146       26,588

       Total stockholders' equity                                 $52,782      $37,418

       Total liabilities and stockholders' equity                 $82,069      $60,401

See notes to consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                                                            YEAR ENDED JUNE 30,
                                                      1997           1996         1995
PREFERRED SHARES (500,000 AUTHORIZED):                      -             -           -
COMMON SHARES (30,000,000 AUTHORIZED):
   Shares, beginning of year                       11,867,593    11,732,028    11,674,404
   Shares issued upon exercise of stock options       618,750       133,242        57,624
   Shares issued for Employee Stock Purchase            1,659         2,323            -
    Plan

   Shares issued for acquisitions                      56,144             -            -
   Stock dividend                                   5,988,573             -            -
                                                   18,532,719    11,867,593   11,732,028
   Less: Held in treasury                             (15,410)            -            -

       Shares, end of year                         18,517,309    11,867,593   11,732,028
COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year                         $   119       $   117   $     117
   Shares issued upon exercise of stock options             5             2           -
   Shares issued for acquisitions                           1             -           -
   Stock dividend                                          60             -           -

       Balance, end of year                           $   185       $   119     $   117

ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year                         $10,711       $ 9,425     $ 9,099
   Shares issued upon exercise of stock options         2,788           (37)        244
   Shares issued due to Employee Stock Purchase            42            63           -
    Plan
   Shares issued for acquisitions                        (306)            -           -
   Stock dividend                                         (60)            -           -
   Sale of treasury stock                                (451)            -           -
   Tax benefit on exercise of options                   2,020         1,260          82

       Balance, end of year                           $14,744      $ 10,711     $ 9,425
TREASURY STOCK:
   Balance, beginning of year                         $     -       $     -     $     -

   Purchases of treasury stock                         (7,469)       (1,604)          -
   Sales of treasury stock                              6,871         1,604           -
   Shares issued for acquisitions                         305             -           -

       Balance, end of year                           $  (293)      $     -     $     -

RETAINED EARNINGS:
   Balance, beginning of year                         $26,588       $19,942     $14,478
   Retained deficit of acquired business                 (116)            -           -
   Net income                                          15,305         9,648       7,978
   Dividends paid (1997 - $.28; 1996 - $.26 per
   share; 1995 - $.22 per share)                       (3,631)       (3,002)     (2,514)
       Balance, end of year                           $38,146       $26,588     $19,942


TOTAL STOCKHOLDERS' EQUITY                            $52,782       $37,418     $29,484

See notes to consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                          YEAR ENDED JUNE 30,
                                                     1997       1996      1995
CASH FLOWS - OPERATING ACTIVITIES:
   Cash received from customers                   $ 80,673    $ 68,726  $44,102
   Cash paid to suppliers and employees            (53,922)    (47,637) (30,683)
   Interest received                                   755         619      823
   Income taxes paid, net                           (7,875)     (6,637)  (4,613)
   Other, net                                         (151)       (400)      28

      Net cash provided by continuing operating
        activities                                $ 19,480    $ 14,671  $ 9,657

CASH FLOWS FROM DISCONTINUED OPERATIONS           $   (819)   $   (151) $     -


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property & equipment     $     13    $     15   $   40
   Capital expenditures                            (10,313)     (5,017)  (2,647)
   Purchases of investments                         (5,887)     (2,057)  (4,154)
   Proceeds from sales of investments                3,002       4,500    9,233
   Purchases of customer contracts                     (33)     (6,767)  (5,349)
   Computer software development                      (191)       (441)    (241)
   Advances to affiliates                                -           -      (15)
   Business acquisition, net of cash acquired         (282)          -   (2,773)
Net cash used in investing activities           $(13,691)   $ (9,767) $(5,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable            $   (129)          -        -
   Proceeds from issuance of common stock
   upon exercise of stock options                    1,532       1,382      244
   Dividends paid                                   (3,631)     (3,002)  (2,514)
   Purchases of treasury stock                      (5,392)     (1,604)        -
Proceeds from sales of treasury stock             5,646           -         -

   Net cash used in financing activities          $ (1,974)   $ (3,224) $(2,270)

NET INCREASE IN CASH AND CASH EQUIVALENTS         $  2,996    $  1,529  $ 1,481

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         4,952       3,423    1,942

CASH AND CASH EQUIVALENTS, END OF YEAR            $  7,948    $  4,952  $ 3,423

See notes to consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system.

CONSOLIDATION
The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries: Jack Henry International, Ltd., BankVision Software, Ltd. and CommLink Corp. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION
The Company's various sources of revenue and the methods of revenue recognition are as follows:

     SOFTWARE LICENSING FEES - Initial licensing fees are recognized upon delivery of the unmodified software. Monthly software usage charges are recognized ratably over the contract period.
     SOFTWARE INSTALLATION AND RELATED SERVICES - Fees for these services are recognized as the services are performed on hourly contracts and at completion on fixed-fee contracts.
     PRODUCT MAINTENANCE/SUPPORT FEES - Fees from these contracts are recognized ratably over the life of the contract.
     HARDWARE - Revenues from sales of hardware and IBM system software are recognized upon shipment by the supplier. Hardware maintenance revenues are also included. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales.

DEFERRED REVENUES

Deferred revenues consist primarily of prepaid annual software and hardware maintenance fees. Nonrefundable software and hardware deposits and payments received prior to delivery are reflected as deferred revenues.

COMPUTER SOFTWARE DEVELOPMENT

The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which customer installations begin. The capitalized costs, which include salaries and related expenses, equipment/facility costs and other direct expenses, are amortized to expense on a straight line basis over the estimated product life (generally five years).

INCOME PER SHARE

Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per share to the extent they are dilutive.


The Company paid a 50% stock dividend March 13, 1997. The number of weighted average shares outstanding and per share data were retroactively restated for this stock dividend.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

The Company invests its excess cash in U.S. government securities and money market accounts.

Debt securities for which the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. Interest on investments in debt securities is included in income when earned.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS

Intangible assets consist primarily of excess purchase price over the fair value of net assets acquired, software maintenance/support contracts and marketing agreements acquired in business acquisitions. The amounts are amortized over an estimated economic benefit period, generally five to fifteen years.

The excess of purchase price over the net assets of entities acquired is amortized using the straight-line method over periods of up to 15 years from acquisition date.

INCOME TAXES

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

NOTE 2:  INVESTMENTS

The amortized cost and approximate fair values of held-to-maturity securities at June 30, 1997 and 1996 are as follows:

                                                          (In thousands)

                                         Amortized      Gross        Gross     Approximate
       1997:                               Cost       Unrealized   Unrealized      Fair
                                                        Gains        Losses        Value
       U.S. treasury notes                 $5,808       $    5       $    -       $5,813
       Accrued interest                       111            -            -          111
           Total                           $5,919       $    5       $    -       $5,924

       1996:

       U.S. treasury notes                $ 3,047       $    2       $  (25)     $ 3,024
       Accrued interest                   $    81       $    -       $    -      $    81
           Total                          $ 3,128       $    2       $  (25)     $ 3,105






NOTE 3:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for held-to-maturity securities are based on quoted market prices (See Note 2). For all other financial instruments, including amounts receivable and payable, fair values approximate carrying value.

NOTE 4:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
                                     June 30,           Estimated
                                 1997          1996    useful life
                                       (In thousands)
Land                          $   434        $  434
Land Improvements                 519           316     5-20 years
Buildings                       3,735         2,265    25-30 years
Equipment and furniture        14,580        10,263      5-8 years
Aircraft                       10,472         6,215     8-10 years
                              $29,740       $19,493
Less accumulated depreciation   7,871         5,881
                              $21,869       $13,612

NOTE 5:  OTHER ASSETS


Following is an analysis of intangible assets:

                                                                  Year ended June 30,
                                                                  1997          1996
                                                                     (In thousands)
Balance, beginning of year                                      $16,805        $17,790
Excess purchase price over net assets acquired                      318          1,869
Writeoff of BankVision goodwill                                       -         (1,142)
Amortization                                                     (1,654)        (1,712)
Balance, end of year                                            $15,469        $16,805

Computer software includes the unamortized costs of software products developed by the Company which were required to be capitalized by generally accepted accounting principles. The costs are amortized over an estimated economic benefit period, generally five years. Following is an analysis of the computer software costs:

                                                                    Year ended June 30,
                                                                   1997          1996
                                                                    (In thousands)
Balance, beginning of year                                       $1,375         $1,740
Costs of software development capitalized                           191            441
Cost of software written off - BankVision                             -           (461)
Amortization                                                       (340)          (345)

Balance, end of year                                             $1,226         $1,375
/TABLE

NOTE 6:  LINES OF CREDIT

The Company has a line of credit with First State Bank of Purdy at June 30, 1997 for $4 million as described below. It also had lines of credit with the same bank at June 30, 1996 totaling $2.2 million. There were no amounts outstanding under the lines at June 30, 1997 or 1996. Utilization of the lines was minimal during each of the last three fiscal years.

The line of credit is payable upon demand or March 31, 1998, and is secured by $1 million of investments with the remainder unsecured. Borrowings under the line bear interest at a floating prime rate, 8.5% at June 30, 1997.



NOTE 7: INCOME TAXES


The provision for income taxes (benefit) on income from continuing operations consists of the following:


                                                        Year ended June 30,
                                                 1997            1996            1995
                                                         (In thousands)
Current:
   Federal                                     $8,184            $6,588          $3,936
   State                                          832               593             418
   Foreign                                          -                 -             (60)
Deferred:

   Federal                                        291               374             335
   State                                           25                50              35
                                               $9,332            $7,605          $4,664

Effective tax rate                                37%               38%             37%

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                 Year ended June 30,
                                                 1997           1996
                                                  (In thousands)

Deferred tax assets:
  Carryforward (operating loss, capital
   loss, credits, etc.)                       $   126            226
  Other, net                                      437            290
                                              $   563        $   516
Deferred tax liabilities:
  Excess tax depreciation                      (2,207)        (1,500)
  Excess tax amortization                        (404)          (748)
                                               (2,611)        (2,248)

Net deferred tax liability                    $(2,048)       $(1,732)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                        Year ended June 30,
                                                 1997            1996            1995
Computed "expected" tax expense
  (benefit)                                      35%              35%            34%
Increase (reduction) in taxes resulting
  from:
    State income taxes, net of federal
     income tax benefits                          3%               3%             2%
Research & Development Credit                    (1%)              -              -
Nondeductible excess purchase price               -                1%             1%
Other                                             -               (1%)            -
                                                 37%              38%            37%


The Company has available at June 30, 1997, unused operating loss carryforwards of $719,000 which expire between 2007 and 2010. There are also capital loss carryforwards of $331,000 which expire in 1999.



NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS


The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Adequate reserves (which are insignificant) are maintained for potential credit losses.

In addition, the Company purchases most of its computer equipment (hardware) for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials.


NOTE 9:  STOCK OPTION PLANS


The Company has two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

The 1996 SOP was adopted by the Company October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms of the options are determined by the Compensation Committee of the Board of Directors when granted. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value at the grant date. The options terminate upon termination of employment, three months after retirement, one year after death or ten years after grant.

The NSOP was adopted by the Company on October 31, 1995 for its outside directors. Options are exercisable in four equal annual installments beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 300,000 shares of common stock have been reserved for issuance under this plan with a maximum of 75,000 for each director.

A summary of the activity of all of the Company's stock option plans is:

                                                  Year ended June 30,
                                            1997      1996           1995
Options outstanding, beginning of
  year:                                  1,352,612   1,027,278      856,164
  Options issued                            64,500     530,500      230,000
Options exercised                         (679,125)   (205,166)     (58,886)
Options terminated                         (18,750)          -            -
Increase in options outstanding due
 to 50% stock dividend                     676,304           -            -

Options outstanding, end of year:        1,395,541   1,352,612    1,027,278

Currently exercisable                    1,358,042     975,611      853,278


Range of exercise price for                 $ 1.25    $ 1.875      $ 1.875
options outstanding
                                         to $27.00  to $26.875    to $13.20


Range of exercise price for                 $ 1.25     $ 1.25        $ 3.50
options exercised
                                         to $17.917  to $9.75      to $3.97

As permitted under SFAS 123, the Company has elected to continue to follow APB 25 in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards, Since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model.


The Company s pro forma information for continuing operations follows:

                                                   1997       1996

 Net income                     As reported      $ 15,755   $ 12,268

                                Pro forma        $ 15,524   $ 10,382

 Primary income per share       As reported      $    .83   $    .65
                                Pro forma        $    .81   $    .55


Assumptions
 Expected life (years)                               2.16       2.16

 Volatility                                            40%        40%

 Risk free interest rate                              6.1%       5.9%
 Dividend yield                                        .7%        .7%


   Range of Exercise   Shares                Weighted-Average       Weighted-Average
        Prices                               Remaining              Exercise Price
                                             Contractual Life

 OPTIONS OUTSTANDING:
       $ 1 to  6         327,269             5.0 years              $ 3.48

         7 to 12         335,547             7.6                      7.28

        13 to 18         668,225             8.5                     15.40
        19 to 24          42,000             9.3                     20.80

        25 to 30          22,500             9.3                     27.00

       $ 1 to 30       1,395,541             7.5                    $11.00


 OPTIONS EXERCISABLE:

       $ 1 to 6          327,269                                    $ 3.48

        7 to 12          320,548                                      7.21

       13 to 18          668,225                                     15.40
       19 to 24           19,500                                     19.22

       25 to 30           22,500                                     27.00

       $ 1 to 30       1,358,042             N/A                    $10.84


 OPTIONS CANCELED:

   FYE 1996

       $ 7 to 12           3,750             N/A                    $9.75


   FYE 1997

       $13 to 18          15,000             N/A                    $17.92







NOTE 10: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

401(k) Employee Stock Ownership Plan - The Company has a 401(k) Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company has the option of making a discretionary contribution to the Plan, however, none have been made for any of the three most recent fiscal years. The total expense related to the plan was $617,000, $549,000, and $441,000 for 1997, 1996, and 1995, respectively.

NOTE 11:  RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH
                       PROVIDED BY CONTINUING OPERATING ACTIVITIES

A reconciliation of income from continuing operations to net cash provided by continuing operating activities is as follows:

                                                        Year ended June 30,
                                                      1997       1996      1995
                                                                 (In thousands)
Income from continuing operations                  $15,755    $12,268      $7,978
  Adjustments to reconcile income from
  continuing operations to net cash provided by
  operating activities:
    Depreciation and amortization                    4,071      3,562       2,077
    Provision for deferred income taxes                316        424         370
    (Gain)loss on sale of fixed assets                  (4)         3           1

    Realized gains on investments                        -          -         (24)
    Other, net                                          91         81          78
(Increase) decrease in assets:
    Trade receivables                               (5,759)       760      (2,617)
    Prepaid expenses and other                        (987)    (1,424)       (248)

Increase (decrease) in liabilities:
    Accounts payable                                   601     (2,903)      1,757
    Accrued expenses                                   523      1,825         139
    Income taxes                                        38       (843)       (401)
    Deferred revenues                                4,603        918         547
     Total adjustments                             $ 3,493     $2,403     $ 1,679
     Net cash provided by continuing operating     $19,248    $14,671      $9,657
      activities


NOTE 12:  DISCONTINUED OPERATIONS


In the last quarter of 1996, the Company decided to discontinue the operations of its BankVision Software, Ltd. subsidiary (BankVision) which it planned to sell by December 31, 1996. The estimated loss on disposal recorded in 1996 consisted of the following:

Estimated loss on sale, net of applicable income tax benefit        $2,390,000
Operating losses from April 1, 1996 through June 30, 1996, net of
income tax benefit of $78,000                                       $  130,000
Estimated operating losses from July 1, 1996 to anticipated dispos-
al date, net of income tax benefit of $38,000                       $  100,000
                                                                    $2,620,000

The planned sale of BankVision was not concluded as of June 30, 1997. Thus, additional losses of $450,000 were reported for the discontinued BankVision unit for the year then ended. The Company is pursuing its alternatives regarding BankVision and plans to have a satisfactory resolution before June 30, 1998.



NOTE 13:  BUSINESS ACQUISITIONS

The Company acquired all the outstanding shares of Liberty Banking Services, Inc. on September 1, 1996 for $2,000,000 in Company stock. The transaction was accounted for as a pooling of interests.

The Company purchased the remaining shares in Central Interchange, Inc. that it didn't already own (81%) on September 1, 1995 for $250,000 in stock. This and subsequent transactions noted below were accounted for using the purchase method of accounting.

On June 30, 1995, the Company acquired all the outstanding shares of Liberty Software, Inc. common stock and customer contracts for $12,000,000 cash.

Effective July 1, 1994, the Company acquired all of the outstanding stock of CommLink Corp. The initial consideration paid to CommLink's stockholders was $2,526,000 in cash. Additional payments were made over the subsequent two years, based on CommLink's results.


The consolidated operations of the Company include the operations of the acquirees from their acquisition dates for acquisitions accounted for as purchases and from the beginning of the year for the acquisition accounted for as a pooling of interests. Prior year financial statements have not been restated for the effect of the pooling transaction because of the insignificance of the related amounts. Unaudited Pro Forma consolidated operations assuming these acquisitions were made at the beginning of the year are shown below:

                                               1997         1996        1995
                                                         (In thou-
                                                           sands)
Net revenues                                  $82,777     $67,661      $67,455
Income from continuing operations             $15,770     $12,262      $ 8,173
Loss from discontinued operations             $   450     $ 2,620      $     -
Net income                                    $15,320     $ 9,642      $ 8,173
Income from continuing operations per share  $   .83     $   .65       $   .45
Net income per share                         $   .80     $   .51       $   .45

The Pro Forma results are not necessarily indicative of what would have occurred had the acquisitions been on these dates, nor are they necessarily indicative of future operations. Pro Forma data reflect the adjusted amortized excess purchase price over net assets acquired. No adjustments were made to reflect the combined impact of operations on income tax expense of the separate companies.


NOTE 14: SUBSEQUENT EVENT

On July 10, 1997, the Company acquired G.G. Pulley & Associates, Inc., a New Mexico corporation ("Pulley"), through a Merger Agreement effective July 1, 1997 (the "Merger"). Pulley is a privately owned company engaged in the business of writing and selling item processing software, reselling item processing hardware (reader/sorters) and providing related services to community banks. Pursuant to the Merger, all outstanding shares of the capital stock of Pulley were converted into shares of JHA common stock. A total of 222, 469 shares of common stock of JHA were issued in the Merger and were valued at $22.475 per share, which represents the average of the closing bid and ask prices for JHA common stock for the five trading days ending June 23, 1997. Based upon that valuation, the aggregate value of the JHA common stock received by Pulley shareholders was approximately $5,000,000. This transaction will be accounted for as a pooling of interests.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 31, 1997, the audit committee of the Board of Directors recommended that the Company consider engaging a larger accounting firm as independent public accountants for the fiscal year ended June 30, 1997. A letter formally dismissing the Company s prior independent public accountants (Baird, Kurtz & Dobson) was sent March 10, 1997. On May 5, 1997, the Company engaged Deloitte & Touche LLP to serve as its independent public accountants.

Baird, Kurtz & Dobson s report on the financial statements of the Company for the fiscal years ending June 30, 1995 and June 30, 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended June 30, 1996 and the subsequent interim period preceding its dismissal, there were no disagreements with Baird, Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Baird, Kurtz & Dobson would have caused that firm to make reference in connection with its report to the event or subject matter of the disagreement.



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

See the information under the captions "Stock Ownership of Certain Stockholders" and "Election of Directors" in the Company's Proxy Statement which is incorporated herein by reference.*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

  (1)  Financial Statements:

The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Accountants thereon appear under
Item 8 of this Report:

  -  Independent Accountants' Report.
  - Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995
  -  Consolidated Balance Sheets as of June 30, 1997 and 1996.
  - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.
  - Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.
  -  Notes to Consolidated Financial Statements.

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

  (3)  List of Exhibits

     (3)  Articles of Incorporation and Bylaws

          Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

         3.1 Certificate of Incorporation attached as Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed November 17, 1985.
         3.2 Certificate of Amendment of Certificate of Incorporation attached as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1987.
         3.3 Certificate of Amendment of Certificate of Incorporation attached as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1993.
         3.4 Amended and Restated Bylaws attached as Exhibit A to the Company's Quarterly Report on Form 10-Q for the Quarter ended
         March 31, 1996.
         3.5 Certificate of Amendment of Certificate of Incorporation (attached hereto).

     (10) Material Contracts

          Except as otherwise noted, the following material contracts are incorporated herein by reference as Exhibits hereto pursuant to Rule 12b-32:

          10.1 The Company's 1987 Stock Option Plan, as amended as of October 27, 1992 attached as Exhibit 19.1 to the Company's Quarterly
          Report on Form 10-Q for the Quarter ended September 30, 1992.
          10.2 The Company's Non-Qualified Stock Option Plan, as amended as of October 26, 1993, attached as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993.
          10.3  The Company's 1995 Non-Qualified Stock Option Plan, attached as
          Exhibit 10.3 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1996.
          10.4  IBM Remarketer Agreement dated May 21, 1992, attached as Exhibit
          10.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1992.
          10.5 Purchase Agreement for CommLink Corp. dated July 27, 1994, the CommLink Stock Purchase Option dated February 28, 1992 and the Option Modification dated October 14, 1993, all attached as Exhibit 2 to the Company's Current Report on Form 8-K dated July 27, 1994.
          10.6  Stock Purchase Agreement for Liberty Software, Inc.
          dated June 30, 1995, attached as Exhibit 2 to the Company's Current Report on Form 8-K dated June 30, 1995.
          10.7 Marketing Agreement and Master Agreement, each dated June 30, 1995 between the Company and Broadway & Seymour, Inc., attached as
          Exhibit 10 to the Company's Current Report on Form 8-K dated June 30, 1995.
          10.8 Form of Indemnity Agreement which has been entered into as of August 27, 1996 between the Company and each of its Directors, attached as Exhibit 10.8 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1996.
          10.9  The Company s 1996 Stock Option Plan (attached hereto).

  (21)    Subsidiaries of the Registrant

          A list of the Company's subsidiaries is attached hereto as Exhibit 21.

  (23)    Consents of Experts and Counsel

          Consents of Independent Accountants are attached hereto as Exhibit 23A and 23B.

(b)  Reports on Form 8-K:

          The following report on Form 8-K was filed during the last quarter of the period covered by this report: Change in Registrant's Accountant dated May 8, 1997.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of September, 1997.

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

SIGNATURE                          CAPACITY                DATE

/s/ Michael E. Henry               Chairman of the         September 26, 1997
Michael E. Henry                   Board and Chief
                                   Executive Officer


/s/ Michael R. Wallace             President, Chief        September 26, 1997
Michael R. Wallace                 Operating Officer
                                   and Director


/s/ John W. Henry                  Vice Chairman, Senior   September 26, 1997
John W. Henry                      Vice President and
                                    Director


/s/ Jerry D. Hall                  Executive Vice          September 26, 1997
Jerry D. Hall                      President and
                                   Director


/s/ Terry W. Thompson              Vice President,         September 26, 1997
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)



/s/ James J. Ellis                 Director                September 26, 1997
James J. Ellis


/s/ Burton O. George               Director                September 26, 1997
Burton O. George
/s/ George R. Curry                Director                September 26, 1997
George R. Curry

                                                        Exhibit 21




                          JACK HENRY & ASSOCIATES, INC.
                                MONETT, MO 65708



LIST OF SUBSIDIARIES AT 6/30/97


Jack Henry International, Ltd.
Monett, Missouri


BankVision Software, Ltd.
Monett, Missouri


CommLink Corp.
Houston, Texas

                                                         Exhibit 3.5

                                State of Delaware
                           Certificate of Amendment of
                          Certificate of Incorporation

First: That at a meeting of the Board of Directors of Jack Henry & Associates, Inc., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and requesting that the stockholders consider same. The resolution setting forth the proposed amendment is as follows:

RESOLVED, that the Certificate of Incorporation of this corporation be amended as follows:

Article Ten shall be deleted in its entirety and the following substituted in lieu thereof:



TENTH: The board of directors of the corporation is expressly authorized to make, alter or repeal the bylaws of the corporation. The bylaws of the corporation may also be adopted, altered, amended or repealed by the affirmative vote of the holders of two-thirds of the corporations stock entitled to vote.

New Articles Sixteen and Seventeen are hereby inserted as follows:


SIXTEENTH: Any action required or permitted to be taken by the stockholders of the corporation must be taken at an annual or special meeting of the stockholders and may not be taken by any consent in writing in lieu of a meeting of such stockholders.


SEVENTEENTH: The Board of Directors of the corporation, when evaluating any offer of another party to (I) purchase or exchange any securities or property for any outstanding equity securities of the corporation, (ii) merge or consolidate the corporation with another corporation, or (iii) purchase or otherwise acquire all or substantially all of the properties and assets of the corporation, shall, in connection with the exercise of its judgment in determining what is in the best interests of the corporation and its stockholders, give due consideration to all relevant factors, including without limitation: (a) not only the price or other consideration being offered in relation to the then current market price of the corporations outstanding shares of capital stock, but also the Board of Directors estimate of the future value of the corporation as an independent going concern and the unrealized value of its property and assets; (b) the financial and managerial resources and future
prospects of the other party; and   the possible social, legal, environmental
and economic effects of the transaction on the business of the corporation and its subsidiaries and on the employees, customers and creditors of the corporation and its subsidiaries and the effects on the communities in which the corporations offices are located. In evaluating any such offer on the basis of the foregoing factors, the directors shall be deemed to be performing their duly authorized duties and acting in good faith and in the best interests of the corporation within the meaning of Section 145 of the General Corporation Law of Delaware, as it may be amended from time to time.


Second: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

Third: That said amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.

Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.

In Witness Whereof, said Jack Henry & Associates, Inc. Has caused this certificate to be signed by Michael R. Wallace, its President, and Janet E. Gray, its Secretary, this 3rd day of December, 1996.
By: Michael R. Wallace, President
Attest: Janet E. Gray, Secretary




                                  Exhibit 10.9
JACK HENRY & ASSOCIATES, INC.
1996 STOCK OPTION PLAN

PURPOSES OF THE PLAN

This 1996 Stock Option Plan (the Plan) is intended to promote the interests of JACK HENRY & ASSOCIATES, INC. (JHA) by providing a method whereby those employees of JHA or its subsidiaries who are primarily responsible for the management, growth and financial success of JHA and its subsidiaries may be offered incentives and rewards which will encourage them to acquire a proprietary interest, or otherwise increase their proprietary interest in JHA and remain in the service and employ of JHA or its subsidiaries.

ADMINISTRATION OF THE PLAN

The Plan shall be administered by the Board of Directors (the Board) of JHA. The Board, however, may at any time appoint a committee (Committee) of two (2) or more non-employee directors and delegate to such Committee one or more of the administrative powers allocated to the Board under the provisions of the Plan, including (without limitation) the power to determine the person or persons to be granted options under the Plan, the number of shares to be covered by such options, whether such options are to be incentive stock options (Incentive Option) under Section 422A of the Internal Revenue Code of 1986, as amended (the
Code) or non-qualified options not intended to meet the requirements of Section 422A, and the time or times at which options are to be exercisable. Members of the Committee shall serve for such period of time as the Board may determine and shall be subject to removal by the Board at any time. The Board may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.

References to the Committee in various sections of the Plan shall be of no force or effect unless the Committee is at the time responsible for the administration of the section of the Plan which includes the reference to the Committee. The Board is authorized (subject to the provisions of the Plan) to establish such rules and regulations as it may deem appropriate for the proper administration of the Plan and to make such determinations under, and issue such interpretations of, the Plan and any outstanding options as it may deem necessary or advisable. Decisions of the Board or the Committee, as the case may be, shall be final and binding on all parties who have an interest in the Plan or any outstanding option.

All determinations made and other actions taken by the Board or Committee shall be made by the affirmative vote of a majority of the members of the Board or Committee, but any determination or action reduced to writing and signed by a majority of the members of the Board or Committee shall be fully as effective as if it had been made or taken by a majority vote at a meeting duly called and held.

ELIGIBILITY FOR OPTION GRANTS

The persons who shall be eligible to receive options pursuant to the Plan are such employees of JHA, any Subsidiary Corporation of JHA (Subsidiary Corporation) or any Affiliated Company of JHA, as hereinafter defined, including employees who are members of the Board of JHA, as the Board or Committee shall from time to time select. As used herein, the term Subsidiary Corporation shall be defined as set forth in Section 425(f) of the Code.

The Board or Committee shall have full authority to determine the number of shares to be covered by granted options, whether options are to be Incentive Options under Section 422A of the Code or non-qualified options not intended to meet the requirements of Section 422A, the time or times at which options are to be exercisable, and such other terms and conditions as may be applicable to such options.

STOCK SUBJECT TO THE PLAN

The stock issuable under the Plan shall be shares of JHA authorized but unissued or reacquired Common Stock par value $.01 (Common Stock). The aggregate number of shares which may be issued under the Plan shall not exceed One Million Five Hundred Thousand (1,500,000) shares. The total number of shares issuable under the Plan shall be subject to adjustment from time to time in accordance with subsection (c) below.

Should an option expire, be surrendered in whole or in part or terminate for any reason without being exercised, then the shares subject to the portion of the option expired, surrendered or not so exercised shall be available for subsequent option grants under the Plan; provided, however, shares subject to any option or portion thereof surrendered in accordance with Section 7 of the Plan shall not be available for subsequent option grants under the Plan.

In the event any change is made to the Common Stock issuable under the Plan (whether by reason of merger, consolidation, reorganization, recapitalization, or exchange of shares or by stock dividend, stock split, combination of shares, or other change in capital structure effected without receipt of consideration), then unless such change results in the termination of all outstanding options pursuant to the provisions of Section 7 of the Plan, such adjustments shall be made in the maximum number and/or class of shares issuable under the Plan and in the number, class of shares and/or the option price per share of the stock subject to each outstanding option as may be determined by the Board to be appropriate in order to prevent the dilution of benefits hereunder or under outstanding options.

TERMS AND CONDITIONS OF OPTIONS

Option Agreements. The granting of an option hereunder shall occur at the time the Board or Committee adopts a resolution granting an option pursuant to this Plan or at such later date as may be specified by the Board or the Committee in such resolution (the Grant Date). Options granted pursuant to the Plan shall be evidenced by instruments in such form and containing such terms and conditions as the Board shall from time to time authorize; provided, however, that each such instrument shall comply with and incorporate the terms and conditions specified in this Section 5.

Option Price
The option price per share shall be fixed by the Board or Committee, but in no event shall the option price per share be less than one hundred percent (100%) of the fair market value of a share of Common Stock on the date of the option grant.

The option price shall become immediately due upon exercise of the option and shall be payable in one of the alternative forms specified below:

  full payment by certified check payable to JHA;

  full payment in shares of Common Stock having a fair market value on the Exercise Date (as such term is defined below) equal to the option price; or

  any combination of certified check payable to JHA and/or shares of Common Stock valued at fair market value on the Exercise Date, equal in the aggregate to the option price.

For purposes of this subsection (2), the Exercise Date shall be the date on which written notice of the exercise of the option is delivered to JHA, together with payment of the option price for the purchased shares.

The fair market value of a share of Common Stock on any relevant date under subsections (1) and (2) above (and for all other valuation purposes under the Plan) shall be determined in accordance with the following provisions:

If the Common Stock is not at the time listed or admitted to trading on any stock exchange, but is traded in the over-the-counter market, the fair market value shall be the mean between the last reported bid price and the last reported asked price (or, if such information is available, the mean between the last reported high and low sales prices) of one share of Common Stock on the valuation date in the over-the-counter market, as such prices are reported by the National Association of Securities Dealers, Inc. through its NASDAQ system or any successor system. If there are no reported bid and asked prices or high and low sales prices reported on the valuation date, then the mean between the last reported bid price and last reported asked price (or, if such information is available, the mean between the last reported high and low sales prices) on the last date preceding the valuation date for which such quotations or prices existed shall be determinative of fair market value.

If the Common Stock is at the time listed or admitted to trading on any stock exchange, then the fair market value shall be the mean between the last reported high and low sales prices of one share of Common Stock on the valuation date on the stock exchange determined by the Board or Committee to be the primary market for the Common Stock, as such price is officially quoted on the composite tape of transactions on such exchange. If there is no reported sale of Common Stock on such exchange on the valuation date, then the fair market value shall be the mean between the last reported high and low sales prices on the exchange on the last date preceding the valuation date for which such quotations exist.

If the Common Stock at the time is neither listed nor admitted to trading on any stock exchange nor traded in the over-the-counter market, then the fair market value shall be determined by the Board after taking into account such factors as the Board shall deem appropriate, including valuations of the stock performed by independent appraisers selected by the Board.

Term and Exercise of Options. Each option granted under the Plan shall become exercisable at such time or times and upon fulfillment of such conditions as are determined by the Board and for such period of time thereafter and for such number of shares as shall be determined by the Board or Committee and set forth in the instrument evidencing such option. However, no option granted under the Plan shall have a term in excess of ten (10) years from the grant date.

Assignability. For the first six (6) months after the date of grant, no option granted under the Plan shall be transferable by the optionee other than by will or by the laws of descent and distribution. Following the first six (6) months after the date of grant, options may be transferred during the lifetime of an optionee, to any Permitted Transferee. Permitted Transferees shall include members of the immediate family of the optionee, any charity qualified under 501
(c) (3) of the Internal Revenue Code and any trust established for the benefit of the optionee or the optionees immediate family members. For this purpose, immediate family member shall mean the optionees spouse, children, step-children, grandchildren and step-grandchildren and any partnership, corporation, limited liability company or other entity, all the beneficial interests in which are held by the optionee or immediate family members. Permitted Transferees may only transfer options to other Permitted Transferees of the optionee. JHA may disregard any transfer of an option which has not been properly registered with JHA or its agents. In the event of a death of a Permitted Transferee who held options at death, such options shall thereafter be exercisable, as provided in subsection (f)(3), by such person(s) entitled to do so under the will of the Permitted Transferee, or by the legal representative of the Permitted Transferee.

Employment Status. For purposes of Section (f) of this Section 5, an optionee shall be deemed to be an employee of JHA if such optionee is employed by i) JHA;
ii) a Parent Corporation (as that term is defined in Section 425(e) of the Code) of JHA (Parent Corporation); iii) a Subsidiary Corporation of JHA; or iv) any corporation in which JHA directly or indirectly owns stock possessing at least twenty percent (20%) of the total combined voting power of all classes of stock:, or any partnership in which JHA directly or indirectly owns at least twenty percent (20%) of the capital interest or profits interest (Affiliated Company) (JHA and all such other companies are sometimes hereinafter referred to as the employer corporation); provided, however, that if an optionee is employed by an Affiliated Company, no shares of stock acquired by such optionee upon exercise of an Incentive Option will be eligible to qualify for tax treatment under Section 422A of the Code unless such optionee was employed by JHA, a Subsidiary Corporation or a Parent Corporation of JHA on the date such Incentive Option was granted and such optionee acquires such stock by exercising such Incentive Option not later than three (3) months from the date such optionee is last employed by JHA, a Subsidiary Corporation or a Parent Corporation of JHA.

Effect of Termination of Employment
In the event the employment of an employee to whom an option has been granted under the Plan shall be terminated other than by reason of permanent disability within the meaning of Section 22 (e) (3) of the Code, retirement pursuant to any retirement plan of any employer corporation, or by death, then any outstanding options granted to such employee under the Plan shall terminate and cease to be exercisable by the employee or any Permitted Transferee immediately upon the date of such termination of employment (but in any event not later than the termination date of the option). Options granted under the Plan shall not be affected by any change of duties or position so long as the optionee continues to be in the employ of JHA. The option agreements may contain such provisions as the Board shall approve with reference to the effect of approved leaves of absence.

If an employee holding an option which has not expired or terminated shall become permanently disabled within the meaning of Section 22(e) (3) of the Code, then the employee shall have a period of one (1) year from the date of cessation of employee status during which to exercise such option or options for the number of shares for which such option or options are exercisable on the date of cessation of employee status, but in no event shall such options be exercisable after the specified expiration date of the option term. Upon the expiration of such limited period of exercisability, or (if earlier) upon the expiration of the option term, the option shall terminate and cease to be exercisable.

If an employee holding an option which has not expired or terminated shall retire pursuant to any retirement plan of any employer corporation, then the employee shall have a period of three (3) months from the date of cessation of employee status during which to exercise such option or options for the number of shares for which such option or options are exercisable on the date of cessation of employment status, but in no event shall such options be exercisable after the specified expiration date of the option. Upon the expiration of such limited period of exercisability, or (if earlier) upon the expiration of the option term, the option shall terminate and cease to be exercisable.


If a person holding an option which has not expired or terminated shall die, then the estate of the decedent or the person or persons to whom his or her rights under the option were transferred by will or by the laws of descent and distribution shall have a period of one (1) year from the date of death during which to exercise such option or options for the number of shares as to which the decedent could have exercised such option at the time of his or her death, but in no event shall such options be exercisable after the specified expiration date of the option term. Any such exercise shall be effected by written notice to the Board from the persons entitled to exercise the option and the person or persons giving the same shall furnish to the Board such other documents or papers as the Board may reasonably require, including, without limitation, evidence of the authority of such person or persons to exercise the option and evidence satisfactory to the Board that any death taxes payable with respect to such shares have been paid or provided for. Upon the expiration of such limited period of exercisability, or (if earlier) upon the expiration of the option term, the option shall terminate and cease to be exercisable.

Stockholder Rights. An option holder shall have none of the rights of a stockholder with respect to any shares covered by the option until such individual shall have exercised the option, paid the option price and been issued a stock certificate for the purchased shares. Upon exercise of the option, payment of the option price and issuance of the stock certificate, the option holder shall have all of the rights of a stockholder with respect to such shares including voting and dividend rights, subject only to the provisions of this Plan and other instruments implementing the provisions hereof.

INCENTIVE OPTIONS.

The additional terms and conditions specified below shall be applicable to all Incentive Options granted under the Plan. Options which are specifically designated as non-qualified options when issued under the Plan shall not be subject to such additional terms and conditions.

Dollar Limitation. The aggregate fair market value (determined as of the respective date or dates of grant) of the Common Stock with respect to which Incentive Options granted under the Plan (or any other plan of JHA or its parent or subsidiary corporations) are exercisable for the first time by any optionee during any calendar year shall not exceed One Hundred Thousand Dollars ($100,000) or such greater amount as may be permitted under subsequent amendments to Section 422A of the Code.

Ten Percent (10%) Shareholder. If any employee to whom an Incentive Option is to be granted pursuant to the provisions of the Plan is on the date of grant the owner of stock (as determined under Section 425(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of JHA or any one of its Parent or Subsidiary Corporations, then the following special provisions shall be applicable to the Incentive Option granted to such individual:

The option price per share of the Common Stock subject to such Incentive Option shall not be less than one hundred ten percent (110%) of the fair market value of one share of Common Stock on the date of grant; and

No such Incentive Option shall have a term in excess of five (5) years from the date of grant.

Assignability. During the lifetime of the optionee, the Incentive Option shall be exercisable only by the optionee and shall not be assignable or transferable by the optionee otherwise than by will or by the laws of descent and distribution.

Except as modified by the preceding provisions of this Section 6, all the provisions of the Plan shall be applicable to Incentive Options granted hereunder.

SURRENDER AND TERMINATION OF OPTIONS.

If either JHA or its stockholders enter into an agreement to dispose of all or substantially all of the assets of JHA or fifty percent (50%) or more of the outstanding voting stock of JHA by means of a sale, merger, reorganization or liquidation, then the Board shall have the discretionary authority, exercisable upon such terms and conditions as it deems appropriate, to authorize the surrender of all unexercised options in exchange for a cash distribution equal in amount to the difference between I) the fair market value at the authorized surrender date of the shares for which the surrendered option or portion thereof is at the time exercisable, and ii) the aggregate option price payable for such shares.

If, in connection with any such sale, merger, reorganization or liquidation, provision is made for each outstanding option to either be assumed by the successor corporation (or parent thereof) or be replaced with a comparable option to purchase shares of the capital stock of the successor corporation (or parent thereof), each person holding unexercised options shall be entitled to have such options assumed by the successor corporation (or parent thereof) or replaced with a comparable option, as the case may be. The determination of option comparability will be made by the Board, and its determination shall be final, binding and conclusive.

Upon consummation of such sale, merger, reorganization or liquidation, all outstanding options under the Plan shall terminate and cease to be exercisable, unless assumed by the successor corporation (or parent thereof).

The grant of options under the Plan shall in no way restrict or affect the right of JHA or its stockholders to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

CANCELLATION AND NEW GRANT OF OPTIONS.

The Board shall have the authority to effect, at any time and from time to time, with the consent of the affected option holders, the cancellation of any or all outstanding options under the Plan and to grant in substitution therefor new options under the Plan covering the same or different numbers of shares of Common Stock but having an option price per share not less than one hundred percent (100%) of fair market value on the new grant date.

AMENDMENT OF THE PLAN.

The Board shall have the exclusive power and authority to amend or modify the Plan in any or all respects whatsoever; provided, however, that no such amendment or modification shall, without the consent of the option holders, adversely affect rights and obligations with respect to options at the time outstanding under the Plan; and provided, further, that the Board shall not, without the approval of the stockholders of JHA, I) increase the maximum number of shares issuable under the Plan, except for permissible adjustments under
Section 4(c); ii) materially modify the eligibility requirements for the grant of options under the Plan; or iii) make any other changes in the Plan which require stockholder approval pursuant to Section 422A of the Internal Revenue Code.

EFFECTIVE DATE AND TERM OF PLAN.

The Plan shall become effective upon the later of I) November 1, 1996 or ii) the date the Plan shall have been approved by the JHA stockholders. The Board or Committee may grant options under the Plan at any time after the effective date and before the date fixed herein for termination of the Plan. The JHA 1987 Stock Option Plan shall terminate upon the effective date of this Plan, provided that all options then outstanding under the 1987 Stock Option Plan shall thereafter continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

Unless sooner terminated by the Board or otherwise, the Plan shall terminate upon the earlier of I) the tenth (10th) anniversary of the effective date of the Plan, or ii) the date on which all shares available for issuance under the Plan shall have been issued pursuant to the exercise or surrender of options granted hereunder. If the date of termination is determined under clause (I) above, then options outstanding on such date shall thereafter continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

Options may be granted under this Plan to purchase shares of Common Stock in excess of the number of shares then available for issuance under the Plan, provided I) an amendment to increase the maximum number of shares issuable under the Plan is adopted by the Board prior to the initial grant of any such option and is thereafter approved by the stockholders of JHA, and ii) each option so granted is not to become exercisable, in whole or in part, at any time prior to the obtaining of such stockholder approval.

USE OF PROCEEDS.

The proceeds received by JHA from the sale of shares pursuant to options granted under the Plan shall be used for general corporate purposes.

STOCK RESERVE.

JHA shall, at all times during the term of this Plan, reserve and keep available such number of shares of stock as will be sufficient to satisfy the requirements of this Plan. Such obligation to reserve shares of stock shall apply only with respect to options actually outstanding under this Plan and not with respect to the total number of shares available under this Plan for which options have not been granted.

LISTING, REGISTRATION AND COMPLIANCE WITH LAWS AND REGULATIONS.

Each option shall be subject to the requirement that if at any time the Board shall determine, in its discretion, that the listing of the shares subject to the option upon any securities exchange or the registration or qualification of such shares under any state or federal securities or other law or regulation, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such option or the issue or purchase of the shares thereunder, no such option may be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board, and the option holder will supply JHA with such certificates, representations and information as JHA shall request and shall otherwise cooperate with JHA in obtaining such listing, registration, qualification, consent or approval. In the case of officers and other persons subject to Section 16(b) of the Securities Exchange Act of 1934, the Board may at any time impose any limitations upon the exercise of an option which, in the Boards discretion, are necessary or desirable to permit transactions hereunder by such persons to comply with Section 16(b) and the rules and regulations thereunder. If JHA, as part of an offering of securities or otherwise, finds it desirable because of federal or state regulatory requirements to reduce the period during which any options may be exercised, the Board may, in its discretion and without the option holders consent, so reduce such period on not less than fifteen (15) days written notice to the option holders.





                                                       Exhibit 23A


INDEPENDENT AUDITORS  CONSENT


We consent to the incorporation by reference in the Registration Statements of Jack Henry & Associates, Inc. on Form S-8 (File Nos. 33-65231, 33-65251 and 33-16989) of our report dated August 15, 1997 appearing in the Annual Report on Form 10-K of Jack Henry & Associates, Inc. for the year ended June 30, 1997.


Deloitte & Touche LLP




St Louis, Missouri
September 24, 1997




                                                          Exhibit 23B


                       Consent of Independent Accountants


Board of Directors
Jack Henry & Associates, Inc.

We consent to incorporation by reference in the Registration Statements on Form S-8 of JACK HENRY & ASSOCIATES, INC. (File Nos. 33-65231 and 33-65251) of our report dated August 22, 1996, relating to the consolidated balance sheet of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES as of June 30, 1996, and the related consolidated statements of income, changes in stockholders equity and cash flows for each of the two years in the period ended June 30, 1996, which report appears in the June 30, 1997 annual report on Form 10-K of JACK HENRY & ASSOCIATES, INC.


Baird, Kurtz & Dobson



Joplin, Missouri
September 23, 1997