Form 10-K/A
period 1997-06-30
HENRY JACK & ASSOCIATES INC
filed 1997-10-03
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K/A
(MARK ONE)

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





THIS IS THE 1ST AMENDMENT TO OUR 10/K. AN ERROR WAS MADE IN FOOTNOTE 11 - RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES. THE CORRECTED TABLE FOLLOWS.







NOTE 11:  RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH
                       PROVIDED BY CONTINUING OPERATING ACTIVITIES

A reconciliation of income from continuing operations to net cash provided by continuing operating activities is as follows:

                                                        Year ended June 30,
                                                      1997       1996      1995
                                                                 (In thousands)
Income from continuing operations                  $15,755    $12,268      $7,978
  Adjustments to reconcile income from
  continuing operations to net cash provided by
  operating activities:
    Depreciation and amortization                    4,071      3,562       2,077
    Provision for deferred income taxes                316        424         370
    (Gain)loss on sale of fixed assets                  (4)         3           1

    Realized gains on investments                        -          -         (24)
    Other, net                                          91         81          78
(Increase) decrease in assets:
    Trade receivables                               (5,721)       760      (2,617)
    Prepaid expenses and other                        (987)    (1,424)       (248)

Increase (decrease) in liabilities:
    Accounts payable                                   601     (2,903)      1,757
    Accrued expenses                                   755      1,825         139
    Income taxes                                         0       (843)       (401)
    Deferred revenues                                4,603        918         547
     Total adjustments                             $ 3,725     $2,403     $ 1,679
     Net cash provided by continuing operating     $19,480    $14,671      $9,657
      activities






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated:

SIGNATURE                          CAPACITY                DATE

/s/ Terry W. Thompson              Vice President,         October 3, 1997
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)