Form 10-Q
period 1997-09-30
HENRY JACK & ASSOCIATES INC
filed 1997-11-17
CIK 779152

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURI-
                    TIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to
________________

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at October 31, 1997
Common Stock, $.01 par value              18,786,050










                  JACK HENRY & ASSOCIATES, INC.


                             CONTENTS
                                                         Page No.


PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           September 30, 1997, (Unaudited) and June
           30, 1997                                          3

          Condensed Consolidated Statements of
           Operations for the Three Months Ended
           September 30, 1997 and 1996 (Unaudited)           5

          Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended September 30,
           1997 and 1996 (Unaudited)                         6

          Notes to the Condensed Consolidated Financial
           Statements                                        7

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                     8


Part II.     OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
              Security Holders                              10



Part I.  Financial Information
Item 1.  Financial Statements


              JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, Except Share Data)



                                                   September 30,
                                                      1997          June 30,
                                                   (Unaudited)        1997

        ASSETS

Current assets:
  Cash                             $21,804        $ 7,948
  Held-to-maturity securities                          3,850          5,919
  Receivables                                         11,816         22,703
  Income taxes receivable                                  -          1,982
  Prepaid expenses and other                           4,310          4,177

        Total current assets                         $41,780        $42,729

Property and equipment, net                           22,930         21,869

Other assets:
  Intangible assets, net of amortization             $15,072        $15,469
  Computer software                                    1,178          1,226
  Investments and other                                  912            776

        Total other assets                           $17,162        $17,471

        Total assets                                 $81,872        $82,069



                                             September 30,
                                                 1997         June 30,
                                             (Unaudited)        1997
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 2,302        $ 2,911
  Accrued expenses                                     2,207          3,648
  Income taxes                                         2,144              -
  Deferred revenue                                    17,456         20,680

        Total current liabilities                    $24,109        $27,239

Deferred income taxes                                  2,048          2,048

        Total liabilities                            $26,157        $29,287


Stockholders' equity:
  Preferred stock - $1.00 par value;
    500,000 shares authorized;
    none issued                                            -              -
  Common stock - $0.01 par value;
    30,000,000 shares authorized;
    18,785,586 issued @ 9/30/97
    18,517,309 issued @ 6/30/97                      $   188        $   185
    Less treasury shares 6/30/97 - 15,410                  -           (293)
  Additional paid-in capital                          14,723         14,744
  Retained earnings                                   40,804         38,146

        Total stockholders' equity                   $55,715        $52,782

        Total liabilities and
         stockholders' equity                        $81,872        $82,069

The accompanying notes are an integral part of these consolidated financial statements.


                      JACK HENRY & ASSOCIATES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                                (Unaudited)



                                                  Quarter Ended
                                                  September 30,

                                               1997            1996 *
Revenues:

  Software licensing & installation          $ 6,122         $ 5,833
  Maintenance/support & service                8,509           6,277
  Hardware sales & commissions                 5,428           6,240
       Total revenues                         20,059          18,350


Cost of sales:

  Cost of hardware                             3,395           4,318
  Cost of services                             5,423           4,025
    Total cost of sales                      $ 8,818         $ 8,343


Gross profit                                 $11,241        $ 10,007
                                                 56%              55%

Operating expenses:
  Selling and marketing                        2,172           2,202
  Research and development                       671             523
  General and administrative                   1,800           1,381
    Total operating expenses                 $ 4,643         $ 4,106

Operating income                               6,598           5,901

Other income (expense):
  Interest income                                278             177
  Other, net                                     111              74
    Total other income                       $   389         $   251

Income before income taxes                   $ 6,987         $ 6,152
Provision for income taxes                     2,560           2,349
  Income from continuing operations          $ 4,427               -
  Loss from discontinued operations              261               -
    Net income                               $ 4,166         $ 3,803

Per share data:
  Income from continuing operations              .23             .20
  Loss from discontinued operations              .02               -
    Net income                               $   .21         $   .20


Weighted Average Shares Outstanding           19,533          19,040

* Adjusted for split

The accompanying notes are an integral part of these consolidated financial statements.


              JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands of Dollars)

                                                 Three Months Ended
                                                    September 30,

                                                  1997          1996
Cash flows - operating activities:
  Cash received from customers                  $27,714       $24,315
  Cash paid to suppliers and employees          (14,971)      (13,508)
  Interest and dividends received, net              345           222
  Income taxes paid, net                          1,423          (343)
  Other, net                                         10            26
    Net cash flow provided by operating
     activities                                 $14,521       $10,712

Cash flows from discontinued operations            (397)         (107)

Cash flows from investing activities:
  Proceeds on sale of property & equipment      $    51       $     7
  Capital expenditures                           (1,424)       (3,524)
  Proceeds from sales of investments              2,000             -
  Computer software development                     (36)          (41)
  Business acquisition, net                          25          (314)

    Net cash used in investing activities       $   616       $(3,872)

Cash flows from financing activities:
  Principal payment on notes payable            $  (119)      $  (129)
  Proceeds from issuance of common stock
   upon exercise of stock options                   222           276
  Proceeds from sale of common stock                 46             -
  Dividends paid                                 (1,033)         (835)
  Purchase of treasury stock                          -          (335)

    Net cash used in financing activities       $  (884)      $(1,023)

Net increase in cash                            $13,856       $ 5,710

Cash at beginning of period                       7,948         4,952

Cash at end of period                           $21,804       $10,662


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

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1997.


2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1997, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and its cash flows for the three month period then ended.

  The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the three months ended September 30, 1997:


  Effective July 1, 1997, the Company purchased all the outstanding stock of G G Pulley & Associates, Inc. (GGPA). GGPA's primary offering is image and item processing software and services for financial institutions in the United States. The total consideration paid to GGPA's stockholders was $5,000,000 in Company stock. The stock transaction was accounted for as a pooling of interests.

  Effective September 2, 1997, the Company acquired Financial Software Systems, Inc. (FSS). FSS is a vendor of payroll software and services. FSS has been a Jack Henry Business Partner for several years and the FSS payroll system is already integrated with the Jack Henry application software. The $600,000 stock transaction will be accounted for as a pooling of interests.
4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equiva-lents outstanding for the three month period ended September 30, 1997 and 1996.

Item 2. - Management's Discussion and Analysis of Results of
                  Operations and Financial Condition


RESULTS OF OPERATIONS

Background and Overview

Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing for banks and related financial institutions. These systems are available for in-house or outsourced applications. The Company was founded in 1976. Its proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20(TM), typically for banks with less than $300 million in assets, and the Silverlake System(R), for banks with assets up to $10 billion. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1450 banks and financial institutions nationwide.

  A detailed discussion of the major components of the results of operations for the quarter ended September 30, 1997, as compared to the same period in the previous year follows.

Revenues

  Revenues increased 9% to $20,059,000 in the quarter ended September 30,
1997.  Software licensing and installation increased 5%.   Maintenance,
support and service revenues increased 36%. Hardware sales were down 13% from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 21% over last year. The increases reflect continued growth and demand for the Company's products and services. The hardware decrease was due principally to the timing of the announcement of a new model AS/400 by IBM, the Company's hardware supplier.

  The backlog of sales at September 30, 1997 was $32,550,000. This is up from the record June 30, 1997 level, and is consistent with management's expectations for the first quarter. Backlog at October 30, 1997 was $30,981,000.

Cost of Sales

  The 6% increase in cost of sales for the first quarter of FY '98 is relatively consistent with the increase in revenues. Cost of services increased significantly due to growth and planned expansion in the Company's core business plus acquisitions were a sizable portion of the increase.

Gross Profit

  Gross profit increased to $11,241,000 in the first quarter ended September 30, 1997, a 12% increase over last year. The gross margin percentage was 56% of sales compared to 55% last year.

Operating Expenses

  Total operating expenses increased 13%. This is consistent with the gross profit increase of 12%. Selling and marketing expenses decreased slightly while research & development and general & administrative expenses increased 28% and 30%, respectively. Acquisitions contributed a significant portion of both increases.

Other Income and Expense

  Other income for the quarter ended September 30, 1997 reflects an increase when compared to the same period last year due primarily to the level of cash invested being much higher this year than last.

Net Income

  Net income from continuing operations for the first quarter was $4,427,000, or $.23 earnings per share compared to $3,803,000, or $.20 earnings per share in the same period last year.

FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $25,654,000 at September 30, 1997, from $13,867,000 at June 30, 1997. This is reflecting the seasonal influx of cash due to the receipt in the first quarter of annual maintenance fees billed June 30, 1997.

  JHA has an available credit line totaling $4,000,000, although the Company expects their use to be minimal during FY '98. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $1,424,000 for the quarter ended September 30, 1997, were made for additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $6,000,000 for FY '98.


Silverlake System(R) is a registered trademark of Jack Henry & Associates, Inc. CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc.

  The Company paid a $.055 per share cash dividend on September 23, 1997 to stockholders of record September 8, 1997 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to September 30, 1997, declared a quarterly cash dividend of $.055 per share on its common stock payable December 9, 1997 to stockholders of record on November 18, 1997. This will be funded out of working capital.

CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended September 30, 1997. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets served.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 30, 1997, for the purpose of electing a board of directors and to amend the Certificate of Incorporation to increase authorized shares from 30 million to 50 million common shares. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                      For                Withheld

  John W. Henry                    16,088,748            107,400
  Jerry D. Hall                    16,096,348             99,800
  Michael E. Henry                 16,088,748            107,400
  James J. Ellis                   16,096,171             99,977
  Burton O. George                 16,091,606            104,542
  George R. Curry                  16,081,586            114,562
  Michael R. Wallace               16,088,973            107,175


Also approved was to amend the Certificate of Incorporation to increase authorized shares from 30 million to 50 million common shares with the number of votes as indicated below:

   For                    Against           Abstain

15,945,010                216,820            34,318






                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: November 14, 1997                         /s/ Michael E. Henry

                                                Michael E. Henry
                                                Chairman of the Board
                                                Chief Executive Officer


Date: November 14, 1997                         /s/ Terry W. Thompson

                                                Terry W. Thompson
                                                Vice President and
                                                Chief Financial Officer