Form 10-Q/A
period 1997-09-30
HENRY JACK & ASSOCIATES INC
filed 1997-12-22
CIK 779152

FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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



Item 2.  Changes in Securities and Use of Proceeds

On July 10, 1997, the Company issued 222,469 shares of fully paid and non-assessable JHA common stock, valued at approximately $5,000,000, to the shareholders of G.G. Pulley & Associates, Inc. ( Pulley ), as total consideration for a merger transaction whereby Pulley was acquired by merger. These shares of the Company s common stock were issued in an unregistered, non-public transaction in which no underwriters participated. These shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933. See the Company s Current Report filed on Form 8-K, dated, August 25, 1997, for additional information regarding this transaction.


On September 1, 1997, the Company issued 24,158 shares of fully paid and non-assessable JHA common stock, valued at approximately $600,000, to Gary S. Neal and Marcia G. Neal, sole shareholders of Financial Software Systems, Inc.
( FSS ), as total consideration for a transaction whereby all of the outstanding capital stock of FSS was acquired by the Company. These shares of the Company s common stock were issued in an unregistered, non-public transaction in which no underwriters participated. These shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act.






                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: December 17, 1997               /s/ Michael E. Henry
                                      Michael E. Henry
                                      Chairman of the Board
                                      Chief Executive Officer


Date: December 17, 1997              /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer