Form 10-Q
period 1997-12-31
HENRY JACK & ASSOCIATES INC
filed 1998-02-12
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at January 31, 1998
Common Stock, $.01 par value                18,890,849









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.
      PART I.      FINANCIAL INFORMATION


      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1997, (Unaudited) and June
            30, 1997                                              3-4


            Condensed Consolidated Statements of
            Operations for the Quarter and Six Months
            Ended December 31, 1997 and 1996 (Unaudited)            5


            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended December 31,
            1997 and 1996 (Unaudited)                               6

            Notes to the Condensed Consolidated Financial
            Statements                                            7-8

      Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                         8-10


Part II.       OTHER INFORMATION

      Item 2(c) Changes in Securities and use of Proceeds          10






Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             December 31,
                                                 1997          June 30,
                                              (Unaudited)        1997

          ASSETS

Current assets:
  Cash and cash equivalents                  $ 20,748           $ 7,948
  Held-to-maturity securities                   3,468             5,919
  Receivables                                  16,897            22,703
  Income taxes receivable                           0             1,982
  Prepaid expenses and other                    4,530             4,177

          Total current assets                 $45,643           $42,729

Property and equipment, net                   $23,445            $21,869

Other assets:
  Intangible assets, net of amortization      $16,716            $15,469
  Computer software                             2,119              1,226
  Investments and other                         1,091                776


          Total other assets                   $19,926            $17,471

          Total assets                         $89,014            $82,069










                                                December 31,
                                                   1997       June 30,
                                                (Unaudited)     1997
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 4,641       $ 2,911
  Accrued expenses                                 2,451         3,648
  Accrued income taxes payable                       954             0
  Deferred revenue                                17,106        20,680

          Total current liabilities               $25,152      $27,239

Deferred income taxes                               2,048        2,048

          Total liabilities                       $27,200      $29,287


Stockholders' equity:
  Preferred stock - $1.00 par value;
     500,000 shares authorized;
     none issued                                        -            -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     18,867,215 outstanding @ 12/31/97
     18,517,309 outstanding @ 06/30/97            $   189      $   185
  Less Treasury Stock  15,410 shares                   0          (293)
  Additional paid-in capital                      16,727        14,744
  Retained earnings                               44,898        38,146

          Total stockholders' equity             $61,814       $52,782

          Total liabilities and
           stockholders' equity                  $89,014       $82,069



The accompanying notes are an integral part of these consolidated financial statements.





                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                  Quarter Ended          Six Months Ended
                                                   December 31,            December 31,

     Revenues:                                   1997       1996          1997       1996
       Software licensing & installation     $  7,024     $  5,388      $13,146    $11,221
       Maintenance/support & service            8,709        6,730       17,218     13,007
       Hardware sales & commissions            11,651        9,230       17,079     15,470
         Total revenues                       $27,384      $21,348      $47,443    $39,698
     Cost of sales:
       Cost of hardware                         7,425        6,399       10,820     10,717
       Cost of services                         6,318        4,775       11,741      8,800
         Total cost of sales                  $13,743      $11,174      $22,561    $19,517

     Gross profit                             $13,641      $10,174      $24,882    $20,181
                                                   50%          48%          52%        51%
     Operating expenses:
       Selling and marketing                    3,030         2,147       5,202      4,349
       Research and development                   826           705       1,497      1,228
       General and administrative               2,050         1,482       3,850      2,863
         Total operating expenses             $ 5,906      $  4,334     $10,549    $ 8,440

     Operating income                        $  7,735      $  5,840     $14,333    $11,741

     Other income:
       Interest  income                           308           207         586        384
       Other, net                                  95            55         206        129
         Total other income                  $    403      $    262     $   792    $   513

     Income before income taxes              $  8,138      $  6,102     $15,125    $12,254
     Provision for income taxes                 3,065         2,324       5,625      4,673

     Income from continuing operations       $  5,073      $  3,778     $ 9,500    $ 7,581
     Income (loss) from discontinued opera-        54          (150)       (207)      (150)
     tions
     Net income                              $  5,127      $  3,628     $ 9,293    $ 7,431

     Basic earnings per share:   *
     Income from continuing operations       $    .27      $    .21     $   .51    $   .42
     Income (loss) from discontinued              .00          (.01)       (.01)      (.01)
     operations
     Net income                              $    .27      $    .20     $   .50    $   .41

     Basic weighted average shares             18,803        17,926      18,773     17,876
     outstanding *
     Diluted earnings per share: *
     Income from continuing operations       $    .26      $    .20     $   .49    $   .40
     Income (loss) from discontinued              .00          (.01)       (.01)      (.01)
     operations
     Net income                              $    .26      $    .19     $   .48    $   .39

     Diluted weighted average shares           19,623        19,119      19,573     19,073
     outstanding *

* All EPS and share data are calculated in accordance with FASB #128.

The accompanying notes are an integral part of these consolidated financial statements.
                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Six Months Ended
                                                    December 31,

                                                1997             1996
Cash flows - operating activities:
  Cash received from customers                 $49,635         $44,235
  Cash paid to suppliers and employees         (31,221)        (27,520)
  Interest and dividends received, net             653             363
  Income taxes paid, net                        (2,728)         (4,519)
  Other, net                                        (6)              1
     Net cash flow provided by operating
     activities                                $16,333         $12,560

Cash flows from discontinued operations           (522)           (283)

Cash flows from investing activities:
  Proceeds on sale of property & equipment     $    56         $     7
  Capital expenditures                          (2,705)         (4,941)
  Short-term investment activity, net            2,381          (4,012)
  Long-term investment activity, net                 -               2
  Computer software development                    (63)            (85)
  Acquisition costs, net                          (842)           (314)

    Net cash used in investing activities      $(1,173)        $(9,343)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options             $   285         $   929
  Proceeds from sale of common stock                82               -
  Dividends paid                                (2,066)         (1,673)
  Principle payments on notes payable             (139)           (131)
  Purchase of treasury stock                         -          (1,454)

     Net cash used in financing activities     $(1,838)        $(2,329)

Net increase in cash                           $12,800         $   605

Cash at beginning of period                      7,948           4,952

Cash at end of period                          $20,748         $ 5,557


The accompanying notes are an integral part of these consolidated financial statements.







            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies


NCIAL STATEMENTS
                                   (Unaudited)


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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the quarter and six-month periods then ended.

  The results of operations for the periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended December 31, 1997:

Acquisition of Vertex, Inc. - December 12, 1997:   Vertex, acquired for $3
million in cash and JKHY stock, is a leading vendor of teller systems to community banks, primarily in the southeastern United States. Systems are AS/400 based and are already integrated with JKHY core application systems. This acquisition is accounted for as a purchase and results of its operations from the date of acquisition have been included in the Company s results of operations.

Effective with the periods ended December 31, 1997, the Company adopted FASB #128 for reporting all its earnings per share calculations. Appropriate prior period share and per share data have been adjusted to be reported consistent with the current period.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the basic and diluted (as required by FASB #128) weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarter and six month periods ended December 31, 1997 and 1996.

Item 2. - Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and related financial institu-tions. The Company was founded in 1976. Its proprietary applications software,
which operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for banks with less than $300 million in assets, and the Silverlake
System   , for banks with assets up to $10 billion.  Domestically, JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1480 banks and financial institutions.

Year 2000

  The Company has established a Year 2000 (Y2K) Committee. This Committee has prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors have reviewed and approved the Plan as required by the banking regulators of all service bureau providers. The Company believes the products it currently sells to be Y2K ready and that the majority, if not all, of its internal systems will be Y2K ready by December 31, 1998. The estimated cost of the above efforts is not reasonably determinable at the current time and is not expected to be material to the Company s financials.

  A detailed discussion of the major components of the results of operations for the quarter and the six months ended December 31, 1997, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 28% to $27,384,000 in the quarter ended December 31, 1997. The Company's non-hardware products and services (higher margin sales) increased 30% over last year.

  Six month revenues this year were $47,443,000, up 20% over the last year's corresponding period. Software licensing and installation increased 17%. Maintenance, support and service revenues increased 32%. Hardware sales were up 10% over last year's quarter.

  The backlog of sales at December 31, 1997, was $40,294,000. Backlog at January 31, 1998 was $40,540,000.



Cost of Sales

  The 23% increase in cost of sales for the second quarter of FY '98 is relatively consistent with the increase in revenues. A portion of the increase results from the increase in hardware revenues and the related increase in cost of hardware sales. Cost of services increased 32% primarily due to growth and future growth expected in the Company's core business, slightly more than the 30% increase in non-hardware revenues.

  Cost of sales increased 16% for the first six months of fiscal '98, relatively consistent with the 20% increase in revenues. Cost of hardware increased 1%,

              1    CIF 20/20  is a trademark of Jack Henry & Associates, Inc.
              2    Silverlake System  is a registered trademark of Jack Henry &
                   Associates, Inc.


less than the 10% increase in hardware revenue. The most significant factor contributing to this variation related to a large one-time sale of hardware last year on which the Company had a low profit margin. Cost of services increased 33% compared to a 25% increase in non-hardware revenues for same reasons as the second quarter.

Gross Profit

  Gross profit increased to $13,641,000 in the second quarter ended December 31, 1997, a 34% increase over last year. The gross margin percentage was 50% of sales compared to 48% last year.

The six month gross profit this year was up 23% at $24,882,000. The gross margin percentage for the first six months was 52%, similar to last year's rate of 51%.

Operating Expenses

  Total operating expenses increased 36% in the quarter compared to last year s period. This is slightly more than the gross profit increased of 34%. Selling expenses increased 41% while research and development expenses increased 17%. General and administrative expenses increased by 38%.

  The $10,549,000 in the first six months of fiscal '98 for operating expenses was a 25% increase. This is relatively consistent with the 23% increase in gross profits.

Other Income and Expense

  Other income for the quarter ended December 31, 1997, was up 54% when compared to the same period last year. This results primarily from increased interest income because the Company had more cash invested during the period. The year-to-date 54% increase is due to the same reasons.

Net Income

  Net income from continuing operations for the second quarter was $5,073,000, or $.26 per share, an increase of 30%, compared to $3,778,000, or $.20 per share in the same period last year.

  Net income from continuing operations for the six months ended December 31, 1997 was $9,500,000, or $.49 per share (up 23%), compared to $7,581,000, or $.40 per share.

  The per share data are the diluted amounts required by FASB 128. Appropriate share and per share data have been revised to be consistent with the current year presentation.

FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments increased to $24,216,000 at December 31, 1997, up from $13,867,000 at June 30, 1997.

  JHA has available credit lines totaling $4,000,000, although the Company expects their use to be minimal during FY '98. The Company currently has no short-term or long-term debt obligations.


Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $2,705,000 for the six months ended December 31, 1997, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations The consolidated capital expenditures of JHA could exceed $6,000,000 for FY '98.

  The Company paid a $.055 per share cash dividend on December 9, 1997 to stockholders of record November 18, 1997 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to December 31, 1997, declared a quarterly cash dividend of $.065 per share on its common stock payable March 12, 1998 to stockholders of record on February 19, 1998. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended December 31, 1997. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and the Company s commitment to deliver top quality products and services to the markets it serves.


                           PART II. OTHER INFORMATION

Item 2(c).  Changes in Securities and Use of Proceeds

  On December 12, 1997, the Company issued 76,200 shares of fully paid and non-assessable JHA common stock, valued at approximately $1,905,000 plus $1,095,000 in cash to the shareholders of Vertex, Inc. (Vertex), as total consideration for a transaction whereby all of the outstanding capital stock of Vertex was acquired by the Company. These shares of the Company s common stock were issued in an unregistered, non-public transaction in which no underwriters participated. These shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act.




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: February 13, 1998              /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: February 13, 1998              /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer