Form 10-Q
period 1998-03-31
HENRY JACK & ASSOCIATES INC
filed 1998-05-14
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at April 30, 1998
Common Stock, $.01 par value           18,937,006









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.
      PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements


            Condensed Consolidated Balance Sheets -
            March 31, 1998, (Unaudited) and June
             30, 1997                                                   3-4

            Condensed Consolidated Statements of
             Income for the Quarter and Nine Months
             Ended March 31, 1998 and 1997 (Unaudited)                    5


            Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended March 31,
             1998 and 1997 (Unaudited)                                    6

            Notes to the Condensed Consolidated Financial
             Statements                                                   7

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                             8-9


Part II.       OTHER INFORMATION

      None                                                               10






Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)




                                            March 31,
                                              1998           June 30,
                                           (Unaudited)         1997
          ASSETS

Current assets:
  Cash                                        $20,260      $ 7,948
  Held-to-maturity securities                  3,018         5,919
  Receivables                                 14,103        22,703
  Income taxes receivable                          0         1,982
  Prepaid expenses and other                   5,131         4,177
         Total current assets                $42,512       $42,729

Property and equipment, net                   24,605        21,869

Other assets:
  Intangible assets, net of amortization     $15,642       $15,469
  Computer software                            2,813         1,226
  Investments and other                        1,168           776

          Total other assets                  $19,623      $17,471

          Total assets                        $86,740      $82,069











                                            March 31,
                                               1998         June 30,
                                          (Unaudited)       1997

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 1,876      $ 2,911
  Accrued expenses                              2,872        3,648
     Accrued income taxes payable                 651            0
     Deferred revenue                          12,754       20,680
          Total current liabilities            $18,153     $27,239

Deferred income taxes                            2,048       2,048

          Total liabilities                    $20,201     $29,287


Stockholders' equity:
  Preferred stock - $1.00 par value;
     500,000 shares authorized;
     none issued                                    -            -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     18,935,458 issued @ 3/31/98
     18,517,309 issued @ 6/30/97              $   189      $   185
  Less Treasury Stock shares                       0          (293)
  Additional paid-in capital                  17,477        14,744
  Retained earnings                           48,873        38,146

          Total stockholders' equity          $66,539      $52,782
          Total liabilities and
           stockholders' equity               $86,740      $82,069




The accompanying notes are an integral part of these consolidated financial statements.






                          JACK HENRY & ASSOCIATES, INC.
                       CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

STATEMENTS OF INCOME                   Quarter Ended      Nine Months Ended
                                         March 31             March 31

 Revenues                              1998       1997      1998       1997
 Software licensing & installation   $ 8,931    $ 5,072   $22,077    $16,293
 Maintenance/support & services        8,938      7,162    26,156     20,169
 Hardware sales & commissions          9,378      9,827    26,457     25,297
    Total revenues                    27,247     22,061    74,690     61,759

 Cost of sales:
  Cost of hardware                     6,450      7,041    17,270     17,758
  Cost of services                     6,281      4,708    18,022     13,844
     Total cost of sales             $12,731    $11,749   $35,292    $31,602

 Gross profit                        $14,516    $10,312   $39,398    $30,157
                                          53%        47%       53%        49%
 Operating expenses:
  Selling and marketing                 3,125     2,279     8,327      6,628
  Research and development                789       525     2,286      1,492
  General and administrative            2,388     1,665     6,238      4,453
     Total operating expenses        $  6,302   $ 4,469   $16,851    $12,573

 Operating income                    $  8,214   $ 5,843   $22,547    $17,584

 Other income (expense):
  Interest and dividend income            297       172       883        556
  Other, net                              101        26       307        155
     Total other income              $    398   $   198   $ 1,190    $   711

 Income before income taxes          $  8,612   $ 6,041   $23,737    $18,295
 Provision for income taxes             3,215     2,306     8,840      6,979
 Net income from continuing          $  5,397   $ 3,735   $14,897    $11,316
 operations                               191        89       398        239
 Net loss from discontinued          $  5,206   $ 3,646   $14,499    $11,077
 operations
 Net income

 Diluted earnings per share: *
 Income from continuing operations   $    .27   $   .20   $   .76    $   .59
 Income (loss) from discontinued         (.01)     (.01)     (.02)      (.01)
 operations
 Net income                          $    .26   $   .19   $   .74    $   .58

 Diluted weighted average shares       19,886    19,155    19,677     19,100
 outstanding

 Basic earnings per share: *
 Income from continuing operations   $    .29   $   .21   $   .79    $   .63
 Income (loss) from discontinued
 operations                              (.01)        -      (.02)      (.01)
 Net income                          $    .28   $   .21   $   .77    $   .62

 Basic weighted average s hares        18,908    17,942    18,818     17,898
 outstanding

* All EPS and share data are calculated in accordance with FASB #128.
The accompanying notes are an integral part of these consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Nine Months Ended
                                                     March 31,

                                                1998             1997
Cash flows - operating activities:
  Cash received from customers                 $75,371        $ 64,352
  Cash paid to suppliers and employees         (52,132)        (42,237)
  Interest and dividends received, net           1,010             603
  Income taxes paid, net                        (6,247)         (7,272)
  Other, net                                        57             (10)
     Net cash flow provided by operating
     activities                                $18,059        $ 15,436

Cash flows from discontinued operations           (790)           (371)

Cash flows from investing activities:
  Proceeds on sale of property & equipment     $   104        $     15
  Capital expenditures                          (4,649)         (6,792)
  Short-term investment activity, net            2,871          (2,887)
  Long-term investment activity, net                 -               2
  Computer software development                    (90)           (151)
  Acquisition costs, net                          (867)           (314)

    Net cash used in investing activities      $(2,631)       $(10,127)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options             $   995        $  1,249
  Proceeds from sale of common stock               122               0
  Dividends paid                                (3,297)         (2,630)
  Principle payments on notes payable             (146)           (132)
  Purchase of treasury stock                         -          (1,875)

     Net cash used in financing activities     $(2,326)       $ (3,388)

Net increase in cash                           $12,312         $ 1,550

Cash at beginning of period                      7,948           4,952

Cash at end of period                          $20,260         $ 6,502


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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the quarter and nine-month period then ended.

  The results of operations for the periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended March 31, 1998:


None.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the basic and diluted (as required by FASB #128) weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarter and nine month periods ended March 31, 1998 and 1997.

Item 2. - Management's Discussion and Analysis of Results of Operations and
Financial                 Condition

RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and related financial institu-tions. The Company was founded in 1976. Its proprietary applications software,
which operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for banks with less than $300 million in assets, and the Silverlake
System   , for banks with assets up to $10 billion.  Domestically, JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1515 banks and financial institutions.

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

  A detailed discussion of the major components of the results of operations for the quarter and the nine months ended March 31, 1998, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 24% to $27,247,000 in the quarter ended March 31, 1998. Software licensing and installation increased 76%. Maintenance, support and service revenues increased 25%. Hardware sales were down from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 46% over last year.

  Nine month revenues this year were $74,690,000, up 21% over last year's corresponding period. Each of the three major revenue categories increased with the largest in maintenance, support and service revenues. Sales increased only slightly, primarily due to the lower margin hardware mix and timing of sales and the overall trend of hardware prices reducing on a long term basis. The Company continues to maintain its margin levels on the hardware it sells.

  The backlog of sales at March 31, 1998, was $47,821,000. Backlog at April 30, 1998 was $47,602,000


Cost of Sales

  The 8% increase in cost of sales for the third quarter of FY '98 is relatively consistent with the increase in revenues considering the sales mix. A large portion of the increase results from the increase in hardware revenues and the
related increase in cost of hardware sales.   Cost of services increased 33%
primarily due to growth in the Company's core business, less than the 46% increase in non-hardware revenues. Cost of hardware decreased slightly,

                1
                       CIF 20/20  is a trademark of Jack Henry & Associates,
                       Inc.
                2
                       Silverlake System is a registered trademark of Jack Henry & Associates, Inc.


consistent with the small decrease in hardware revenue.


  Cost of sales increased 12% for the first nine months of fiscal '98, relatively consistent with the 21% increase in revenues considering the sales mix. Cost of hardware decreased 3% while cost of services increased 30%, both more favorable than the corresponding revenue increases.

Gross Profit

  Gross profit increased to $14,516,000 in the third quarter ended March 31, 1998, a 41% increase over last year. The gross margin percentage was 53% of sales reasonably consistent with last year.

The nine month gross profit this year was up 31% at $39,398,000. The gross margin percentage for the first nine months was 53%, similar to last year's rate.

Operating Expenses

  Total operating expenses increased 41% in the quarter ended 3/31/98. Selling expenses increased 37% while research and development expenses increased 50%. General and administrative expenses increased by 43%.

  Operating expenses were $16,851,000 in the first nine months of fiscal '98, a 34% increase.

Other Income and Expense

  Other income and expense for the quarter and year-to-date periods ended March 31, 1998, were up when compared to the same periods last year.

Net Income

  Net income from continuing operations for the third quarter was $5,397,000, or $.27 per share, an increase of 35%, compared to $3,735,000, or $.20 per share in the same period last year.

  Net income from continuing operations for the nine months ended March 31, 1998 was $14,897,000, or $.76 per share (up 29%), compared to $11,316,000, or $.59 per share.


FINANCIAL CONDITION

Liquidity

  The Company's cash and held-to-maturity securities increased to $23,278,000 at March 31, 1998, up from $13,867,000 at June 30, 1997.

  JHA has available credit lines totaling $4,000,000, although the Company expects their use to be minimal during FY '97. The Company currently has no short-term or long-term debt obligations.


Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $4,649,000 for the nine months ended March 31, 1998, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $6,000,000 for FY '98.

  The Company paid an $.065 per share cash dividend on March 12, 1998 to stockholders of record February 19, 1998 which was funded from working capital. In addition, subsequent to March 31, 1998, the Company's Board of Directors, declared a quarterly cash dividend of $.065 per share on its common stock payable May 27, 1998 to stockholders of record on May 12, 1998. This will be funded out of working capital.

CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended March 31, 1998. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.



                           PART II. OTHER INFORMATION

None.










                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: May 14, 1998                   /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: May 14, 1998                   /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer