Form 10-K
period 1998-06-30
HENRY JACK & ASSOCIATES INC
filed 1998-09-25
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1998

                              OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission Number 0-14112

                          JACK HENRY & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                                 43-1128385
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                               Identification No.)

                663 Highway 60, P. O. Box 807, Monett, MO  65708
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

As of August 14, 1998, Registrant had 18,955,217 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $554,904,000 (based on the average of the reported high and low sales prices on NASDAQ on such date).






Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]


                       DOCUMENTS INCORPORATED BY REFERENCE
The below indicated portions of the Jack Henry & Associates, Inc. definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.


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

Over the last five years, the Company s revenues have grown from $32.6 million to $113.4 million; and earnings have grown from $6.3 million to $21.6 million. The Company s growth has resulted primarily from acquisitions and internal expansion. This growth has allowed the Company to develop new products and expand its core systems customer base from 837 to 1,150. The number of Company employees has increased from 154 to 605 since 1993.

MARKETS AND COMPETITION -- JHA's primary market consists of the approximately 9,200 commercial banks in the United States with less than $10 billion in total assets. Community banks account for approximately 9,100 of that number. The population of community banks decreased by 3% in 1997. In 1997, statistics reported in "Automation in Banking 1998" showed that financial institutions spent approximately $31 billion on hardware, software, services and telecommuni-cations. In-house vendors have 58% of the commercial banks as customers. Centralized off-site service bureaus provide data processing for 37% of the banks, down from two-thirds in the mid 80's. Many organizations provide data processing to banks through a service bureau approach. Some service bureaus are affiliated with large financial institutions which may have other relationships with potential bank customers, but this is less prevalent than in the past. Typically, a bank which is making a data processing decision will consider both service bureau and in-house alternatives.

Of the small-to-mid-size banks with in-house installations, 43% utilize IBM hardware, 26% NCR and 20% Unisys Corporation, respectively. All other vendors were under 5% shares of the in-house community bank market. In 1997, eight of the top ten software providers in this market, ranked by number of installed customers, offered their products on IBM hardware. According to that survey, JHA had the most installed customers (approximately 1150 at 12-31-97) of the IBM providers. Only one other software provider had a larger customer base than JHA. Although the top ten software providers accounted for about 89% of in-house systems installed, the study identified 20 other software vendors in this arena. That number has been declining in recent years.

JHA believes that the primary competitive factors in software selection are comprehensiveness of applications, features and functions, flexibility and ease of use, customer support, references of existing customers, and hardware preferences and pricing. The price of the software and the related services is also a significant competitive factor which may be determinative, particularly for smaller banks. Management believes that JHA's results and the size of its customer base indicate that JHA generally compares favorably in the competitive factors. However, the in-house banking software industry includes several competitors, based upon the size of their respective customer bases. Over half of the most successful competitors utilize IBM hardware.

PRODUCTS AND SERVICES -- JHA's business and operations include three major categories which are software and installation, maintenance/support and hardware. Software includes the development and licensing of applications software systems and the conversion, installation and customization services required for the customer's installation of the systems. Maintenance/support consists of the ongoing services to assist the customer in operating the systems and to modify and update the software to meet changes in banking. Hardware sales (often referred to as remarketing) include both the computer equipment and the equipment maintenance on which the JHA software systems operate. Also, included in hardware is the resale of forms and supplies. The following table illustrates the significance of each of these three areas, expressed as a percentage of total revenues:

                                                      Year Ended June 30,

                                                    1998         1997        1996

 Software licensing and installation                 29%          28%         27%

 Maintenance/support and services                    31%          33%         33%
 Hardware sales                                      40%          39%         40%

 Total Revenues                                     100%         100%        100%


JHA's primary banking software systems are CIF 20/20(TM) and the Silverlake System(R). CIF 20/20 is the latest version of a series of systems that has evolved from JHA's original system which was first installed in 1977. It is written using the RPG/400 language to take advantage of the relational data base features and functions of the IBM AS/400(TM ) computer. CIF/36, CIF/34 and CIF/32 are all predecessors of this software system, which ran on IBM System 36, 34 and 32 hardware. CIF 20/20 operates on IBM AS/400 and IBM System 36 hardware and is designed primarily for financial institutions with total assets ranging up to $300 million. The Silverlake System was developed (rather than having been migrated from equipment with other architecture) by JHA in 1986 and 1987 to take advantage of the relational data base characteristics of IBM System 38 and AS/400 hardware. It is designed generally for somewhat larger banks than CIF 20/20 and multi-bank groups ranging up to $10 billion in total assets. The computer equipment now being offered extends this system into the low end of the large bank arena, previously limited to "mainframe" computer systems. JHA is one of the few vendors that offers its customers truly native software products for use on the AS/400.
Each of the systems consists of several fully integrated applications software modules, such as Deposits, Loans, General Ledger, and the Customer Information File (which is a centralized file containing customer data for all applications). The systems make extensive use of parameters established by the customer. The systems can be interfaced with (connected to) a variety of peripheral devices used in bank operations including teller machines, on-line teller terminals and magnetic character readers. JHA software is designed to provide maximum flexibility in meeting a bank's data processing requirements within a single system, minimizing data entry.

JHA devotes significant effort and expense to develop and continually upgrade and enhance its software. Upgrades and enhancement efforts are directed primarily through prioritized lists prepared by its national users organization and in response to changes in the banking environment. Bank regulation, by federal and state banking agencies, has a significant impact on JHA's software since JHA must maintain its systems in compliance with those regulations. JHA's research and development expenditures were $3,107,000, $2,019,000 and $2,047,000 in FY '98, '97 and '96, respectively. Portions of the expenditures are required to be capitalized when incurred and then amortized in subsequent periods. Including the effect of this amortization, the amount of research and development costs charged to expense in those years is $3,132,000, $2,045,000 and $1,775,000, respectively.

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

JHA provides data conversion and software installation services to assist its customers in implementing their JHA software system. JHA provides these services on an hourly or a fixed-fee basis, depending on the customers' preference. After a customer installation is complete, the customer is encouraged (but not required) to contract with JHA for software mainte-nance/support. These services, which are provided for an annual fee, include updates of the software to meet regulatory requirements and telephone support to assist the customer in operating the system. JHA also offers maintenance services for hardware, providing customers who have contracted for this service with "one-call" system support covering hardware, system software and applications software. The hardware maintenance contract is between JHA and its customer. The actual hardware maintenance is performed by the hardware manufacturer under a contract between the manufacturer and JHA.





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

JHA offers outsourcing solutions to customers through service bureaus, which give the customers the same capabilities as the in-house offering, which perform data and item processing. Customers pay monthly usage fees on the multi-year service contracts for these services.

JHA offers automatic teller machine (ATM) software and provides regional and national switching services for various electronic fund transactions. Customers pay license and maintenance fees for the software and monthly usage and item processing fees for the switching services.

JHA also offers emergency facilities backup to its CIF 20/20 and Silverlake System customers using its Bank Business Recovery Services ("BBRS"). The Company has established six locations, strategically located geographically, to provide backup to its customers. Each location contains the computer equipment needed to provide bank data processing in the event a subscriber s equipment is destroyed in a fire or natural disaster.

The service bureau, electronic funds switching services and bank business recovery services provided by JHA are subject to specific review by various banking regulatory agencies.

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

The Company's backlog of business was $56,742,000 and $29,671,000 at June 30, 1998 and 1997. Backlog at August 14, 1998 was $56,860,000.


           RISK FACTORS AFFECTING THE COMPANY S BUSINESS AND PROSPECTS

The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond the control of the Company. The following is a description of some of the important risk factors and uncertainties that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

TECHNOLOGICAL CHANGE. The market for the Company s software and hardware is characterized by technological advances and evolving standards. In addition, changes in banking requirements and new equipment introductions and enhancements could render the Company s existing products unmarketable. Accordingly, the Company s future success depends heavily upon its ability to enhance its current products in a timely fashion and develop and introduce new products that keep pace with technological developments.

AGGRESSIVE COMPETITION. Competition in the banking software and services industries is expected to remain vigorous. The Company competes on the basis of product quality, reliability, performance, ease of use, quality of support and product pricing. Some of the Company's competitors have strong financial, marketing, manufacturing and technological resources, broad product lines and larger installed customer bases than does the Company.

DEPENDENCE ON IBM RELATIONSHIP. The Company s products incorporate and use computer hardware and equipment developed by IBM. There can be no assurance that IBM will continue to manufacture hardware that supports the Company s product lines or that IBM s products will be available to the Company on a timely basis.

RAPID GROWTH OF THE COMPANY. The Company is growing at a rapid pace, both internally and through acquisitions. The Company s ability to compete effectively and to manage future growth, if any, also will depend on its ability to implement and improve operational, financial and management information systems on a timely basis. The Company's continued success and profitability partly depends on its ability to continue to improve its infrastructure to keep pace with this growth in its business activities.

CHANGES IN THE BANKING AND FINANCIAL SERVICES INDUSTRIES. The Company s primary market for its products consists of approximately 9,200 commercial banks in the United States. The number of commercial banks in the United States has decreased, and will continue to decrease due to the increasing consolidation of banks around the country. While the Company to date has generally profited from this consolidation trend, over the long term the Company s growth could be affected by the shrinking pool of bank customers.

YEAR 2000 COMPLIANCE. Jack Henry currently does not expect that the cost of its Year 2000 ( Y2K ) compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. The Company has prepared a documented, systematic approach to review all products and internal systems for Year 2000 compliance ( Y2K Plan ), and believes the products it currently sells to be Y2K ready and that the majority, if not all, of its internal systems will be Y2K ready by March 31, 1999. Notwithstanding the Company s Y2K compliance efforts to date, achieving Y2K compliance is dependent on many factors, some of which are not completely within Jack Henry's control. Should either Jack Henry's systems or the systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, Jack Henry's business and financial condition could be adversely affected.





                                OTHER INFORMATION

SUBSIDIARIES
From July 1, 1995 through June 30, 1998, the Company has had the following subsidiaries and affiliates:

        Company             Effective Dates     Percent Ownership         Comments
 Jack Henry Interna-      July '86 - Present          100%          Markets USA products
 tional, Ltd.                                                       outside the U.S.

 Silverlake System       June '89 - March '96          25%          Marketed, installed,
   Sdn Bhd                                                          and supported the
                                                                    Asian Pacific Ver-
                                                                    sion of Silverlake
                                                                    System

 BankVision Software,    August '93 - Present         100%          Marketed banking
 Ltd.                                                               products outside the
                                                                    U.S.
 CommLink Corp.           July '94 - Present          100%          Markets ATM
                                                                    switching products
                                                                    and services

 Liberty Software,        June '95 - June '96         100%          Marketed Liberty
 Inc.                                                               system throughout
                                                                    the U.S.

 Central                 September  95 - June         100%          Marketed ATM
    Interchange, Inc.              96                               switching products
                                                                    and services

 Liberty Banking         September  96 - June         100%          Marketed service
   Services, Inc.                  97                               bureau in Rocky
                                                                    Mountain region
 GG Pulley &                                          100%
 Associates,    Inc.      July  97 - Present                        Markets image and
                                                                    item processing
                                                      100%          products and
 Financial Software         September  97 -                         services
   Systems, Inc.                Present                             Markets payroll
                                                      100%          software and
                                                                    services
 Vertex, Inc.               December  97 -
                                Present                             Markets teller
                                                                    software and
                                                                    services

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

The Company paid a 50% stock dividend March 3, 1992, March 8, 1993, and March 13, 1997. It also paid a 33 1/3% stock dividend March 10, 1994. These, combined with new shares issued under stock options exercised and shares issued to purchase businesses, have increased the total number of shares of common stock outstanding to 18,955,217 as of August 14, 1998.

EMPLOYEES
As of August 14, 1998 the Company had 605 full-time employees. The Company's employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. The Company considers its employee relations to be good.



ITEM 2.     PROPERTIES

The Company owns approximately 132 acres located in the town of Monett, MO on which it maintains four existing office buildings, two maintenance buildings and a print shop. It also owns a building in Houston, TX which houses its CommLink unit. The Company owns an office building in Angola, IN. Office space owned totals approximately 59,000 square feet. Leased office facilities in various cities in the United States total approximately 87,000 square feet.

The Company owns five aircraft which are utilized for business purposes. Many of the Company's customers are located in communities which do not have easily accessible commercial airline service. The Company uses its airplanes in connection with installation, maintenance and sales of its systems. Transportation costs for installation and other customer services are billed to the Company's customers. The Company leases property, which includes real estate, a hangar, and related facilities at the Monett, MO municipal airport. In addition, JHA leases a smaller plane for shorter flights and fewer passengers.

ITEM 3.     LEGAL PROCEEDINGS

As in prior years, the Company is subject to various routine legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ - National Market System under the symbol JKHY . The following table shows the reported closing sales prices for the common stock during the last two fiscal years. Prices and cash dividends have been adjusted for stock dividends as appropriate.

                                    FISCAL 1998
                   HIGH                        LOW

                                   First Quarter      $30.25         $22.00
                                   Second Quarter      28.13          22.75
                                   Third Quarter       36.75          24.75
                                   Fourth Quarter      38.88          29.00

                                    Fiscal 1997


                                   First Quarter      $24.08         $16.67
                                   Second Quarter      27.83          20.25
                                   Third Quarter       27.17          20.63
                                   Fourth Quarter      24.75          17.50

Cash dividends of $.0467 per share were paid on September 24, 1996 and December 10, 1996. A cash dividend of $.053 was paid March 13, 1997. Cash dividends of $.055 were paid on May 28, 1997, September 23, 1997 and December 9, 1997. Cash dividends of $.065 were paid on March 12, 1998 and May 27, 1998. Further, a cash dividend of $.065 per share was declared on August 25, 1998, payable September 24, 1998 to stockholders of record on September 8, 1998.

The Company established a practice of paying quarterly dividends at the end of FY 1990. Payment of dividends will continue to be at the discretion of the Board of Directors and will depend, among other factors, upon the earnings, capital requirements, and operating and financial condition of the Company. The Company does not foresee any changes in its dividend practices in the immediate future.

As of August 20, 1998, there were 7,262 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $44.00 per share.



ITEM 6. SELECTED FINANCIAL DATA

                         Selected Financial Information
                  (In Thousands, Except Per Share Information)

                                  YEAR ENDED JUNE 30,

 INCOME STATEMENT DATA                  1998      1997      1996      1995       1994

 Gross revenue (1)                  $113,423   $82,600   $67,558   $46,124    $38,390

 Income from continuing opera-      $ 22,237   $15,755   $12,268   $ 7,978    $ 6,259
 tions
 Loss from discontinued oper
 ations (2)                         $   (668)  $   (450)  $(2,620)       -          -

 Net income                         $ 21,569   $15,305   $ 9,648   $ 7,978    $ 6,259

 Income (loss) per share (3):

   Continuing operations            $   1.13   $   .83   $   .65   $   .44    $   .35
   Discontinued operations          $   (.04)  $  (.03)  $ (.14)         -          -


   Net income                       $   1.09   $   .80    $  .51   $   .44    $   .35


 Dividends declared per share       $    .24   $   .20    $  .17   $   .15     $  .13

                                   JUNE 30,


 BALANCE SHEET DATA                   1998        1997      1996      1995       1994

 Working capital                   $  29,878   $15,490   $ 6,895   $  (666)   $11,181

 Total assets                       $115,286   $82,069   $60,401   $58,721    $38,347

 Long-term debt                            -         -         -         -          -

 Stockholders' equity              $  73,500   $52,782   $37,418   $29,484    $23,650

Notes:

(1) Gross revenue includes software licensing and installation revenues; support revenues; and hardware sales; less sales returns and allowances.

(2) Losses from discontinued operations are reported as such from the appropriate date.

(3) Per share data have been adjusted to reflect the 50% stock dividends paid in prior years and are the diluted numbers required by FASB 128.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Introduction - All of the revenues (and costs and expenses) in the statements of income relate to JHA's continuing operations, i.e., the installation and support of banking software systems that JHA developed and the marketing of the JHA software along with computer hardware manufactured by others to provide a complete data processing system for in-house or outsourced operations in finan-cial institutions.

The Company has established a Year 2000 (Y2K) Committee. This Committee has prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors has reviewed and approved the Plan as required by the banking regulators of all service bureau providers. The Company believes the products it currently sells to be Y2K ready and that the majority, if not all, of its internal systems will be Y2K ready by March 31, 1999. The estimated cost of the above efforts is not reasonably determinable at the current time and is not expected to be material to the Company s financial position or results of operations.

Total revenues, presented in the statements of income, include software licensing and installation revenues; maintenance/support and services revenues; and hardware sales and commissions which includes revenues from the sale of forms and supplies.

Business operations for FY '98 and '97 continue to reflect JHA's success in its market niche. JHA s approach of expanding its product and service offerings to provide a top quality, comprehensive data processing installation for its customers helps to drive its success. Results of operations for JHA's banking system business in each of the last two fiscal years are discussed separately below.


FY  98

REVENUE - The Company continued significant growth with each major component of revenue contributing to the record $113.4 million, - a 37% increase over FY 97. Continued demand for the Company s core products and related hardware was a driving force in the revenue growth. Acquisitions, electronic transaction fees, service bureau, forms sales and customer support fees also contributed to the significant growth with increases at similar levels.

COST OF SALES - Cost of sales increased 35%, reflecting the strong revenue growth. Cost of hardware increased 38% while cost of services only increased 33%, both mirroring the related revenue.

GROSS PROFIT - Gross profit increased 39%, relatively consistent with the revenue growth. Minor changes in product mix helped to improve the gross margin to 51% - a 1% increase above FY 97.

OPERATING EXPENSES - The 39% increase in operating expenses was consistent with the increase in gross profit. The selling and marketing increase of 29% was directly related to the increase in revenues. Research and development costs experienced the largest increase at 53%. General and administrative costs increased by 49%, supporting the overall growth of the Company and acquisitions.

OTHER INCOME - Other income rose 88% over last year, primarily due to the increased amount of invested funds throughout the current year compared to last year.

DISCONTINUED OPERATIONS - The Company incurred a $668,000 loss from discontinued operations, a $218,000 increase compared to last year. Several issues which were raised during negotiations for the sale of BankVision caused a delay in the Company s plan for disposing of this subsidiary. These issues have now been addressed. The Company is currently honoring commitments to existing customers and anticipates final resolution regarding its discontinued operations by June 30, 1999.

FY '97

REVENUE - The Company continued great strides forward with each major component of revenue contributing to the record $82.6 million, - a 22% increase.
Increased demand for the Company s flagship products continued to be a driving force in the revenue growth. Other significant growth contributors were electronic transaction fees, service bureau and customer support fees - all increasing at similar levels.

COST OF SALES - Cost of sales increased 22%, equaling the rate of revenue growth. Cost of hardware increased 26% while cost of services only increased 18%.

GROSS PROFIT - Gross profit increased 22%, consistent with the revenue increase. This change helped to keep the gross margin at 50%, the same level as FY 96.

OPERATING EXPENSES - The 17% increase in operating expenses was favorable when compared to the revenue and gross profit increase. The selling and marketing increase (21%) was directly related to the increase in revenues.

OTHER INCOME - Other income rose 27% over last year, primarily due to the increased amount of invested funds throughout the year than was the case the previous year.

DISCONTINUED OPERATIONS - The Company incurred a $450,000 loss from discontinued operations, down significantly from last year. Due to a planned sale not closing within the expected timeframe, the Company continued to support and maintenance with its existing customers.




                               FINANCIAL CONDITION


Liquidity - JHA's liquidity position (cash plus short-term investments minus working capital borrowings) at June 30, 1998 increased significantly to $26,523,000 versus $13,867,000 last year. The Company generated significantly higher cash flows from operations, but the additional outlays for capital expenditures (some of which resulted from acquisitions) and dividends held liquidity growth to its current level. Working capital increased significantly from $15,490,000 last year to $29,878,000 in the current year.

The Company believes its liquid assets on hand and those generated from operations are sufficient to meet its cash requirements for FY '99. Cash and investments are expected to increase during the first quarter of FY '99 as the annual software maintenance billings in trade receivables at June 30, 1998 are collected. The Company expects to utilize its $5,000,000 credit line minimally during the next fiscal year.

Capital Requirements and Resources - JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures of $7,755,000 were made for expansion of facilities and additional equipment to provide for the Company's current and future growth. The most significant individual outlays were for upgrades and additions to the corporate aircraft. The Company has no long-term debt and anticipates capital expenditures could approach $10,000,000 during the next fiscal year. These will be paid with funds from operations.

Subsequent to June 30, 1998, the Company's Board of Directors declared a cash dividend of $.065 per share on its common stock payable on September 24, 1998 to stockholders of record as of September 8, 1998. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable.



ITEM 7A.  QUANTITATIVES AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.




ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements


Independent Auditors' Report................................13

Independent Accountants' Report.............................14

Financial Statements:

           Consolidated Statements of Income,
           Years Ended June 30, 1998, 1997 and 1996.........15

           Consolidated Balance Sheets,
           June 30, 1998 and 1997...........................16

           Consolidated Statements of Changes in Stockholders' Equity,
           Years Ended June 30, 1998, 1997 and 1996.........17

           Consolidated Statements of Cash Flows,
           Years Ended June 30, 1998, 1997 and 1996.........18

           Notes to Consolidated Financial Statements.......19

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                          INDEPENDENT AUDITORS' REPORT
To the Board of Directors of
   Jack Henry & Associates, Inc.:


We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the "Company") as of June 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP



August 18, 1998
St Louis, Missouri











                         Independent Accountants  Report


Board of Directors
Jack Henry & Associates, Inc.
Monett, Missouri


We have audited the accompanying consolidated statements of income, changes in stockholders equity and cash flows of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES for the year ended June 30, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES for the year ended June 30, 1996, in conformity with generally accepted accounting principles.




                              Baird, Kurtz & Dobson


August 22, 1996
Joplin, Missouri





                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                                YEAR ENDED JUNE 30,
                                                            1998         1997     1996
REVENUES
  Software licensing & installation                       $ 32,988    $ 22,955   $ 18,111
  Maintenance/support & service                             35,444      27,433     22,595
  Hardware                                                  44,991      32,212     26,852
     Total                                                $113,423    $ 82,600   $ 67,558

COST OF SALES

  Cost of hardware                                        $ 30,832    $ 22,397   $ 17,764
  Cost of services                                          24,798      18,679     15,829
     Total                                                $ 55,630    $ 41,076   $ 33,593

GROSS PROFIT                                              $ 57,793    $ 41,524   $ 33,965

OPERATING EXPENSES
  Selling and marketing                                   $ 11,804     $ 9,162    $ 7,573
  Research and development                                   3,132       2,045      1,775
  General and administrative                                 9,081       6,076      5,411
     Total                                                $ 24,017    $ 17,283   $ 14,759

OPERATING INCOME FROM CONTINUING OPERATIONS               $ 33,776    $ 24,241   $ 19,206
  Percent of total revenue                                   29.7%       29.3%     28.4%


OTHER INCOME
  Interest                                                 $ 1,221    $    660   $    541
  Other, net                                                   367         186        126
     Total                                                 $ 1,588    $    846   $    667

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     $ 35,364    $ 25,087   $ 19,873

PROVISION FOR INCOME TAXES                                  13,127       9,332      7,605

INCOME FROM CONTINUING OPERATIONS                         $ 22,237    $ 15,755   $ 12,268

LOSS FROM DISCONTINUED OPERATIONS                         $    668    $    450   $  2,620

NET INCOME                                                $ 21,569    $ 15,305    $ 9,648

Diluted earnings per share:
Income from continuing operations                         $   1.13   $     .83  $    .65
Loss from discontinued operations                         $    .04   $     .03  $    .14
Net income per share                                      $   1.09   $     .80  $    .51

Diluted weighted average shares outstanding                 19,761      19,072    18,726


Basic earnings per share:
Income from continuing operations                         $   1.18   $     .88  $    .69
Loss from discontinued operations                         $    .04   $     .03  $    .15
Net income per share                                      $   1.14   $     .85  $    .55

Basic weighted average shares outstanding                   18,850      17,977    17,656

See notes to consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         JUNE 30,
ASSETS                                                              1998         1997
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 23,306      $ 7,948
   Investments                                                      3,217        5,919
   Trade receivables                                               36,826       22,703
   Income taxes receivable                                              -        1,982
   Prepaid expenses and other                                       5,789        4,177

       Total                                                     $ 69,138      $42,729


PROPERTY AND EQUIPMENT, net                                      $ 26,855      $21,869

OTHER ASSETS:
   Intangible assets, net of amortization                        $ 15,272      $15,469
   Computer software                                                2,838        1,226
   Other non-current assets                                         1,183          776

       Total                                                     $ 19,293      $17,471

       Total assets                                              $115,286      $82,069


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $  6,854      $ 2,911
   Accrued expenses                                                 3,968        3,648
   Accrued income taxes                                               136            -
   Deferred revenues                                               28,302       20,680

       Total                                                     $ 39,260      $27,239

DEFERRED INCOME TAXES                                               2,526        2,048

       Total liabilities                                         $ 41,786      $29,287

STOCKHOLDERS' EQUITY:
   Preferred stock; $1 par value; 500,000 shares authorized;
      none issued                                                       -            -
   Common stock; $.01 par value; 50,000,000 shares authorized;
     shares issued 1998 - 18,950,527; 1997 - 18,532,719               189          185
   Less treasury shares; 1997 - 15,410                                  -         (293)
   Additional paid-in capital                                      18,599       14,744
   Retained earnings                                               54,712       38,146

       Total stockholders' equity                                $ 73,500      $52,782

       Total liabilities and stockholders' equity                $115,286      $82,069

See notes to consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)


                                                            YEAR ENDED JUNE 30,
                                                      1998           1997         1996
PREFERRED SHARES (500,000 AUTHORIZED):                      -             -           -
COMMON SHARES (50,000,000 AUTHORIZED):
   Shares, beginning of year                       18,532,719    11,867,593    11,732,028
   Shares issued upon exercise of stock options       104,465       618,750       133,242
   Shares issued for Employee Stock Purchase            5,926         1,659         2,323
    Plan
   Shares issued for acquisitions                     307,417        56,144            -
   Stock dividend                                           -     5,988,573            -
                                                   18,950,527    18,532,719   11,867,593

   Less: Held in treasury                                   -       (15,410)           -

       Shares, end of year                         18,950,527    18,517,309   11,867,593
COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year                         $   185       $   119      $   117
   Shares issued upon exercise of stock options             1             5            2
   Shares issued for acquisitions                           3             1            -
   Stock dividend                                           -            60            -

       Balance, end of year                           $   189       $   185      $   119
ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year                         $14,744       $10,711      $ 9,425
   Shares issued upon exercise of stock options         1,286         2,788          (37)

   Shares issued for Employee Stock Purchase              176            42           63
   Plan
   Shares issued for acquisitions                       1,617          (306)           -
   Stock dividend                                           -           (60)           -
   Sale of treasury stock                                   -          (451)           -
   Tax benefit on exercise of options                     776         2,020        1,260

       Balance, end of year                           $18,599      $ 14,744      $10,711
TREASURY STOCK:
   Balance, beginning of year                         $  (293)      $     -      $     -
   Purchases of treasury stock                              -        (7,469)      (1,604)
   Sales of treasury stock                                  -         6,871        1,604
   Shares issued for acquisitions                         293           305            -


       Balance, end of year                           $     0       $  (293)     $     -

RETAINED EARNINGS:
   Balance, beginning of year                         $38,146       $26,588      $19,942
   Retained deficit of acquired businesses               (475)         (116)           -
   Net income                                          21,569        15,305        9,648
   Dividends (1998 - $.24 per share; 1997 - $.28
   per share; 1996 - $.26 per share)                   (4,528)       (3,631)      (3,002)
       Balance, end of year                           $54,712       $38,146      $26,588

TOTAL STOCKHOLDERS' EQUITY                            $73,500       $52,782      $37,418

See notes to consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                       YEAR ENDED JUNE 30,
                                                  1998        1997       1996
CASH FLOWS - OPERATING ACTIVITIES:
   Cash received from customers                 $106,955    $ 80,673   $ 68,726
   Cash paid to suppliers and employees          (72,801)    (53,922)   (47,637)
   Interest received                               1,436         755        619
   Income taxes paid, net                         (9,821)     (7,875)    (6,637)
   Other, net                                        100        (151)      (400)

      Net cash provided by continuing operating
        activities                              $ 25,869    $ 19,480   $ 14,671

CASH FLOWS FROM DISCONTINUED OPERATIONS         $ (1,075)   $   (819)  $  (151)



CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property & equipment   $     76    $     13   $     15
   Capital expenditures                           (7,755)    (10,313)    (5,017)
   Purchases of investments                       (3,165)     (5,887)    (2,057)
   Proceeds from sales of investments              5,800       3,002      4,500
   Purchases of customer contracts                     -         (33)    (6,767)
   Computer software development cost               (281)       (191)      (441)
   Business acquisitions, net of cash acquired      (892)       (282)         -
       Net cash used in investing activities     $ (6,217)   $(13,691)  $(9,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable           $   (154)   $   (129)        -
   Proceeds from issuance of common stock
    upon exercise of stock options                  1,463       1,532     1,382
   Dividends paid                                  (4,528)     (3,631)   (3,002)
   Purchases of treasury stock                          -      (5,392)   (1,604)
   Proceeds from sale of treasury stock                -       5,646          -

      Net cash used in financing activities     $ (3,219)   $ (1,974)  $ (3,224)

NET INCREASE IN CASH AND CASH EQUIVALENTS       $ 15,358    $ 2,996    $  1,529

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       7,948       4,952      3,423

CASH AND CASH EQUIVALENTS, END OF YEAR          $ 23,306    $  7,948   $  4,952


See notes to consolidated financial statements.

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software customization services necessary for a financial institution to install a JHA software system. JHA also provides continuing support and maintenance services to customers using the system.

CONSOLIDATION
The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries: Jack Henry International, Ltd., BankVision Software, Ltd., CommLink Corp., G.G. Pulley & Associates, Inc. and Vertex, Inc. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION
The Company's various sources of revenue and the methods of revenue recognition are as follows:

     SOFTWARE LICENSING FEES - Initial licensing fees are recognized upon delivery of the unmodified software.  Monthly software usage charges are recognized ratably
over                                           the contract period.
     SOFTWARE INSTALLATION AND RELATED SERVICES - Fees for these services are recognized as the services are performed on hourly contracts and at
     completion on fixed-fee                                      contracts.
     PRODUCT MAINTENANCE/SUPPORT FEES - Fees from these contracts are recognized
ratably                              over the life of the contract.
     HARDWARE - Revenues from sales of hardware are recognized upon direct shipment by the supplier to the Company s customers. Hardware maintenance revenues are also included. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales.

DEFERRED REVENUES

Deferred revenues consist primarily of prepaid annual software and hardware maintenance fees. Nonrefundable software and hardware deposits are also reflected as deferred revenues.

COMPUTER SOFTWARE DEVELOPMENT

The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which customer installations begin. The capitalized costs, which include salaries and related expenses, equipment/facility costs and other direct expenses, are amortized to expense based on estimated revenues over the estimated product life (generally five years).



INCOME PER SHARE

Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per share to the extent they are dilutive.


CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

The Company invests its cash primarily in U.S. government securities.

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

The Company s reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

INCOME TAXES

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

NOTE 2:  INVESTMENTS

The amortized cost and approximate fair values of held-to-maturity securities at June 30, 1998 and 1997 is included in the following table. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

                                             (In Thousands)


                                           1998         1997

       U.S. treasury notes                $3,101       $5,808
       Accrued interest                      116          111
           Total                          $3,217       $5,919
/TABLE

NOTE 3:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for held-to-maturity securities are based on quoted market prices (See Note 2). For all other financial instruments, including amounts receivable and payable, fair values approximate carrying value.



NOTE 4:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
                                  (In Thousands)
                                     June 30,          Estimated
                                1998          1997    useful life

Land                           $   699      $   434
Land Improvements                  707          519     5-20 years
Buildings                        5,726        3,735    25-30 years
Equipment and furniture         20,578       14,580      5-8 years
Aircraft                        10,536       10,472     8-10 years
                               $38,246      $29,740
Less accumulated depreciation   11,391        7,871
Property and equipment, net    $26,855      $21,869

NOTE 5:  OTHER ASSETS


Following is an analysis of intangible assets:

                                                                  (In Thousands)

                                                                Year ended June 30,
                                                                  1998          1997

Balance, beginning of year                                      $15,469        $16,805
Excess purchase price over net assets acquired                    1,339            318
Amortization                                                     (1,536)        (1,654)
Balance, end of year                                            $15,272        $15,469

Computer software includes the unamortized cost of software products developed or acquired by the Company which were required to be capitalized by generally accepted accounting principles. The costs are amortized over an estimated economic benefit period, generally five years. Following is an analysis of the computer software costs:

                                                                 (In Thousands)

                                                                 Year ended June 30,
                                                                  1998          1997

Balance, beginning of year                                       $1,226        $1,375
Software development costs capitalized                              281           191
Software acquired                                                 1,845             -
Amortization                                                       (514)         (340)
Balance, end of year                                             $2,838        $1,226



NOTE 6:  LINE OF CREDIT

The Company has a line of credit with First State Bank of Purdy at June 30, 1998, for $5 million as described below. It also had lines of credit with the same bank at June 30, 1997. There were no amounts outstanding under the lines at June 30, 1998, or 1997. Utilization of the lines was minimal during each of the last three fiscal years.

The line of credit is payable upon demand or March 31, 1999, and is secured by $1 million of investments with the remainder unsecured. Borrowings under the line bear interest at a floating prime rate, 8.5% at June 30, 1998.



NOTE 7: INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:

                                                           (In Thousands)

                                                        Year ended June 30,
                                                 1998            1997            1996
Current:
   Federal                                    $11,536            $8,184          $6,588
   State                                        1,113               832             593
   Foreign                                          -                 -               -
Deferred:
   Federal                                        431               291             374

   State                                           47                25              50
                                              $13,127            $9,332          $7,605

Effective tax rate                                37%               37%             38%

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                   (In Thousands)

                                                  Year ended June 30,
                                                 1998            1997

Deferred tax assets:

  Carryforwards (operating losses, capi
   tal losses, credits, etc.)                 $   112          $   126
  Expense reserves (bad debts, insur-
   ance, franchise tax, vacation, etc.)           524              397
                                                  636              557
Deferred tax liabilities:
  Excess tax depreciation                      (2,983)          (2,207)
  Excess tax amortization                        (158)            (398)
  Other, net                                      (21)               -
                                               (3,162)          (2,605)

Net deferred tax liability                    $(2,526)         $(2,048)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

S><C

                                                        Year ended June 30,
                                                1998             1997            1996
Computed "expected" tax expense
  (benefit)                                      35%              35%            35%
Increase (reduction) in taxes resulting
from:
    State income taxes, net of federal            3%               3%
     income tax benefits                                                          3%
    Research & Development Credit                (1%)             (1%)            -
    Nondeductible excess purchase price           -                -              1%
    Other                                         -                -             (1%)
                                                 37%              37%            38%

The Company has available at June 30, 1998, unused capital loss carryforwards of $181,000 which expire in 1999.


NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Adequate reserves (which are insignificant at June 30, 1998, and 1997) are maintained for potential credit losses.

In addition, the Company purchases most of its computer equipment (hardware) for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials.

NOTE 9:  STOCK OPTION PLANS

The Company has two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

The 1996 SOP was adopted by the Company October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 2.5 years. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value at the grant date. The options terminate upon termination of employment, three months after retirement, one year after death or ten years after grant.

The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 300,000 shares of common stock have been reserved for issuance under this plan with a maximum of 75,000 for each director.

A summary of the activity of all of the Company's stock option plans is:

                                                  Year ended June 30,
                                            1998      1997           1996
Options outstanding, beginning of
  year:                                  1,420,541   1,352,612     1,027,278
Options issued                             796,158      64,500       530,500
Options exercised                         (104,465)   (679,125)     (205,166)
Options terminated                         (12,000)    (18,750)            -
Increase in options outstanding due
 to 50% stock dividend                           -     676,304             -

Options outstanding, end of year:        2,100,234   1,395,541     1,352,612
Currently exercisable                    1,462,276   1,358,042       975,611


Range of exercise price for                 $ 1.25     $  1.25       $ 1.875
options outstanding
                                        to $34.375  to  $27.00    to $26.875


Range of exercise price for                 $ 3.50     $  1.25       $  1.25
options exercised
                                        to $24.125  to $17.917      to $9.75





Following is an analysis of stock options outstanding (O) and exercisable (E) as of June 30, 1998


RANGE OF EXERCISE                              WEIGHTED-AVERAGE     WEIGHTED-
AVERAGE          PRICES                 SHARES            REMAINING CONTRACTUAL
 EXERCISE PRICE
                                                LIFE IN YEARS

                      O            E                 O                O           E

    $ 1 to 7       531,929       531,929             5.2           $ 4.87      $ 4.87

      8 to 18      715,797       715,797             7.0            14.61       14.61
     19 to 23       54,500        42,000             8.6            20.26       20.63

     24 to 25      648,350       127,550             9.3            24.13       24.13

     25 to 35      149,658        45,000             9.6            29.27       26.31

    $ 1 to 35    2,100,234     1.462,276            7.50           $16.31      $12.43


 OPTIONS
 CANCELED:

   FISCAL YEAR   RANGE OF      SHARES           WEIGHTED-AVERAGE
                 EXERCISE                       EXERCISE PRICE
                 PRICE

      1998       $24 to 25     12,000           $24.13


      1997       $13 to 18     15,000           $17.92



      1996       $ 7 to 12      3,750           $ 9.75

As permitted under SFAS 123, the Company has elected to continue to follow APB 25 in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model.



The Company s pro forma information for continuing operations follows:

                                                   1998       1997        1996

 Net income                     As reported      $ 22,237   $ 15,755   $ 12,268

                                Pro forma        $ 20,182   $ 15,524   $ 10,382

 Diluted earnings per share     As reported      $   1.13   $    .83   $    .65
                                Pro forma        $   1.02   $    .81   $    .55


Assumptions:
 Expected life (years)                               2.55       2.16       2.16

 Volatility                                            52%        40%        40%

 Risk free interest rate                              5.7%       6.1%       5.9%
 Dividend yield                                        .6%        .7%        .7%

NOTE 10: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

401(k) Employee Stock Ownership Plan - The Company has a 401(k) Employee Stock Ownership Plan ("ESOP") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company has the option of making a discretionary contribution to the Plan, however, none has been made for any of the three most recent fiscal years. The total expense related to the Plan was $827,000, $617,000, and $549,000 for 1998, 1997, and 1996, respectively.

NOTE 11:  RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS TO NET CASH
                       PROVIDED BY CONTINUING OPERATING ACTIVITIES

A reconciliation of income from continuing operations to net cash provided by continuing operating activities is as follows:

                                                        Year ended June 30,
                                                      1998       1997      1996
                                                             (In Thousands)
Income from continuing operations                  $22,237    $15,755     $12,268
  Adjustments to reconcile income from
   continuing operations to net cash provided by
   operating activities:
    Depreciation and amortization                    5,105      4,071       3,562
    Provision for deferred income taxes                478        316         424
    (Gain)loss on sale of fixed assets                  22         (4)          3
    Other, net                                          67         91          81
  (Increase) decrease in assets:
    Trade receivables                               (11,352)   (5,721)        760
    Prepaid expenses and other                      (1,537)      (987)     (1,424)

  Increase (decrease) in liabilities:
    Accounts payable                                 3,197        601      (2,903)
    Accrued expenses                                    81        755       1,825
    Income taxes                                       872          0        (843)
    Deferred revenues                                6,699      4,603         918
     Total adjustments                             $ 3,632    $ 3,725     $ 2,403
     Net cash provided by continuing operating     $25,869    $19,480     $14,671
      activities

NOTE 12:  DISCONTINUED OPERATIONS

In the last quarter of 1996, the Company decided to discontinue the operations of its BankVision Software, Ltd. subsidiary (BankVision) which it planned to sell by December 31, 1996. The estimated loss on disposal recorded in 1996 consisted of the following:

Estimated loss on sale, net of applicable income tax benefit        $2,390,000
Operating losses from April 1, 1996, through June 30, 1996, net of
income tax benefit of $78,000                                       $  130,000
Estimated operating losses from July 1, 1996, to anticipated dis-
posal date, net of income tax benefit of $38,000                    $  100,000
                                                                    $2,620,000

The planned sale of BankVision was not concluded as of June 30, 1998. Thus, additional losses of $668,000 and $450,000 were reported for the discontinued BankVision unit for the years ended June 30, 1998 and 1997, respectively. Several issues which were raised during negotiations for the sale of BankVision caused a delay in the Company s plan for disposing of this subsidiary. These issues have now been addressed. The Company is currently honoring commitments to existing customers and anticipates final resolution regarding its discontinued operations by June 30, 1999.

NOTE 13:  BUSINESS ACQUISITIONS

POOLING OF INTERESTS TRANSACTIONS

The Company acquired all the outstanding shares of G. G. Pulley & Associates, Inc. on July 1, 1997, for $5,000,000 in Company stock.

The Company acquired all the outstanding shares of Financial Software Systems, Inc. on September 2, 1997, for $600,000 in Company stock.

The Company acquired all the outstanding shares of Liberty Banking Services, Inc. on September 1, 1996, for $2,000,000 in Company stock.

Prior year financial statements have not been restated for the effect of the pooling transactions because of the insignificance of the related amounts.

PURCHASE TRANSACTIONS

On December 12, 1997, the Company acquired all the outstanding shares of Vertex, Inc. common stock for $1,905,000 in Company stock and $1,095,000 in cash.

The Company purchased the remaining shares in Central Interchange, Inc. that it didn't already own (81%) on September 1, 1995, for $250,000 in Company stock.

The consolidated operations of the Company include the operations of the acquirees from their acquisition dates for acquisitions accounted for as purchases and from the beginning of the year for acquisitions accounted for as a pooling of interests. Unaudited Pro Forma consolidated operations assuming the purchase transactions were made at the beginning of the year are shown below:

                                               1998        1997        1996
                                                     (In Thousands)

Net revenues                                 $113,870     $83,301      $67,661
Income from continuing operations            $ 21,911     $15,276      $12,262
Loss from discontinued operations            $    668     $   450      $ 2,620
Net income                                   $ 21,243     $14,826      $ 9,642
Income from continuing operations per share  $   1.11    $   .80       $   .65
Net income per share                         $   1.07    $   .78       $   .51




The Pro Forma results are not necessarily indicative of what would have occurred had the acquisitions been on these dates, nor are they necessarily indicative of future operations. Pro Forma data reflect the adjusted amortized excess purchase price over net assets acquired. No adjustments were made to reflect the combined impact of operations on income tax expense of the separate companies.


NOTE 14: SUBSEQUENT EVENTS

On June 26, 1998, the Company entered into an agreement to acquire Hewlett Computer Services, Inc., a Texas corporation ( HCS ), through a merger agreement effective July 1, 1998 ( the merger ). HCS was a privately owned company engaged in the business of providing a variety of service bureau options to community banks. Pursuant to the merger, all outstanding shares of the capital stock of HCS were purchased for $2,250,000 in cash. The transaction will be accounted for using the purchase method of accounting.

After the close of business on August 18, 1998, the Company entered a definitive agreement to acquire Peerless Group, Inc. (NASDAQ:PLSS), through a merger agreement expected to close in the fourth calendar quarter of 1998, pending regulatory and PLSS shareholder approval. PLSS is a publically owned company that installs and supports integrated information systems for community banks and credit unions throughout the United States. The price is approximately $36 million or $7.25 per Peerless Group share. Peerless Group generated profits of $1.9 million on revenues of $30.1 million in calendar 1997.


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

Baird, Kurtz & Dobson s report on the financial statements of the Company for the fiscal year ending June 30, 1996, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended June 30, 1996, and the subsequent interim period preceding its dismissal, there were no disagreements with Baird, Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Baird, Kurtz & Dobson would have caused that firm to make reference in connection with its report to the event or subject matter of the disagreement.








                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information under the captions "Election of Directors" and "Executive Officers and Significant Employees" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 11.  EXECUTIVE COMPENSATION

See the information under the captions "Executive Compensation"; "Compensation Committee Report"; and "Company Performance" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the captions "Stock Ownership of Certain Stockholders and "Election of Directors" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

  (1)  Financial Statements:

The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Accountants thereon appear under
Item 8 of this Report:

  -  Independent Auditors  Report.
  -  Independent Accountants' Report.
  - Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996.
  -  Consolidated Balance Sheets as of June 30, 1998 and 1997.
  - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996.
  - Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.
  -  Notes to Consolidated Financial Statements.

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


*Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3)
to Form   10-K.


(3)  Articles of Incorporation and Bylaws

     Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

  3.1 Certificate of Incorporation attached as Exhibit 3.1 to the Company s Registration Statement on Form S-1, filed November 17, 1985.
  3.2     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 4 to the Company s Quarterly Report on Form 10-Q for the Quarter ended December 31, 1987.
  3.3     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 3.1 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1993.
  3.4 Amended and Restated Bylaws attached as Exhibit A to the Company s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.
  3.5     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 3.5 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1997.
  3.6 Certificate of Amendment of Certificate of Incorporation (attached hereto).

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

          10.5 Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors, attached as Exhibit 10.8 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1996.

          10.6 The Company s 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1997.

          10.7 The Agreement and Plan of Merger regarding acquisition of Peerless Group, Inc., dated August 18, 1998 (attached hereto).

  (21)    Subsidiaries of the Registrant

          A list of the Company's subsidiaries is attached hereto as Exhibit 21.

  (23)    Consents of Experts and Counsel
          Consents of Independent Accountants are attached hereto as Exhibit 23A and 23B.

(b)  Reports on Form 8-K:

          None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September, 1998.

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

SIGNATURE                          CAPACITY                DATE

/s/ Michael E. Henry               Chairman of the         September 25, 1998
Michael E. Henry                   Board and Chief
                                   Executive Officer
                                   and Director

/s/ Michael R. Wallace             President, Chief        September 25, 1998
Michael R. Wallace                 Operating Officer
                                   and Director


/s/ John W. Henry                  Vice Chairman, Senior   September 25, 1998
John W. Henry                      Vice President and
                                    Director


/s/ Jerry D. Hall                  Executive Vice          September 25, 1998
Jerry D. Hall                      President and
                                   Director


/s/ Terry W. Thompson              Vice President,         September 25, 1998
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)


/s/ James J. Ellis                 Director                September 25, 1998
James J. Ellis


/s/ Burton O. George               Director                September 25, 1998
Burton O. George


/s/ George R. Curry                Director                September 25, 1998
George R. Curry







  Exhibit 3.6
                                STATE OF DELAWARE
                           CERTIFICATE OF AMENDMENT OF
                          CERTIFICATE OF INCORPORATION


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

   RESOLVED, that the Certificate of Incorporation of this corporation be amended as follows:

  Article 5.1 shall be deleted in its entirety and the following substituted in lieu thereof:

      5.1: The total number of shares which the Corporation shall have authority to issue is 50,500,000 shares, which shall consist of two classes. One class, designated common stock, shall consist of 50,000,000 shares, each of which shall have a par value of $.01 per share. The other class, designated preferred stock, shall consist of 500,000 shares, each of which shall have a par value of $1.00 per share.

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

  IN WITNESS WHEREOF, said Jack Henry & Associates, Inc. has caused this certificate to be signed by Michael R. Wallace, its President, and Janet E. Gray, its Secretary, this 31st day of October, A.D., 1997.



     By:    /s/ Michael R. Wallace

            Michael R. Wallace, President




     Attest:   /s/ Janet E. Gray

           Janet E. Gray, Secretary
                                                                  Exhibit 10.7

                          AGREEMENT AND PLAN OF MERGER

                                  BY AND AMONG

                          JACK HENRY & ASSOCIATES, INC.

                           PEERLESS ACQUISITION CORP.

                                       AND

                              PEERLESS GROUP, INC.


                                 AUGUST 18, 1998

                                TABLE OF CONTENTS
                                                           Page No.
ARTICLE I       DEFINITIONS                                             1
       Section 1.1   Affiliate                                         1
       Section 1.2   Company Disclosure Schedule                       1
       Section 1.3   Company Shares                                    1
       Section 1.4   Company Stock                                     1
       Section 1.5   Confidential Information                          1
       Section 1.6   Delaware General Corporation Law                  2
       Section 1.7   Documentation                                     2
       Section 1.8   Exchange Act                                      2
       Section 1.9   Exchange Agent                                    2
       Section 1.10 Form S-4                                           2
       Section 1.11 GAAP                                               2
       Section 1.12 Hart-Scott-Rodino Act                              2
       Section 1.13  JHA Shares                                        2
       Section 1.14 Joint Disclosure Document                          2
       Section 1.15 Knowledge                                          2
       Section 1.16 Material Adverse Effect                            2
       Section 1.17 Ordinary Course of Business                        3
       Section 1.18 Person                                             3
       Section 1.19 Pre-Closing Average Price                          3
       Section 1.20 Requisite Company Stockholder Approval             3
       Section 1.21 SEC                                                3
       Section 1.22 Securities Act                                     3
       Section 1.23 Software                                           3
       Section 1.24 Security Interest                                  3
       Section 1.25 Subsidiary                                         4

  ARTICLE II      MERGER                                               4
       Section 2.1   The Merger                                        4
       Section 2.2   Effective Time                                    4
       Section 2.3   The Closing                                       4
       Section 2.4   Effects of the Merger                             4

  ARTICLE III     THE SURVIVING CORPORATION                            4
       Section 3.1   Certificate of Incorporation                      4
       Section 3.2   Bylaws                                            4
       Section 3.3   Directors                                         5
       Section 3.4   Officers                                          5

  ARTICLE IV      CONVERSION OF SHARES AND OPTIONS                     5
       Section 4.1   Conversion of Company Common Stock                5
       Section 4.2   Conversion of Company Options and Warrants        6
       Section 4.3   Procedure for Payment                             7
       Section 4.4   No Fractional Shares                              8
       Section 4.5   Conversion of Newco Stock                         8
       Section 4.6   Closing of Transfer Records                       8

  ARTICLE V          REPRESENTATIONS AND WARRANTIES OF COMPANY         8
       Section 5.1   Organization, Qualification, and Corporate Power  8
       Section 5.2   Capitalization                                    9
       Section 5.3   Subsidiaries                                      9
       Section 5.4   Authorization of Transaction                      9
       Section 5.5   Noncontravention                                  9
       Section 5.6   SEC Reports                                       10
       Section 5.7   Financial Statements                              10
       Section 5.8   Events Subsequent to Most Recent Fiscal
                      Quarter End                                       10
       Section 5.9   Properties                                        11
       Section 5.10  Agreements, Contracts and Commitments             11
       Section 5.11  Employee Benefit Plans; ERISA                     11
       Section 5.12  Proprietary Rights                                11
       Section 5.13  Labor Matters                                     13
       Section 5.14  Undisclosed Liabilities                           13
       Section 5.15  Litigation                                        13
       Section 5.16  Taxes                                             14
       Section 5.17  Brokers  Fees                                     14
       Section 5.18  Year 2000                                         14
       Section 5.19  Compliance with Laws                              14
       Section 5.20  Tax and Accounting Matters                        15
       Section 5.21  Disclosure                                        15
       Section 5.22  Fairness Opinion                                  15

  ARTICLE VI      REPRESENTATIONS AND WARRANTIES OF PARENT
                   AND NEWCO                                            15
       Section 6.1   Organization                                      15
       Section 6.2   Capitalization                                    15
       Section 6.3   Authorization of Transaction                      16
       Section 6.4   Noncontravention                                  16
       Section 6.5   Brokers  Fees                                     16
       Section 6.6   Disclosure                                        16
       Section 6.7   SEC Reports                                       16
       Section 6.8   Events Subsequent to Most Recent Fiscal
                      Quarter End                                       17
       Section 6.9   Litigation                                        17
       Section 6.10  Tax and Accounting Matters                        17
       Section 6.11  Ownership of Newco; No Prior Activities           17
       Section 6.12  Issuance of JHA Shares                            17
       Section 6.13  Undisclosed Liabilities                           17

  ARTICLE VII        ADDITIONAL COVENANTS                              18
       Section 7.1   General                                           18
       Section 7.2   Notices and Consents                              18
       Section 7.3   Preparation of the Joint Disclosure
                      Document and the Form S-4                         18
       Section 7.4   Compliance with the Securities Act                19
       Section 7.5   NASDAQ Quotation                                  19
       Section 7.6   Stockholder Approval                              19
       Section 7.7   Hart-Scott-Rodino Act                             19
       Section 7.8   Pooling of Interests                              20
       Section 7.9   Comfort Letters                                   20
       Section 7.10  Pooling of Interests Opinions                     20
       Section 7.11  Tax-Free Reorganization                           20
       Section 7.12  Operation of Business                             20
       Section 7.13  Full Access and Confidentiality                   21
       Section 7.14  Notice of Developments                            22
       Section 7.15  Exclusivity                                       22
       Section 7.16  Insurance and Indemnification                     22
       Section 7.17  Expenses                                          23
       Section 7.18  Cooperation                                       23
       Section 7.19  Governmental Approvals                            23
       Section 7.20  Obligations of Newco                              23
       Section 7.21  Public Announcements                              23
       Section 7.22  Nasdaq National Market System                     24

  ARTICLE VIII       CONDITIONS TO OBLIGATIONS TO CLOSE                24
       Section 8.1   Conditions to Obligation of Parent and Newco      24
        Section 8.2   Conditions to Obligation of Company               25

  ARTICLE IX         TERMINATION                                       27
       Section 9.1   Termination of Agreement                          27
       Section 9.2   Termination Fee                                   28
       Section 9.3   Effect of Termination                             29

  ARTICLE X           MISCELLANEOUS                                    29
       Section 10.1   Survival                                         29
       Section 10.2   Press Releases and Public Announcements          29
       Section 10.3   No Third Party Beneficiaries                     29
       Section 10.4   Entire Agreement                                 29
       Section 10.5   Succession and Assignment                        29
       Section 10.6   Counterparts                                     29
       Section 10.7   Headings                                         30
       Section 10.8   Notices                                          30
       Section 10.9   Governing Law                                    30
       Section 10.10  Amendments and Waivers                           30
       Section 10.11  Severability                                     31
       Section 10.12  Construction                                     31
       Section 10.13  Incorporation of Exhibits and Schedules          31
       Section 10.14  Cooperation                                      31
       Section 10.15  Submission to Jurisdiction                       31

  INDEX TO EXHIBITS & SCHEDULES

  Exhibit A Form of Certificate of Incorporation of Surviving Corporation
  Exhibit B                Form of Bylaws of Surviving Corporation
  Exhibit C                               Form of Affiliate Letter
  Schedule 1                          Company Disclosure Schedule
  Schedule 2          List of Proprietary and Third-Party Software


                          AGREEMENT AND PLAN OF MERGER

  THIS AGREEMENT AND PLAN OF MERGER (the Agreement ) entered into as of this 18th day of August, 1998 by and among JACK HENRY & ASSOCIATES, INC., a Delaware corporation ( Parent ), PEERLESS ACQUISITION CORP., a Delaware corporation and wholly-owned subsidiary of Parent ( Newco ) and PEERLESS GROUP, INC., a Delaware corporation ( Company ).

  WHEREAS, the Boards of Directors of Parent and Newco and Company deem it advisable and in the best interests of their respective stockholders that Parent acquire Company, and such Boards of Directors have approved the merger (the
 Merger ) of Newco with and into Company upon the terms and subject to the conditions set forth herein; and

  WHEREAS, for federal income tax purposes, this Agreement contemplates a tax-free merger of Newco with and into Company in a reorganization pursuant to
Section 368(a)(1)(A) and (B) of the Internal Revenue Code of 1986, as amended (the Code ); and

  WHEREAS, for accounting purposes, it is intended that the Merger shall be accounted for as a pooling of interests.

  NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, and in order to set forth the terms of the Merger, the parties hereto agree as follows.

                                    ARTICLE I
                                   DEFINITIONS

For purposes of this Agreement, the following terms shall have the following meanings, and additional capitalized terms defined elsewhere in this Agreement shall have such meaning:

  Section 1.1 An Affiliate of any Person means another Person that directly or indirectly, through one or more intermediaries, controls, is controlled by or is under common control with, such first Person.

  Section 1.2 Company Disclosure Schedule means the disclosure schedule prepared by Company.

  Section 1.3  Company Shares  means issued and outstanding shares of Company
Stock.

  Section 1.4  Company Stock  means the Company s common stock par value $.01.

  Section 1.5 Confidential Information means any information concerning the businesses and affairs of Company and its Subsidiaries or Parent and its subsidiaries, as applicable, that is not already generally available to the public.

  Section 1.6 Delaware General Corporation Law means the General Corporation Law of the State of Delaware, as amended.

  Section 1.7 Documentation means Proprietary Documentation and Third Party Documentation, defined as follows:

          1.7.1 Proprietary Documentation means those written materials created by the Company that explain Proprietary Software, were used by Company or its Subsidiaries in the development of Proprietary Software, or represent an interim step in Company s development of Proprietary Software, including, without limitation, logic diagrams, flowcharts, procedural diagrams and algorithms, as well as manuals, training materials, sales materials, error reports and related correspondence and memoranda.

          1.7.2 Third Party Documentation means those written materials owned by Company or its Subsidiaries that explain any Third Party Software or the use thereof.

  Section 1.8 Exchange Act means the Securities Exchange Act of 1934, as amended.

  Section 1.9  Exchange Agent  means UMB Bank, N.A.

  Section 1.10 Form S-4 shall mean that certain Form S-4 filed by Parent with the SEC, which incorporates the Joint Disclosure Document.

  Section 1.11 GAAP means generally accepted accounting principles in the United States as in effect from time to time.

  Section 1.12 Hart-Scott-Rodino Act means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (sometimes referred to as the HSR Act ).

  Section 1.13 JHA Shares shall mean the shares of common stock, par value $.01, of Parent ( Parent Stock ) which holders of Company Shares will receive in exchange for their Company Shares, pursuant to this Agreement.

  Section 1.14 Joint Disclosure Document means the document filed by the Company with the SEC and sent to the holders of record of the Company Shares which includes the Company s definitive proxy statement relating to the Special Company Meeting and Parent s prospectus relating to the issuance of JHA Shares.

  Section 1.15 Knowledge means the actual knowledge of such person after reasonable investigation. When used with respect to Company, on the one hand, or Parent or Newco, on the other hand, Knowledge shall mean the actual knowledge, after reasonable investigation, of those persons identified in the Management section of the most recent Form 10-K of Company or Parent, respectively.

  Section 1.16 Material Adverse Effect with respect to any Person means a material adverse effect on (a) the ability of such Person to perform its obligations under this Agreement or to consummate the transactions contemplated hereby, or (b) the condition (financial or otherwise), assets, liabilities (actual or contingent), results of operations or business of such Person and its subsidiaries taken as a whole.

  Section 1.17 Ordinary Course of Business means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

  Section 1.18 Person means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, a governmental entity (or any department, agency, or political subdivision thereof), or any other form of business organization or any other entity.

  Section 1.19 Pre-Closing Average Price means the average closing price of JHA Shares, as reported on the NASDAQ National Market System by the Wall Street Journal, for the ten (10) consecutive trading days ending on the fifth day prior to the Special Company Meeting held to vote on the Merger.

  Section 1.20 Requisite Company Stockholder Approval means the affirmative vote of the holders of a majority of the Company Shares in favor of this Agreement and the Merger.

  Section 1.21  SEC  means the Securities and Exchange Commission.

  Section 1.22  Securities Act  means the Securities Act of 1933, as amended.

  Section 1.23 Software means Proprietary Software and Third Party Software, defined as follows:

          1.23.1 Proprietary Software means those computer software programs that are owned by Company or its Subsidiaries (in both object code and source code versions) listed on Schedule 2 hereto, including every modification and enhancement thereto that has been created and owned by Company or its Subsidiaries, together with any additional modifications and enhancements thereto created by Company or its Subsidiaries between the date hereof and the Closing Date.

          1.23.2 Third Party Software means those computer software programs separately listed on Schedule 2 (in object code only or both source code and object code) that are owned by third parties and used or sublicensed by Company or its Subsidiaries.

  Section 1.24 Security Interest means any mortgage, pledge, lien, encumbrance, charge, or other security interest, other than (a) mechanic s, materialmen s, and similar liens, (b) liens for taxes not yet due and payable or for taxes that the taxpayer is contesting in good faith through appropriate proceedings, (c) purchase money liens and liens securing rental payments under capital lease arrangements, and (d) other liens arising in the Ordinary Course of Business and not incurred in connection with the borrowing of money.

  Section 1.25 Subsidiary means any corporation or other entity with respect to which Company (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.
                                   ARTICLE II
                                      MERGER

  Section 2.1  The Merger.  At the Effective Time (as hereinafter defined in
Section 2.2 hereof), Newco shall be merged with and into Company on the terms and conditions hereinafter set forth as permitted by and in accordance with the Delaware General Corporation Law. Thereupon, the separate existence of Newco shall cease, and Company, as the surviving corporation ( Surviving
Corporation ), shall continue to exist under and be governed by Delaware General Corporation Law.

  Section 2.2 Effective Time. The Merger shall become effective immediately upon the later of the filing of the Certificate of Merger ( Certificate of Merger ) with the Secretary of State of the State of Delaware or such other time or date as the parties hereto may agree (the Effective Time ). The Surviving Corporation may, at any time after the Effective Time, take any action (including executing and delivering any document) in the name and on behalf of either Company or Newco in order to carry out and effectuate the transactions contemplated by this Agreement.

  Section 2.3 The Closing. The closing of the transactions contemplated by this Agreement (the Closing ) shall take place at the executive offices of the Company, commencing at 9:00 a.m. local time no later than the second business day following the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective parties will take at the Closing itself) or such other place or time and date as the parties may mutually determine (the Closing Date ).

  Section 2.4 Effects of the Merger. The Merger shall have the effects set forth in this Agreement and in the applicable provisions of the Delaware General Corporation Law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all property of Company and Newco shall vest in the Surviving Corporation, and all liabilities of Company and Newco shall become the liabilities of the Surviving Corporation.

                                   ARTICLE III
                            THE SURVIVING CORPORATION

  Section 3.1 Certificate of Incorporation. At the Effective Time, the Certificate of Incorporation of the Surviving Corporation shall be amended to be in the form set forth in Exhibit A, until thereafter changed or amended in accordance with the provisions thereof and applicable law.

  Section 3.2 Bylaws. At the Effective Time, the Bylaws of the Surviving Corporation shall be amended to be in the form set forth in Exhibit B, until thereafter changed or amended in accordance with the provisions thereof and applicable law.

  Section 3.3 Directors. From and after the Effective Time, the members of the Board of Directors of the Surviving Corporation shall consist of the members of the Board of Directors of Newco (as constituted immediately prior to the Effective Time).

  Section 3.4 Officers. From and after the Effective Time, the officers of the Surviving Corporation shall consist of the officers of Newco, as constituted immediately prior to the Effective Time, until the earlier of their resignation or removal or until their respective successors are duly elected and qualified, as the case may be.

                                   ARTICLE IV
                        CONVERSION OF SHARES AND OPTIONS

  Section 4.1 Conversion of Company Common Stock. At and as of the Effective Time, by virtue of the Merger and without any action on the part of Parent, Newco, Company or any holder of any securities thereof:

          4.1.1 All shares of capital stock of Company that are owned directly or indirectly by Parent, Newco, Company or any subsidiary of any of the foregoing immediately prior to the Effective Time (as treasury shares or otherwise) shall be canceled and no Parent Stock or other consideration shall be delivered in exchange therefor.

           4.1.2 Subject to Sections 4.1.3, 4.1.4, 4.1.5 and 4.4, each share of Company Stock, (other than any shares to be canceled pursuant to Section 4.1.1, above) shall be converted into the right to receive 0.16145 fully paid and nonassessable shares (the Conversion Ratio ) of Parent Stock. The Conversion Ratio has been calculated by dividing (i) $7.25 by (ii) the average closing price of JHA Shares, as reported on the NASDAQ National Market System by The Wall Street Journal, for the three (3) consecutive trading days prior to the date of announcement made pursuant to Section 7.21 of the proposed Merger by Company and Parent (the Pre-Announcement Average Price ).

          4.1.3  In the event the Pre-Closing Average Price (as defined in
  Section 1.18) is less than or equal to 85% of the Pre-Announcement Average Price, the Conversion Ratio shall be adjusted to equal the product of (A) (i) 85% of the Pre-Announcement Average Price divided by (ii) the Pre-Closing Average Price, and (B) the Conversion Ratio.

          4.1.4 In the event the Pre-Closing Average Price is greater than or equal to 115% of the Pre-Announcement Average Price, the Conversion Ratio shall be adjusted to equal the product of (A) (i) 115% of the Pre-Announcement Average Price divided by (ii) the Pre-Closing Average Price, and (B) the Conversion Ratio.

          4.1.5 The Conversion Ratio shall be subject to equitable adjustment in the event of any stock split, stock dividend, reverse stock split, or other change in the number of Company Shares outstanding.

Any references to Conversion Ratio hereafter in this Agreement shall be deemed to include any subsequent adjustments required by the terms of 4.1.3, 4.1.4 and 4.1.5, above. No Company Share shall be deemed to be outstanding or to have any rights other than those set forth above in this Section 4.1 after the Effective Time, and each holder of a certificate representing any such shares will cease to have any rights with respect thereto, except to receive the shares of Parent Stock and any cash in lieu of fractional shares of Company Stock to be issued or paid in consideration therefor upon surrender of such certificate in accordance with Sections 4.3 and 4.4.

  Section 4.2   Conversion of Company Options and Warrants.  At the Effective
Time:

          4.2.1 Each then-outstanding option to purchase Company Stock (collectively, the Options ) whether or not then exercisable or fully vested (after giving effect to any provisions that would result in acceleration of vesting of such Options upon the occurrence of the Merger), shall be assumed by Parent and shall constitute an option (a Substitute Option ) to acquire, on terms and subject to conditions no less favorable to the optionee than those that were applicable under such Option, including without limitation term, vesting, exercisability, method of payment, status as an incentive stock option under Section 422 of the Code (if applicable) or as an employee stock purchase plan option under Section 423 of the Code (if applicable), and termination provisions, the number of JHA Shares determined by multiplying the number of shares of Company Stock subject to such Option immediately prior to the Effective Time by the Conversion Ratio, at an exercise price per share equal to the exercise price per share of Company Stock immediately prior to the Effective Time divided by the Conversion Ratio and rounded to the nearest cent; provided, however, that in the case of any Option to which Section 421 of the Code applies by reason of its qualification as an incentive stock option under Section 422 of the Code or as an employee stock purchase plan option under Section 423 of the Code, the conversion formula shall be adjusted if necessary to comply with Section 424(a) of the Code.

            4.2.2 Each then-outstanding warrant to purchase Company Stock (collectively, the Warrants ) shall be assumed by Parent and shall constitute a warrant (a Substitute Warrant ) to acquire, on the same terms and subject to the same conditions as were applicable to such Warrant, including without limitation term, exercisability, and any anti-dilution or other adjustment provisions, the number of JHA Shares determined by multiplying the number of shares of Company Stock subject to such Warrant immediately prior to the Effective Time by the Conversion Ratio, at an exercise price per share equal to the exercise price per share of Company Stock immediately prior to the Effective Time divided by the Conversion Ratio.

          4.2.3 Parent shall take all corporate action necessary to reserve for issuance a sufficient number of JHA Shares for delivery upon exercise of Substitute Options and Substitute Warrants pursuant to the terms set forth in
  Section 4.2.1 and Section 4.2.2, respectively. Within 5 business days after the Effective Time, the JHA Shares subject to Substitute Options issued to holders of Options which were originally issued under employee benefit plans of the Company, as defined in Rule 405 under the Securities Act, will be covered by an effective registration statement on Form S-8 (or any successor form) or another appropriate form and Parent shall use all reasonable efforts to maintain the effectiveness of such registration statement for so long as any Substitute Options are outstanding.

  Section 4.3   Procedure for Payment.

          4.3.1 Immediately after the Effective Time, Parent will deposit, or cause to be deposited with, the Exchange Agent for the benefit of holders of Company Shares, for exchange in accordance with this Article IV, (a) that number of JHA Shares equal to the product of (i) the Conversion Ratio (as adjusted) times (ii) the number of issued and outstanding Company Shares (excluding shares held in treasury) and (b) an estimated amount of cash required to be delivered in exchange for fractional shares of Parent Stock.

          4.3.2 As soon as practicable after the Effective Time, Parent will cause the Exchange Agent to mail a letter of transmittal (with instructions for its use) to each record holder of outstanding Company Shares for the holder to use in surrendering the certificates which represented his or its Company Shares in exchange for a certificate representing the number of JHA Shares to which he or it is entitled.

          4.3.3 As soon as practicable after the Effective Time and after the surrender to the Exchange Agent of any certificate which, prior to the Effective Time, shall have represented any shares of Company Stock (a
   Certificate ) together with such letter of transmittal, duly executed, and such other customary documents as may be required pursuant to such instructions, the holder of such Certificate shall be entitled to receive certificates registered in the name of such person representing the JHA Shares to which such person shall be entitled as described in Section 4.1.2 and cash payable to such person representing payment in lieu of a fraction of any JHA Share, if any, as determined in accordance with Section 4.4 (such cash to be provided in the form of a check).

          4.3.4 If any cash is to be paid to, or certificates representing JHA Shares are to be issued to, a person other than the person in whose name the Certificate surrendered in exchange therefor is registered, it shall be a condition of the payment or issuance thereof that the Certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer and that the person requesting such exchange shall pay to the Exchange Agent any transfer or other taxes required by reason of the payment of cash to a person other than, or the issuance of certificates representing the JHA Shares in any name other than, that of, if any, the registered holder of the Certificate surrendered, or otherwise required, or shall establish to the satisfaction of the Exchange Agent that such tax has been paid or is not payable.

          4.3.5 Parent will not pay any dividend or make any distribution on JHA Shares (with a record date at or after the Effective Time) to any holder of an unsurrendered Certificate until the holder surrenders for exchange of such Certificate. Parent instead will pay the dividend or make the distribution to the Exchange Agent in trust for the benefit of the holder pending surrender and exchange of such Certificate. Parent may cause the Exchange Agent to invest any cash the Exchange Agent receives from the Parent as a dividend or distribution; provided, however, that the terms and conditions of the investments shall be such as to permit the Exchange Agent to make prompt payments of cash to the holders of outstanding Company Shares as necessary. Parent may cause the Exchange Agent to pay over to Parent any net earnings with respect to the investments, and the Parent will replace promptly any cash which the Exchange Agent loses through investments. In no event, however, will any holder of an unsurrendered Certificate be entitled to any interest or earnings on the dividend or distribution pending receipt.

          4.3.6 Parent may cause the Exchange Agent to return any JHA Shares and dividends and distributions thereon remaining unclaimed 180 days after the Effective Time, and thereafter each remaining holder of an unsurrendered Certificate shall be entitled to look to Parent (subject to abandoned property, escheat, and other similar laws) as a general creditor thereof with respect to the JHA Shares and dividends and distributions thereon to which he or it is entitled upon surrender of his or its Certificates.

          4.3.7 In the event any Certificate shall have been lost, stolen or destroyed, Exchange Agent shall cause to be distributed JHA Shares in exchange for such lost, stolen or destroyed Certificate upon the making of an affidavit of that fact by the holder thereof; provided, however, that Parent may, in its reasonable discretion and as a condition precedent thereto, require the owner of such lost, stolen or destroyed Certificate to deliver a bond in such sum as Parent may reasonably direct as indemnity against any claim that may be made against Parent with respect to the Certificate alleged to have been lost, stolen or destroyed.

         4.3.8 Parent shall pay all charges and expenses of the Exchange Agent.

  Section 4.4 No Fractional Shares. No certificate or scrip representing fractional JHA Shares shall be issued upon the surrender for exchange of certificates, and no dividend, stock split or interest shall relate to any such fractional shares. In lieu of any fractional JHA Share being issued, cash shall be paid to a holder of Company Stock who would otherwise be entitled to receive a fraction of a JHA Share in an amount equal to (a) the fraction of a JHA Share to which such holder would otherwise be entitled multiplied by (b) the Pre-Closing Average Price.

  Section 4.5 Conversion of Newco Stock. Each issued and outstanding share of capital stock of Newco shall be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $.01, of the Surviving Corporation.

  Section 4.6 Closing of Transfer Records. At and after the Effective Time, transfers of Company Shares outstanding immediately prior to the Effective Time shall not be made on the stock transfer books of the Surviving Corporation.

                                    ARTICLE V
                    REPRESENTATIONS AND WARRANTIES OF COMPANY

  Company represents and warrants to Parent and Newco that the statements contained in this Article V are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date.

  Section 5.1 Organization, Qualification, and Corporate Power. Each of Company and its Subsidiaries is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation. Each of Company and its Subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required, except where the lack of such qualification would not have a Material Adverse Effect. Each of Company and its Subsidiaries has full corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it.

  Section 5.2 Capitalization. The entire authorized capital stock of Company consists of 10,000,000 Company Shares and 5,000,000 shares of Preferred Stock. At the close of business on the date hereof, no shares of Preferred Stock are issued or outstanding, 4,923,695 Company Shares are issued and outstanding, 645,734 Company Shares are reserved for issuance pursuant to outstanding Options and Warrants and 51,892 Company Shares are held by Company in its treasury. All of the issued and outstanding Company Shares are duly authorized and are validly issued, fully paid, and nonassessable. Except as set forth above, or on Section
5.2 of the Company Disclosure Schedule, there are no outstanding or authorized Company Shares, options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require Company to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to Company.

  Section 5.3 Subsidiaries. Except as set forth in Section 5.3 of the Company Disclosure Schedule, all of the outstanding shares of capital stock of the Subsidiaries are validly issued, fully paid and nonassessable and are owned by Company or by a Subsidiary free and clear of any liens, claims, charges and encumbrances. There are not now, and at the Effective Time there will not be, any outstanding options, warrants, subscriptions, calls, rights, convertible securities or other agreements or other commitments obligating Company or any Subsidiary to issue, transfer or sell any securities of any Subsidiary. There are not now, and at the Effective Time there will not be, any voting trusts or other agreements or understandings to which Company or any Subsidiary is a party or is bound with respect to the voting of the capital stock of any Subsidiary.

  Section 5.4 Authorization of Transaction. Company has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder; provided, however, that Company cannot consummate the Merger unless and until it receives the Requisite Company Stockholder Approval. This Agreement constitutes the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms and conditions. The Board of Directors of Company has approved this Merger Agreement and has declared the advisability of the Merger Agreement and the Merger. The Board of Directors has taken all appropriate action so that (a) neither Parent nor Newco will be an interested stockholder within the meaning of Section 203 of the Delaware General Corporation Law by virtue of the parties entering into this Agreement and consummating the transactions contemplated hereby, and (b) no special vote of the Company s stockholders shall be required with regard to the Merger under Article 12 of the Company s Certificate of Incorporation pertaining to fair price in certain business combinations.

  Section 5.5   Noncontravention.   Except as set forth in Section 5.5 of the
Company Disclosure Schedule, neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will
(a) subject to the provisions of the next sentence, violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which Company or any of its Subsidiaries is subject or any provision of the charter or bylaws of Company or any of its Subsidiaries or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument or other arrangement to which Company or any of its Subsidiaries is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets), except where any such violations, conflicts, breaches, defaults, accelerations, or creation of the right to accelerate, terminate, modify, or cancel would not have a Material Adverse Effect. Other than in connection with the provisions of the Hart-Scott-Rodino Act, the Delaware General Corporation Law, the Securities Act, the Exchange Act, state securities laws, neither Company nor its Subsidiaries needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this Agreement.

  Section 5.6 SEC Reports. Company has made all filings with the SEC that it has been required to make under the Securities Act and the Exchange Act (collectively the Public Reports ). Each of the Public Reports has complied with the Securities Act and the Exchange Act in all material respects. None of the Public Reports, as of their respective dates (or if amended or superseded by a subsequent filing, then on the date of such filing), contained any untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading. Company has delivered to Parent a correct and complete copy of each Public Report (together with all exhibits and schedules thereto and as amended to date).

  Section 5.7 Financial Statements. Company has filed a Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (the Most Recent Fiscal Quarter End ), and an Annual Report on Form 10-K for the fiscal years ended December 31, 1997 and 1996. The financial statements included in or incorporated by reference into these Public Reports (including the related notes and schedules) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby (except as may be indicated in the notes to such financial statements or, in the case of unaudited statements, as permitted by Form 10-Q promulgated by the SEC) and fairly present in all material respects the financial condition of Company and its Subsidiaries as of the indicated dates and the results of operations of Company and its Subsidiaries for the indicated periods, are correct and complete in all material respects, and are consistent with prior accounting policies (other than as disclosed in the Public Reports) and with the books and records of Company and its Subsidiaries; provided, however, that the interim statements are subject to normal year-end adjustments.

  Section 5.8 Events Subsequent to Most Recent Fiscal Quarter End. Since the Most Recent Fiscal Quarter End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of Company or its Subsidiaries. Material adverse changes in the business, financial condition, operations, results of operations, or future prospects of Company or its Subsidiaries which occur after the date of this Agreement and are caused by consequences directly relating to the announcement of the Merger shall not be considered a violation of the representation made in this Section 5.8.

  Section 5.9 Properties. (a) Company does not own of record any real property; and (b) except as would not have a Material Adverse Effect, all material real property leases of Company and its Subsidiaries are in good standing, valid and effective in accordance with their respective terms, and neither Company nor any of its Subsidiaries is in default under any of such leases.

  Section 5.10   Agreements, Contracts and Commitments.  Except as set forth in
Section 5.10 of the Company Disclosure Schedule, Company has not breached, or received in writing any claim or notice that it has breached, any of the terms or conditions of any agreement, contract or commitment in such a manner as, individually or in the aggregate, would have a Material Adverse Effect. Each Company contract that has not expired by its terms is, to Company s Knowledge, in full force and effect and enforceable against the parties thereto in accordance with its terms.

  Section 5.11 Employee Benefit Plans; ERISA. Section 5.11 of the Company Disclosure Schedule identifies each employee pension, retirement, profit sharing, bonus, incentive, deferred compensation, hospitalization, medical, dental, vacation, insurance, sick pay, disability, severance or other plan, fund, program, policy, contract or arrangement providing employee benefits maintained, promised or contributed to by Company, whether created in writing, through an employee manual or similar document or orally (the Plans ). Company has no formal plan or commitment, whether legally binding or not, to create any additional Plan or modify or change any existing Plan. Section 5.11 of the Company Disclosure Schedule sets forth all liabilities, obligations and commitments of Company, whether legally binding or not, to make any contributions to any Plan or payments to any employee or any other Person (other than payments being made on claims under Company s health plans) with respect to any of the Plans as of the date hereof. Except as set forth in Section 5.11 of the Company Disclosure Schedule: (a) all such Plans that are subject to the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder ( ERISA ) comply in all material respects with ERISA and the Internal Revenue Code, (b) all contributions to or payments under such Plans that were due and payable by Company on or before the date hereof have been made, and (c) Company does not sponsor, maintain or contribute to any Plan which is subject to Title IV of ERISA, nor has Company terminated or withdrawn from any such Plan. Company will take all appropriate and necessary action on or before Closing to begin the process for terminating Company s defined contribution retirement plan, including the filing of Internal Revenue Service Form 5310, and upon approval of the Internal Revenue Service as to its qualified status upon termination, all account balances shall be distributed as directed by the participants, including, without limitation, as rollovers to Parent s 401(k) plan to the extent permissible.

  Section 5.12   Proprietary Rights.

          5.12.1 Except as set forth in Section 5.12 of the Company Disclosure Schedule, Company or one of its Subsidiaries owns or is licensed to use all copyrights, know-how, patents, trademarks and trade secrets (collectively, the
   Proprietary Rights ) necessary for the operation of its business as now conducted.

          5.12.2 Except as set forth in Section 5.12 of the Company Disclosure Schedule, Company and its Subsidiaries have not entered into any agreement that limits or restricts its right to use, copy, modify, prepare derivatives of, sublicense, distribute and otherwise market, severally or together, the Proprietary Software and/or the Proprietary Documentation. Except as set forth in Section 5.12 of the Company Disclosure Schedule, there are no agreements or arrangements in effect with respect to the marketing, distribution, licensing or promotion of the Proprietary Software with any current or past employee of Company or its Subsidiaries, or with any independent sales person, distributor, sublicensee or other remarketer or sales organization. Company s and its Subsidiaries present use, copying, modification, preparation of derivatives of, sublicensing, distribution or other marketing of the Proprietary Software does not infringe any intellectual property right of any Person.

          5.12.3 Except as set forth in Section 5.12 of the Company Disclosure Schedule, Company and its Subsidiaries own all right, title and interest in and to the copyrights in all Proprietary Software and Proprietary Documentation. Company and its Subsidiaries have not obtained registrations of any copyrights. Except as set forth in the Company Disclosure Schedule, each Person who has participated in or contributed to the development of the Proprietary Software and the Proprietary Documentation since the inception of Company, has either: (a) so contributed or participated as an employee of Company or a Subsidiary within the scope of his or her employment obligations,
  (b) so contributed or participated as an independent contractor pursuant to a valid and binding agreement which specifically assigns all copyrights to Company or Subsidiary, or (c) otherwise assigned to Company or Subsidiary the copyright in any Proprietary Software and Proprietary Documentation.

          5.12.4 Except as set forth in Section 5.12 of the Company Disclosure Schedule, Company and its Subsidiaries have taken efforts that are reasonable under the circumstances to prevent the unauthorized disclosure to other Persons of such portions of Company s and Subsidiaries trade secrets as would enable any such other Person to compete with Company or its Subsidiaries within the scope of its business as now conducted.
          5.12.5 Company or its Subsidiaries do not use any trademark in connection with its business in any material way, except for those trademarks listed in Section 5.12 of the Company Disclosure Schedule, and no such trademark is registered except as otherwise indicated therein.

          5.12.6 Any Third Party Software used by Company or its Subsidiaries within the scope of its business is identified in Schedule 2. Company and its Subsidiaries have the legal right to use, sublicense, distribute and otherwise market all Third Party Software in the manner that each presently uses, sublicenses, distributes and otherwise markets such Third Party Software in the normal course of its business. Except as set forth in Section 5.12 of the Company Disclosure Schedule, Company and its Subsidiaries have no obligation to make any payments by way of royalty, fee, settlement or otherwise to any Person in connection with Company s or Subsidiaries present use, sublicensing, distribution or other marketing of such Third Party Software.

          5.12.7 Except as set forth in Section 5.12 of the Company Disclosure Schedule, no claim has been asserted against Company or its Subsidiaries within the scope of its business by any other Person: (a) that such Person has any right, title or interest in or to any of Company s or Subsidiaries copyrights, patents or trade secrets, (b) that such Person has the right to use any of Company s or Subsidiaries trademarks, (c) to the effect that any past, present or projected act or omission by Company or Subsidiary infringes any rights of such Person to any copyright, patent, trade secret, know-how or trademark, or (d) that challenges Company s or Subsidiaries right to use any copyrights, patents, trade secrets, know-how or trademarks.

  Section 5.13 Labor Matters. Neither Company nor any of the Subsidiaries is a party to, or bound by, any collective bargaining agreement, contract or other agreement or understanding with a labor union or labor organization. There is no unfair labor practice or labor arbitration proceeding pending or, to the Knowledge of Company, threatened against Company or the Subsidiaries relating to their business, except for any such proceeding which would not have a Material Adverse Effect. To the Knowledge of Company, there are no organizational efforts with respect to the formation of a collective bargaining unit presently being made or threatened involving employees of Company or any of the Subsidiaries.

  Section 5.14 Undisclosed Liabilities. Except as disclosed in Section 5.14 of the Company Disclosure Schedule, neither Company nor its Subsidiaries has any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for taxes, except for (a) liabilities set forth on the face of the balance sheet dated as of the Most Recent Fiscal Quarter End (or in the notes thereto), (b) liabilities which have arisen after the Most Recent Fiscal Quarter End in the Ordinary Course of Business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law), (c) liabilities specifically described in this Agreement or in the Company Disclosure Schedule and (d) liabilities permitted to be incurred under Section 7.12 hereof.

  Section 5.15    Litigation.  As of the date hereof, except as specified in
Section 5.15 of the Company Disclosure Schedule, (a) there is no suit, claim, action, proceeding, at law or in equity, or investigation pending or, to the Knowledge of Company, threatened against Company or any of its Subsidiaries before any court or other governmental entity, and (b) neither Company nor any of its Subsidiaries is subject to any outstanding order, writ, judgment, injunction, decree or arbitration order or award. As of the date hereof, there are no suits, claims, actions, proceedings or investigations pending or, to the Knowledge of Company, threatened, seeking to prevent, hinder, modify or challenge the transactions contemplated by this Agreement.

  Section 5.16  Taxes.

          5.16.1 Except as disclosed in Section 5.16 of the Company Disclosure Schedule, all federal, state and local tax returns required to be filed by Company and its Subsidiaries on or prior to the date hereof have been filed;
  (ii) all Taxes and assessments including, without limitation, estimated tax payments, excise, unemployment, social security, occupation, franchise, property, sales and use taxes, and all penalties or interest in respect thereof now or heretofore due and payable by or with respect to Company and its Subsidiaries have been paid; (iii) all federal, state and local withholdings of Company and its Subsidiaries including, without limitation, withholding taxes, social security, and any similar taxes, have been withheld and paid over as required by law; and (iv) no extension with any taxing authority concerning any tax liability of or with respect to Company or its Subsidiaries is currently outstanding.

          5.16.2 There are no tax liens, whether imposed by any federal, state, local or foreign taxing authority, outstanding against any of the assets, properties or business of Company or its Subsidiaries (except for liens for property (ad valorem) taxes not yet due and payable).

For purposes of this Agreement, Taxes shall mean all federal, state, local, foreign income, property, sales, excise, employment, payroll, franchise, withholding and other taxes, tariffs, charges, fees, levies, imposts, duties, licenses or other assessments of every kind and description, together with any interest and any penalties, additions to tax or additional amounts imposed by any taxing authority.

  Section 5.17 Brokers Fees. Except as set forth in Section 5.17 of the Company Disclosure Schedule, neither of Company nor its Subsidiaries has any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

  Section 5.18 Year 2000. Company believes that, assuming the continued implementation without alteration or disruption of its plan for Year 2000 compliance, Company s and its Subsidiaries Proprietary Software will not be materially and adversely affected by the occurrence or use of dates before, on, or after January 1, 2000 A.D., including dates and leap years between the twentieth and twenty-first centuries ( Millennial Dates ), the Proprietary Software will without error or omission, create, receive, store, process and output (collectively Compute ) information related to the Millennial Dates. This warranty includes, without limitation, that the Proprietary Software will accurately, and without performance degradation, Compute Millennial Dates, date-dependent data, date-related interfaces, or other date-related functions (including, without limitation, calculating, comparing and sequencing such functions).

  Section 5.19 Compliance with Laws. Company and each of its Subsidiaries has complied with, is not in violation of, and has not received any notices of violation with respect to, any federal, state, local or foreign statute, law or regulation with respect to the conduct of its business, or the ownership or operation of its business, except for failure to comply or violations which, individually or in the aggregate, have not had and are not reasonably likely to have a Material Adverse Effect.

  Section 5.20 Tax and Accounting Matters. Neither Company, nor its Subsidiaries, nor any of its Affiliates has taken or agreed to take any action, and Company does not have Knowledge of any circumstances relating to Company or its Subsidiaries or any of its Affiliates, that (a) would prevent the Merger from constituting a reorganization within the meaning of Section 368(a) of the Code or (b) would prevent the Merger from being accounted for as a pooling of interests under the requirements of Opinion No. 16 of the American Institute of Certified Public Accounts ( AICPA ), as amended by the Statements of Financial Accounting Standards Board (the SFAS Board ) and the related interpretations of the AICPA, the SFAS Board, and the rules and regulations of the SEC.

  Section 5.21 Disclosure. The information supplied by Company for inclusion in the Joint Disclosure Document insofar as it relates to Company will not (a) at the time the Joint Disclosure Document is first mailed to the Company s stockholders, or (b) on the date of the Special Company Meeting, contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they are made, not misleading. None of the information supplied by Company specifically for use in the Form S-4 will, at the time the Form S-4 is declared effective by the SEC, contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they are made, not misleading.

  Section 5.22 Fairness Opinion. Dain Rauscher Wessels has delivered to Company as of, or immediately prior to, the date of this Agreement, an opinion to the effect that the Conversion Ratio is fair to Company s stockholders from a financial point of view (the Fairness Opinion ).

                                   ARTICLE VI
               REPRESENTATIONS AND WARRANTIES OF PARENT AND NEWCO

  Parent and Newco represent and warrant to Company that the statements contained in this Article VI are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date.

  Section 6.1 Organization. Each of Parent and Newco is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware. Parent has full corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it.

  Section 6.2 Capitalization. The entire authorized capital stock of Parent consists of (a) 50,000,000 JHA Shares and 500,000 shares of Preferred Stock, of which no shares of Preferred Stock are issued and outstanding, 18,955,217 JHA Shares are issued and outstanding, 2,096,234 JHA Shares are reserved for issuance pursuant to outstanding stock options, and no JHA Shares are held in treasury. All of the JHA Shares to be issued in the Merger have been duly authorized and, upon consummation of the Merger, will be validly issued, fully paid, and nonassessable. Other than the aforementioned outstanding stock options, there are no options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could cause Parent to issue, sell or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to Parent.

  Section 6.3 Authorization of Transaction. Each of Parent and Newco has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of Parent and Newco, enforceable in accordance with its terms and conditions. No approval of this Agreement or the Merger by Parent s security holders is required under the provisions of Parent s Certificate of Incorporation or Bylaws or the Delaware General Corporation Law or the rules and regulations of the National Association of Securities Dealers.

  Section 6.4 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will
(a) subject to the provisions of the next sentence, violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which Parent or Newco is subject or any provision of the charter or bylaws of Parent or Newco or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument or other arrangement to which Parent or Newco is a party or by which it is bound or to which any of its assets is subject, except where the violation, conflict, breach, default, acceleration, termination, modification, cancellation, or failure to give notice would not have a Material Adverse Effect. Other than in connection with the provisions of the Hart-Scott-Rodino Act, the Delaware General Corporation Law, the Exchange Act, the Securities Act, and the state securities laws, neither Parent nor Newco needs to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this Agreement.

  Section 6.5 Brokers Fees. Neither Parent nor Newco has any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which Company or its Subsidiaries could become liable or obligated.

  Section 6.6 Disclosure. The Form S-4 will comply with the Securities Act and the Exchange Act in all material respects. The Form S-4 will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading; provided, however, that Parent makes no representation or warranty with respect to any information that Company will supply specifically for use in the Form S-4. None of the information that Parent or Newco will supply specifically for use in the Form S-4 will contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading.

  Section 6.7 SEC Reports. Parent has made all filings with the SEC that it has been required to make under the Securities and Exchange Act. Each of such of the filings has complied with the Securities Act and the Exchange Act in all material respects. None of the reports contained in such filings, as of their respective dates (or if amended or superseded by subsequent filing, on the date of such filing), contained any untrue statement of a material fact or omitted to state a material fact in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of Parent contained in such filings and reports were prepared in accordance with GAAP applied on a consistent basis through the periods covered thereby (except as may be indicated in the notes to such financial statements or, in the case of unaudited statements, as permitted by Form 10-Q promulgated by the SEC) and present fairly the financial condition of Parent as of the indicated dates and the results of operations of Parent for the indicated periods and are correct and complete in all material respects.

  Section 6.8 Events Subsequent to Most Recent Fiscal Quarter End. Since March 31, 1998, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of Parent provided, however, that material adverse changes in the business, financial condition, operations, results of operations or future prospects of Parent which occur after the date of this Agreement and are caused by consequences directly relating to the announcement of the Merger shall not be considered a violation of the representation made in this Section 6.8.

  Section 6.9 Litigation. As of the date hereof, there are no suits, claims, actions, proceedings or investigations pending or, to the Knowledge of Parent, threatened, seeking to prevent, hinder, modify or challenge the transactions contemplated by this Agreement.

  Section 6.10 Tax and Accounting Matters. Neither Parent, nor its subsidiaries nor any of its affiliates has taken or agreed to take any action, and Parent does not have Knowledge of any circumstances relating to Parent or its subsidiaries or any of its Affiliates that (a) would prevent the Merger from constituting a reorganization within the meaning of Section 368(a) of the Code or (b) would prevent the Merger from being accounted for as a pooling of interests under the requirements of Opinion No. 16 of the AICPA, as amended by the SFAS Board and the related interpretations of the AICPA, the SFAS Board, and the rules and regulations of the SEC.

  Section 6.11 Ownership of Newco; No Prior Activities. Newco was formed solely for the purpose of engaging in the Merger, and is wholly owned by Parent. As of the date hereof and the Effective Time, except for obligations or liabilities incurred in connection with its incorporation or organization and the Merger and except for this Agreement and any other agreements or arrangements contemplated by this Agreement, Newco has not and will not have incurred, directly or indirectly, through any subsidiary or Affiliate, any obligations or liabilities or engaged in any business activities of any type or kind whatsoever or entered into any agreements or arrangements with any Person.

  Section 6.12 Issuance of JHA Shares. The JHA Shares to be issued pursuant to the Merger will be duly authorized, validly issued, fully paid and nonassessable and not subject to preemptive rights created by statute, Parent s Certificate of Incorporation or Bylaws or any agreement to which Parent is a party or by which Parent is bound.

  Section 6.13 Undisclosed Liabilities. Neither Parent nor its subsidiaries has any material liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for taxes, except for (a) liabilities set forth on the face of its balance sheet as of March 31, 1998 (or in the notes thereto), (b) liabilities which have arisen after March 31, 1998 in the Ordinary Course of Business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law), and (c) liabilities specifically described in this Agreement.

                                   ARTICLE VII
                              ADDITIONAL COVENANTS

  The parties agree as follows with respect to the period from and after the execution of this Agreement.

  Section 7.1 General. Each of the parties will use its best efforts to take all action and to do all things necessary, proper or advisable in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in Article VIII below).

  Section 7.2 Notices and Consents. Each of the parties hereto will give any notices (and will cause each of its subsidiaries to give any notices) to third parties, and will use its best efforts to obtain (and will cause each of its subsidiaries to use its best efforts to obtain) any third party consents, that the other party reasonably may request.

  Section 7.3 Preparation of the Joint Disclosure Document and the Form S-4. As soon as practicable following the date hereof:

          7.3.1 Company shall prepare for inclusion in the Joint Disclosure Document and Form S-4 a proxy statement relating to the Merger in accordance with the Exchange Act and the rules and regulations under the Exchange Act, to the extent applicable. Parent shall prepare for inclusion in the Joint Disclosure Document and Form S-4 a prospectus relating to the issuance of JHA Shares. Company, Parent and Newco shall cooperate with each other in the preparation of the Joint Disclosure Document and the Form S-4. Company and Parent shall use all reasonable efforts to respond promptly to any comments made by the SEC with respect to the Joint Disclosure Document and Form S-4 and to cause the Joint Disclosure Document to be mailed to the stockholders of Company at the earliest practicable date after the Form S-4 is declared effective by the SEC.

          7.3.2  Parent shall prepare and file with the SEC the Form S-4.
  Parent shall also, prior to the Effective Time, take any action required to be taken under any applicable state securities laws in connection with the issuance of JHA Shares in the Merger, and Company shall furnish all information concerning Company and the holders of the Company Shares as may be reasonably requested in connection with any such action.

          7.3.3 Without limiting the generality of the foregoing, Company and Parent shall notify each other promptly of the issuance of any stop order relating to the Form S-4 or the Joint Disclosure Document, the receipt of the comments of the SEC and of any request by the SEC for amendments or supplements to the Joint Disclosure Document and Form S-4, or for additional information, and shall supply each other with copies of all correspondence between them or their respective representatives, on the one hand, and any state securities commission or the SEC or members of its staff, on the other hand, with respect to the Joint Disclosure Document and Form S-4. If at any time prior to the Special Company Meeting (as hereinafter defined) any event should occur relating to Company or Parent or their respective officers or directors which is required to be described in any amendment or supplement to the Joint Disclosure Document and Form S-4, the parties shall promptly inform each other. Whenever any event occurs which is required to be described in an amendment or a supplement to the Form S-4, Company and Parent shall, upon learning of such event, cooperate in promptly preparing, filing and (to the extent applicable) clearing with the SEC and mailing to the stockholders of Company such amendment or supplement; provided, however, that, prior to such mailing, (a) Company and Parent shall consult with each other with respect to such amendment or supplement, (b) Company and Parent shall afford each other reasonable opportunity to comment thereon, and (c) each such amendment or supplement shall be reasonably satisfactory to the other.

          7.3.4 Parent shall send the Form S-4 to Company for Company s review and comment prior to the filing of the Form S-4 with the SEC. Parent and Company each shall use all reasonable efforts to cause the Form S-4 to become effective as promptly as practicable.

  Section 7.4 Compliance with the Securities Act. Prior to the Effective Time, Company shall cause to be delivered to Parent a list identifying all persons who where at the record date for the Special Company Meeting convened in accordance with Section 7.6 hereof, affiliates of Company as that term is used in paragraphs (c) and (d) of Rule 145 under the Securities Act (the
 Affiliates ). Company shall use its efforts to cause each person who is identified as an Affiliate in the list referred to above to deliver to Parent at or prior to the Effective Time a written agreement in the form attached hereto as Exhibit C (the Affiliate Letters ).

  Section 7.5 NASDAQ Quotation. Each of Company and Parent agrees to continue the quotation of Company Shares and JHA Shares on the NASDAQ National Market during the term of this Agreement so that appraisal rights will not be available to stockholders of Company under Section 262 of the Delaware General Corporation Law.

  Section 7.6 Stockholder Approval. Company will call a special meeting of its stockholders (the Special Company Meeting ) as soon as reasonably practicable in order that Company s stockholders may consider and vote upon the adoption of this Agreement and the approval of the Merger in accordance with the Delaware General Corporation Law. Company will mail the Joint Disclosure Document to its stockholders as soon as reasonably practicable. The Joint Disclosure Document will contain the affirmative recommendation of the Company s Board of Directors in favor of the adoption of this Agreement and the approval of the Merger; provided, however, that no director or officer shall be required to violate any fiduciary duty or other requirement imposed by law in connection therewith.

  Section 7.7 Hart-Scott-Rodino Act. Each of the parties will file (and Company will cause each of its Subsidiaries to file) any Notification and Report Forms and related material that it may be required to file with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice under the Hart-Scott-Rodino Act, will use its reasonable best efforts to obtain (and Company will cause each of its Subsidiaries to use its reasonable best efforts to obtain) an early termination of the applicable waiting period, and will make (and Company will cause each of its Subsidiaries to make) any further filings pursuant thereto that may be necessary.

  Section 7.8 Pooling of Interests. Company and Parent shall each use their best efforts to cause the business combination to be effected by the Merger to be accounted for as a pooling of interests. Each of Company and Parent shall use their best efforts to not take any action and to cause its respective Affiliates not to take any action (including, without limitation any transactions involving the securities of Parent or Company) that would adversely affect the ability of Parent to account for the business combination to be effected by the Merger as a pooling of interests.

  Section 7.9 Comfort Letters. Company will deliver to Parent on or before the date the Joint Disclosure Document is mailed to Company stockholders a letter of Ernst & Young, stating their conclusions as to the accuracy of certain information derived from the financial records of Company and its Subsidiaries and contained in the Joint Disclosure Document (the Company Comfort Letter ). The Company Comfort Letter shall be reasonably satisfactory to Parent in form and substance. Parent will deliver to Company on or before the date the Joint Disclosure Document is mailed to Company stockholders a letter of Deloitte & Touche stating their conclusions as to the accuracy of certain information derived from the financial records of Parent and its subsidiaries and contained in the Joint Disclosure Document (the Parent Comfort Letter ). The Parent Comfort Letter shall be reasonably satisfactory to Company in form and substance.

  Section 7.10 Pooling of Interests Opinions. Company shall cause to be delivered to Parent an opinion of Ernst & Young in form reasonably satisfactory to Parent at the Closing, addressed to Company, setting forth the concurrence of Ernst & Young with Company as to the eligibility of Company to participate in the Merger, and that such participation will not, in and of itself, disqualify the Merger from pooling of interests accounting under Opinion No. 16 of the AICPA, as amended by the SFAS Board and the related interpretations of the AICPA, the SFAS Board, and the rules and regulations of the SEC. Parent shall cause to be delivered to Company an opinion of Deloitte & Touche in form reasonably satisfactory to Company at the Closing, addressed to Parent, setting forth the concurrence of Deloitte & Touche with Parent s management as to the appropriateness of pooling of interest accounting for the Merger under Opinion No. 16 of the AICPA, as amended by the SFAS Board and the related interpretations of the AICPA, the SFAS Board, and the rules and regulations of the SEC.

  Section 7.11 Tax-Free Reorganization. Company and Parent shall each use its best efforts to cause the Merger to be treated as a reorganization within the meaning of Section 368(a) of the Code. Parent shall file, and shall cause its Affiliates (including the Surviving Corporation) to, file all tax returns in a manner that is consistent with the intended treatment of the Merger as a reorganization within the meaning of Section 368(a) of the Code. Parent shall not, and shall not permit its Affiliates (including the Surviving Corporation) to, take any action that adversely affects the foregoing intended treatments.

  Section 7.12 Operation of Business. Company will not (and will not cause or permit any of its Subsidiaries to), without the consent of Parent, engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business. Without limiting the generality of the foregoing, neither Company nor its Subsidiaries:

          7.12.1  will authorize or effect any change in its charter or bylaws;

          7.12.2 will grant any options, warrants, or other rights to purchase or obtain any of its capital stock or issue, sell, or otherwise dispose of any of its capital stock (except upon the conversion or exercise of options, warrants, and other rights currently outstanding);

          7.12.3 will declare, set aside, or pay any dividend or distribution with respect to its capital stock (whether in cash or in kind), or redeem, repurchase, or otherwise acquire any of its capital stock, in either case outside the Ordinary Course of Business;

          7.12.4 will issue any note, bond, or other debt security or create, incur, assume, or guarantee any indebtedness for borrowed money or capitalized lease obligation outside the Ordinary Course of Business;

          7.12.5 will impose any Security Interest upon any of its assets outside the Ordinary Course of Business;

          7.12.6 will make any capital investment in, make any loan to, or acquire the securities or assets of any other Person outside the Ordinary Course of Business; and

          7.12.7 will make any change in employment terms for any of its directors, officers, and employees outside the Ordinary Course of Business.

  Section 7.13 Full Access and Confidentiality. Except for information relating to any claims either party may have against the other, Company and Parent shall each afford to the other and to the other s financial advisors, legal counsel, accountants, consultants and other representatives full access during normal business hours throughout the period prior to the Effective Time to all of its books, records, properties, plans and personnel and, during such period, each shall furnish promptly to the other (a) a copy of each report, schedule and other document filed or received by it pursuant to the requirements of federal or state securities laws, and (b) all other information as such other party may reasonably request, provided that no investigation pursuant to this
Section 7.13 shall affect any representations or warranties made herein or the conditions to the obligations of the respective parties to consummate the Merger. Each party shall hold in confidence all Confidential Information until such time as such information is otherwise publicly available and, if this Agreement is terminated, each party will deliver to the other all documents, work papers and other material (including copies) obtained by such party or on its behalf from the other party as a result of this Agreement or in connection herewith, whether so obtained before or after the execution hereof. The confidentiality obligations of the parties hereto shall be terminated regarding any Confidential Information obtained or acquired if (a) such Confidential Information becomes known to the public generally through no fault of the receiving party, (b) disclosure is required by law or the order of any governmental authority, or (c) the disclosing party reasonably believes that such disclosure is required in connection with the defense of a lawsuit against the disclosing party; provided, that prior to disclosing any information pursuant to clause (a), (b) or (c), such party shall, if possible, give prior written notice thereof to the other party to provide the other party with the opportunity to contest such disclosure.

  Section 7.14 Notice of Developments. Each party will give prompt written notice to the other of any material adverse development causing a breach of any of its own representations and warranties in Article V and VI above. No disclosure by any party pursuant to this Section 7.14, however, shall be deemed to amend or supplement either parties respective Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

  Section 7.15 Exclusivity. Company agrees (a) that, neither Company nor its Subsidiaries shall, and that it and they will cause their respective directors, officers, employees not to, and will use their best efforts to cause their financial advisors, legal counsel, accountants and other agents and representatives not to, initiate or solicit, directly or indirectly, any inquiries or the making of any proposal with respect to, engage in negotiations concerning, provide any Confidential Information or data to or have any discussions with any Person relating to, any acquisition, business combination or purchase of all or the major portion of the assets of, or any equity interest in such party or any subsidiary of such party (an Acquisition Proposal ), other than the Merger, (b) that Company will immediately cease and cause to be terminated any existing activities, discussions or negotiations with any Person conducted heretofore with respect to any of the foregoing, and (c) that Company will notify Parent immediately in writing if any such inquiries or proposals are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with, the Company; provided, however, that nothing contained in this Section 7.15 shall prohibit the Board of Directors of Company from furnishing information to or entering into discussions or negotiations with, any Person that makes an unsolicited bona fide written Acquisition Proposal, if and only to the extent that, the Board of Directors of Company, after consultation with legal counsel, determines in good faith that
(i) the Acquisition Proposal would be more favorable to Company s stockholders than the Merger, (ii) failure to take such action would result in a breach by the Board of Directors of Company of its fiduciary duties to Company s stockholders under applicable law, and (iii) prior to furnishing any Confidential Information to such Person or entering into discussions or negotiations with such Person, Company receives from such Person an executed confidentiality agreement with provisions no less favorable to Company than the Confidentiality Agreement referred to in Section 10.4 and Company provides written notice to Parent that it is furnishing information to, or entering into discussions or negotiations with, such Person. Company shall keep Parent informed in reasonable detail of the terms, status and other pertinent details of any Acquisition Proposal including the identity of any Person making an Acquisition Proposal. Nothing in this Section 7.15 shall (A) permit Company to terminate this Agreement (except as specifically provided in Article IX hereof),
(B) permit Company to enter into any agreement with respect to an Acquisition Proposal, except as set forth in Section 9.1.5, during the term of this Agreement (it being agreed that during the term of this Agreement, Company shall not enter into any agreement with any Person that provides for, or in any way facilitates, an Acquisition Proposal (other than a confidentiality agreement or as set forth in Section 9.1.5)) or (C) affect any other obligation of any party under this Agreement.

  Section 7.16   Insurance and Indemnification.

          7.16.1 Parent will provide each individual who served as a director or officer of Company at any time prior to the Effective Time with liability insurance in respect of acts or omissions occurring at or prior to the Effective Time for a period of six (6) years after the Effective Time, such coverage to be on terms no less favorable in coverage and amount than any applicable insurance in effect immediately prior to the Effective Time; provided, however, that Parent may reduce the coverage and amount of liability insurance to the extent the cost of liability insurance having the full coverage and amount would exceed $130,000 per annum.

          7.16.2 The Surviving Corporation will observe any indemnification and limitation on liability provisions now existing in the certificate of incorporation or bylaws of Company for the benefit of any individual who served as a director or officer of Company at any time prior to the Effective Time.

          7.16.3 If the Surviving Corporation or any of its successors or assigns (a) consolidates with or mergers into any other Person and shall not be the continuing or surviving corporation or entity of such consolidation or merger or (b) transfers all or substantially all of its properties and assets to any Person other than in the Ordinary Course of Business, then, and in each such case, proper provision shall be made so that the successors and assigns of the Surviving Corporation, or at Parent s option, Parent shall assume the obligations of the Surviving Corporation set forth in this Section 7.16.

  Section 7.17 Expenses. Whether or not the Merger is consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses, except that the filing fees in connection with the HSR Act filing and those expenses incurred in connection with printing the Form S-4 and the related Joint Disclosure Document, as well as the filing fee relating to the Form S-4 shall be paid by the Parent.

  Section 7.18 Cooperation. For all consents and approvals which Company is required to obtain pursuant to this Agreement, Parent shall cooperate and provide to Company such documentation or other information as Company shall reasonably request. For all consents and approval which Parent is required to obtain pursuant to this Agreement, Company shall cooperate and provide to Parent such documentation or other information as Parent shall reasonably request.

  Section 7.19 Governmental Approvals. Company and Parent shall use their reasonable best efforts to (a) take, or cause to be taken, all appropriate action necessary, proper or advisable under applicable law or required to be taken by any governmental entity or otherwise to consummate and make effective the Merger as promptly as practicable, (b) obtain from any governmental entity any consents, licenses, permits, waivers, approvals, authorizations or orders required to be obtained or made by Parent, Newco, or Company or of their respective subsidiaries in connection with the authorization, execution and delivery of this Agreement and the consummation of the Merger, and (c) furnish to each other all information required for any application or other filing to be made pursuant to any applicable law in connection with this Agreement and the Merger.

  Section 7.20 Obligations of Newco. Parent shall take all action necessary to cause Newco to perform its agreements, covenants, and obligations under this Agreement and to consummate the Merger.

  Section 7.21 Public Announcements. Parent and Company shall consult with each other before issuing any press release or otherwise making any public statements with respect to this Agreement or the Merger and shall not issue any such press release or make any such public statement prior to such consultation. The parties have agreed on the text of a joint release by which Parent and Company will announce the execution of this Agreement.

  Section 7.22 Nasdaq National Market System. Parent shall promptly prepare and submit to the National Association of Securities Dealers a Notification Form for listing of the additional shares of Parent Stock issuable in the Merger on the Nasdaq National Market System.

                                  ARTICLE VIII
                       CONDITIONS TO OBLIGATIONS TO CLOSE

  Section 8.1 Conditions to Obligation of Parent and Newco. The obligation of Parent and Newco to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

          8.1.1 this Agreement and the Merger shall have received the Requisite Company Stockholder Approval;

          8.1.2 Company and its Subsidiaries shall have procured all third party consents reasonably requested by Parent pursuant to Section 7.2 the failure of which to receive would have a Material Adverse Effect on Company or Parent;

          8.1.3   the representations and warranties of Company set forth in
  Article V above (a) that are qualified as to materiality by a Material Adverse Effect shall be true and correct at and as of the Closing Date (except that representations and warranties that are confined to a specific date and qualified as to materiality by a Material Adverse Effect shall be true and correct as of such date) and (b) that are not so qualified as to materiality shall be true and correct in all material respects at and as of the Closing (except that representations and warranties that are confined to a specific date and are not so qualified as to materiality shall be true and correct in all material respects as of such date);

          8.1.4 Company shall have performed and complied in all material respects with all of its covenants hereunder through the Closing;

          8.1.5 no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (C) adversely affect the right of the Surviving Corporation to own the assets, to operate the businesses, and to control the Subsidiaries of Company, or (D) adversely affect the right of any Subsidiary of Company to own its assets and to operate its businesses;

          8.1.6 Company shall have delivered to Parent a certificate to the effect that each of the conditions specified above in Sections 8.1.1 through
  8.1.5 are satisfied in all respects;

          8.1.7 the Form S-4 shall have become effective under the Securities Act, no stop order suspending the effectiveness the Form S-4 shall be in effect and no proceeding for that purpose shall have been initiated or threatened by the SEC;

          8.1.8 the waiting period applicable to the Merger (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise been terminated and the parties shall have received all other required authorizations, consents, and approvals of governments and governmental agencies;

          8.1.9 Parent shall have received from Ernst & Young the opinions described in Sections 7.9 and 7.10;

          8.1.10 no governmental entity shall have issued, enacted, promulgated, enforced or entered any order, stay, decree, judgment, injunction, rule, regulation or statute which is in effect and has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger;

          8.1.11 Parent shall have received executed Affiliate Letters in accordance with Section 7.4 of this Agreement;

          8.1.12 Parent shall have received the resignations, effective as of the Closing, of each director and officer of Company and its Subsidiaries other than those whom Parent shall have specified in writing at least five (5) business days prior to the Closing; and

          8.1.13 Company shall have terminated the Peerless Group, Inc. Employee Stock Purchase Plan.

Parent may waive any condition specified in this Section 8.1 if it executes a writing so stating at or prior to the Closing.

  Section 8.2 Conditions to Obligation of Company. The obligation of Company to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

          8.2.1 the Form S-4 shall have become effective under the Securities Act, no stop order suspending the effectiveness the Form S-4 shall be in effect and no proceeding for that purpose shall have been initiated or threatened by the SEC;

          8.2.2 Parent and its subsidiaries shall have procured all third party consents reasonably requested by Company pursuant to Section 7.2 the failure of which to receive would have a Material Adverse Effect on Company or Parent;

          8.2.3  the representations and warranties of Parent set forth in
  Article VI above (a) that are qualified as to materiality by a Material Adverse Effect shall be true and correct at and as of the Closing Date (except that representations and warranties that are confined to a specific date and qualified as to materiality by a Material Adverse Effect shall be true and correct as of such date) and (b) that are not so qualified as to materiality shall be true and correct in all material respects at and as of the Closing (except that representations and warranties that are confined to a specific date and are not so qualified as to materiality shall be true and correct in all material respects as of such date);

          8.2.4 Parent shall have performed and complied in all material respects with all of its covenants hereunder through the Closing;

          8.2.5 no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (a) prevent consummation of any of the transactions contemplated by this Agreement, (b) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (c) affect adversely the right of the Surviving Corporation to own the assets, to operate the businesses, and to control the Subsidiaries of Company, or (d) affect adversely the right of any of the Subsidiaries of Company to own its assets and to operate its businesses.

          8.2.6 Parent shall have delivered to Company a certificate to the effect that each of the conditions specified above in Sections 8.2.1 through
  8.2.5 are satisfied in all respects;

          8.2.7 this Agreement and the Merger shall have received the Requisite Company Stockholder Approval;

          8.2.8 the waiting period applicable to the Merger (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise been terminated and the parties shall have received all other required authorizations, consents, and approvals of governments and governmental agencies;

          8.2.9 no governmental entity shall have issued, enacted, promulgated, enforced or entered any order, stay, decree, judgment, injunction, rule, regulation or statute which is in effect and has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger;

          8.2.10 Company shall have received from Deloitte & Touche the opinions described in Sections 7.9 and 7.10; and

          8.2.11 Company shall have received an opinion of counsel, in form reasonably acceptable to it, to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization within the meaning of
  Section 368(a) of the Code.

Company may waive any condition specified in this Section 8.2 if it executes a writing so stating at or prior to the Closing.


                                   ARTICLE IX
                                  TERMINATION

  Section 9.1 Termination of Agreement. Either Parent or Company may terminate this Agreement with the prior authorization of its Board of Directors (whether before or after obtaining the Requisite Company Stockholder Approval) as provided below:

          9.1.1 this Agreement may be terminated by mutual written consent of Parent and Company at any time prior to the Effective Time;

          9.1.2 Parent may terminate this Agreement by giving written notice to the Company at any time prior to the Effective Time (a) in the event Company has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, Parent has notified Company of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or (b) if the Closing shall not have occurred on or before February 19, 1999 by reason of the failure of any condition precedent under Section 8.1 hereof (unless the failure results primarily from Parent or Newco breaching any representation, warranty, or covenant contained in this Agreement);

          9.1.3 Company may terminate this Agreement by giving written notice to Parent at any time prior to the Effective Time (a) in the event Parent has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, Company has notified Parent of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or (b) if the Closing shall not have occurred on or before February 19, 1999 by reason of the failure of any condition precedent under
  Section 8.2 hereof (unless the failure results primarily from Company or any Subsidiary breaching any representation, warranty, or covenant contained in this Agreement);

          9.1.4 Parent or Company may terminate this Agreement by giving written notice to the other party at any time after the Special Company Meeting in the event this Agreement and the Merger fail to receive the Requisite Company Stockholder Approval, provided that Company may not terminate this Agreement pursuant to this Section 9.1.4 unless it shall have paid to Parent the fee provided in Section 9.2;

          9.1.5 Company may terminate this Agreement at any time prior to the Special Company Meeting by giving written notice to Parent upon Company s execution of a definitive and binding written agreement with any Person, other than Parent, who has made an unsolicited Acquisition Proposal which the Board of Directors of Company has determined in good faith (a) is more favorable to Company stockholders than the Merger and (b) would result in a breach by the Board of Directors of Company of its fiduciary duties to Company stockholders if such Acquisition Proposal were not accepted; provided that Company may not terminate this Agreement pursuant to this Section 9.1.5 unless it pays to Parent the fee provided in Section 9.2.2 and complies with all obligations to Parent under Section 7.15;

          9.1.6 either Company or Parent may terminate this Agreement by giving written notice to the other if there shall be a final nonappealable order in effect preventing consummation of the Merger, or there shall be any action taken, or any governmental entity shall have issued, enacted, promulgated, enforced or entered any order, stay, decree, judgment, injunction, statute, law, rule or regulation deemed applicable to the Merger that would make consummation of the Merger illegal (provided, that the right to terminate the Agreement pursuant to this Section 9.1.6 shall not be available to any party that has not complied with the obligations under Sections 6.6, 7.3, 7.7 or 7.19); or

          9.1.7 subject to Company s and Parent s obligations under Section 7.8, either Company or Parent may terminate this Agreement by giving written notice to the other that (a) such party is in receipt of opinions of counsel or of their accountants to the effect that the Merger is not reasonably likely to qualify for pooling of interests accounting or (b) that any of the opinions required by Section 7.10 hereof have been withdrawn.

  Section 9.2 Termination Fee. If the Agreement is terminated by Company pursuant to Section 9.1.4, Section 9.1.5 or Section 9.1.6, all rights and obligations of Company hereunder shall terminate without any further liability of Company to Parent (except as provided in this Section 9.2); provided, however, that the confidentiality provisions contained in Section 7.13 and the expense provisions contained in Section 7.17 shall survive any such termination.

          9.1.1 If this Agreement is terminated pursuant to Section 9.1.4, then, in such event, Company shall pay to Parent prior to or simultaneously with such termination, in immediately available funds, a fee in an amount equal to $500,000.

          9.1.2 If this Agreement is terminated pursuant to Section 9.1.5, then, in such event, Company shall pay to Parent prior to such termination, in immediately available funds, a fee in an amount equal to $750,000, and shall, upon the effective date of the merger or acquisition contemplated in the Acquisition Proposal, pay to Parent, in immediately available funds, an additional fee in an amount equal to $750,000.

          9.1.3  If (a) this Agreement is terminated pursuant to Section 9.1.4;
  (b) at the time of such termination, an Acquisition Proposal shall have been made by any other Person and (c) within 12 months of such termination, Company or any of its Subsidiaries accepts a written offer or enters into a definitive written agreement to consummate an Acquisition Proposal with such other Person, or any successor or assign thereof, then Company shall pay Parent in immediately available funds, an additional fee of $500,000, and shall, upon the effective date of the merger or acquisition contemplated in the Acquisition Proposal, pay to Parent, in immediately available funds, an additional fee in an amount equal to $500,000.

  Section 9.3 Effect of Termination. If any party terminates this Agreement pursuant to Sections 9.1.1 to 9.1.3 or 9.1.5, all rights and obligations of the parties hereunder shall terminate without any liability of any party to any other party (except for any liability of any party then in breach); provided, however, that the confidentiality provisions contained in Sections 7.13 and 7.17, shall survive any such termination.

                                    ARTICLE X
                                 MISCELLANEOUS

  Section 10.1 Survival. None of the representations and warranties of the parties shall survive the Effective Time. This Section 10.1 shall not limit any covenant or agreement of the parties that by its terms contemplates performance after the Effective Time.

  Section 10.2 Press Releases and Public Announcements. No party shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the other parties; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing party will use its reasonable best efforts to advise the other parties prior to making the disclosure).

  Section 10.3 No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns; provided, however, that (a) the provisions in Section 4.1 above concerning issuance of the JHA Shares are intended for the benefit of Company stockholders and (b) the provisions in
Section 7.16 above concerning insurance and indemnification are intended for the benefit of the individuals specified therein and their respective legal representatives.

  Section 10.4 Entire Agreement. Other than the Confidentiality Agreement between Company and Parent dated June 8, 1998, and the Stock Option Agreement of even date, this Agreement, including the Exhibits and Schedules attached hereto, constitutes the entire agreement between the parties and supersedes any prior understandings, agreements, or representations by or between the parties, written or oral, to the extent they relate in any way to the subject matter hereof. No representation, warranty, promise, inducement or statement of intention has been made by any party hereto which is not embodied in this Agreement or such other documents, and no party hereto shall be bound by, or be liable for, any alleged representation, warranty, promise, inducement or statement of intention not embodied herein or therein.

  Section 10.5 Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other parties.

  Section 10.6 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

  Section 10.7 Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

  Section 10.8 Notices. All notices, requests, demands, claims, and other communications hereunder shall be in writing and shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

      If to Company:                         with a copy to:

   Peerless Group, Inc.                   Haynes and Boone, LLP
   1212 East Arapaho Road                 901 Main Street,
   Richardson, Texas  75081               3100 NationsBank Plaza
   FAX: 972-497-9246                      Dallas, Texas  75202
   Attn: Rodney L. Armstrong, C.E.O.      FAX:  214-651-5940
                                          Attn:  Robert Kibby


      If to Parent or Newco:                 with a copy to:

   Jack Henry & Associates, Inc.          Shughart Thomson & Kilroy, P.C.
   663 Highway 60                         12 Wyandotte Plaza
   P.O. Box 807                           120 W. 12th Street
   Monett, Missouri  65708                Kansas City, Missouri 64105
   FAX:  417-235-1765                     FAX:  816-374-0509
   Attn: Michael E. Henry, President      Attn: Robert T. Schendel


Any party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

  Section 10.9 Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Delaware without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware.

  Section 10.10 Amendments and Waivers. The parties may mutually amend any provision of this Agreement at any time prior to the Effective Time with the prior authorization of their respective Boards of Directors; provided, however, that any amendment effected subsequent to obtaining the Requisite Company Stockholder Approval will be subject to the restrictions contained in the Delaware General Corporation Law. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by all of the parties. No waiver by any party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be valid unless signed by the party to be charged with such waiver. No waiver by any party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

  Section 10.11 Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

  Section 10.12 Construction. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context otherwise requires. The word including shall mean including without limitation.

  Section 10.13 Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof. Inclusion of information in any Schedule to this Agreement does not constitute an admission or acknowledgment of the materiality of such information. To the extent that any information included in any Section of any Schedule provided by a party hereto applies or pertains to any other Section of such Schedule, such information shall be deemed to be incorporated by reference in all Sections of such Schedule to which such information is applicable.

  Section 10.14 Cooperation. Parent, Newco and Company shall each deliver or cause to be delivered to the other at the Closing, and at such times and places as shall be reasonably agreed to, such additional instruments as the other may reasonably request for the purpose of effectuating this Agreement.

  Section 10.15 Submission to Jurisdiction. Each of the parties hereto irrevocably (a) consent to submit itself to the personal jurisdiction of any federal court located in the State of Delaware or any Delaware state court in the event that nay dispute arises out of this Agreement or of the transactions contemplated by this Agreement, (b) agrees that it will not attempt to deny or defeat such personal jurisdiction by motion or other request for leave from any such court and (c) agrees that it will not initiate any action related to this Agreement or any of the transactions contemplated by this Agreement in any court other than a Federal court in the State of Delaware or a Delaware state court.



  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



          JACK HENRY & ASSOCIATES, INC.



          By:

          Title:



          PEERLESS ACQUISITION CORP.



          By:

          Title:

          PEERLESS GROUP, INC.



          By:

          Title:







                                                        Exhibit 21




                          JACK HENRY & ASSOCIATES, INC.
                                MONETT, MO 65708



LIST OF SUBSIDIARIES AT 6/30/98


Jack Henry International, Ltd.
Monett, Missouri


BankVision Software, Ltd.
Monett, Missouri


CommLink Corp.
Houston, Texas


G.G. Pulley, Inc.
Albuquerque, New Mexico

Financial Software Services, Inc.
Rogers, Arkansas

Vertex, Inc.
Birmingham, Alabama





                                                  Exhibit 23A


INDEPENDENT AUDITORS  CONSENT


We consent to the incorporation by reference in the Registration Statements of Jack Henry & Associates, Inc. on Form S-8 (File Nos. 33-65231, 33-65251 and 33-16989) of our report dated August 18, 1998 appearing in the Annual Report on Form 10-K of Jack Henry & Associates, Inc. for the years ended June 30, 1998 and 1997.
Deloitte & Touche LLP




St Louis, Missouri
September 22, 1998




                                                          Exhibit 23B


               Consent of Independent Certified Public Accountants


We hereby consent to the incorporation by reference in this annual report on Form 10-K of JACK HENRY & ASSOCIATES, INC. For the year ended June 30, 1998 of our report dated August 22, 1996, which appears on page 14 of the annual report to shareholders for the year ended June 30, 1998

We also consent to the incorporation in the Company s Registration Statement on Form S-8 (Commission file number 333-16989) of our report dated August 22, 1996, by reference to page 14 of the Company s annual report to shareholders for the year ended June 30, 1998.


Baird, Kurtz & Dobson



Joplin, Missouri
September 23, 1998