Form 10-Q
period 1998-09-30
HENRY JACK & ASSOCIATES INC
filed 1998-11-12
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURE-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at October 29, 1998
Common Stock, $.01 par value              19,071,779







                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                         Page No.


PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            September 30, 1998, (Unaudited) and June
            30, 1998                                               3

            Condensed Consolidated Statements of
            Operations for the Three Months Ended
            September 30, 1998 and 1997 (Unaudited)                5

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended September 30,
            1998 and 1997 (Unaudited)                              6

            Notes to the Condensed Consolidated Financial
            Statements                                             7

      Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                           8


Part II.       OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of
               Security Holders                                   11







Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)



                                           September 30,
                                               1998        June 30,
                                            (Unaudited)      1998

          ASSETS

Current assets:
  Cash and cash equivalents                   $ 39,025    $ 23,306
  Investments                                    3,145       3,217
  Trade receivables                             22,314      36,826
  Prepaid expenses and other                     7,520       5,789

          Total                                $ 72,004   $ 69,138

Property and equipment, net                    $ 33,888   $ 26,855

Other assets:
  Intangible assets, net of amortization       $ 19,721   $ 15,272
  Computer software                               2,762      2,838
  Other non-current assets                        1,323      1,183

          Total                                 $ 23,806  $ 19,293

          Total assets                          $129,698  $115,286

                                             September 30,
                                                 1998        June 30,
                                              (Unaudited)     1998
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  5,207    $  6,854
  Accrued expenses                               6,591       3,968
  Accrued income taxes                           4,834         136
  Deferred revenues                             28,527      28,302

          Total                                $ 45,159   $ 39,260

Deferred income taxes                            2,526       2,526

          Total liabilities                    $ 47,685   $ 41,786


Stockholders' equity:
  Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                      -          -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     19,034,279 issued @ 9/30/98
     18,950,527 issued @ 6/30/98                $   190   $    189
  Additional paid-in capital                     20,051     18,599
  Retained earnings                              61,772     54,712

          Total stockholders' equity            $ 82,013  $ 73,500

          Total liabilities and
           stockholders' equity                 $129,698  $115,286

The accompanying notes are an integral part of these condensed consolidated financial statements.






                         JACK HENRY & ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 Quarter Ended
                                                                  September 30,
                                                             1998                1997
Revenues:
  Software licensing & installation                         $11,659             $ 6,122
  Maintenance/support & service                              11,550               8,509
  Hardware sales & commissions                               17,519               5,428
       Total revenues                                       $40,728             $20,059

Cost of sales:
  Cost of hardware                                          $12,691             $ 3,395
  Cost of services                                            8,192               5,423
    Total cost of sales                                     $20,883             $ 8,818

Gross profit                                                $19,845             $11,241
                                                                49%                 56%
Operating expenses:
  Selling and marketing                                     $ 3,512             $ 2,172
  Research and development                                      952                 671
  General and administrative                                  2,439               1,800
    Total operating expenses                                $ 6,903             $ 4,643

Operating income from continuing operations                 $12,942             $ 6,598

Other income (expense):
  Interest income                                           $   445             $   278
  Other, net                                                     35                 111
    Total other income                                      $   480             $   389

Income before income taxes                                  $13,422             $ 6,987
Provision for income taxes                                    5,148               2,560
  Income from continuing operations                         $ 8,274             $ 4,427
  Income (loss) from discontinued operations                     22                (261)
    Net income                                              $ 8,296             $ 4,166

Diluted earnings per share:
  Income from continuing operations                         $   .41             $   .23
  Loss from discontinued operations                               -                 .02
    Net income per share                                    $   .41             $   .21

Diluted weighted average shares outstanding                  20,154              19,533

Basic earnings per share:
  Income from continuing operations                         $   .44             $   .24
  Loss from discontinued operations                               -                 .02
    Net income per share                                    $   .44             $   .22

Basic weighted average shares outstanding                    18,982              18,744

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                 Three Months Ended
                                                    September 30,

                                                  1998          1997
Cash flows - operating activities:
  Cash received from customers                 $ 55,619       $27,714
  Cash paid to suppliers and employees          (27,109)      (14,971)
  Interest and dividends received, net              558           345
  Income taxes paid, net                           (450)        1,423
  Other, net                                       (136)           10
     Net cash flow provided by operating
      activities                                $ 28,482       $14,521

Cash flows from discontinued operations            (118)         (397)

Cash flows from investing activities:
  Proceeds on sale of property & equipment     $      2       $    51
  Capital expenditures                           (7,274)       (1,424)
  Proceeds from sales of investments                  -         2,000
  Computer software development cost                (90)          (36)
  Business acquisitions, net                     (4,867)           25

    Net cash provided by (used in)
      investing activities                     $(12,229)      $   616

Cash flows from financing activities:
  Principal payment on notes payable           $   (633)      $  (119)
  Proceeds from issuance of common stock
   upon exercise of stock options                 1,386           222
  Proceeds from sale of common stock                 67            46
  Dividends paid                                 (1,236)       (1,033)

     Net cash used in financing activities      $  (416)      $  (884)

Net increase in cash and cash equivalents       $15,719       $13,856

Cash and cash equivalents at
   beginning of period                           23,306         7,948

Cash and cash equivalents at end of period      $39,025       $21,804


The accompanying notes are an integral part of these condensed consolidated financial statements.



                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the ription of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. The Company markets these systems to financial institutions in the United States along with the computer equipment (hardware), and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. It also provides continuing support and maintenance services to customers using the system.
The Company also processes ATM transactions for financial institutions in the U.S. All of these related activities are considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1998.


2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K, for the year ended June 30, 1998.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows for the three month period then ended. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the three months ended September 30, 1998:

  Effective July 1, 1998, the Company purchased all the outstanding stock of Hewlett Computer Services, Inc. (HCS). HCS was a privately owned company engaged in the business of providing a variety of service bureau options to community banks. The total consideration paid to HCS s stockholders was $2,250,000 in cash. The transaction was accounted for using the purchase method of accounting.

  During the quarter ended September 30, 1998, the Company entered into contracts with multiple banks to provide products and services through one of its service bureaus. Pursuant to an agreement, the Company pays the prior service bureau provider an amount based on each customer s revenues. Total purchase price for customer contracts signed in the quarter was $2,611,000 in cash.

  After the close of business on August 18, 1998, the Company entered a definitive agreement to acquire Peerless Group, Inc. (NASDAQ:PLSS), through a merger agreement expected to close in the fourth calendar quarter of 1998, pending regulatory and PLSS shareholder approval. PLSS is a publicly owned company that installs and supports integrated information systems for community banks and credit unions throughout the United States. The price is approximately $36 million, or $7.25 per PLSS share to be paid with Company stock. Peerless Group generated profits of $1.9 million on revenues of $30.1 million in calendar 1997.

4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the three month period ended September 30, 1998 and 1997.

Item 2. - Management's Discussion and Analysis of Results of
             Operations and Financial Condition


RESULTS OF OPERATIONS

Background and Overview

  Jack Henry & Associates, Inc. ("JHA" or the "Company"), is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and related financial institu-tions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM AS/400 computers, is offered under two systems: CIF 1 20/20, typically for banks with less than $300 million in assets, and the 2
Silverlake System   , for banks with assets up to $10 billion.  Domestically,
JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems have been installed at over 1560 banks and financial institutions.

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

service bureau providers. The Company believes the products it currently sells to be Y2K ready and that the majority, if not all, of its internal systems will be Y2K ready by December 31, 1998. The estimated cost of the above efforts is not reasonably determinable at the current time and is not expected to be material to the Company s financial condition.

A detailed discussion of the major components of the results of operations for the quarter ended September 30, 1998, as compared to the same period in the previous year follows.

Revenues

  Revenues increased 103% to $40,728,000 in the quarter ended September 30, 1998. Software licensing and installation increased 90%. Maintenance, support and service revenues increased 36%. Hardware sales increased 223% from last year's quarter. The Company's non-hardware products and services (higher margin sales) increased 59% over last year. The increases reflect continued growth and demand for the Company s products and services.

  The backlog of sales at September 30, 1998 was $64,132,000. This is up from the June 30, 1998 level, and is consistent with management's expectations for the first quarter. Backlog at October 30, 1998 was $64,058,000.

Cost of Sales

  The 137% increase in cost of sales for the first quarter of FY '99 is relatively consistent with the increase in revenues. Cost of hardware increased 274% while cost of services increased 51%, both mirroring the related revenue.

Gross Profit

  Gross profit increased to $19,845,000 in the first quarter ended September 30, 1998, a 77% increase over last year. The gross margin percentage was 49% of sales compared to 56% last year due to hardware (lower margin sales) representing 43% of total revenues compared to 27% last year.

Operating Expenses

  Total operating expenses increased 49%. This is less than the gross profit increase of 77%. Selling expenses increased 62%, research & development increased 42% and general & administrative expenses increased 36%.


Other Income and Expense

  Other income for the quarter ended September 30, 1998 reflects an increase when compared to the same period last year due primarily to the level of cash and cash equivalents invested being much higher this year than last.

Net Income

  Net income from continuing operations for the first quarter was $8,274,000, or $.41 earnings per share compared to $4,427,000, or $.23 earnings per share in the same period last year.

FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments increased to $42,170,000 at September 30, 1998, from $26,523,000 at June 30, 1998. This is reflecting the seasonal influx of cash due to the receipt in the first quarter of annual maintenance fees billed June 30, 1998.

  JHA has an available credit line totaling $5,000,000, although the Company expects its use to be minimal during FY '99. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $7,274,000 for the quarter ended September 30, 1998, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $11,000,000 for FY '99.

  The Company paid a $.065 per share cash dividend on September 24, 1998 to stockholders of record September 8, 1998 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to September 30, 1998, declared a quarterly cash dividend of $.065 per share on its common stock payable December 10, 1998 to stockholders of record on November 19, 1998. This will be funded out of working capital.

CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended September 30, 1998. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.




PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 29, 1998, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                      For                Withheld

  John W. Henry                    16,590,944             64,850
  Jerry D. Hall                    16,590,910             64,884
  Michael E. Henry                 16,590,944             64,850
  James J. Ellis                   16,591,245             64,549
  Burton O. George                 16,587,615             68,179
  George R. Curry                  16,587,840             67,954
  Michael R. Wallace               16,590,794             65,000






                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.

Date: November 12, 1998                      /s/ Michael E. Henry
                                             Michael E. Henry
                                             Chairman of the Board
                                             Chief Executive Officer


Date: November 12, 1998                      /s/ Terry W. Thompson
                                             Terry W. Thompson
                                             Vice President and
                                             Chief Financial Officer