Form 10-Q
period 1998-12-31
HENRY JACK & ASSOCIATES INC
filed 1999-02-12
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at January 31, 1999
Common Stock, $.01 par value                19,972,745









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                                 Page No.
PART I.      FINANCIAL INFORMATION


      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1998, (Unaudited) and June
             30, 1998                                                   3-4


            Condensed Consolidated Statements of
             Operations for the Quarter and Six Months
             Ended December 31, 1998 and 1997 (Unaudited)                 5


            Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended December 31,
             1998 and 1997 (Unaudited)                                    6

            Notes to the Condensed Consolidated Financial
             Statements                                                 7-8

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                            8-10


Part II.       OTHER INFORMATION

      Item 5 - Other Information                                         10


      Item 6 - Exhibits and Reports on Form 8-K                          10



Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                             December 31,
                                                 1998          June 30,
                                              (Unaudited)        1998

          ASSETS

Current assets:
  Cash and cash equivalents                   $ 34,684        $ 24,683
  Investments                                    1,509           3,217
  Trade receivables                             27,610          42,615
  Income taxes receivable                        1,477               -
  Prepaid expenses and other                    10,320           8,174

          Total current assets                 $ 75,600        $ 78,689

Property and equipment, net                    $ 43,951        $ 30,918

Other assets:
  Intangible assets, net of amortization       $ 22,115        $ 15,272
     Computer software                            3,358           3,616
     Other non-current assets                     3,755           3,683

          Total other assets                    $ 29,228        $ 22,571

          Total assets                          $148,779        $132,178



                                                December 31,
                                                   1998          June 30,
                                               (Unaudited)        1998
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  5,944       $  8,119
  Accrued expenses                                 6,912          5,634
  Accrued income taxes payable                         -            136
  Deferred revenue                                35,071         33,151

          Total current liabilities              $ 47,297       $ 47,040

Deferred income taxes                              2,526           2,526

          Total liabilities                      $ 50,453       $ 49,566


Stockholders' equity:
  Preferred stock - $1.00 par value;
     500,000 shares authorized;
     none issued                                        -              -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     19,963,596 outstanding @ 12/31/98
     19,777,458 outstanding @ 06/30/98           $   200         $   198
  Less Treasury Stock                                 (6)              -
  Additional paid-in capital                      28,738          26,206
  Retained earnings                               69,394          56,208

          Total stockholders' equity            $ 98,326        $ 82,612

          Total liabilities and
           stockholders' equity                 $148,779        $132,178



The accompanying notes are an integral part of these condensed consolidated financial statements.




                         JACK HENRY & ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                       Quarter Ended        Six Months Ended
                                                         December 31,        December 31,
     Revenues:                                   1998         1997         1998        1997
       Software licensing & installation      $13,507     $  9,322       $28,302    $17,443
       Maintenance/support & service           16,763       11,191        31,112     21,916
       Hardware sales & commissions            17,059       14,864        36,601     21,956
          Total revenues                      $47,329      $35,377       $96,015    $61,315
     Cost of sales:
       Cost of hardware                        11,740        9,901        25,981     14,569
       Cost of services                        13,698        9,615        25,712     17,714
         Total cost of sales                  $25,438      $19,516       $51,693    $32,283

     Gross profit                             $21,891      $15,861       $44,322    $29,032
                                                   46%          45%           46%        47%
     Operating expenses:
       Selling and marketing                    3,842        3,741         7,914      6,715
       Research and development                 1,512        1,300         3,032      2,494
       General and administrative               5,584        2,536         8,695      4,755
         Total operating expenses             $10,938     $  7,577       $19,641    $13,964

     Operating income                         $10,953     $  8,284       $24,681    $15,068
     Other income:
       Interest  income                           510          325           977        635
       Other, net                                 142           91           174        196
         Total other income                   $   652     $    416       $ 1,151    $   831

     Income before income taxes               $11,605     $  8,700       $25,832    $15,899
     Provision for income taxes                 4,485        3,191         9,942      5,533

     Income from continuing operations        $ 7,120     $  5,509       $15,890    $10,366
     Income (loss) from discontinued opera-      (249)          54          (227)      (207)
     tions
     Net income                               $ 6,871     $  5,563       $15,663    $10,159

     Diluted earnings per share:
     Income from continuing operations        $   .34     $    .27       $   .75    $   .51
     Income (loss) from discontinued             (.01)           -          (.01)      (.01)
     operations
     Net income                               $   .33     $    .27       $   .74    $   .50

     Diluted weighted average shares           21,180       20,437         21,090    20,388
     outstanding


     Basic earnings per share:
     Income from continuing operations        $   .36     $    .28       $   .80    $    .53
     Income (loss) from discontinued             (.01)           -          (.01)       (.01)
     operations
     Net income                               $   .35     $    .28       $   .79    $    .52

     Basic weighted average shares             19,932       19,566        19,872      19,522
     outstanding

The accompanying notes are an integral part of these condensed consolidated financial statements.






                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Six Months Ended
                                                    December 31,

                                                1998             1997
Cash flows - operating activities:
  Cash received from customers                $113,340         $62,641
  Cash paid to suppliers and employees         (70,093)        (43,533)
  Interest and dividends received, net           1,144             692
  Income taxes paid, net                       (12,107)         (2,772)
  Other, net                                       (84)             (6)
     Net cash flow provided by operating
     activities                               $ 32,200         $17,022

Cash flows from discontinued operations           (264)           (522)

Cash flows from investing activities:
  Proceeds on sale of property & equipment    $      5         $    56
  Capital expenditures                         (14,703)         (3,512)
  Short-term investment activity, net            1,600           2,381
  Computer software development                   (183)            (63)
  Acquisition costs, net                        (7,835)           (842)

    Net cash used in investing activities     $(21,116)        $(1,980)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options            $  2,226         $   285
  Proceeds from sale of common stock               134             272
  Dividends paid                                (2,477)         (2,066)
  Principal payments on notes payable             (696)           (139)
  Purchase of treasury stock                        (6)           (387)

     Net cash used in financing activities    $   (819)        $(2,035)

Net increase in cash and cash equivalents      $10,001         $12,485

Cash and cash equivalents at beginning
     of period                                  24,683          11,108

Cash and cash equivalents at end of period    $ 34,684         $23,593


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



2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended June 30, 1998, which are included in its Form 10-K.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the quarter and six month periods then ended.

  The results of operations for the periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended December 31, 1998:

Acquisition of Peerless Group, Inc. - December 16, 1998: JHA acquired all the outstanding shares of Peerless Group, Inc.( Peerless ), for approximately 827,000 shares of Company stock. Peerless, a wholly owned subsidiary, was a publicly owned company that installs and supports integrated information systems for community banks and credit unions throughout the United States. This acquisition was accounted for as a pooling-of-interests and all prior periods have been restated to reflect the acquisition as if it had occurred at the beginning of the period reported.

Acquisition of Digital Data Services, Inc. (DDSI) - November 25, 1998: DDSI, acquired for $2.75 million in cash, is a provider of a variety of service bureau options to community banks, primarily in the state of Florida. Systems are AS/400 based and are already using the JKHY core application system. This acquisition was accounted for as a purchase and DDSI s results of operations from the date of acquisition have been included in the Company s results of operations.




4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the basic and diluted weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarter and six month periods ended December 31, 1998 and 1997. The difference between basic and diluted weighted average shares outstanding is due to employee stock options.


Item 2. - Management's Discussion and Analysis of Results of Operations and
Financial                 Condition
RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems and ATM networking products that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM
computers, is offered under two systems:  CIF 20/20   , typically for banks with
less than $300 million in assets, and the Silverlake System   , for banks with
assets up to $10 billion. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems and products have been installed at over 1800 banks and credit unions.

Year 2000

  The Company has established a Year 2000 (Y2K) Committee. This Committee has prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors have reviewed and approved the Plan as required by the banking regulators of all service bureau providers. The Company believes the products it currently sells are Y2K compliant and that the majority, if not all, of its internal systems will be Y2K compliant by March 31, 1999. The estimated cost of the above efforts is not reasonably determinable at the current time and is not expected to be material to the Company s financials.

  A detailed discussion of the major components of the results of operations for the quarter and the six months ended December 31, 1998, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 34% to $47,329,000 in the quarter ended December 31, 1998. The Company's non-hardware products and services (higher margin sales) increased 48% over last year.

  Six month revenues this year were $96,015,000, up 57% over the last year's corresponding period. Software licensing and installation increased 62%. Maintenance, support and service revenues increased 42%. Hardware sales were up 67% over last year.

  The backlog of sales at December 31, 1998, was $80,206,000. Backlog at January 31, 1999 was $79,466,000.







Cost of Sales

  The 30% increase in cost of sales for the second quarter of FY '99 is relatively consistent with the increase in revenues. A portion of the increase results from the increase in hardware revenues and the related increase in cost of hardware sales. Cost of services increased 42% primarily due to growth and future growth expected in the Company's core business, slightly less than the 48% increase in non-hardware revenues.

  Cost of sales increased 60% for the first six months of fiscal '99, relatively

                1     CIF 20/20  is a trademark of Jack Henry & Associates, Inc.
                2     Silverlake System  is a registered trademark of Jack
                      Henry & Associates, Inc.


consistent with the 57% increase in revenues. Cost of hardware increased 78%, slightly more than the 67% increase in hardware revenue. Cost of services increased 45% compared to a 51% increase in non-hardware revenues.

Gross Profit

  Gross profit increased to $21,891,000 in the second quarter ended December 31, 1998, a 38% increase over last year. The gross margin percentage was 46% of sales compared to 45% last year.

The six month gross profit this year was up 53% at $44,322,000. The gross margin percentage for the first six months was 46%, similar to last year's rate of 47%.

Operating Expenses

  Total operating expenses increased 44% in the quarter compared to last year s period. This is slightly more than the gross profit increase of 38%. Selling expenses increased 3% while research and development expenses increased 16%. General and administrative expenses increased by 40% without one time transaction costs of $2,040,000 relating to the acquisition of Peerless.

  The $19,641,000 in the first six months of fiscal '99 for operating expenses was a 41% increase. This is relatively consistent with the 53% increase in gross profits.

Other Income and Expense

  Other income for the quarter ended December 31, 1998, was up 57% when compared to the same period last year. This results primarily from increased interest income because the Company had more cash invested during the period. The year-to-date 39% increase is due to the same reasons.

Net Income

  Net income from continuing operations for the second quarter was $7,120,000, or $.34 per diluted share, an increase of 29%, compared to $5,509,000, or $.27 per diluted share in the same period last year.

  Net income from continuing operations for the six months ended December 31, 1998 was $15,890,000, or $.80 per share (up 53%), compared to $10,366,000, or
$.51 per share during the same period last year.


FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments increased to $36,193,000 at December 31, 1998, up from $27,900,000 at June 30, 1998.

  JHA has available credit lines totaling $5,000,000, although the Company expects their use to be minimal during FY '99. The Company currently has no short-term or long-term debt obligations.



Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $14,703,000 for the six months ended December 31, 1998, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $18,000,000 for FY '99.

The Company paid a $.065 per share cash dividend on December 10, 1998 to stockholders of record November 19, 1998 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to December 31, 1998, declared a quarterly cash dividend of $.08 per share on its common stock payable March 10, 1999 to stockholders of record on February 17, 1999. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended December 31, 1998. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and the Company s commitment to deliver top quality products and services to the markets it serves.


                           PART II. OTHER INFORMATION

Item 5.  Other Information

  On December 16, 1998, the Company issued 826,931 shares of fully paid and non-assessable JHA common stock, valued at approximately $39.4 million to the shareholders of Peerless, as total consideration for a transaction whereby all of the outstanding capital stock of Peerless was acquired by the Company. These shares of the Company s common stock were issued pursuant to a registration statement under the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K

  The Company filed one current report on Form 8-K on December 17, 1998, reporting the completion of the Company s acquisition of Peerless, and describing certain details of the transaction.






                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: February 12, 1999              /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: February 12, 1999              /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer