Form 10-Q
period 1999-03-31
HENRY JACK & ASSOCIATES INC
filed 1999-05-14
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at April 30, 1999
Common Stock, $.01 par value                20,079,126









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                               Page No.
PART I.      FINANCIAL INFORMATION


      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1999, (Unaudited) and June
             30, 1998                                             3-4


            Condensed Consolidated Statements of
             Operations for the Quarter and Nine Months
             Ended March 31, 1999 and 1998 (Unaudited)              5


            Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended March 31,
             1999 and 1998 (Unaudited)                              6

            Notes to the Condensed Consolidated Financial
             Statements                                           7-8

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                      8-10


Part II.       OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K                    10





Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                               March 31,
                                                 1999          June 30,
                                              (Unaudited)        1998

          ASSETS

Current assets:
  Cash and cash equivalents                    $ 14,085       $ 24,683
  Investments                                     6,717          3,217
  Trade receivables                              20,125         42,615
  Prepaid expenses and other                     10,829          8,174

         Total current assets                  $ 51,756       $ 78,689

Property and equipment, net                    $ 59,094       $ 30,918

Other assets:
  Intangible assets, net of amortization        $ 21,946      $ 15,272
     Computer software                             3,231         3,616
  Other non-current assets                         3,265         3,683
         Total other assets                     $ 28,442      $ 22,571

         Total assets                           $139,292      $132,178





                                                   March 31,
                                                   1999        June 30,
                                                (Unaudited)     1998
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $    414    $  8,119
  Accrued expenses                                  4,217       5,634
  Accrued income taxes payable                        360         136
  Deferred revenue                                 26,599      33,151

         Total current liabilities               $ 31,590    $ 47,040

Deferred income taxes                               2,526       2,526

         Total liabilities                       $ 34,116    $ 49,566


Stockholders' equity:
  Preferred stock - $1.00 par value;
     500,000 shares authorized;
     none issued                                        -           -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     20,005,370 outstanding @ 3/31/99
     19,777,458 outstanding @ 06/30/98            $   200     $    198
  Additional paid-in capital                       29,369       26,206
  Retained earnings                                75,607       56,208

         Total stockholders' equity              $105,176     $ 82,612

          Total liabilities and
          stockholders' equity                   $139,292     $132,178



The accompanying notes are an integral part of these condensed consolidated financial statements.





                         JACK HENRY & ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)




     CONDENSED  STATEMENT OF INCOME                    Quarter Ended        Nine Months Ended
                                                            March 31,           March 31,

     Revenues:                                   1999         1998         1999        1998
       Software licensing & installation      $12,343      $11,365       $ 40,645   $28,808
       Maintenance/support & service           17,633       11,354         48,745    33,270
       Hardware sales & commissions            13,571       12,134         50,172    34,090
         Total revenues                       $43,547      $34,853       $139,562   $96,168

     Cost of sales:
       Cost of hardware                         9,875        8,548         35,856    23,117
       Cost of services                        13,210        9,366         38,922    27,080
         Total cost of sales                  $23,085      $17,914       $ 74,778   $50,197

     Gross profit                             $20,462      $16,939       $ 64,784   $45,971
                                                   47%          49%            46%       48%
     Operating expenses:
       Selling and marketing                    3,177        3,937         11,091    10,652
       Research and development                 1,576        1,233          4,608     3,727
       General and administrative               3,566        2,972         12,261     7,727
         Total operating expenses             $ 8,319     $  8,142       $ 27,960   $22,106

     Operating income                         $12,143     $  8,797       $ 36,824   $23,865
     Other income:
       Interest  income                           432          338         1,409        973
       Other, net                                 171           97           345        293
         Total other income                   $   603     $    435     $   1,754    $ 1,266

     Income before income taxes               $12,746     $  9,232      $ 38,578    $25,131
     Provision for income taxes                 4,479        3,453        14,421      8,986

     Income from continuing operations        $ 8,267     $  5,779      $ 24,157    $16,145
     Loss from discontinued operations           (531)        (191)         (758)      (398)
     Net income                               $ 7,736     $  5,588      $ 23,399    $15,747

     Diluted earnings per share:
     Income from continuing operations        $   .39     $    .28     $    1.14   $    .79
     Loss from discontinued operations           (.02)        (.01)         (.03)      (.02)
     Net income                               $   .37     $    .27     $    1.11   $    .77

     Diluted weighted average shares           21,189        20,699        21,123    20,492
     outstanding


     Basic earnings per share:
     Income from continuing operations        $   .41     $    .29     $    1.21   $    .82
     Loss from discontinued operations           (.02)        (.01)         (.04)      (.02)
     Net income                               $   .39     $    .28     $    1.17   $    .80

     Basic weighted average shares             20,005       19,697        19,916     19,587
     outstanding




The accompanying notes are an integral part of these condensed consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                  Nine Months Ended
                                                      March 31,

                                                1999             1998
Cash flows from operating activities:
 Income from continuing operations            $ 24,157         $16,145
 Adjustments to reconcile income from
  continuing operations to cash provided
  by operating activities
 Depreciation and amortization                   6,207           4,573
 (Gain) loss on sale of fixed assets                 7             (12)
 (Gain) loss on sale of investment                 (78)              -
 Changes in:
   Trade receivables                            22,907          10,285
   Prepaid expenses and other                   (2,532)         (2,343)
   Accounts payable                             (8,966)         (1,708)
   Accrued expenses                               (380)         (1,023)
   Income taxes                                    224             610
   Deferred revenues                            (6,550)         (6,254)

   Net cash provided by operating
     activities                               $ 34,996         $20,273

Cash flows from discontinued operations           (306)           (790)

Cash flows from investing activities:
  Proceeds on sale of property & equipment    $      4         $   104
  Capital expenditures                         (31,435)         (5,939)
  Short-term investment activity, net           (3,422)          2,871
  Computer software developed/purchased           (362)            (90)
  Acquisition costs, net                        (8,129)           (867)

    Net cash used in investing activities     $(43,344)        $(3,921)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options            $  2,734         $   995
  Proceeds from sale of common stock               225             323
  Dividends paid                                (4,075)         (3,297)
  Principal payments on notes payable             (822)           (146)
  Purchase of treasury stock                        (6)           (422)

     Net cash used in financing activities    $ (1,944)        $(2,547)

Net increase (decrease) in cash               $(10,598)        $13,015

Cash at beginning of period                     24,683          11,108

Cash at end of period                         $ 14,085         $24,123


The accompanying notes are an integral part of these condensed consolidated financial statements.






            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Summary of Significant Accounting Policies


  Description of the Company - Jack Henry & Associates, Inc. ( JHA or the Company ) is a computer software company which has developed several banking software systems. It markets those systems to financial institutions throughout the United States along with the computer equipment (hardware) and provides the conversion and software services necessary for a financial institution to install a JHA software system. It also provides continuing maintenance and support services to customers using the system. All of these related activities are considered a single business segment.

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

SFAS No. 130, Reporting Comprehensive Income, became effective for companies whose fiscal year began after December 15, 1997. SFAS 130 establishes standards for the display of comprehensive income. The Company has no reportable items to be included in comprehensive income and therefore comprehensive income and net income are the same.

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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the quarter and nine month periods then ended.

  The results of operations for the periods ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the quarter ended March 31, 1999:

Acquisition of Peerless Group, Inc. - As reported in the second quarter 10-Q on December 16, 1998, JHA acquired all the outstanding shares of Peerless Group, Inc. ( Peerless ). This acquisition was accounted for as a pooling-of-interests and all prior periods have been adjusted to reflect the acquisition as if it had occurred at the beginning of the period reported.

Discontinued Operations - The Company continues to honor prior commitments to existing customers and anticipates final resolution regarding its discontinued operations by third quarter fiscal 2000. Adjustments have been made to the carrying value of the discontinued operations to their current estimated net realizable value.


4.  Income Per Share Information

  Earnings per common share are computed by dividing income by the basic and diluted weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the quarter and nine month periods ended March 31, 1999 and 1998. The difference between basic and diluted weighted average shares outstanding is due to employee stock options.

5.   Recently Issued Accounting Standards

  SFAS No. 131, Disclosure about Segment of an Enterprise and Related Information was issued by Financial Accounting Standards Board, effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements.

  During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that adoption of this standard is not expected to have a material impact on the Company s balance sheet or results of operations.

Item 2. - Management's Discussion and Analysis of Results of Operations and
Financial                 Condition

RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems and ATM networking products that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company was founded in 1976. Its proprietary applications software, which operates on IBM
1 computers, is offered under two systems:  CIF 20/20   , typically for banks
with 2 less than $300 million in assets, and the Silverlake System   , for
banks with assets up to $10 billion. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems and products have been installed at over 1800 banks and credit unions.

Year 2000

  The Company has established a Year 2000 (Y2K) Committee. This Committee has prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors have reviewed and approved the Plan as required by the banking regulators of all service bureau providers. The Company believes the products it currently sells are Y2K compliant and its internal systems will be Y2K compliant by June 30, 1999. The estimated cost of the above efforts is not reasonably determinable at the current time but it is not expected to be material to the Company s financials.

  A detailed discussion of the major components of the results of operations for the quarter and the nine months ended March 31, 1999, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 25% to $43,547,000 in the quarter ended March 31, 1999.
The Company's non-hardware products and services (higher margin sales) increased 32% over last year.

  Nine month revenues this year were $139,562,000, up 45% over the last year's corresponding period. Software licensing and installation increased 41%. Maintenance, support and service revenues increased 47%. Hardware sales were up 47% over last year.


                1
                     CIF 20/20  is a trademark of Jack Henry & Associates, Inc.
                2    Silverlake System  is a registered trademark of Jack
                      Henry & Associates, Inc.

The backlog of sales at March 31, 1999, was $79,158,000. Backlog at April 30, 1999 was $74,882,000.


Cost of Sales

  The 29% increase in cost of sales for the third quarter of fiscal '99 is relatively consistent with the increase in revenues. A portion of the increase results from the increase in hardware revenues and the related increase in cost of hardware sales. Cost of services increased 41% primarily due to growth and future growth expected in the Company's core business, slightly more than the 32% increase in non-hardware revenues.

  Cost of sales increased 49% for the first nine months of fiscal '99, relatively consistent with the 45% increase in revenues. Cost of hardware increased 55%, slightly more than the 47% increase in hardware revenue. Cost of services increased 44% compared to a 44% increase in non-hardware revenues.


Gross Profit

  Gross profit increased to $20,462,000 in the third quarter ended March 31, 1999, a 21% increase over last year. The gross margin percentage was 47% of sales compared to 49% last year.

The nine month gross profit this year was up 41% at $64,784,000. The gross margin percentage for the first nine months was 46%, similar to last year's rate of 48%.

Operating Expenses

  Total operating expenses increased 2% in the quarter compared to last year s period. This is significantly less than the gross profit increase of 21%. Selling expenses decreased 19% while research and development expenses increased 28%. General and administrative expenses increased by 20%.

  The $27,960,000 in the first nine months of fiscal '99 for operating expenses was a 17% increase without one time transaction costs of $2,040,000 relating to the acquisition of Peerless Group, Inc. This is relatively consistent with the 21% increase in gross profits.

Other Income and Expense

  Other income for the quarter ended March 31, 1999, was up 39% when compared to the same period last year. This results primarily from increased interest income because the Company had more cash invested during the period. The year-to-date 39% increase is due to the same reasons.

Net Income

  Net income from continuing operations for the third quarter was $8,267,000, or $.39 per diluted share, an increase of 43%, compared to $5,779,000, or $.28 per diluted share in the same period last year.

  Net income from continuing operations for the nine months ended March 31, 1999 was $24,157,000, or $1.14 per share, an increase of 50%, compared to $16,145,000, or $.79 per share during the same period last year.

FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments decreased to $20,802,000 at March 31, 1999, down from $27,900,000 at June 30, 1998. The decrease is primarily due to capital expenditures.

  JHA has available credit lines totaling $8,000,000, although the Company expects their use to be minimal during FY '99. The Company currently has no short-term or long-term debt obligations.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $31,435,000 for the nine months ended March 31, 1999, were made for expansion of its facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA could exceed $35,000,000 for FY '99.

  The Company paid a $.08 per share cash dividend on March 10, 1999 to stockholders of record February 17, 1999 which was funded from working capital. In addition, the Company's Board of Directors, subsequent to March 31, 1999, declared a quarterly cash dividend of $.08 per share on its common stock payable May 20, 1999 to stockholders of record on May 5, 1999. This will be funded out of working capital.


CONCLUSION

  JHA's results of operations and its financial position continued to be quite favorable during the quarter ended March 31, 1999. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and the Company s commitment to deliver top quality products and services to the markets it serves.


                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

  (b) The Company filed a current report on Form 8-K/A on January 26, 1999, amending the Company s Current Report on Form 8-K dated December 17, 1998, for the purpose of filing the financial statements of Peerless Group, Inc. and the pro forma combined financial statements of the Company and Peerless Group, Inc.



                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: May 14, 1999                   /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: May 14, 1999                   /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer