Form 10-K
period 1999-06-30
HENRY JACK & ASSOCIATES INC
filed 1999-09-24
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended June 30, 1999

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

As of August 17, 1999, Registrant had 20,117,855 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $571,062,848 (based on the average of the reported high and low sales prices on NASDAQ on such date).










Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                       DOCUMENTS INCORPORATED BY REFERENCE

The below indicated portions of the Jack Henry & Associates, Inc. definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report.


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

Over the last five years, the Company s revenues have grown from $54.8 million to $184.5 million; and earnings have grown from $5.5 million to $31.8 million. The Company s growth has resulted primarily from acquisitions and internal expansion. This growth has allowed the Company to develop new products and expand its core systems customer base to approximately 1,400. The number of Company employees has increased from 274 to 977.

MARKETS AND COMPETITION -- JHA's primary market consists of the approximately 8,800 commercial banks in the United States with less than $10 billion in total assets. Community banks account for approximately 8,700 of that number. The population of community banks decreased by 4% in 1998. In 1998, statistics reported in "Automation in Banking 1999" showed that financial institutions spent approximately $34 billion on hardware, software, services and telecommuni-cations. In-house vendors have 61% of the commercial banks as customers. Centralized off-site service bureaus provide data processing for 39% of the banks, down from two-thirds in the mid 80's. Many organizations provide data processing to banks through a service bureau approach. Some service bureaus are affiliated with large financial institutions which may have other relationships with potential bank customers, but this is less prevalent than in the past. Typically, a bank which is making a data processing decision will consider both service bureau and in-house alternatives.
Of the small-to-mid-size banks with in-house installations, 42% utilize IBM hardware, 24% NCR and 21% Unisys Corporation, respectively. All other vendors were under 6% shares of the in-house community bank market. In 1998, eight of the top ten software providers in this market, ranked by number of installed customers, offered their products on IBM hardware. According to that survey, JHA had the most installed customers (approximately 1,275 at 12-31-98) of all
providers.   Although the top ten software providers accounted for about 88% of in-house systems installed, the study identified 21 other software vendors in this arena. That number has been declining in recent years.

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

                                                      Year Ended June 30,

                                                    1999         1998        1997

 Software licensing and installation                 26%          28%         26%

 Maintenance/support and services                    37%          32%         30%
 Hardware sales                                      37%          40%         44%

 Total Revenues                                     100%         100%        100%


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

JHA devotes significant effort and expense to develop and continually upgrade and enhance its software. Upgrades and enhancement efforts are directed primarily through prioritized lists prepared by its national users organization and in response to changes in the banking environment. Bank regulation, by federal and state banking agencies, has a significant impact on JHA's software since JHA must maintain its systems in compliance with those regulations. JHA's research and development expenditures were $5,138,000, $4,155,000 and $3,131,000 in FY '99, '98 and '97, respectively. Portions of the expenditures are required to be capitalized when incurred and then amortized in subsequent periods. Including the effect of this amortization, the amount of research and development costs charged to expense in those years is $5,073,000, $4,163,000 and $3,012,000, respectively.

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



Hardware manufacturers enter into marketing and other arrangements with software companies, such as JHA, because each depends upon the products of the other. These arrangements generally include financial incentives paid by the manufacturer to the software company. They may be structured as hardware commissions based upon hardware sold by the manufacturer in conjunction with the company's software or as a remarketer arrangement. A remarketer arrangement allows the software company to purchase hardware from the manufacturer at a discount and sell (remarket) it to customers along with the company's software. Remarketer arrangements usually require the software company to assume more of the marketing and customer contact responsibilities. The margin earned by a remarketer on hardware it sells is generally greater than the amounts received on commission arrangements. Only a minor portion of JHA s revenues are realized from commission arrangements. Remarketer arrangements are generally not exclusive. Effective January 1, 1999, JHA renewed its industry remarketer (IR) agreement with IBM for an additional two year term. The Company continues to operate under the IBM Business Partner marketing program, and under that program has been a Premier Business Partner for the past seven years.

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

JHA also offers emergency facilities backup to its core system customers using its Bank Business Recovery Services ("BBRS"). The Company has established nine locations, strategically located geographically, to provide backup to its customers. Each location contains the computer equipment needed to provide bank data processing in the event a subscriber s equipment is destroyed in a fire or natural disaster.

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

JHA's primary market is commercial banks. JHA has not devoted significant marketing and sales efforts to other financial institutions such as savings and loans. JHA does have some savings and loan and savings bank customers, but most of them operate more like a commercial bank than a traditional thrift institution. With its current range of products, JHA systems are appropriate for all but the largest regional money center banks. Most of the sales effort and success has been in banks from $2 million to $2 billion in total assets.

JHA also has a few installations in the Caribbean and one in West Africa through the marketing efforts of its small foreign sales corporation, Jack Henry International Limited ("JHI"). JHI's international sales have historically accounted for substantially less than 5% of JHA's revenues.

The Company's backlog of business was $86,556,000 and $72,465,000 at June 30, 1999, and 1998. Backlog at August 17, 1999, was $80,714,000.

           RISK FACTORS AFFECTING THE COMPANY S BUSINESS AND PROSPECTS

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

CHANGES IN THE BANKING AND FINANCIAL SERVICES INDUSTRIES. The Company s primary market for its products consists of approximately 8,800 commercial banks in the United States. The number of commercial banks in the United States has decreased, and will continue to decrease due to the increasing consolidation of banks around the country. While the Company to date has generally profited from this consolidation trend, over the long term the Company s growth could be affected by the shrinking pool of bank customers. Due to challenges posed to the financial services industry by the year 2000 calendar change and a regulatory environment which discourages software and hardware changes in the last half of 1999, there has been an industry-wide decrease in the sale and installation of core systems. This slowdown could have a significant short-term impact on the Company s growth.

YEAR 2000 COMPLIANCE. The Company provides integrated computer systems for in-house and service bureau data processing to banks and other financial institutions. Failure by the Company in making its proprietary software systems Year 2000 ( Y2K ) compliant would have a material adverse effect on its business. The Company has completed its assessment of its proprietary mission critical and non-mission critical systems and tested (including customer testing) for Y2K compliance. The Company believes the products it currently sells and its internal systems are Y2K compliant.

Notwithstanding the Company s Y2K compliance efforts to date, Y2K compliance is dependent on many factors, some of which are not completely within JHA's control. The Company has received Y2K disclosures prepared by its principal vendors indicating that they will be Y2K compliant in all material respects. The Company has developed and continuously updates contingency plans should any vendor experience Y2K-related problems. Should the systems of one or more significant vendors or suppliers fail to achieve Y2K compliance, the Company s business and financial condition could be adversely affected.

The Company believes that it has and will continue to meet Y2K compliance commitments using existing resources, without incurring significant incremental expenses. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Y2K activities, it is estimated that the total cost has not and will not be material to the Company s financial statements.






                                OTHER INFORMATION

SUBSIDIARIES
From July 1, 1996 through June 30, 1999, the Company has had the following subsidiaries and affiliates:

        Company             Effective Dates     Percent Ownership         Comments
 Jack Henry Interna-      July '86 - Present          100%          Markets USA products
 tional, Ltd.                                                       outside the U.S.A.

 BankVision Software,    August '93 - Present         100%          Marketed banking
 Ltd.                                                               products outside the
                                                                    U.S.

 CommLink Corp.           July '94 - Present          100%          Markets ATM
                                                                    switching products
                                                                    and services
 Liberty Banking         September  96 - June         100%          Marketed service
   Services, Inc.                  97                               bureau in Rocky
                                                                    Mountain region
 GG Pulley &
 Associates,    Inc.      July  97 - Present          100%          Markets image and
                                                                    item processing
                                                                    products and
                                                                    services
 Financial Software      September  97 - June
   Systems, Inc.                   98                 100%          Marketed payroll
                                                                    software and
                                                                    services

 Vertex, Inc.               December  97 -            100%          Markets teller
                                Present                             software and
                                                                    services

 Hewlett Computer         July  98 - June  99         100%          Marketed service
 Services, Inc.                                                     bureaus in Midwest
                                                                    region

 Digital Data             November  98 - June         100%          Marketed service
 Services, Inc.                    99                               bureaus in Florida

 Peerless Group, Inc.       December  98 -            100%          Markets banking
                                Present                             software systems and
                                                                    service bureaus
                                                                    throughout the
                                                                    United States


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

The Company paid a 50% stock dividend March 3, 1992, March 8, 1993, and March 13, 1997. It also paid a 33 1/3% stock dividend March 10, 1994. These, combined with new shares issued under stock options exercised and shares issued to purchase businesses, have increased the total number of shares of common stock outstanding to 20,117,855 as of August 17, 1999.

EMPLOYEES
As of August 17, 1999 the Company had 982 full-time employees. The Company's employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. The Company considers its employee relations to be good.




ITEM 2.     PROPERTIES

The Company owns approximately 132 acres located in the town of Monett, MO on which it maintains five existing office buildings and three maintenance and storage buildings. The Company also owns buildings in Houston, TX, Allen, TX, and Angola, IN. Office space owned totals approximately 197,000 square feet. Leased office facilities in various cities in the United States total approximately 140,000 square feet.

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

                                    FISCAL 1999
                   HIGH                        LOW

                                   First Quarter      $50.25         $34.75
                                   Second Quarter      55.00          30.38
                                   Third Quarter       50.13          32.00
                                   Fourth Quarter      40.75          26.44

                                    Fiscal 1998


                                   First Quarter      $30.25         $22.00
                                   Second Quarter      28.13          22.75
                                   Third Quarter       36.75          24.75
                                   Fourth Quarter      38.88          29.00

Cash dividends of $.055 per share were paid on September 23, 1997 and December 9, 1997. Cash dividends of $.065 per share were paid on March 12, 1998, May 27, 1998, September 24, 1998 and December 10, 1998. Cash dividends of $.08 per share were paid on March 10, 1999 and May 20, 1999. Further, a cash dividend of $.08 per share was declared on August 25, 1999, payable September 23, 1999 to stockholders of record on September 7, 1999.

The Company established a practice of paying quarterly dividends at the end of fiscal year 1990. Payment of dividends will continue to be at the discretion of the Board of Directors and will depend, among other factors, upon the earnings, capital requirements, and operating and financial condition of the Company. The Company does not foresee any changes in its dividend practices in the immediate future.

As of September 1, 1999, there were 11,860 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $40.16 per share.



ITEM 6. SELECTED FINANCIAL DATA

                       Selected Financial Information (A)
                  (In Thousands, Except Per Share Information)

                                                YEAR ENDED JUNE 30,
 INCOME STATEMENT DATA                  1999      1998      1997      1996       1995

 Gross revenue (1)                   $184,497  142,547   120,751   $89,569    $63,269

 Income from continuing opera-      $ 32,526   $23,950   $18,269   $13,791    $ 9,065
 tions
 Loss from discontinued oper-      $   (758)    $ (668)  $ (450)  $ (2,620)         -
 ations (2)

 Net income                        $  31,768   $23,282   $17,819   $11,171    $ 9,065

 Income (loss) per share (3):

   Continuing operations           $    1.54    $  1.16  $   .91  $     .71   $    .49
   Discontinued operations         $    (.04)   $  (.03) $  (.02) $    (.14)         -

   Net income                      $   1 .50   $  1.13   $   .89  $     .57   $    .49
   Dividends declared per share    $     .29   $   .24   $   .20  $     .17   $    .15



                                   JUNE 30,


 BALANCE SHEET DATA                     1999      1998      1997      1996       1995
 Working capital                    $ 22,176   $35,123   $16,669   $  2,681   $(6,232)

 Total assets                       $174,721   131,962   $97,581   $66,010    $62,339

 Long-term debt (4):                       -         -         -   $  2,933  $  2,862
 Stockholders' equity               $114,469   $82,612   $60,231   $31,790   $ 22,170

Notes:

(A) The selected financial information has been restated to reflect the acquisition of Peerless Group, Inc., ( Peerless ) which was accounted for as a pooling of interests and finalized December 16, 1998. Therefore, all periods have been adjusted to reflect the acquisition as if it had occurred at the beginning of the earliest period reported.

(1) Gross revenue includes software licensing and installation revenues; support revenues; and hardware sales; less sales returns and allowances.

(2) Losses from discontinued operations are reported as such from the appropriate date.

(3) Per share data have been adjusted to reflect the stock dividends paid in prior years and are the diluted numbers required by FASB 128.

(4)   Long-term debt relates to Peerless.



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

The Company established a Year 2000 (Y2K) Committee. This Committee prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors reviewed and approved the Y2K Plan as required by the banking regulators of all service bureau providers. The Company has completed its assessment of its proprietary, mission critical and non-mission critical systems and tested (including customer testing) for Y2K compliance. The Company believes the products it currently sells and its internal systems are Y2K compliant. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Y2K activities, it is estimated that the total cost has not and will not be material to the Company s financial statements.

Total revenues, presented in the statements of income, include software licensing and installation revenues; maintenance/support and services revenues; and hardware sales which includes revenues from the sale of forms and supplies.

Business operations for fiscal years 1999 and 1998 continue to reflect JHA's success in its market niche. JHA s approach of expanding its product and service offerings to provide a top quality, comprehensive data processing installation for its customers helps to drive its success. Results of operations for JHA's banking system business in each of the last two fiscal years are discussed separately below.

The comparisons reflect the restated numbers for the Peerless acquisition which was accounted for as a pooling of interests. Prior periods have been restated to reflect the acquisition as if it had occurred at the beginning of the earliest period reported.

FISCAL YEAR 1999 AS COMPARED TO 1998

REVENUE - The Company continued significant growth with each major component of revenue contributing to the record $184.5 million, - a 29% increase over FY
98. Continued demand for the Company s core products and related hardware was a driving force in the revenue growth. Sales of ancillary products and services, which, are primarily provided to customers utilizing the core products provided a significant amount of revenue during the year. Acquisitions, electronic transaction fees, service bureau, Internet banking, form sales and customer support fees all contributed to the significant growth in total revenues.

COST OF SALES - Cost of sales increased 30%, reflecting the strong revenue growth. Cost of hardware increased 21% compared to the 18% increase in revenue due to product mix of hardware sold. Cost of services increased 40% compared to a 38% increase in the related components of revenue.

GROSS PROFIT - Gross profit increased 29%, which is consistent with the revenue growth. Minor changes in product mix helped to maintain a gross margin of 46%, which is consistent with FY 98.

OPERATING EXPENSES - The 18% increase in operating expenses reflects efficiencies recognized by the overall growth of the Company compared to the increase in gross profit. The selling and marketing decrease of 8% reflects the change in product mix with a higher percentage of revenues being generated by non-commission sources, such as services relating to service bureau, electronic transaction fees and customer support fees. Research and development costs increased 22%, which were directly related to continued development and refinement of new and existing products. General and administrative costs increased by 50%, supporting the overall growth of the Company and acquisitions, which excluding one time acquisition costs for the Peerless transaction of $2,200,000, these costs increased 30% which is reflective of the increase in revenues.

OTHER INCOME - Other income rose 16% over last year, primarily due to the increased amount of invested funds throughout the current year compared to last year.

DISCONTINUED OPERATIONS - The Company incurred a $758,000 loss from discontinued operations, a $90,000 increase compared to last year. The Company continues to honor prior commitments to existing customers and anticipates final resolution regarding its discontinued operation by third quarter fiscal 2000. Adjustments have been made to the carrying value of the discontinued operations to its current estimated net realizable value.

Fiscal Year 1998 As Compared to 1997

REVENUE - The Company continued great strides forward with each major component contributing to the record $142.5 million, - a 18% increase. Increased demand for the Company s flagship products continued to be a driving force in the revenue growth. Acquisitions, electronic transaction fees, service bureau, forms sales and customer support fees also contributed to the significant growth with increases at similar levels.

COST OF SALES - Cost of sales increased 12%, significantly less than the rate of revenue growth due to the product mix. Cost of hardware increased 8% while cost of services increased 17%.

GROSS PROFIT - Gross profit increased 26%, significantly higher than the revenue increase due to product mix. This change helped to increase the gross margin at 46% compared to 43% in FY 97.

OPERATING EXPENSES - The 21% increase in operating expenses was favorable when compared to the gross profit increase. The selling and marketing increase of 18% was directly related to the increase in revenues. Research and development costs increased 38% which is directly related to the development of new products. General and administrative expenses increased 21%, supporting the overall growth of the Company and acquisitions.

OTHER INCOME - Other income rose 97% over last year, primarily due to the increased amount of invested funds throughout the year.

DISCONTINUED OPERATIONS - The Company incurred a $668,000 loss from discontinued operations, a $218,000 increase compared to last year. Due to a planned sale not closing within the expected timeframe, the Company is honoring commitments to customers by providing support and maintenance.


                               FINANCIAL CONDITION

Liquidity - JHA's liquidity position (cash plus short-term investments minus working capital borrowings) at June 30, 1999, decreased significantly to $9,887,000 versus $27,900,000 last year. The Company generated significantly higher cash flows from operations, but the additional outlays for capital expenditures (some of which resulted from acquisitions) and dividends decreased the Company s liquidity position to its current level. Working capital decreased significantly from $35,123,000 last year to $22,176,000 in the current year primarily due to capital expenditures.

The Company believes its liquid assets on hand and those generated from operations are sufficient to meet its cash requirements for FY '00. Cash and investments are expected to increase during the first quarter of FY '00 as the annual software maintenance billings in trade receivables at June 30, 1999, are collected. The Company expects to utilize its $8,000,000 credit line minimally for operations during the next fiscal year.

Capital Requirements and Resources - JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures of $38,819,000 were made for purchase and expansion of facilities and additional equipment to provide for the Company's current and future growth. The most significant individual outlays were the acquisition of the Peerless facility in Allen, TX and for upgrades and additions to the corporate aircraft. The Company has no long-term debt and anticipates capital expenditures could approach $25,000,000 during the next fiscal year. There will also be an expenditure of $50,000,000 for the purchase of the community banking division of BancTec, Inc. These will be paid with funds from operations and proceeds from a revolving line of credit obtained from a commercial lender. (See Note 13 to the consolidated financial statements).

Subsequent to June 30, 1999, the Company's Board of Directors declared a cash dividend of $.08 per share on its common stock payable on September 23, 1999, to stockholders of record as of September 7, 1999. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable.

Forward Looking Statements

The Management s Discussion and Analysis of Results of Operations and Financial Condition, and the discussion under Year 2000 Compliance (included in Item 1), contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, third-party or Company failures to achieve timely, effective remediation of the Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly update any forward-looking statements.


ITEM 7A.  QUANTITATIVES AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. The Company is currently exposed to credit risk (on credit extended to customers) and interest risk (on investments in U.S. government securities). The Company actively monitors these risks through a variety of control procedures involving senior management.
Based on the controls in place, creditworthiness of the customer base and the relative size of these financial instruments, management believes the risk associated with these instruments at June 30, 1999, will not have a material adverse effect on the Company s consolidated financial position or results of operations.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements


Independent Auditors' Report...................................13


Financial Statements:

           Consolidated Statements of Income,
           Years Ended June 30, 1999, 1998 and
           1997................................................14

           Consolidated Balance Sheets,
           June 30, 1999 and
           1998................................................15

           Consolidated Statements of Changes
           in Stockholders' Equity, Years Ended
           June 30, 1999, 1998 and 1997........................16

           Consolidated Statements of Cash Flows,
           Years Ended June 30, 1999, 1998 and
           1997................................................17

           Notes to Consolidated Financial State
           ments...............................................18

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Supplementary Data:

The information required by this item is contained under the caption Quarterly Financial Information on page 18 of the 1999 Annual Report. Such information is hereby incorporated by reference.


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
   Jack Henry & Associates, Inc.:


We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP




August 23, 1999 (September 8, 1999, as to Note 13)
St. Louis, Missouri







                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                                YEAR ENDED JUNE 30,
                                                            1999         1998     1997
REVENUES
  Software licensing & installation                       $ 47,181    $ 39,484   $ 31,930
  Maintenance/support & service                             69,065      45,043     35,994
  Hardware sales                                            68,251      58,020     52,827
     Total                                                $184,497    $142,547   $120,751
     COST OF SALES
  Cost of hardware                                        $ 48,644    $ 40,321   $ 37,504
  Cost of services                                          50,811      36,172     30,856
     Total                                                $ 99,455    $ 76,493   $ 68,360

GROSS PROFIT                                              $ 85,042    $ 66,054   $ 52,391

OPERATING EXPENSES
  Selling and marketing                                   $ 13,638    $ 14,754   $ 12,516
  Research and development                                   5,073       4,163      3,012
  General and administrative                                16,925      11,284      9,358

     Total                                                $ 35,636    $ 30,201   $ 24,886

OPERATING INCOME FROM CONTINUING OPERATIONS               $ 49,406    $ 35,853   $ 27,505
  Percent of total revenue                                   26.8%       25.2%     22.8%

OTHER INCOME
  Interest income                                         $  1,571    $  1,315   $    738
  Other, net                                                   370         354        111
     Total                                                $  1,941    $  1,669   $    849

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     $ 51,347    $ 37,522   $ 28,354

PROVISION FOR INCOME TAXES                                  18,821      13,572     10,085

INCOME FROM CONTINUING OPERATIONS                         $ 32,526    $ 23,950   $ 18,269

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES           $    758    $    668   $    450


NET INCOME                                                $ 31,768    $ 23,282   $ 17,819

Diluted earnings per share:
Income from continuing operations                         $   1.54   $    1.16  $    .91
Loss from discontinued operations                         $    .04   $     .03  $    .02
Net income                                                $   1.50   $    1.13  $    .89

Diluted weighted average shares outstanding                21,112       20,582    20,120


Basic earnings per share:
Income from continuing operations                         $   1.63   $    1.22  $    .96
Loss from discontinued operations                         $    .04   $     .03  $    .02
Net income                                                $   1.59   $    1.19  $    .94

Basic weighted average shares outstanding                   19,960      19,630    18,931

See notes to consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)

                                                                         JUNE 30,
ASSETS                                                              1999         1998
CURRENT ASSETS:
   Cash and cash equivalents                                     $  3,185     $ 24,671
   Investments, at amortized cost                                   6,702        3,229
   Trade receivables                                               51,387       42,560
   Income taxes receivable                                          1,244            -
   Prepaid cost of product                                          8,437        3,612
   Prepaid expenses and other                                       8,887        8,036

       Total                                                     $ 79,842     $ 82,108

PROPERTY AND EQUIPMENT, net                                      $ 65,595     $ 30,917

OTHER ASSETS:
   Intangible assets, net of amortization                        $ 25,181     $ 15,272

   Computer software, net of amortization                           3,015        2,838
   Other                                                            1,088          827

       Total                                                     $ 29,284     $ 18,937

       Total assets                                              $174,721     $131,962

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $ 4,836     $  8,097
   Accrued expenses                                                 8,166        5,646
   Accrued income taxes                                                 -          146
   Deferred revenues                                               44,664       33,096


       Total                                                     $ 57,666     $ 46,985

DEFERRED INCOME TAXES                                               2,586        2,365

       Total liabilities                                         $ 60,252     $ 49,350

STOCKHOLDERS' EQUITY:
   Preferred stock; $1 par value; 500,000 shares authorized;
      none issued                                                       -            -
   Common stock; $.01 par value; 50,000,000 shares authorized;
      shares issued 1999 - 20,099,678; 1998 - 19,777,458              201          198
   Additional paid-in capital                                      31,999       26,206
   Retained earnings                                               82,269       56,208

       Total stockholders' equity                                $114,469     $ 82,612


       Total liabilities and stockholders' equity                $174,721     $131,962

See notes to consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In Thousands, Except Share and Per Share Data)

                                                            YEAR ENDED JUNE 30,
                                                      1999           1998         1997
PREFERRED SHARES (500,000 AUTHORIZED):                      -             -           -
COMMON SHARES (50,000,000 AUTHORIZED):
   Shares, beginning of year                       19,777,458    19,606,277   12,941,151
   Shares issued upon exercise of stock options       314,277       104,465      618,750

   Shares issued for Employee Stock Purchase
    Plan                                                7,943         5,926        1,659
   Shares issued for acquisitions                           -        60,790       56,144
   Stock dividend                                           -             -    5,988,573
                                                   20,099,678    19,777,458   19,606,277
   Less: Held in treasury                                   -             -      (15,410)

       Shares, end of year                         20,099,678    19,777,458   19,590,867
COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year                        $    198       $   196      $   129
   Shares issued upon exercise of stock options             3             2            6
   Shares issued for acquisitions                           -             -            1
   Stock dividend                                           -             -           60


       Balance, end of year                          $    201       $   198      $   196
ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year                        $ 26,206       $22,406      $18,373
   Shares issued upon exercise of stock options         3,264         1,620        2,788
   Shares issued for Employee Stock Purchase
     Plan                                                 312           176           42
   Shares issued for acquisitions                           -         1,228         (306)
   Stock dividend                                           -             -          (60)
   Sale of treasury stock                                   -             -         (451)
   Tax benefit on exercise of options                   2,217           776        2,020

       Balance, end of year                          $ 31,999      $ 26,206      $22,406

TREASURY STOCK:
   Balance, beginning of year                        $      -      $   (293)     $     -
   Purchases of treasury stock                             (5)            -       (7,469)
   Sales of treasury stock                                  5             -        6,871
   Shares issued for acquisitions                           -           293          305

       Balance, end of year                          $      -       $     -      $  (293)

RETAINED EARNINGS:
   Balance, beginning of year                        $ 56,208       $37,516      $23,408
   Retained deficit of acquired businesses                (19)          (62)         (80)
   Net income                                          31,768        23,282       17,819
   Dividends (1999 - $.29 per share; 1998 - $.24
     per share; 1997 - $.20 per share)                 (5,688)       (4,528)      (3,631)

       Balance, end of year                          $ 82,269       $56,208      $37,516

TOTAL STOCKHOLDERS' EQUITY                           $114,469       $82,612      $59,825


See notes to consolidated financial statements.






                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                          YEAR ENDED JUNE 30,
                                                    1999        1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations             $ 32,526    $ 23,950   $ 18,269
   Adjustments to reconcile income from continuing
    operations to cash from operating activities
   Depreciation and amortization                    7,858       6,325      5,179
   Provision for deferred income taxes                221         478        322
   Other                                              157          89         87
   Changes in:
     Trade receivables                             (8,621)    (11,859)   (8,065)
     Prepaid expenses and other                    (5,795)     (3,167)   (1,742)
     Accounts payable                              (3,474)      2,073       241
     Accrued expenses                               2,509          81     2,535
     Income taxes                                     827         872         -
     Deferred revenues                             11,568       7,625     3,088

     Net cash from continuing operations         $ 37,776    $ 26,467  $ 19,914

CASH FLOWS FROM DISCONTINUED OPERATIONS          $   (608)   $ (1,075) $   (819)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          (38,819)     (9,915)   (13,701)
   Purchases of investments                       (6,708)     (3,177)    (5,887)
   Proceeds from sales of investments              3,100       5,800      3,002
   Other assets                                        -           -     (2,500)
   Purchases of customer contracts                (7,105)          -        (33)
    Computer software developed/purchased           (867)       (281)      (191)
   Acquisition costs, net of cash acquired        (5,905)     (1,046)      (282)
    Other, net                                      (241)       (346)       (12)

      Net cash from investing activities        $(56,545)    $(8,965)  $(19,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock
    upon exercise of stock options              $  3,267     $ 1,463   $  1,532
   Proceeds from sale of common stock                312         201     10,595
   Dividends paid                                 (5,688)     (4,528)    (3,631)
   Principal payments on notes payable                 -           -     (3,540)

   Purchase of treasury stock                         (5)          -     (5,444)
   Proceeds from sale of treasury stock                5           -      5,646

      Net cash from financing activities        $ (2,109)   $ (2,864)   $ 5,158

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $(21,486)   $ 13,563    $ 4,649

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      24,671      11,108      6,459

CASH AND CASH EQUIVALENTS, END OF YEAR          $  3,185    $ 24,671   $ 11,108



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

CONSOLIDATION
The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries: Jack Henry International, Ltd., BankVision Software, Ltd., CommLink Corp., G.G. Pulley & Associates, Inc., Vertex, Inc., Hewlett Computer Services, Inc., Digital Data Services, Inc., and Peerless Group, Inc. All significant intercompany accounts and transactions have been eliminated.

The financial statements for all periods presented have been restated to include Peerless Group, Inc. ( Peerless ) which was acquired on December 16, 1998. The acquisition was accounted for as a pooling of interests and therefore all periods have been adjusted to reflect the acquisition as if it had occurred at the beginning of the earliest period reported (see Note 12).

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






INCOME PER SHARE
Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.

CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENTS
The Company invests its cash not required for current operations primarily in U.S. government securities.

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

INTANGIBLE ASSETS
Intangible assets consist primarily of excess purchase price over the fair value of net assets acquired, software maintenance/support contracts and marketing agreements acquired in business acquisitions. The amounts are amortized over an estimated economic benefit period, generally five to fifteen years using the straight-line method.

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

COMPREHENSIVE INCOME
The Company has adopted Statement of Financial Accounting Standards ( SFAS ) No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income and its components. Comprehensive income for each of the years in the period ended June 30, 1999, approximates the Company s net income.

BUSINESS SEGMENT INFORMATION
The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the disclosure required related to segments of an enterprise.

The Company is a leading provider of financial data processing systems for financial institutions. In accordance with SFAS No. 131, the Company s operations are classified as one business segment. The financial performance and productivity of the Company is monitored as a single unit as all products and services relate to one line of business, providing comprehensive services for data processing to the financial institution industry. Revenue by type of product and service is presented on the face of the statements of income.

INCOME TAXES
Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.






RECENT ACCOUNTING PRONOUNCEMENTS
In October, 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants ( AcSEC ) issued Statement of Position
( SOP )97-2, Software Revenue Recognition . The Company adopted SOP 97-2 effective July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AcSEC issued SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition , which deferred portions of SOP 97-2 for one year. Revenues in fiscal year 1999 from the sales of software are recognized in accordance with the enacted portions of SOP 97-2 and the Company s management anticipates that the adoption of SOP 98-4 in fiscal year 2000 will not have a material impact on the Company s result of operations.

RECLASSIFICATION
Where appropriate, prior years financial information has been reclassified to conform with the current year s presentation. The statements of cash flows are prepared using the indirect method, which represents a reclassification of the prior year s presentation using the direct method.


NOTE 2:  INVESTMENTS

The amortized cost and approximate fair values of held-to-maturity securities at June 30, 1999, and 1998 is included in the following table. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

                                             (In Thousands)


                                            1999          1998

       U.S. treasury notes                $6,583       $3,101
       Accrued interest                      119          128
           Total                          $6,702       $3,229


NOTE 3:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for held-to-maturity securities are based on quoted market prices (See Note 2). For all other financial instruments, including amounts receivable and payable, fair values approximate carrying value.


NOTE 4:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
                                            (In Thousands)
                                               June 30,          Estimated
                                          1999          1998    useful life

Land                                   $ 2,699      $   699
Land Improvements                        1,154          708     5-20 years
Buildings                               16,056        5,236    25-30 years
Equipment and furniture                 34,500       24,091      5-8 years
Aircraft                                18,957       10,565     8-10 years
Construction in process and deposits    11,174        2,555
                                       $84,540      $43,853
Less accumulated depreciation           18,945       12,936
Property and equipment, net            $65,595      $30,917



NOTE 5:  OTHER ASSETS


Following is an analysis of intangible assets:

                                                             (In Thousands)

                                                                  Year ended June 30,
                                                                  1999          1998

Balance, beginning of year                                      $15,272        $15,469
Excess purchase price over net assets acquired                   11,999          1,339
Amortization                                                     (2,090)        (1,536)
Balance, end of year                                            $25,181        $15,272

Computer software includes the unamortized cost of software products developed or acquired by the Company which were required to be capitalized by generally accepted accounting principles. The costs are amortized over an estimated economic benefit period, generally five years. Following is an analysis of the computer software costs:

                                                                  (In Thousands)

                                                                  Year ended June 30,
                                                                  1999          1998

Balance, beginning of year                                       $2,838        $3,071
Software development costs capitalized                              515           281
Software acquired                                                   352             -
Amortization                                                       (690)         (514)
Balance, end of year                                             $3,015        $2,838


NOTE 6:  LINE OF CREDIT

The Company has a line of credit with First State Bank of Purdy at June 30, 1999, for $8 million as described below. It also had a line of credit with the same bank at June 30, 1998. There were no amounts outstanding under the line at June 30, 1999, or 1998. Utilization of the line was minimal during each of the last three fiscal years.

The line of credit is payable upon demand or March 15, 2000, and is secured by $1 million of investments with the remainder unsecured. Borrowings under the line bear interest at a floating prime rate, 7.75% at June 30, 1999.



NOTE 7: INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:

                                                           (In Thousands)

                                                        Year ended June 30,
                                                 1999            1998            1997
Current:
   Federal                                    $16,800           $11,936         $ 8,864
   State                                        1,800             1,158             899
Deferred:
   Federal                                        204               431             297
   State                                           17                47              25

                                              $18,821           $13,572         $10,085
Effective tax rate                                 37%               36%             36%


The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                   (In Thousands)

                                                  Year ended June 30,
                                                 1999            1998

Deferred tax assets:

  Carryforwards (operating losses, capi
   tal losses, credits, etc.)                 $   347          $    68
  Expense reserves (bad debts, insur-
   ance, franchise tax, vacation, etc.)           624              588
Intangible assets                               1,236              535
                                                2,207            1,191
Deferred tax liabilities:
  Excess tax depreciation                      (4,104)          (2,998)
  Excess tax amortization                        (674)            (526)
  Other, net                                      (15)             (32)
                                               (4,793)          (3,556)

Net deferred tax liability                    $(2,586)         $(2,365)



The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                        Year ended June 30,
                                                1999             1998            1997
Computed "expected" tax expense
  (benefit)                                      35%              35%            35%
Increase (reduction) in taxes resulting
from:
    State income taxes, net of federal            3%               3%             3%
     income tax benefits
    Research & Development Credit                 -               (1%)           (1%)
    Other                                        (1%)             (1%)           (1%)
                                                 37%              36%            36%

Net operating less carryforwards of $847,00 (from acquisitions) and capital loss carryforwards of $57,000 expire through the year 2014. The Company paid income taxes of $13,920,000, $10,481,000 and $8,343,000 in 1999, 1998 and 1997,
respectively.


NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Adequate reserves (which are insignificant at June 30, 1999, and 1998) are maintained for potential credit losses.

In addition, the Company purchases most of its computer equipment (hardware) and related maintenance for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials.

NOTE 9:  STOCK OPTION PLANS

The Company has two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

The 1996 SOP was adopted by the Company October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 2 1/2 years. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value at the grant date. The options terminate upon termination of employment, three months after retirement, one year after death or ten years after grant. As of June 30, 1999, there were 1,132,000 shares available for future grants under the plan from the original 2,250,000 shares approved by the stockholders.

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

A summary of the activity of all of the Company's stock option plans is:

                                                        Year ended June 30,
                                                  1999       1998           1997
        Options outstanding, beginning of
           year:                               2,161,092    1,560,130     1,456,801
        Options granted                          347,387      717,427        94,750
        Options exercised                       (322,889)    (104,465)     (660,225)
        Options forfeited                        (16,400)     (12,000)       (7,500)
        Increase in options outstanding due
          to 50% stock dividend                        -            -       676,304

        Options outstanding, end of year:      2,169,190    2,161,092     1,560,130

        Currently exercisable                  1,661,203    1,519,134     1,497,631


        Weighted-average exercise price for   to $21.582   to $16.647    to $10.987
        options outstanding

        Weighted-average exercise price for   to $42.611   to $25.094    to $21.855
        options granted

        Weighted-average exercise price for   to $10.373   to $12.144    to $ 5.051
        options exercised

        Weighted-average fair value of        to $19.215   to $ 9.868    to $ 5.775
        options granted







Following is an analysis of stock options outstanding (O) and exercisable (E) as of June 30, 1999:
RANGE OF EXERCISE                     WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
   PRICES                 SHARES   REMAINING CONTRACTUAL    EXERCISE PRICE
                                      LIFE IN YEARS

                     O            E                  O                O           E

    $ 3 to 10     397,299       397,299             4.61           $ 5.79      $ 5.79

     11 to 18     602,820       602,820             6.47            15.11       15.11
     19 to 24     640,784       381,984             8.28            23.88       23.71

     25 to 37     243,420       109,620             8.89            30.85       28.00

     37 to 55     284,867       169,480             9.32            44.21       44.27

    $ 3 to 55    2,169,190     1.661,203            7.31           $21.58      $18.69


 OPTIONS
 FORFIETED:

   FISCAL YEAR   RANGE OF      SHARES           WEIGHTED-AVERAGE
                 EXERCISE                       EXERCISE PRICE
                 PRICE

      1999       $24 to 45     16,400           $37.41


      1998       $24 to 25     12,000           $24.13



      1997       $13 to 18      7,500           $17.92


As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board ( APB ) No. 25 Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model.


The Company s pro forma information for continuing operations follows:

                                                      Year ended June 30,

                                                   1999       1998        1997

 Net income            As reported      $ 32,526   $ 23,950   $ 18,269

                                Pro forma        $ 27,253   $ 21,895   $ 18,038

 Diluted earnings per share     As reported      $   1.54   $   1.16   $    .91
                                Pro forma        $   1.29   $   1.06   $    .90

 Basic earnings per share       As reported      $   1.63   $   1.22   $    .96

                                Pro forma        $   1.37   $   1.12   $    .95

Assumptions:

 Expected life (years)                               2.97       2.16       2.16
 Volatility                                            56%        40%        40%

 Risk free interest rate                              5.0%       6.1%       5.9%

 Dividend yield                                        .7%        .7%        .7%

NOTE 10: EMPLOYEE BENEFIT PLANS

Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

401(k) Employee Stock Ownership Plan ( ESOP ) - The Company has a 401(k) Employee Stock Ownership Plan (the "Plan ) covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company has the option of making a discretionary contribution to the Plan, however, none has been made for any of the three most recent fiscal years. The Company assumed responsibility for the Peerless Employee 401(k) Plan as of acquisition date (see
Note 12), and will merge it into the Plan as of December 31, 1999. The total expense related to the Plans was $1,321,000, $952,000, and $723,000 for 1999, 1998, and 1997, respectively.


NOTE 11:  DISCONTINUED OPERATIONS

In the last quarter of 1996, the Company discontinued the operations of its BankVision Software, Ltd. subsidiary ( BankVision ) which it planned to sell by December 31, 1996. The estimated loss on disposal recorded in 1996 consisted of the following:

Estimated loss on sale, net of applicable income tax benefit        $2,390,000
Operating losses from April 1, 1996, through June 30, 1996, net of
income tax benefit of $78,000                                       $  130,000
Estimated operating losses from July 1, 1996, to anticipated dis-
posal date, net of income tax benefit of $38,000                    $  100,000

                                                                    $2,620,000

The planned sale of BankVision was not concluded as of June 30, 1999. Thus, additional losses of $758,000, $668,000 and $450,000 were reported for the discontinued BankVision unit for the years ended June 30, 1999, 1998 and 1997, respectively. Several issues which were raised during negotiations for the sale of BankVision caused a delay in the Company s plan for disposing of this subsidiary. These issues have now been addressed. The Company is currently honoring commitments to existing customers and anticipates final resolution regarding its discontinued operations by January 31, 2000. The Company has notified customers that maintenance contracts will not be renewed upon normal expiration. (See Note 13).

NOTE 12:  BUSINESS ACQUISITIONS

POOLING OF INTERESTS TRANSACTIONS

The Company acquired all the outstanding shares of Peerless on December 16, 1998, for approximately 827,000 shares of Company stock.

The Company acquired all the outstanding shares of Financial Software Systems, Inc. on September 2, 1997, for $600,000 in Company stock.

The Company acquired all the outstanding shares of G. G. Pulley & Associates, Inc. on July 1, 1997, for $5,000,000 in Company stock.

The Company acquired all the outstanding shares of Liberty Banking Services, Inc. on September 1, 1996, for $2,000,000 in Company stock.

Prior year financial statements have been restated for the effect of the pooling transactions. The following table presents a reconciliation of revenue and net income previously reported by the Company and Peerless to those presented in the accompanying consolidated financial statements.


                       Three Months Ended
                       September 30, 1998    Fiscal 1998            Fiscal 1997

 Revenues:
   JHA                 $ 40,728              $113,423               $ 82,600
   Peerless               8,921                29,124                 38,151
   Combined            $ 49,649              $142,547               $120,751

 Net Income
   JHA                 $  8,296              $ 21,569               $ 15,305
   Peerless                 497                 1,713                  2,514
   Combined            $  8,793              $ 23,282               $ 17,819

PURCHASE TRANSACTIONS

On November 25, 1998, the Company acquired all the outstanding shares of Digital Data Services, Inc. common stock for $2,750,000 in cash.

On July 1, 1998, the Company acquired all the outstanding shares of Hewlett Computer Services, Inc. common stock for $2,250,000 in cash.

On December 12, 1997, the Company acquired all the outstanding shares of Vertex, Inc. common stock for $1,905,000 in Company stock and $1,095,000 in cash.

The consolidated operations of the Company include the operations of the acquirees from their acquisition dates for acquisitions accounted for as purchases. Pro Forma information for acquisitions accounted for as purchases is not presented as the impact was not material.


NOTE 13: SUBSEQUENT EVENTS

On September 7, 1999, the Company completed the sale of its BankVision subsidiary (see discontinued operations, Note 11) for $1,000,000. Under the terms of the agreement, the purchaser, made a $500,000 down payment and executed promissory notes to pay $250,000 (plus interest) in each of the next two years. The net assets of the subsidiary, as of that date, approximately equal the sales proceeds, and as a result, the Company expects the transaction to have minimal effect on its financial results for fiscal year 2000.

On September 8, 1999, the Company completed the acquisition of BancTec, Inc. s community banking business, providing software, account processing capabilities and data center operations to over 800 community banks throughout the united States and the Caribbean. Revenues from these acquired community banking operations total approximately $17 million and $43 million for the six months ended June 30, 1999 and calendar 19998, respectively. The total value of the transaction was approximately $58,000,000, of which $50,000,000 was in cash and the remainder in the assumption of certain liabilities. The purchase price was paid with approximately $25,000,000 cash from operations and $25,000,000 proceeds from a line of credit with a commercial lender. The line of credit provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates and is due September 7, 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

  (1)  Financial Statements:

The following Consolidated Financial Statements of the Company and its subsidiaries and the Reports of Independent Accountants thereon appear under
Item 8 of this Report:

     Independent Auditors  Report.
  - Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and
  1997.
  -  Consolidated Balance Sheets as of June 30, 1999 and 1998.
  -  Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended
  June 30, 1999, 1998 and 1997.
  - Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.
  -  Notes to Consolidated Financial Statements.

  (2)  Financial Statement Schedules:

The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


(2)  Plan of acquisition

  2.1 Agreement for purchase and sale of assets regarding the acquisition of certain assets from BancTec, Inc. dated September 8, 1999, attached as exhibit 2.1 to the Company s current report on Form 8-K dated September 20, 1999.

(3)  Articles of Incorporation and Bylaws

     Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:

  3.1 Certificate of Incorporation attached as Exhibit 3.1 to the Company s Registration Statement on Form S-1, filed November 17, 1985.
  3.2     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 4 to the Company s Quarterly Report on Form 10-Q for the Quarter ended December 31, 1987.
  3.3     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 3.1 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1993.
  3.4 Amended and Restated Bylaws attached as Exhibit A to the Company s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.
  3.5     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 3.5 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1997.
  3.6     Certificate of Amendment of Certificate of Incorporation attached as
          Exhibit 3.6 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1998.

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

          10.6 The Company s 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1997.

          10.7 The Agreement and Plan of Merger regarding acquisition of Peerless Group, Inc., dated August 18, 1998, attached as Exhibit
                10.7 to the Company s Annual Report on Form 10-K for the Year Ended June 30, 1998.

          10.11 Line of Credit Agreement dated September 7, 1999, between the Company and Commerce Bank, N.A., attached as exhibit 10.11 to the Company s current report on Form 8-K dated September 20, 1999.

  (21)    Subsidiaries of the Registrant

          A list of the Company's subsidiaries is attached hereto as Exhibit
          21.

  (23)    Consents of Experts and Counsel

          Consent of Independent Auditors  is attached hereto as Exhibit 23.

(b)  Reports on Form 8-K:

          None.






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of September, 1999.

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

SIGNATURE                          CAPACITY                DATE

/s/ Michael E. Henry               Chairman of the         September 24, 1999
Michael E. Henry                   Board and Chief
                                   Executive Officer
                                   and Director

/s/ Michael R. Wallace             President, Chief        September 24, 1999
Michael R. Wallace                 Operating Officer
                                   and Director


/s/ John W. Henry                  Vice Chairman, Senior   September 24, 1999
John W. Henry                      Vice President and
                                    Director


/s/ Jerry D. Hall                  Executive Vice          September 24, 1999
Jerry D. Hall                      President and
                                   Director


/s/ Terry W. Thompson              Vice President,         September 24, 1999
Terry W. Thompson                  Treasurer and
                                   Chief Financial
                                   Officer
                                   (Principal
                                   Accounting
                                   Officer)


/s/ James J. Ellis                 Director                September 24, 1999
James J. Ellis


/s/ Burton O. George               Director                September 24, 1999
Burton O. George


/s/ George R. Curry                Director                September 24, 1999
George R. Curry










                                                        Exhibit 21




                          JACK HENRY & ASSOCIATES, INC.
                                MONETT, MO 65708



LIST OF SUBSIDIARIES AT 6/30/99


Jack Henry International, Ltd.
U.S. Virgin Islands


BankVision Software, Ltd.
Delaware
G.G. Pulley, Inc.
New Mexico


Vertex, Inc.
Delaware


Peerless Group, Inc
Delaware


CommLink Corp.
Delaware









                                                  Exhibit 23


INDEPENDENT AUDITORS  CONSENT


We consent to the incorporation by reference in the Registration Statements of the Jack Henry & Associates, Inc. 1996 Stock Option Plan on Form S-8 (File Nos. 33-65231, 33-65251 and 33-16989) of our report dated August 23, 1999 (September 8, 1999, as to note 13) appearing in the Annual Report on Form 10-K of Jack Henry & Associates, Inc. for the year ended June 30, 1999.


/s/ Deloitte & Touche LLP




St Louis, Missouri
September 24, 1999