Form 10-Q
period 1999-09-30
HENRY JACK & ASSOCIATES INC
filed 1999-11-15
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURE-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at October 29, 1999
Common Stock, $.01 par value              20,142,098







                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                         Page No.


PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            September 30, 1999, (Unaudited) and June
            30, 1999                                            3

            Condensed Consolidated Statements of
            Income for the Three Months Ended
            September 30, 1999 and 1998 (Unaudited)             5

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended September 30,
            1999 and 1998 (Unaudited)                           6

            Notes to the Condensed Consolidated Financial
            Statements                                          7 - 9

      Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                        9 - 12


Part II.       OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of
                Security Holders                                12

     Item 6 - Exhibits and Reports on Form 8-K                  12






Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)



                                             September 30,
                                                 1999          June 30,
                                              (Unaudited)        1999

          ASSETS

Current assets:
  Cash and cash equivalents                    $ 2,408       $  3,185
  Investments                                    6,649          6,702
  Trade receivables                             33,666         51,387
  Prepaid expenses and other                     18,271        18,568

          Total                                $ 60,994       $ 79,842

Property and equipment, net                    $ 70,740       $ 65,595

Other assets:
  Intangible assets, net of amortization       $ 69,300      $ 25,181
  Computer software, net of amortization          2,973         3,015
Other non-current assets                          1,073         1,088

          Total                                 $ 73,346     $ 29,284

          Total assets                          $205,080     $174,721



                                             September 30,
                                                 1999          June 30,
                                             (Unaudited)         1999
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 4,539      $ 4,836
  Short-term borrowings                          25,000            -
  Accrued expenses                                 7,523       8,166
  Accrued income taxes                             3,297           -
  Deferred revenues                               40,096      44,664

          Total                                  $ 80,455    $ 57,666

Deferred income taxes                               2,586       2,586

          Total liabilities                       $ 83,041    $ 60,252


Stockholders' equity:
  Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                         -           -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     20,119,462 issued @ 9/30/99
     20,099,678 issued @ 6/30/99                  $    201    $    201
  Additional paid-in capital                        32,709      31,999
  Retained earnings                                 89,129      82,269

          Total stockholders' equity               $122,039    $114,469

          Total liabilities and
           stockholders' equity                    $205,080    $174,721

The accompanying notes are an integral part of these condensed consolidated financial statements.







                         JACK HENRY & ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 Quarter Ended
                                                                  September 30,
                                                              1999               1998
Revenues:
  Software licensing & installation                          $11,539            $13,179
  Maintenance/support & service                               20,188             15,318
  Hardware sales                                              10,638             20,628
       Total revenues                                        $42,365            $49,125

Cost of sales:
  Cost of hardware                                           $ 7,425            $15,047
  Cost of services                                            14,757             11,860
     Total cost of sales                                      $22,182            $26,907

Gross profit                                                 $20,183            $22,218
                                                                 48%                45%
Operating expenses:
  Selling and marketing                                      $ 3,334            $ 4,071
  Research and development                                     1,659              1,272
  General and administrative                                   3,638              3,148
    Total operating expenses                                 $ 8,631            $ 8,491

Operating income from continuing operations                  $11,552            $13,727

Other income (expense):
  Interest income                                            $   344            $   460
  Interest expense                                               (94)                 -
  Other, net                                                   1,330                 39
    Total other income                                       $ 1,580            $   499

Income before income taxes                                   $13,132            $14,226
Provision for income taxes                                     4,330              5,457
  Income from continuing operations                          $ 8,802            $ 8,769
  Income (loss) from discontinued operations                    (332)                24
    Net income                                               $ 8,470            $ 8,793

Diluted earnings per share:
  Income from continuing operations                          $   .42            $   .42
  Loss from discontinued operations                             (.02)                 -
    Net income per share                                     $   .40            $   .42

Diluted weighted average shares outstanding                   20,799             20,999

Basic earnings per share:
  Income from continuing operations                          $   .44            $   .44
  Loss from discontinued operations                             (.02)                 -
    Net income per share                                     $   .42            $   .44

Basic weighted average shares outstanding                     20,119             19,811

The accompanying notes are an integral part of these condensed consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                    Quarter Ended
                                                    September 30,

                                                1999             1998
Cash flows from operating activities:
 Income from continuing operations            $  8,802         $ 8,769
 Adjustments to reconcile income from
  continuing operations to cash from
  operating activities
  Depreciation and amortization                  2,984           1,825
  Gain on sale of investments                   (1,052)              -
  Other                                              -              80
  Changes in:
    Trade receivables                           24,810          14,565
    Prepaid expenses and other                  (1,613)         (1,571)
    Accounts payable                              (774)           (579)
    Accrued expenses                            (1,875)          2,606
    Accrued income taxes                         4,541           4,698
    Deferred revenues                           (9,207)         (1,225)

    Net cash from continuing
      Operations                              $ 26,616         $29,168

Cash flows from discontinued operations       $    700         $  (118)

Cash flows from investing activities:
  Capital expenditures                        $ (4,862)        $(8,896)
  Proceeds from sale of investments              3,605               -
  Computer software developed/purchased           (173)            (90)
  Payment for acquisitions, net                (50,241)         (4,867)
  Other, net                                       (22)              2

    Net cash from investing activities        $(51,693)       $(13,851)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options            $    623         $ 1,386
  Proceeds from sale of common stock                87              67
  Proceeds from short-term borrowings           25,000               -
  Principal payments on notes payable                -            (633)
  Dividends paid                                (1,610)         (1,236)

     Net cash from financing activities       $ 24,100        $   (416)

Net (decrease) increase in cash and
  Cash equivalents                            $   (277)        $14,783

Cash and cash equivalents at beginning
  of period                                      3,185          24,671

Cash and cash equivalents at end of period    $  2,908         $39,454

Net cash paid (received) from income taxes of $159,000 and $(450,000) for the quarter ended September 30, 1999 and 1998, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.




             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Summary of Significant Accounting Policies

S TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

  Comprehensive Income - Comprehensive income for each of the three-month periods ended September 30, 1999 and 1998, approximates the Company s net income.

  Recent Accounting Pronouncements - In March, 1998, the Accounting Standards Executive Committee of Public Accountants ( AcSEC ) issued Statement of Position ( SOP ) 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition , which deferred portions of SOP 97-2 for one year. The Company adopted SOP 98-4 effective July 1, 1999.

  Restatement - The financial statements for the period ended September 30, 1998 have been restated to include Peerless Group, Inc. ( Peerless ) which was acquired on December 16, 1998. The acquisition was accounted for as a pooling of interests and therefore all periods have been adjusted to reflect the acquisition as if it had occurred at the beginning of the earliest period reported.

  Reclassification - Where appropriate, prior year s financial information has been reclassified to conform with the current year s presentation. The statements of cash flows are prepared using the indirect method, which represents a reclassification of the prior year s presentation using the direct method.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1999.



2.  Interim Financial Statements

  The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company s audited consolidated financial statements and accompanying notes which are included in its Form 10-K, for the year ended June 30, 1999.

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the three month period then ended.

  The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the three months ended September 30, 1999:

  Discontinued Operations - On September 7, 1999, the Company completed the sale of its BankVision subsidiary for $1,000,000. Under the terms of the sale, the purchaser, made a $500,000 down payment and executed promissory notes to pay $250,000 (plus interest) in each of the next two years. The loss from discontinued operations of $332,000 reported during the quarter reflect operating losses and loss related to the sale.

  Purchase Acquisition and Short Term Borrowings - On September 8, 1999, the Company completed the acquisition of BancTec, Inc s community banking business. The assets were acquired and the liabilities assumed by Open Systems Group
( OSG ), a newly formed, wholly-owned subsidiary of the Company. OSG provides software, account processing capabilities and data center operations to over 800 community banks in the United States and the Caribbean.

  The aggregate purchase price was approximately $58,241,000 including $50,000,000 in cash, $8,000,000 in assumed liabilities and transaction costs of approximately $241,000. The cash portion of the purchase price was provided by $25,000,000 from operations, and $25,000,000 in proceeds from a line of credit with a commercial lender. The line of credit provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates (6.0% at September 30,
1999) and is due September 7, 2000.

  The purchase price was preliminary allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date, pending final determination of certain acquired balances. The preliminary allocation has resulted in acquired goodwill of approximately $45,112,000, which is being amortized on a straight-line basis over 15 years.

  The acquisition was accounted for by the purchase method of accounting. Accordingly, the accompanying condensed consolidated statements of income do not include any revenues and expenses related to this acquisition prior to the respective closing date.


4.  Income Per Share Information

  Per share information is based on the weighted average number of common shares outstanding for the three month period ended September 30, 1999 and 1998. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.

5.   1996 Stock Option Plan

  On October 29, 1999, the stockholders voted to increase the number of shares available for issuance under the 1996 Stock Option Plan by an aggregate of 1,000,000 shares, to a total of 3,250,000 shares.


Item 2. - Management's Discussion and Analysis of Results of
             Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems and ATM networking products that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company was founded in 1976. Its developed proprietary applications software, which
operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for banks with less than $300 million in assets, and the Silverlake
System   , for banks with assets up to $10 billion.  Its acquired proprietary applications software, which operates in the UNIX and NT client-server environment, operates on various hardware platforms. JHA frequently sells hardware with its software products. It also provides continuing maintenance and support services to customers using the system. The Company's software systems have been installed at over 2,600 banks and credit unions.



                1  CIF 20/20  is a trademark of Jack Henry & Associates, Inc.
                2 Silverlake System is a registered trademark of Jack Henry & Associates, Inc.

The Company established a Year 2000 (Y2K) Committee in 1997. This Committee prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors reviewed and approved the Y2K Plan as required by the banking regulators of all service bureau providers. The Company has completed its assessment of its proprietary, mission critical and non-mission critical systems and tested (including customer testing) for Y2K compliance. The Company believes the products it currently sells and its internal systems are Y2K complaint.
Although the Company does not maintain accounting records that separately identify all of the costs associated with its Y2K activities, it is estimated that the total cost has not and will not be material to the Company s financial statements.

A detailed discussion of the major components of the results of operations for the quarter ended September 30, 1999, as compared to the same period in the previous year follows:

Revenues

  Revenues decreased 14% to $42,365,000 in the quarter ended September 30, 1999.
Software licensing and installation decreased 12%.   Maintenance, support and
service revenues increased 32%. Hardware sales decreased 48% from last year's quarter. Software licensing and hardware sales declined as financial institutions curtailed system upgrades awaiting the turn of the century.

  The backlog of sales at September 30, 1999 was $82,727,000. This is down sightly from the June 30, 1999 level, and is consistent with management's expectations for the first quarter. Backlog at October 29, 1999 was $83,479,000.

Cost of Sales

  The 18% decrease in cost of sales for the first quarter of Fiscal Year 2000 is relatively consistent with the decrease in revenues. Cost of hardware decreased 51% while cost of services increased 24%, both relatively consistent with the changes in the related revenue.

Gross Profit

  Gross profit decreased to $20,183,000 in the first quarter ended September 30, 1999, a 9% decrease from last year. The gross margin percentage was 48% of sales compared to 45% last year due to hardware (lower margin sales) representing 25% of total revenues compared to 42% last year.

Operating Expenses

  Total operating expenses increased 2%, reflecting small increases related to acquisitions and overall growth. Selling expenses decreased 18% which is consistent with decrease in revenues. Research & development increased 30%, which was directly related to continued development and refinement of new and existing products. General & administrative expenses increased 16%, supporting the overall growth of the Company and acquisitions.


Other Income and Expense

  Other income for the quarter ended September 30, 1999 reflects an increase when compared to the same period last year due primarily to the $1,105,000 gain on sale of stock acquired in the Peerless acquisition.

Provision for Income Taxes

  The effective tax rate for the three months ended September 30, 1999, as compared to the same period in the prior year, reflects the effect of a capital gain partially offset by a capital loss generated by the sale of BankVision, and other federal and state tax benefits generated from the sale and various other activities

Net Income

  Net income from continuing operations for the first quarter was $8,802,000, or $.42 earnings per share compared to $8,769,000, or $.42 earnings per share in the same period last year.

Discontinued Operations

  The Company incurred a $332,000 loss from discontinued operations compared to $24,000 income in the same period last year. Due to the sale of this subsidiary on September 7, 1999, no future income or loss is anticipated.


FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments decreased to $2,408,000 at September 30, 1999, from $3,185,000 at June 30, 1999. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 1999, offset by the $25,000,000 cash from operations used in OSG s acquisition of BancTec, Inc s community banking business.

  JHA has available credit lines totaling $23,000,000, although the Company expects additional borrowings to be minimal during Fiscal Year 2000. The Company currently has short-term obligations for $25,000,000 to a commercial lender, which provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates (6.0% at September 30, 1999) and is due September 7, 2000.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $4,862,000 for the quarter ended September 30, 1999, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations.
Cash acquisition costs totaling $50,241,000 for the quarter ended September 30, 1999, for the purchase of OSG, were funded with $25,241,000 from operations and $25,000,000 from short-term borrowings. The consolidated capital expenditures of JHA excluding acquisition costs could exceed $25,000,000 for Fiscal Year 2000.

  The Company paid an $.08 per share cash dividend on September 23, 1999 to
stockholders of record September 7, 1999 which was funded from operations.   In
addition, the Company's Board of Directors, subsequent to September 30, 1999, declared a quarterly cash dividend of $.08 per share on its common stock payable December 9, 1999 to stockholders of record on November 18, 1999. This will be funded out by operations.


CONCLUSION

  JHA's results of operations and its financial position continued to be favorable during the quarter ended September 30, 1999, notwithstanding the unusual market conditions created by the turn of the century. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 29, 1999, for the purpose of electing a board of directors and amending the 1996 Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                         For               Withheld

  John W. Henry                    17,815,380            413,470
  Jerry D. Hall                    17,814,880            413,970
  Michael E. Henry                 17,812,564            416,286
  James J. Ellis                   17,895,445            333,405
  Burton O. George                 17,890,350            338,500
  George R. Curry                  17,889,582            414,486
  Michael R. Wallace               17,814,364            414,486

Also approved was the amendment of the 1996 Stock Option Plan to increase the number of shares available for issuance under the plan by an aggregate of 1,000,000 shares, to 3,250,000 with the number of votes as indicated below.

              For                     Against              Withheld

         14,584,190                3,562,520              82,140


Item 6. Exhibits and Reports on Form 8-K

  (b) The Company filed a current report on Form 8-K on September 20, 1999, reporting the completion of the Company s acquisition of certain assets comprising the BancTec Financial Systems unit of BancTec Inc., and describing certain details of the transaction.




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: November 15, 1999                         /s/ Michael E. Henry
                                                Michael E. Henry
                                                Chairman of the Board
                                                Chief Executive Officer


Date: November 15, 1999                         /s/ Terry W. Thompson
                                                Terry W. Thompson
                                                Vice President and
                                                Chief Financial Officer