Form 10-Q
period 1999-12-31
HENRY JACK & ASSOCIATES INC
filed 2000-02-11
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at January 28, 2000
Common Stock, $.01 par value              20,222,471







                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                         Page No.


PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1999, (Unaudited) and June
             30, 1999                                           3

            Condensed Consolidated Statements of
             Income for the Quarter and Six Months Ended
           December 31, 1999 and 1998 (Unaudited)               5

            Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended December 31,
             1999 and 1998 (Unaudited)                          6

            Notes to the Condensed Consolidated Financial
             Statements                                         7 - 10

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                    10 - 13


Part II.       OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                  13








Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In Thousands, Except Share and Per Share Data)



                                             December 31,
                                                 1999          June 30,
                                              (Unaudited)        1999

          ASSETS

Current assets:
  Cash and cash equivalents                   $ 3,285        $  3,185
  Investments                                   6,697           6,702
  Trade receivables                            55,672          51,387
  Income taxes receivable                       1,858           1,244
  Prepaid expenses and other                   18,944          17,324

          Total                               $ 86,456        $ 79,842

Property, plant and equipment                 $ 96,945        $ 84,540
  Accumulated depreciation                      22,809          18,945
  Property and equipment, net                 $ 74,136        $ 65,595

Other assets:
  Intangible assets, net of amortization      $ 66,945        $ 25,181
  Computer software, net of amortization         4,244           3,015
  Other non-current assets                       1,286           1,088

          Total                                $ 72,475        $ 29,284

          Total assets                         $233,067        $174,721





                                             December 31,
                                                 1999          June 30,
                                             (Unaudited)         1999
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 9,481         $ 4,836
  Short-term borrowings                        37,500               -
  Accrued expenses                              7,107           8,166
  Deferred revenues                            51,986          44,664

          Total                               $106,074        $ 57,666

Deferred income taxes                            1,907           2,586

          Total liabilities                    $107,981       $ 60,252


Stockholders' equity:
  Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                     -              -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     20,144,883 issued @ 12/31/99
     20,099,678 issued @ 6/30/99              $    201       $    201
  Additional paid-in capital                    33,371         31,999
  Retained earnings                             91,514         82,269

          Total stockholders' equity           $125,086       $114,469

          Total liabilities and
           stockholders' equity                $233,067       $174,721

The accompanying notes are an integral part of these condensed consolidated financial statements.




                         JACK HENRY & ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                   Quarter Ended         Six Months Ended
                                                    December 31,            December 31,

     Revenues:                                   1999         1998         1999       1998
       Software licensing & installation     $  9,074      $11,731      $20,613    $24,910
       Maintenance/support & services          23,645       17,305       43,833     32,624
       Hardware sales                          18,749       18,547       29,387     39,175
         Total revenues                      $ 51,468      $47,583      $93,833    $96,709
     Cost of sales:
       Cost of hardware                        13,411       12,718       20,836     27,765
       Cost of services                        20,415       13,158       35,172     25,019
         Total cost of sales                 $ 33,826      $25,876      $56,008    $52,784
     Gross profit                            $ 17,642      $21,707      $37,825    $43,925
                                                   34%          46%          40%        45%
     Operating expenses:
       Selling and marketing                    4,704        3,843        8,038      7,914

       Research and development                 1,879        1,239        3,538      2,511
       General and administrative               4,840        5,665        8,478      8,812
         Total operating expenses            $ 11,423      $10,747     $ 20,054    $19,237
     Operating income                        $  6,219      $10,960     $ 17,771    $24,688
     Other income (expense):
       Interest  income                           160          523          504        991
       Interest expense                          (452)         (20)        (546)       (27)
       Other, net                                 129          142        1,459        180
         Total other income (expense)        $   (163)     $   645     $  1,417    $ 1,144
     Income before income taxes              $  6,056      $11,605     $ 19,188    $25,832
     Provision for income taxes                 2,059        4,485        6,389      9,942
     Income from continuing operations       $  3,997      $ 7,120     $ 12,799    $15,890
     Loss from discontinued operations              -         (249)        (332)      (227)
     Net income                              $  3,997      $ 6,871     $ 12,467    $15,663

     Diluted earnings per share:
     Income from continuing operations       $    .19      $   .34     $    .61    $   .75
     Loss from discontinued operations                   -    (.01)        (.02)      (.01)
     Net income per share                    $    .19      $   .33     $    .59    $   .74
     Diluted weighted average shares           20,874       21,180       20,837     21,090
     outstanding
     Basic earnings per share:
     Income from continuing operations       $    .20      $   .36     $    .64    $   .80
     Loss from discontinued operations                   -    (.01)        (.02)      (.01)
     Net income per share                    $    .20      $   .35     $    .62    $   .79
     Basic weighted average shares             20,145       19,932       20,132     19,872
     outstanding


The accompanying notes are an integral part of these condensed consolidated financial statements.




                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                  Six Months Ended
                                                    December 31,

                                                1999             1998
Cash flows from operating activities:
 Income from continuing operations            $ 12,799         $ 15,894
 Adjustments to reconcile income from
  continuing operations to cash from
  operating activities
  Depreciation and amortization                  6,926            3,916
  Gain on sale of investments                   (1,105)               -
  Other                                             36              100
  Changes in:
    Trade receivables                            2,966           15,596
    Prepaid expenses and other                  (4,038)          (2,880)
    Accounts payable                             4,133           (4,054)
    Accrued expenses                            (2,083)           3,321
    Accrued income taxes                          (614)          (1,613)
    Deferred revenues                            3,639            1,920

    Net cash from continuing
      Operations                              $ 22,659         $ 32,200

Cash flows from discontinued operations       $    700         $   (264)

Cash flows from investing activities:
  Capital expenditures                        $(10,897)        $(14,698)
  Proceeds from sale of investments              3,605            1,600
  Computer software developed/purchased           (570)            (183)
  Payment for acquisitions, net                (51,047)          (7,835)

    Net cash from investing activities        $(58,909)        $(21,116)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options            $  1,181         $  2,226
  Proceeds from sale of common stock               191              134
  Proceeds from short-term borrowings           37,500                -
  Principal payments on notes payable                -             (696)
  Dividends paid                                (3,222)          (2,477)
  Purchase of treasury stock                         -               (6)

     Net cash from financing activities       $ 35,650         $   (819)

Net increase in cash and
  Cash equivalents                            $    100         $ 10,001

Cash and cash equivalents at beginning
  of period                                      3,185           24,683

Cash and cash equivalents at end of period    $  3,285          $34,684


The Company paid income taxes of $7,763,000 and $12,107,000 for the six months ended December 31, 1999 and 1998, respectively.

The Company paid interest of $260,000 and $27,000 for the six months ended December 31, 1999 and 1998, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.







            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Summary of Significant Accounting Policies

S TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. The Company markets these systems to financial institutions in the United States along with the computer equipment (hardware), and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. The institution can elect to have this system in-house or outsourced through one of the Company s service bureau locations which provides account processing and data center capabilities. The Company provides continuing support and maintenance services to customers using the system. The Company also processes ATM transactions for financial institutions in the U.S. All of these related activities are considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Comprehensive Income - Comprehensive income for each of the six-month periods ended December 31, 1999 and 1998, approximates the Company s net income.


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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the quarter and six months then ended.

  The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the six months ended December 31, 1999:


  Purchase Acquisition and Short Term Borrowings - On September 8, 1999, the Company completed the acquisition of BancTec, Inc s community banking business. The assets were acquired and the liabilities assumed by Open Systems Group
( OSG ), a newly formed, wholly-owned subsidiary of the Company. OSG markets banking software systems to financial institutions in the United States along with computer equipment (hardware), and provides the conversion and software customization necessary to install the software system. OSG also provides account processing capabilities and data center operations to community banks.

  The aggregate purchase price was approximately $56,136,000 including $50,000,000 in cash, $5,475,000 in assumed liabilities and transaction costs of approximately $661,000. The cash portion of the purchase price was provided by $25,000,000 from operations, and $25,000,000 in proceeds from a line of credit with a commercial lender. The line of credit provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates (6.75% at December 31,
1999) and is due September 7, 2000.

  The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date. The allocation has resulted in acquired goodwill of approximately $44,296,000 which is being amortized on a straight-line basis over 20 years.


  The acquisition was accounted for by the purchase method of accounting. Accordingly, the accompanying condensed consolidated statements of income do not include any revenues and expenses related to this acquisition prior to the closing date.

  The following unaudited proforma consolidated information is presented as if the acquisition had occurred as of the beginning of each period presented.


                                                  Six Months Ended
                                                     December 31,

                                                 1999             1998

 Revenues                                      $ 97,330         $119,660

 Income from continuing operations             $ 11,746         $ 15,379
 Net Income                                    $ 11,414         $ 15,152

 Diluted earnings per share:

 Income from continuing operations             $    .56         $    .73

 Net income                                    $    .54         $    .72


4.  Earnings Per Share Information

  Per share information is based on the weighted average number of common shares outstanding for the six month period ended December 31, 1999 and 1998. Stock options have been included in the calculation of earnings per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


5.   Stock Dividend

  On January 31, 2000, the Company s Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend is payable March 2, 2000 to stockholders of record at the close of business on February 17, 2000. The shares presented in the condensed consolidated balance sheets as of December 31 and June 30, 1999, and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the quarter and six months ended December 31, 1999 and 1998, were based on the number of shares outstanding before giving effect to the stock split. On a proforma basis, giving effect to the stock split, outstanding shares and revised earnings per share would have been as follows:



                                           Quarter Ended     Six Months Ended
                                            December 31,       December 31,

                                   1999     1998     1999     1998

 Proforma diluted earnings per share:

 Income from continuing operations        $  .10   $  .17   $  .31   $  .38
 Loss from discontinued operations             -     (.01)    (.01)    (.01)

 Net income per share                     $  .10   $  .16   $  .30   $  .37

 Proforma diluted weighted average
 shares outstanding                       41,748   42,360   41,674   42,180

 Proforma basic earnings per share:
 Income from continuing operations        $  .10   $  .18   $  .32   $  .40

 Loss from discontinued operations             -     (.01)    (.01)    (.01)

 Net income per share                     $  .10   $  .17   $  .31   $  .39

 Proforma diluted weighted average
 shares outstanding                       40,290   39,864   40,264   39,744


Item 2. -    Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems and ATM networking products that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company was founded in 1976. Its developed proprietary applications software, which 1
operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for financial institutions ranging up to $300 million in assets, and
2 the Silverlake System   , for banks and multi-bank groups ranging up to $10
billion in total assets. Its acquired proprietary applications software, which operates in the UNIX and NT client-server environment, operates on various hardware platforms. JHA frequently sells hardware with its software products. It also provides continuing maintenance and support services to customers using the system. The Company's software systems have been installed at over 2,600 banks and credit unions.

The Company established a Year 2000 (Y2K) Committee in 1997. This Committee prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors reviewed and approved the Y2K Plan as required by the banking regulators of all service bureau providers. The Company had completed its assessment of its proprietary, mission critical and non-mission critical systems and tested (including customer testing) for Y2K compliance prior to December 31, 1999. The Company passed the milestone of the turn of the century with no major issues pertaining to the date change, and does not anticipate any in the future. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Y2K activities, it is estimated that the total cost was not material to the Company s financial statements.


A detailed discussion of the major components of the results of operations for


                1 CIF 20/20 is a trademark of Jack Henry & Associates, Inc. 2 Silverlake System is a registered trademark of Jack Henry
                   & Associates, Inc.

the quarter and six months ended December 31, 1999, as compared to the same periods in the previous year follows:

Revenues

  Revenues increased 8% to $51,468,000 in the quarter ended December 31, 1999. Software licensing and installation revenues decreased 23% as financial institutions curtailed system upgrades awaiting the turn of the century. Maintenance, support and service revenues increased 37% due to increased service bureau fees, in-house maintenance fees and ATM switching fees. Hardware sales increased 1% from last year s quarter. OSG contributed $6,904,000 in total revenue during this quarter.

  Six month revenues this year were $93,833,000, down 3% from last year s corresponding period. Software licensing and installation decreased 17%. Maintenance, support and service revenues increased 34%. Hardware sales were down 25% from last year due to the significant decrease in the first quarter ended September 30, 1999. OSG contributed $7,848,000 in total revenue during the six months ended December 31, 1999.

  The backlog of sales at December 31, 1999 was $90,158,000 ($30,364,000 In-House and $59,794,000 Outsourcing). This is up slightly from the June 30, 1999 level, and is consistent with management s expectations for the second quarter. Backlog at January 28, 2000 was $92,767,000 ($33,473,000 In-House and
$59,294,000 Outsourcing).

Cost of Sales

  Cost of sales increased 31% in the second quarter ended December 31, 1999. Cost of hardware increased 5%, slightly more than the 1% increase in hardware revenue. Cost of services increased 55% primarily due to the OSG acquisition and maintaining resources for the future growth expected in the Company s core business. The increase in cost of services is considerably higher than the 13% increase in non-hardware revenues.

  Cost of sales increased 6% for the first six months of fiscal 00, compared to a 3% decrease in revenues. Cost of hardware decreased 25%, which is consistent with the 25% decrease in hardware revenue. Cost of services increased 41% compared to the 12% increase in non-hardware revenues, primarily due to the OSG acquisition and continued growth.

Gross Profit

  Gross profit decreased to $17,642,000 in the second quarter ended December 31, 1999, a 19% decrease from last year. The gross margin percentage was 34% of sales compared to 46% last year. The decrease is primarily due to change in sales mix as software licensing (higher margin sales) decreased significantly due to financial institutions curtailing system upgrades until after the turn of the century and the addition of OSG which is currently operating at lower gross profit margins.

  The six month gross profit this year was down 14% at $37,825,000. The gross margin percentage for the first six months was 40% of sales, down from last year s rate of 45%.

Operating Expenses

  Total operating expenses increased 6% in the quarter compared to last year s period which mirrors the increase in revenue. Selling expenses increased 22% while research and development expenses increased 52% related to continued development and refinement of new and existing products. General and administrative expenses increased 34% excluding the $2,040,000 one time transaction costs relating to the acquisition of Peerless in this period last year, without excluding these costs there was a 15% decrease.

Total operating expenses increased 4% in the six months ended December 31, 1999. Selling expenses increased 2%, research and development increased 41% and general and administrative expenses decreased 4% (increase of 25% excluding the one time transaction costs relating to the acquisition of Peerless) compared to the same period last year.

Other Income and Expense

  Other income for the quarter ended December 31, 1999 reflects a decrease when compared to same period last year. This is primarily due to interest expense this year on short-term borrowings, compared to interest income last year from cash investments.

  Other income for the six months ended December 31, 1999 reflects a 24% increase primarily due to the $1,105,000 gain on sale of stock acquired in the Peerless acquisition in the first quarter ended September 30, 1999, which offsets the increased interest expense.

Net Income

  Net income from continuing operations for the second quarter was $3,997,000, or $.19 per diluted share, a decrease of 44%, compared to $7,120,000, or $.34 per diluted share in the same period last year.


  Net income from continuing operations for the six months ended December 31, 1999 was $12,799,000, or $.61 per diluted share (down 19%), compared to $15,890,000, or $.75 per diluted share during the same period last year.

Discontinued Operations

  The Company incurred a $332,000 loss from discontinued operations for the quarter ended September 30, 1999 and the six months ended December 31, 1999. Due to the sale of the BankVision subsidiary on September 7, 1999, there was no impact on the quarter ended December 31, 1999.


FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments increased to $3,285,000 at December 31, 1999, from $3,185,000 at June 30, 1999. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 1999, offset by the $25,000,000 cash from operations used in OSG s acquisition of BancTec, Inc s community banking business.

  JHA has available credit lines totaling $10,500,000, although the Company expects additional borrowings to be minimal during Fiscal Year 2000. The Company currently has short-term obligations for $37,500,000 to a commercial lender, which provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates (6.75% at December 31, 1999) and is due September 7, 2000.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $10,897,000 for the six months ended December 31, 1999, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations and additional short-term borrowing. Cash acquisition costs totaling $50,661,000 for the six months ended December 31, 1999, for the purchase of BancTec, Inc s. community banking services, were funded with $25,661,000 from operations and $25,000,000 from short-term borrowings. The consolidated capital expenditures of JHA excluding acquisition costs could exceed $30,000,000 for Fiscal Year 2000.
  The Company paid an $.08 per share cash dividend on December 9, 1999 to
stockholders of record November 18, 1999 which was funded from operations.   In
addition, the Company's Board of Directors, subsequent to December 31, 1999, declared a quarterly cash dividend of $.10 per share on its common stock payable March 2, 2000 to stockholders of record on February 16, 2000. This will be funded from operations. Further, the Company s Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 split, to be paid March 2, 2000 to stockholders of record on February 17, 2000.


CONCLUSION

  JHA's results of operations and its financial position continued to be favorable during the quarter ended December 31, 1999, notwithstanding the unusual market conditions of financial institutions curtailing system upgrades created by the turn of the century. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

  (b) The Company filed a Current Report on Form 8-K/A on December 28, 1999, amending the Company s Current Report on Form 8-K dated September 20, 1999, for the purpose of filing the audited financial statements of BancTec Financial Systems, a unit of BancTec Inc., and the pro forma combined financial statements of the Company and BancTec Financial Systems.




                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                      JACK HENRY & ASSOCIATES, INC.


Date: February 11, 2000               /s/ Michael E. Henry
                                          Michael E. Henry
                                          Chairman of the Board
                                          Chief Executive Officer


Date: February 11, 2000               /s/ Terry W. Thompson
                                          Terry W. Thompson
                                          Vice President and
                                          Chief Financial Officer