Form 10-Q
period 2000-03-31
HENRY JACK & ASSOCIATES INC
filed 2000-05-05
CIK 779152

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                      Outstanding at April 30, 2000
Common Stock, $.01 par value                40,728,202









                          JACK HENRY & ASSOCIATES, INC.


                                    CONTENTS


                                                     Page No.
PART I.      FINANCIAL INFORMATION


      Item I - Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 2000, (Unaudited) and June
             30, 1999                                       3-4


            Condensed Consolidated Statements of
             Income for the Quarter and Nine Months
           Ended March 31, 2000 and 1999 (Unaudited)          5


            Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended March 31,
             2000 and 1999 (Unaudited)                        6

            Notes to the Condensed Consolidated Financial
             Statements                                     7-8

      Item 2 - Management's Discussion and Analysis of
                 Results of Operations and Financial
                  Condition                                 9-11


Part II.       OTHER INFORMATION





Part I.  Financial Information
Item 1.  Financial Statements


                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                               March 31,
                                                 2000          June 30,
                                              (Unaudited)        1999

Current assets:
  Cash and cash equivalents                    $12,976       $  3,185
  Investments                                    1,034          6,702
  Trade receivables                             36,017         51,387
  Income taxes receivable                             -         1,244
  Prepaid expenses and other                     22,347        17,324

          Total                                $ 72,374       $ 79,842

Property, plant and equipment                 $103,455        $ 84,540
Accumulated depreciation                        23,566          18,945
  Property and equipment, net                 $ 79,889        $ 65,595

Other assets:
  Intangible assets, net of amortization      $ 65,551        $ 25,181
  Computer software, net of amortization         3,626           3,015
  Other non-current assets                       1,272           1,088

          Total                                $ 70,449        $ 29,284
          Total assets                         $222,712        $174,721







                                               March 31,
                                                 2000          June 30,
                                           (Unaudited)           1999
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 6,476     $ 4,836
  Short-term borrowings                         29,500           -
  Accrued expenses                                5,973      8,166
  Accrued income taxes                            1,722          -
  Deferred revenues                              41,300     44,664

          Total                                 $ 84,971   $ 57,666

Deferred income taxes                              1,907      2,586

          Total liabilities                     $ 86,878    $ 60,252


Stockholders' equity:
  Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                       -           -
  Common stock - $0.01 par value;
     50,000,000 shares authorized;
     40,704,390 issued @ 3/31/00
     40,199,354* issued @ 6/30/99               $    407     $    402
  Additional paid-in capital                      35,818      31,798
  Retained earnings                               99,609      82,269

          Total stockholders' equity            $135,834     $114,469

          Total liabilities and
           stockholders' equity                 $222,712     $174,721


* All prior period share data has been adjusted for the 100% stock dividend paid March 2, 2000.

The accompanying notes are an integral part of these condensed consolidated financial statements.










                          JACK HENRY & ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                       Quarter Ended        Nine Months Ended
                                                           March 31, *         March 31, *

     Revenues:                                   2000         1999           2000      1999

       Software licensing & installation      $15,275      $11,198       $  35,888  $  36,108
       Maintenance/support & services          24,802       18,437          68,635     51,060
       Hardware sales                          16,329       14,356          45,716     53,532
         Total revenues                       $56,406      $43,991        $150,239   $140,700


     Cost of sales:
       Cost of hardware                        11,290       10,345          32,126     38,110
       Cost of services                        18,156       13,467          53,328     38,486
         Total cost of sales                 $ 29,446     $ 23,812       $  85,454  $  76,596

     Gross profit                            $ 26,960     $ 20,179       $  64,785  $  64,104
                                                   48%          46%             43%        46%
     Operating expenses:
       Selling and marketing                    4,260        3,177          12,298     11,090
       Research and development                 2,242        1,248           5,780      3,758
       General and administrative               4,974        3,601          13,452     12,412
         Total operating expenses            $ 11,476     $  8,026       $  31,530  $  27,260

     Operating income                        $ 15,484     $ 12,153       $  33,255  $  36,844
     Other income (expense):
       Interest  income                           221          440             725      1,430
       Interest expense                          (550)          (8)         (1,096)       (35)
       Other, net                                 180          161           1,639        339
         Total other income (expense)        $   (149)    $    593       $   1,268   $  1,734


     Income before income taxes              $ 15,335     $ 12,746       $  34,523   $ 38,578
     Provision for income taxes                 5,214        4,479          11,603     14,421
     Income from continuing operations       $ 10,121     $  8,267       $  22,920   $ 24,157
     Loss from discontinued operations              -         (531)           (332)      (758)
     Net income                              $ 10,121     $  7,736       $  22,588   $ 23,399


     Diluted earnings per share:
     Income from continuing operations       $    .24     $    .20       $     .55   $    .57
     Loss from discontinued operations              -         (.01)           (.01)      (.02)
     Net income                              $    .24     $    .19       $     .54 $      .55
     Diluted weighted average shares           42,429       42,378           41,925 42,245
     outstanding


     Basic earnings per share:
     Income from continuing operations       $    .25     $    .21       $     .57   $    .61
     Loss from discontinued operations              -          (.01)          (.01)      (.02)
     Net income                              $    .25     $     .20      $     .56   $    .59
     Basic weighted average shares             40,533        40,011         40,354     39,832
     outstanding


* All prior period share and per share data has been adjusted for the 100% stock dividend paid March 2, 2000.

The accompanying notes are an integral part of these condensed consolidated financial statements.



                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                   Nine Months Ended
                                                     March 31,

                                                2000              1999
Cash flows from operating activities:
 Income from continuing operations            $ 22,920         $ 24,157
 Adjustments to reconcile income from
  continuing operations to cash provided
  by operating activities
 Depreciation and amortization                  10,651            6,207
 (Gain) loss on sale of fixed assets                 4                7
 (Gain) loss on sale of investment              (1,105)             (78)
 Changes in:
   Trade receivables                            22,652           22,907
   Prepaid expenses and other                   (7,094)          (2,532)
   Accounts payable                              1,128           (8,966)
   Accrued expenses                             (3,216)            (380)
   Income taxes                                  2,966              224
   Deferred revenues                            (7,047)          (6,550)

   Net cash from operating activities         $ 41,859         $ 34,996

Cash flows from discontinued operations       $    700         $   (306)

Cash flows from investing activities:
  Proceeds on sale of property & equipment    $    218         $      4
  Capital expenditures                         (18,688)         (31,435)
  Short-term investment activity, net            5,668           (3,422)
  Proceeds from sale of investments              3,605                -
  Computer software developed/purchased           (632)            (362)
  Acquisition costs, net                       (51,215)          (8,129)

    Net cash from investing activities        $(61,044)        $(43,344)

Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options            $  3,700         $  2,734
  Proceeds from sale of common stock               325              225
  Proceeds from short-term borrowings, net      29,500                -
  Dividends paid                                (5,249)          (4,075)
  Principal payments on notes payable                -             (822)
  Purchase of treasury stock                         -               (6)

     Net cash from financing activities       $ 28,276         $ (1,944)

Net increase (decrease) in cash and cash
  equivalents                                 $  9,791         $(10,598)

Cash and cash equivalents at beginning
   of period                                     3,185           24,683

Cash and cash equivalents at end
   of period                                  $ 12,976         $ 14,085


The Company paid income taxes of $9,061,000 and $13,406,000 for the nine months ended March 31, 2000 and 1999, respectively.

The Company paid interest of $793,000 and $35,000 for the nine months ended march 31, 2000 and 1999, respectively.

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

1.  Summary of Significant Accounting Policies


  Description of the Company - Jack Henry & Associates, Inc. ( JHA  or the

                                   (Unaudited)

1.  Summary of Significant Accounting Policies


  Description of the Company - Jack Henry & Associates, Inc. ( JHA or the Company ) is a computer software company which has developed several banking software systems. The Company markets these systems to financial institutions in the United States along with the computer equipment (hardware), and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. The institution can elect to have this system in-house or outsourced through one of the Company s service bureau locations which provides account processing and data center capabilities. The Company provides continuing support and maintenance services to customers using the system. The Company also processes ATM transactions and provides internet banking solutions for financial institutions in the U.S. All of these related activities are considered a single business segment.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Comprehensive Income - Comprehensive income for each of the nine-month periods ended March 31, 2000 and 1999, approximates the Company s net income.

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

  In the opinion of management of the Company, the accompanying condensed financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the quarter and nine months then ended.

  The results of operations for the periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.


3.  Additional Interim Footnote Information


  The following additional information is provided to update the notes to the Company's annual financial statements for developments during the nine months ended March 31, 2000:


  Acquisition of BancTec s community banking business - On September 8, 1999, the Company completed the acquisition of BancTec, Inc s community banking business. The assets were acquired and the liabilities assumed by Open Systems Group ( OSG ), a newly formed, wholly-owned subsidiary of the Company. OSG markets banking software systems to financial institutions in the United States along with computer equipment (hardware), and provides the conversion and software customization necessary to install the software system. OSG also provides account processing capabilities and data center operations to community banks.

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



                                                 Nine Months Ended
                                                      March 31,
                                                 2000             1999

 Revenues                                      $153,736         $184,963

 Income from continuing operations             $ 22,025         $ 23,232
 Net Income                                    $ 21,693         $ 22,474

 Diluted earnings per share:

 Income from continuing operations             $    .53         $    .55

 Net income                                    $    .52         $    .53



Acquisition of BancData Solutions, Inc. ( BDS ) - April 1, 2000, JHA acquired all the outstanding shares of BDS for $5 million in cash. BDS is a provider of a variety of service bureau options to community banks, primarily in southern California. Systems are AS/400 based and are already using the JKHY core application system. This acquisition will be accounted for by the purchase method of accounting.

4.  Earnings Per Share Information

  Per share information is based on the weighted average number of common shares outstanding for the nine month period ended March 31, 2000 and 1999. Stock options have been included in the calculation of earnings per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


5.   Stock Dividend

  On January 31, 2000, the Company s Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend was paid March 2, 2000 to stockholders of record at the close of business on February 17, 2000. The shares presented in the condensed consolidated balance sheets as of March 31 and June 30, 1999, and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the quarter and nine months ended March 31, 2000 and 1999, were based on the number of shares outstanding after giving effect to the stock split.






Item 2. - Management's Discussion and Analysis of Results of Operations and
           Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems and ATM networking products that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company was founded in 1976. Its developed proprietary applications software, which
operates on IBM computers, is offered under two systems:  CIF 20/20   ,
typically for banks with less than $300 million in assets, and the Silverlake2
System   , for banks with assets up to $10 billion.  Its acquired proprietary application s software, which operates in the UNIX and NT client server environment, operates on various hardware applications. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company's software systems and products have been installed at over 2625 banks and credit unions.

Year 2000

  The Company established a Year 2000 (Y2K) Committee in 1997. This Committee prepared a documented, systematic approach (the Y2K Plan) to review all products and internal systems for Y2K compliance. The Company s Board of Directors reviewed and approved the Y2K Plan as required by the banking regulators of all service bureau providers. The Company had completed its assessment of its proprietary, mission critical and non-mission critical systems and tested (including customer testing) for Y2K compliance prior to December 31,1999. The Company passed the established milestones with no major issues pertaining to date changes and does not anticipate any in the future. Although the Company does not maintain accounting records that separately identify all of the costs associated with its Y2K activities, it is estimated that the total cost was not material to the Company s financial statements.

  A detailed discussion of the major components of the results of operations for the quarter and nine months ended March 31, 2000, as compared to the same periods in the previous year follows.

Revenues

  Revenues increased 28% to $56,406,000 in the quarter ended March 31, 2000. Software licensing and installation revenues increased 36%. Maintenance, support and service revenues increased 35% due to increased service bureau fees, in-house maintenance fees and ATM switching fees. Hardware sales increased 14% from last years quarter.

  Nine month revenues this year were $150,239,000, up 7% from last year's corresponding period. Software licensing and installation decreased 1%. Maintenance, support and service revenues increased 34%. Hardware sales were down 15% from last year due to the significant decrease in the first quarter ended September 30, 1999. OSG contributed $15,991,000 in total revenue during the nine months ended March 31, 2000.


                1
                  CIF 20/20  is a trademark of Jack Henry & Associates, Inc.
                 2
                       Silverlake System  is a registered trademark of Jack
                     Henry & Associates, Inc.

The backlog of sales at March 31, 2000, was $91,168,000 ($32,669,000 in-house and $58,499,000 outsourcing). This is up slightly from the June 30, 1999 level, and is consistent with management s expectations for the third quarter. Backlog at April 30, 2000 was $89,276,000.




Cost of Sales

  Cost of sales increased 24% in the third quarter ended March 31, 2000. Cost of hardware increased 9%, slightly less than the 14% increase in hardware revenue. Cost of services increased 35% primarily due to the OSG acquisition and maintaining resources for the growth expected in the Company s core business. The increase in cost of services mirrors the 35% increase in non-hardware revenues.

  Cost of sales increased 12% for the first nine months of fiscal year 2000, compared to a 7% increase in revenues. Cost of hardware decreased 16%, which is consistent with the 15% decrease in hardware revenue. Cost of services increased 39% compared to the 20% increase in non-hardware revenues, primarily due to the OSG acquisition and continued growth.

Gross Profit

  Gross profit increased to $26,960,000 in the third quarter ended March 31, 2000, a 34% increase from last year. The gross margin percentage was 48% of sales compared to 46% last year. The increase is primarily due to change in sales mix as software licensing (higher margin sales) increased significantly due to financial institutions acquiring system upgrades after the curtailment created by the turn of the century.

  The nine month gross profit this year was up 1% at $64,785,000. The gross margin percentage for the first nine months was 43% of sales, down from last year s rate of 46%, primarily due to changes in sales mix.

Operating Expenses

  Total operating expenses increased 43% in the quarter compared to last year s period. Selling expenses increased 34% which mirrors the increase in software licensing and installation revenues, while research and development expenses increased 80% primarily due to the acquisition of OSG and the continued development and refinement of new and existing products. General and administrative expenses increased 38%, supporting the overall growth of the Company and acquisitions.

  Total operating expenses increased 16% in the nine months ended March 31, 2000. Selling expenses increased 11%, research and development increased 54% and general and administrative expenses increased 8% compared to the same period last year.

Other Income and Expense

  Other income (expense) for the quarter ended March 31, 2000 reflects a decrease when compared to same period last year. This is primarily due to interest expense this year on short-term borrowings, compared to interest income last year from cash investments.

  Other income for the nine months ended March 31, 2000 reflects a 27% decrease. The $1,105,000 gain on sale of stock acquired in the Peerless acquisition in the first quarter ended September 30, 1999, offsets the majority of the increase in interest expense of $1,061,000, and the decrease in interest income of $705,000 from cash investments compared to the prior year.

Net Income

  Net income from continuing operations for the third quarter was $10,121,000, or $.24 per diluted share, an increase of 22%, compared to $8,267,000, or $.20 per diluted share in the same period last year.

  Net income from continuing operations for the nine months ended March 31, 2000 was $22,920,000, or $.55 per diluted share (down 5%), compared to $24,157,000, or $.57 per diluted share during the same period last year.




Discontinued Operations

  The Company incurred a $332,000 loss from discontinued operations for the quarter ended September 30, 1999 and the nine months ended March 31, 2000. Due to the sale of the BankVision subsidiary on September 7, 1999, there was no impact on the quarter ended March 31, 2000.


FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents increased to $12,976,000 at March 31, 2000, from $3,185,000 at June 30, 1999. This reflects the seasonal influx of cash due to the receipt of the Peerless and OSG annual maintenance fees billed December 31, 1999. The influx of all other annual maintenance fees billed June 30, 1999 were offset by the $25,000,000 cash from operations used in OSG s acquisition of BancTec, Inc s community banking business.

  JHA has available credit lines totaling $18,500,000, although the Company expects additional borrowings to be minimal during fiscal Year 2000. The Company currently has short-term obligations for $29,500,000 to a commercial lender, which provides for advances of up to $40,000,000, bears interest at variable LIBOR-Based Rates (6.53% at March 31, 2000) and is due September 7, 2000.

Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $18,688,000 for the nine months ended March 31, 2000, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations and additional short-term borrowing. Cash acquisition costs totaling $50,661,000 for the nine months ended March 31, 2000, for the purchase of BancTec, Inc s. community banking services, were funded with $25,661,000 from operations and $25,000,000 from short-term borrowings. The consolidated capital expenditures of JHA excluding acquisition costs could exceed $30,000,000 for fiscal Year 2000.

  The Company paid a $.05 per share cash dividend on March 2, 2000 to stockholders of record February 16, 2000 which was funded from operations. In addition, the Company s Board of Directors, subsequent to March 31, 2000, declared a quarterly cash dividend of $.05 per share on its common stock payable May 19, 2000 to stockholders of record on May 4, 2000. This will be funded from operations.


CONCLUSION

  JHA's results of operations and its financial position continued to be favorable during the quarter ended March 31, 2000, notwithstanding the unusual market conditions of financial institutions curtailing system upgrades created by the turn of the century. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


PART II. OTHER INFORMATION

None.








                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf by the undersigned thereunto duly authorized.


                                    JACK HENRY & ASSOCIATES, INC.


Date: May 5, 2000                    /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: May 5, 2000                    /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer