Form 10-Q/A
period 2000-03-31
HENRY JACK & ASSOCIATES INC
filed 2000-07-25
CIK 779152

FORM 10-Q/A

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






       This amendment is filed to correct Footnote 3 to the unaudited financial statements of Jack Henry & Associates, Inc. included in Part 1, Item 1 of its Form 10-Q filed May 5, 2000 with regard to its fiscal quarter ended March 31, 2000. The entire footnote, as corrected, appears below. No other provisions of the 10-Q for the fiscal quarter ended March 31, 2000 are amended hereby.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Footnote 3 -- Additional Interim Footnote Information

        The following additional information is provided to update the notes to the Company's annual financial statements for developments during the nine months ended March 31, 2000:

               Acquisition of BancTec's community banking business - On September 8, 1999, the Company completed the acquisition of BancTec, Inc.'s community banking business. The assets were acquired and the liabilities assumed by Open System Group ("OSG"), a newly formed, wholly-owned subsidiary of the Company.
                OSG  markets banking software systems to financial
               institutions in the United States along with computer
               equipment (hardware), and provides the conversion and software customization necessary to install the software system. OSG also provides account processing capabilities and data center operations to community banks.

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




                                                          Nine Months Ended
                                                          March 31,

                                                               2000                1999

Revenues                                                     $153,736           $172,791

Income from continuing operations                            $ 21,555           $ 22,232

Net income                                                   $ 21,223           $ 21,474

Diluted earnings per share:

Income from continuing operations                            $    .51           $    .53

Net income                                                   $    .51           $    .51


                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JACK HENRY & ASSOCIATES, INC.


Date: July 24, 2000                  /s/ Michael E. Henry
                                     Michael E. Henry
                                     Chairman of the Board and
                                     Chief Executive Officer





Date: July 24, 2000                  /s/ Terry W. Thompson
                                     Terry W. Thompson
                                     Vice President and
                                     Chief Financial Officer