Form 10-K
period 2000-06-30
HENRY JACK & ASSOCIATES INC
filed 2000-09-27
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                      FORM 10-K
                (MARK ONE)

                [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the fiscal year ended June 30, 2000

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


                Registrant's telephone number, including area code: (417) 235-6652

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of August 23, 2000, Registrant had 42,916,735 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,346,405,912 (based on the average of the reported high and low sales prices on NASDAQ on such date).










                     DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000 and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders, as described in the Footnotes to the Table of Contents included herewith, are incorporated herein by reference into Parts II and III of this Report.

                              TABLE OF CONTENTS

                                                                                         PAGE REFERENCE (1)

ITEM 1.       BUSINESS                                                                   3

ITEM 2.       PROPERTIES                                                                 12

ITEM 3.       LEGAL PROCEEDINGS                                                          12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        12

ITEM 5.       MARKET FOR REGISTRANT'S COMMONS EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                         12

ITEM 6.       SELECTED FINANCIAL DATA                                                    14

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                              15

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
              ABOUT MARKET RISK                                                          18

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY
              DATA (2)                                                                   19

ITEM 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                                   37

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (3)                     37

ITEM 11.      EXECUTIVE COMPENSATION (4)                                                 37

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (5)
                                                                                         37

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             37

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                                         37

(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended June 30, 2000 (the "Annual Report") and the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement (the "Proxy Statement").

(2) Annual Report, page 19 under the section entitled "Quarterly Financial Information."

(3) Proxy Statement sections entitled "Election of Directors" and "Executive Officers and Significant Employees."

(4) Proxy Statement sections entitled "Executive Compensation", "Compensation Committee Report" and "Company Performance."

(5) Proxy Statement sections entitled "Stock Ownership of Certain Stockholders" and "Election of Directors."




                                    PART I

ITEM 1.   BUSINESS

Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems to banks with under $10.0 billion of total assets, which we refer to as community banks, as well as credit unions and other financial institutions in the United States. We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer interaction processes. We believe our solutions enable our customers to provide better service to their customers and compete more effectively against larger banks and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us on a turn-key basis. We perform data conversion, hardware and software installation and software customization for the implementation of our systems and applications. We also provide continuing customer maintenance and support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide turn-key outsourcing services through nine data centers and 14 item processing centers located across the United States.

Our gross revenue has grown from $94.5 million in fiscal 1996 to $225.3 million in fiscal 2000, representing a compound annual growth rate over this five-year period of 24.3%. Net income from continuing operations has grown from $13.9 million in fiscal 1996 to $34.4 million in fiscal 2000, a compound annual growth rate of 25.4%.

INDUSTRY BACKGROUND
According to the Automation in Banking 2000 report, all financial institutions, including both the largest banks in the United States and our target market of community banks and credit unions, increased spending on hardware, software, services and telecommunications to $36.0 billion in 1999 from $22.3 billion in 1995, representing a compound annual growth rate of 12.7%. An industry survey shows that 93% of community financial institutions believe upgrading technology is the most important issue to their continued success. We believe that the market opportunity for providers of hardware and software systems, maintenance, support and related outsourcing services targeted toward community banks and credit unions will continue to grow as a result of the competitive pressure on financial institutions.

There are approximately 8,600 commercial banks and 11,000 credit unions in the United States. Our primary market has historically been commercial banks with less than $10.0 billion in assets, of which there were approximately 8,500 at December 31,1999. As of December 31, 1999, community banks had aggregate assets of approximately $1.9 trillion. Consolidation within the financial services industry has resulted in a 3.9% compound annual decline in the population of community banks and a 1.6% compound annual decline in their aggregate assets between 1994 and 1999. As the result of two of our recent acquisitions, we have also begun serving credit unions in the United States. These are cooperative, not-for-profit financial institutions organized to promote savings and provide credit to their members. As of December 31, 1999, there were 10,628 federally insured credit unions in the United States. Although the number of these credit unions has declined at a 2.4% compound annual rate between 1994 and 1999, their aggregate assets have increased at a 7.3% compound annual rate to $411.4 billion in 1999.

We believe that community banks and credit unions play an important role with the communities and customers they serve. Typically, customers of community banks and credit unions rely on these financial institutions because of their ability to provide personalized, relationship-based service and their focus on local community and business needs. We believe these core strengths will allow community banks and credit unions to effectively compete with larger banks and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe community banks and credit unions must continue to:

        *        focus on their primary products and services;

        * respond rapidly to customer demand for new products and services;

        * implement advanced technologies, such as Internet banking, for interfacing with and marketing to their customers;

        * use advanced technologies in back-office operations to improve operating efficiency and control costs while increasing service and lowering costs to their customers; and

        * integrate products and services into their core service offerings and data processing infrastructure, to provide the same wide range of services as are offered by larger banks.




In 1999, approximately 66% of commercial banks utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided systems services on an outsourced basis for the remaining 34% of banks. Since the mid-1980s, banks have tended to shift their data processing requirements in-house from outsourcing such functions to third-party data centers. Of the community banks in the United States with in-house installations, approximately 66%, 7%, and 21% utilize IBM, NCR and Unisys hardware, respectively. No other hardware platform had more than a 5% share of the market.

The Internet is becoming a powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment, bill presentment and other services for individuals, and cash management and other services for the commercial customers of financial institutions. Financial institutions provide Internet banking solutions to retain customers, attract new customers, reduce operating costs, and gain non-interest sources of revenue. According to industry sources, over 60 of the 100 largest banks in the United States offer Internet banking. By contrast, approximately 10% of community banks currently offer Internet banking. We believe that community financial institutions risk losing customers to larger or alternative financial institutions if they do not offer Internet banking services.

OUR SOLUTION
We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information technology and data processing needs of community financial institutions. Our business derives revenues from three primary sources:

        *        software licensing and installation services;

        *        maintenance/support and services; and

        *        hardware sales.

We develop software applications designed primarily for use on hardware supporting the IBM OS/400 and UNIX operating systems. Our product and service offerings are centered on four proprietary software applications, each comprising the core data processing and information management functions of a community bank or credit union. Key functions of each of our core software applications include deposits, loans, and general ledger. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. Our core proprietary software applications are:

        * our Silverlake system, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $10.0 billion;

        * our CIF 20/20 system, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $300.0 million;

        * our Core Director system, which operates on hardware supporting a UNIX operating system and is used by banks employing client-server technology; and

        * our Symitar system, which operates on the IBM RS/6000 with a UNIX operating system and is used by credit unions.

To complement our core software applications, we provide a variety of ancillary products and services for use on an in-house or an outsourced basis by community financial institutions.

We believe that our solution provides strategic advantages to our customers by enabling them to:

        *        IMPLEMENT ADVANCED TECHNOLOGIES WITH FULL FUNCTIONALITY.
                 Our comprehensive suite of products and services is designed to meet our customers' information technology needs through custom-tailored solutions using proprietary software products. Our clients can either perform these functions themselves on an in-house basis through the installation of our hardware and software systems or outsource those functions to us.

        * RAPIDLY DEPLOY NEW PRODUCTS AND SERVICES. Once a community financial institution has implemented our core software, either in-house or on an outsourced basis, we can quickly and efficiently install additional applications and functions. This allows our customers to rapidly deploy new products and services.

        * FOCUS ON CUSTOMER RELATIONSHIPS. Our products and services allow our customers to stay focused on their primary business of gaining, maintaining and expanding their customer relationships while providing the latest financial products and services.

        * ACCESS OUTSOURCING SOLUTIONS TO IMPROVE OPERATING EFFICIENCY. Customers utilizing our outsourcing solutions benefit from access to all of our products and services without having to maintain personnel to develop, update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

OUR STRATEGY
Our objective is to grow our revenue and earnings internally, supplemented by strategic acquisitions.  The key components of our business strategy are to:

        * PROVIDE HIGH-QUALITY, VALUE-ADDED PRODUCTS AND SERVICES TO OUR CLIENTS. We compete on the basis of providing our customers with the highest-value products and services in the market. We believe we have achieved a reputation as a premium product and service provider.

        * CONTINUE TO EXPAND OUR PRODUCT AND SERVICE OFFERINGS. We continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advances and the changing requirements of our clients. For example, we offer a turn-key Internet banking solution that enables community financial institutions to rapidly deploy sophisticated new products and services. Our integrated solutions enable our customers to offer competitive services relative to larger banks and alternative financial institutions. We intend to continue to expand our range of Internet banking and other products and services as well as provide additional services such as network services and computer facilities design.

        * EXPAND OUR EXISTING CUSTOMER RELATIONSHIPS. We seek to increase the information technology products and services we provide to those customers that do not utilize our full range of products and services. In this way, we are able to increase revenues from current customers with minimal additional sales and marketing expenses.

        * EXPAND OUR CUSTOMER BASE. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2000, we had over 2,850 customers, up from 950 in 1995.

        * BUILD RECURRING REVENUE. We enter into contracts with customers to provide services that meet their information technology needs. We provide ongoing software maintenance and support for our in-house customers. Additionally, we provide data processing for our outsourcing customers and ATM transaction switching services, both on contracts that typically extend for periods of five years.

        * MAXIMIZE ECONOMIES OF SCALE. We strive to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

        * ATTRACT AND RETAIN CAPABLE EMPLOYEES. We believe that attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees, a strategy that we believe has resulted in low employee turnover. In addition, we use employee stock options to serve as a strong incentive and retention tool.

OUR ACQUISITIONS
To complement and accelerate our internal growth, we selectively acquire companies that provide us with one or more of the following:

        *        new customers;

        *        products and services to complement our existing offerings;

        *        additional outsourcing capabilities; and

        * entry into new markets related to community financial institutions.



When evaluating acquisition opportunities, we focus on companies with a strong employee base and management team and excellent customer relationships. Since fiscal 1995, we have completed the following acquisitions:

FISCAL
YEAR    COMPANY                    PRODUCTS AND SERVICES
2000    Symitar                    Data processing systems and services for
                                   credit unions
2000    Sys-Tech                   Uninterruptible power supply systems and
                                   computer facilities design
2000    BancData Systems           Outsourcing services
2000    Open Systems Group         UNIX-based data processing systems for banks
1999    Peerless Group             Data processing systems for banks and
                                   credit unions
1999    Digital Data Services      Outsourcing services
1999    Hewlett Computer Services  Outsourcing services
1998    Vertex                     Teller software
1998    Financial Software Systems Payroll software
1998    GG Pulley                  Image and item processing products and
                                   services
1997    Liberty Banking Services   Outsourcing services
1996    Central Interchange        ATM network services
1995    Liberty                    Data processing systems for banks and
                                   outsourcing services
1995    Sector                     Data processing systems for banks
1995    Commlink                   ATM network services

OUR PRODUCTS AND SERVICES
Changing technologies, business practices and financial products have resulted in issues of compatibility, scalability and increased complexity for the hardware and software used in many financial institutions. We have responded to these issues by developing a fully integrated suite of products and services consisting of core software systems, hardware and complementary products and services. These address virtually all of a community bank or credit union's customer interaction, back-office data and information processing needs.

We provide our full range of products and services to financial institutions through both in-house and outsourced delivery models. For those customers who prefer to purchase systems for their in-house facilities, we contract to sell computer hardware, license core and complementary software and contract to provide installation, training and ongoing maintenance and support and other services.

We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of nine host data centers and 14 item centers. We monitor and maintain our network on a seven-day,24-hour basis. Customers typically pay monthly fees on multi-year service contracts for these services.

HARDWARE SYSTEMS
Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM, NCR and other hardware providers that allow us to purchase hardware at a discount and sell (remarket)it to our customers together with our software applications. We currently sell the IBM AS/400, which is IBM's premier mid-range hardware system, the IBM RS/6000, NCR servers and reader/sorters, and BancTec reader/sorters.

We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications more than 20 years ago. In addition to our remarketing agreement with IBM, which we renew annually, we have been named a ""Premier Business Partner''of IBM for the last eight consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

Our remarketing strategy was expanded in 1999 to include IBM and NCR hardware products utilizing UNIX operating systems to allow us to respond to customer demand for alternative hardware products and sell our core software applications to a broader-based market.

CORE SOFTWARE APPLICATIONS
Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We custom-tailor these modules utilizing parameters determined by our customer. The applications can be connected to a wide variety of peripheral hardware devices used in bank operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry.



For our customers who choose to acquire in-house capabilities, we generally license our core system under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software for a term of up to 25 years on a single computer and at a single location. These same systems can be delivered on an outsourced basis as well. We provide a limited warranty for unmodified software, typically for a period of 60 days from installation. Under the warranty, we will correct any program errors at no additional charge to the customer.

Our core software applications are differentiated broadly by size of customer, scalability, customizable functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

        * our Silverlake system, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $10.0 billion;

        * our CIF 20/20 system, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $300.0 million;

        * our Core Director system, which operates on hardware supporting a UNIX operating system and is used by banks employing client-server technology; and

        * our Symitar system, which operates on the IBM RS/6000 with a UNIX operating system and is used by credit unions.

COMPLEMENTARY PRODUCTS AND SERVICES
To complement our core software applications, we provide a number of ancillary products and services, including:

        Vertex Teller Automation System is an online teller automation system that enables tellers to process transactions more efficiently and with greater accuracy.

        Streamline Platform Automation is a fully-automated new account origination solution that integrates new customer data, including signature cards, disclosure statements, and loan applications into the core customer data file systems on a real-time basis.

        Alliance Check Image Solutions allows our customers to create and store digital check images for inclusion in monthly statements and to facilitate their customer support services.

        Silhouette Document Imaging utilizes digital storage and retrieval technology to provide online instant access to document images, such as loan documents and signature cards.

        PinPoint Report Retrieval enables system-wide storage and retrieval of computer-generated reports for simplified information access.

        NetTeller and MemberConnect- Web provides Internet-based home banking and commercial cash management. See "Online Banking'' below.

        InTouch Voice Response provides a fully-automated interactive voice response system for 24-hour telephone-based banking and customer service.

        Centurion Disaster Recovery provides multi-tiered disaster recovery protection, including comprehensive disaster planning and procedures.

        TimeTrack Payroll System:00 is a fully-integrated payroll accounting and human resources software system.

        FormSmart provides day-to-day operating forms, year-end tax forms and other printing and office supplies.

        CommLink ATM & Transaction Processing Solutions provides national switching and processing services for ATM, debit card transactions and point-of-sale transactions.

        Other software products such as proof of deposit, secondary market loan servicing, account reclassification, and investment sweeps further complement our core systems.



INSTALLATION AND TRAINING
Virtually all of our customers contract with us for installation and training services in connection with their purchase of in-house systems.
The complete installation process of a core system typically requires six to nine months of planning, design, data conversion, hardware set-up and testing. At the culmination of this installation process, one of our installation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Installation fees are charged separately to our customers on both fixed fee and hourly charge models, with full pass-through to our customers of travel and other expenses. Installation services are also required in connection with new outsourcing customers, and are billed separately at the time of installation.

Both in connection with installation of new systems and on an ongoing basis, our customers need, and we provide, extensive training services and programs related to our products and services. Training can be provided in our regional training centers, at meetings and conferences or onsite at our customers' locations, and can be customized to meet our customers' requirements. The large majority of our customers' acquire training services from us, both to improve their employees' proficiency and productivity and to make full use of the functionality of our systems. Generally, training services are paid for on an hourly basis, however, we have recently been successful in marketing annual subscriptions for training services, representing blocks of training time that can be used by our customers in a flexible fashion.

MAINTENANCE AND SUPPORT
Following the installation of our hardware and software systems at a customer site, we provide ongoing maintenance and product support services to assist our customers to operate the systems and to periodically update the software. We also offer maintenance services for hardware, primarily through our hardware suppliers, providing customers who have contracted for this service with ""one-call''system support covering hardware and software applications.

Support is provided through a 24-hour telephone service available to our customers seven days a week. Most questions and problems can be resolved quickly by our experienced support staff. For more complicated issues, our staff, with our customers' permission, can log on to our customers' systems remotely. We maintain our customers' software largely through releases which contain improvements and incremental additions. Updates also are issued when required by changes in applicable laws and regulations. We provide maintenance and support services on our core systems as well as our complementary software products.

Nearly all of our in-house customers purchase maintenance and support services from us. These services are a significant source of recurring revenue, are contracted for on an annual basis and are typically priced at approximately 18% of the particular software product's license fee. These fees may be increased as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Maintenance and support fees are generally paid in advance for the entire year, with proration for new contracts which start during the year. Each contract automatically renews annually unless we or our customer gives notice of termination at least 60 days prior to expiration. Identical maintenance and support is provided to our outsourced customers, but are not separately priced in their overall monthly fees.

ONLINE BANKING
We provide a suite of fully integrated Internet products and services that enables community financial institutions to offer Internet banking and e-commerce solutions to their customers. Our offerings include:

        NetTeller, an Internet-based home banking system for individual customers and commercial cash management for business customers of community banks;

        MemberConnect-Web, an Internet-based home banking system for credit union members;

        Bill Pay, which allows customers to pay bills online through a third-party provider. We are currently developing our own bill payment system; and

        NetHarbor, which provides our customers with a custom-branded web portal that enables them to provide their customers with a variety of customized information and e-commerce opportunities, including user-defined content such as local or special interest events, weather, financial news and other information and online shopping and e-commerce through our relationship with OLB.com. We also plan for NetHarbor to provide online stock trading and market information through our relationship with Q4i.com before the end of calendar year 2000.



RESEARCH AND DEVELOPMENT
We devote significant effort and expense to develop new software and service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and ancillary services once per year. We believe that our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers at user group meetings, sales contacts and through our ongoing maintenance services, our customers inform us of the new products and functionalities they desire.

SALES AND MARKETING
Our primary markets consist of community banks and credit unions. We have not devoted significant marketing and sales efforts to other financial institutions such as thrifts. Historically, we have primarily and most successfully marketed to banks with up to $3.0 billion in total assets and credit unions of all sizes.

Our sales efforts are conducted by a dedicated field sales force, an inside sales team and a technical sales support team, all of which are overseen by regional sales managers. Our dedicated field sales force is responsible for pursuing lead generation activities and representing the majority of our products and solutions to current and prospective clients. Our inside sales force sells certain complementary products to our existing customers. All sales force personnel have responsibility for a specific territory. The sales support team writes business proposals and contracts and prepares responses to request-for-proposals regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.

Our marketing effort consists of attendance at trade shows, printed media advertisement placements, internally developed and managed marketing campaigns. We also conduct a number of field and national user group meetings each year that enable us to keep in close contact with our customers and demonstrate new products and services to them.

We have 33 installations in the Caribbean primarily through the marketing efforts of our wholly-owned foreign sales subsidiary, Jack Henry
International Limited. Our international sales have historically accounted for substantially less than 5% of our revenues.

BACKLOG
Our backlog consists of contracted in-house products and services (prior to delivery)and the minimum amounts due on the remaining portion of outsourcing contracts, which are typically for five-year periods. Our backlog at June 30, 2000 was $43.0 million for in-house products and services and $61.4 million for outsourcing services, with a total backlog of $104.4 million. Our backlog is subject to seasonal variations and can fluctuate quarterly due to various factors, including slower contract processing rates during the summer months.

COMPETITION
The market for companies that provide technology solutions to community financial institutions is competitive and fragmented, and we expect continued competition from both existing competitors and companies that enter our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases and greater financial and other resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Bisys, Inc., AllTel Information Services, Fiserv, Inc. and Marshall and Ilsley Corporation. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS
Although we believe that our success depends upon our technical expertise more than on our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology. We have already registered or filed applications for our primary trademarks. None of our technology is patented. Instead we rely on a combination of contractual rights and copyrights, trademarks and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We restrict access to and distribution of our source code and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We cannot be sure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

GOVERNMENT REGULATION
The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including those under the federal truth-in-lending and truth-in-deposit rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs. It is not possible to predict the impact that any of these regulations could have on our business in the future.

We are not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. The services provided by our OutLink Data Centers are subject to examination by the Federal depository institution regulators under the Bank Service Company Act. On occasion these services are also subject to examination by state banking authorities.

We provide outsourced data and item processing through our geographically dispersed OutLink Data Centers, electronic transaction processing through CommLink ATM and Transaction Processing Solutions, Internet banking through NetTeller online banking, and bank business recovery services through Centurion Disaster Recovery. As a service provider to financial institutions, our operations are governed by the same regulatory requirements as those imposed on financial institutions. We are subject to periodic review by federal depository institution regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

The privacy requirements in Title V of the Gramm-Leach-Bliley Act ("the Act") adopted in November of 1999 represent a significant change in the federal legal framework governing how providers of financial services in this country interact with their customers. Proposed regulations implementing Title V establish standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information. Financial institutions will be required to evaluate their controls on access to customer information and their policies for encrypting customer information while it is being transmitted or stored on networks to which unauthorized persons may have access. As a software company that provides services to financial institutions, we are likely to be covered under these regulations and may have to adopt additional safeguards within our software to ensure that we and our customers are in compliance with the Act.

EMPLOYEES
As of June 30, 2000, we had 1,589 full time employees. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.


                                 RISK FACTORS

The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond their control. The following is a description of some of the important risk factors and uncertainties that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

WE MAY NOT BE ABLE TO CONTINUE OR EFFECTIVELY MANAGE OUR RAPID GROWTH. We have grown at a rapid pace, both internally and through acquisitions. Our expansion has and will continue to place significant demands on our administrative, operational, financial and management personnel and systems.
 We cannot assure you that we will be able to enhance and expand our product lines, manage costs, adapt our infrastructure and modify our systems to accommodate future growth.

IF WE FAIL TO ADAPT OUR PRODUCTS AND SERVICES TO CHANGES IN TECHNOLOGY, WE COULD LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW BUSINESS. The markets for our software and hardware products and services are characterized by changing customer requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services and we may be required to develop or acquire new products and services. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services as planned, or fail to achieve timely market acceptance of our new or enhanced products and services, we may incur unanticipated expenses, lose sales or fail to achieve anticipated revenues. ACQUISITIONS MAY BE COSTLY AND DIFFICULT TO INTEGRATE. We recently have acquired several businesses and will continue to explore possible business combinations in the future. We may not be able to successfully integrate acquired companies. We may encounter problems in connection with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to goodwill and other intangible assets. Without additional acquisitions, we may not be able to grow and to develop new products and services as quickly as we have in the past to meet competitive challenges. If our integration strategies fail, our business, financial condition and results of operations could be materially and adversely affected.


IF OUR STRATEGIC RELATIONSHIP WITH IBM WERE TERMINATED, IT COULD HAVE A NEGATIVE IMPACT ON THE CONTINUING SUCCESS OF OUR BUSINESS. We have developed a strategic relationship with IBM. As part of this collaborative relationship, we market and sell IBM hardware and equipment to our customers under an industry remarketer agreement and resell maintenance on IBM hardware products to our customers. Much of our software is designed to be compatible with the IBM hardware that is run by a majority of our customers.
 If IBM were to terminate or fundamentally modify our strategic relationship, our relationship with our customers and our revenues and earnings would suffer. We could also lose software market share or be required to redesign existing products or develop new products that would be compatible with the hardware used by our customers.

COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES. We expect that competition in the markets we serve will remain vigorous. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and pricing. We cannot guarantee that we will be able to compete successfully with our existing competitors or with companies that may enter our markets in the future. Certain of our competitors have strong financial, marketing and technological resources and, in some cases, a larger customer base than we do. They may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products and services.

THE LOSS OF KEY EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS. We depend to a significant extent on the contributions and abilities of our Chairman and Chief Executive Officer Michael Henry, our President and Chief Operating Officer Michael Wallace, our Chief Financial Officer Terry Thompson and various other members of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers.

CONSOLIDATION OF FINANCIAL INSTITUTIONS COULD REDUCE THE NUMBER OF OUR CUSTOMERS AND POTENTIAL CUSTOMERS. Our primary market consists of approximately 8,500 community banks and 11,000 credit unions. The number of community banks and credit unions has decreased as a result of mergers and acquisitions and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. As a result of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

THE SERVICES WE PROVIDE TO OUR CUSTOMERS ARE SUBJECT TO GOVERNMENT REGULATION THAT COULD HINDER OUR ABILITY TO DEVELOP PORTIONS OF OUR BUSINESS OR IMPOSE ADDITIONAL CONSTRAINTS ON THE WAY WE CONDUCT OUR OPERATIONS. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, some of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion. Our customers are also regulated entities, and the form and content of actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. The development of financial services over the Internet has raised concerns with respect to the use, confidentiality and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance by the industry with standards and policies that have not been defined.

AS TECHNOLOGY BECOMES LESS EXPENSIVE AND MORE ADVANCED, PURCHASE PRICES OF HARDWARE MAY DECLINE AND OUR REVENUES AND PROFITS FROM REMARKETING ARRANGEMENTS MAY DECREASE. Computer hardware technology is rapidly developing. Hardware manufacturers are producing less expensive and more powerful equipment each year, and we expect this trend to continue into the future. As computer hardware becomes less expensive, revenues and profits derived from our hardware remarketing may decrease and become a smaller portion of our revenues and profits.

AN OPERATIONAL FAILURE IN OUR OUTSOURCING FACILITIES COULD CAUSE US TO LOSE CUSTOMERS. Damage or destruction that interrupts our provision of outsourcing services could damage our relationship with certain customers and may cause us to incur substantial additional expense to repair or replace damaged equipment. Although we have installed back-up systems and procedures to prevent or reduce disruption, we cannot assure you that we will not suffer a prolonged interruption of our transaction processing services. In the event that an interruption of our network extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could lead our present and potential customers to choose service providers other than us.




 .ITEM 2.           PROPERTIES

We own approximately 132 acres located in Monett, Missouri on which we maintain six office buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Angola, Indiana; Lenexa, Kansas and Shawnee, Kansas. Our owned facilities represent approximately 280,000 square feet of office space. We have 35 leased office facilities in 20 states which total approximately 195,000 square feet.

We own five aircraft that are utilized for business purposes. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with installation and sales of systems. Transportation costs for installation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various routine legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.
                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market under the symbol "JKHY". The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by the Nasdaq National market. All prices have been adjusted to give effect to the 2 for 1 split of the common stock which occurred on March 2, 2000.

     FISCAL 2000                 HIGH    LOW

     First Quarter               $22.69  $15.50

     Second Quarter               28.25   16.38

     Third Quarter                40.00   24.13

     Fourth Quarter               53.00   30.00

     Fiscal 1999

     First Quarter               $25.13  $17.38

     Second Quarter               27.50   15.19

     Third Quarter                25.06   16.00

     Fourth Quarter               20.38   13.22


The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2000 and 1999, as adjusted to reflect the 2 for 1 stock split in March 2000, are as follows:

     FISCAL 2000                  DIVIDEND

     First Quarter                $.0400

     Second Quarter                .0400

     Third Quarter                 .0500

     Fourth Quarter                .0500

     Fiscal 1999

     First Quarter                $.0325

     Second Quarter                .0325

     Third Quarter                 .0400

     Fourth Quarter                .0400

The declaration and payment of any future dividends will continue to be at the discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in our dividend practices.

On August 30, 2000, there were 18,022 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $45.00 per share.

On June 1, 2000, the Company issued 388,712 shares of fully paid non-assessable common stock to the shareholders of Sys-Tech, Inc. of Kansas and 28,700 shares of fully paid non-assessable common stock to the shareholders of Big Sky Marketing, Inc., as total consideration for a transaction whereby all of the outstanding capital stock of Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. (collectively referred to as Sys-Tech) were acquired by merger. These shares were issued under the exemption provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 thereunder.





ITEM 6.   SELECTED FINANCIAL DATA

                      Selected Financial Information (*)
                 (In Thousands, Except Per Share Information)

                                                  YEAR ENDED JUNE 30,

INCOME STATEMENT DATA                  2000            1999           1998            1997             1996

Revenue (1)                           $225,300       $193,527        $148,235        $126,256      $94,499

Income from continuing operations     $ 34,350       $ 32,726        $ 24,205        $ 18,492      $13,886

Loss from discontinued operations (2) $   (332)      $   (758)       $   (668)       $   (450)     $(2,620)

Net income                            $ 34,018       $ 31,968        $ 23,537        $ 18,042      $11,266

Diluted earnings per share (3):
  Income from continuing operations   $    .81       $    .77        $    .58        $    .46      $   .36

  Loss from discontinued operations   $   (.01)      $   (.02)       $   (.02)       $   (.01)     $  (.07)



  Net income                          $    .80       $    .75        $    .57        $    .45      $   .29

Dividends declared per share (3)      $    .18       $    .15        $    .12        $    .10      $   .08



                                                        JUNE 30,


BALANCE SHEET DATA                       2000           1999           1998            1997             1996

Working capital                       $(47,140)      $ 24,133        $ 35,758       $ 16,387      $  2,876

Total assets                          $321,082       $177,823        $133,830       $100,476      $ 67,488

Long-term debt                        $    320       $    211        $    654       $    651      $  3,504

Stockholders' equity                  $154,545       $115,798        $ 83,591       $  60,549     $ 32,230



* Selected financial information for all periods have been restated to include Sys-Tech, Inc., which was acquired on June 1, 2000. The acquisition was accounted for as a pooling of interests and therefore all periods have been adjusted to reflect the acquisition as if it had occurred at the beginning of the earliest period reported.

(1) Revenues include software licensing and installation revenues; maintenance/support and service revenues; and hardware sales; less sales returns and allowances.

(2) Income and losses from discontinued operations in connection with our former BankVision subsidiary.

(3) Prior period amounts have been adjusted to reflect the 100% stock dividend paid March, 2000 and the 50% stock dividend paid March, 1997.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.

OVERVIEW

We provide integrated computer systems for in-house and outsourced data processing to community banks, credit unions and other financial institutions. We have developed and acquired banking application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer maintenance and support services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our nine data centers and 14 item processing centers located across the United States.

We derive revenues from three primary sources:

-  sales of software licenses and installation services;

-  maintenance, support and outsourcing service fees; and

-  hardware sales.

Over the last five fiscal years, our revenues have grown from $94.5 million in fiscal 1996 to $225.3 million in fiscal 2000. Income from continuing operations has grown from $13.9 million in fiscal 1996 to $34.4 million in fiscal 2000. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop new products and expand the number of customers who use our core software systems to approximately 2,400 as of June 30, 2000.

Since July 1994, we have completed 15 strategic acquisitions. Ten of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from the dates of their respective acquisitions. The remaining five acquisitions were accounted for as poolings-of-interests. The comparisons set forth below reflect the fact that the consolidated financial statements for fiscal years 2000, 1999 and 1998 have been restated to include all acquisitions accounted for as poolings-of-interests as if each had occurred at the beginning of the earliest period reported.

The Company's operations are classified as one business segment in the current year. The recent acquisition of Symitar Systems, Inc. entrenches the Company more significantly into the credit union marketplace. Even though the Company's credit union activities were immaterial relative to segment reporting in the current year, it could become more significant, and thus be reported as a separate segment in the future.

Software sales and installation revenue includes the licensing of application software systems and the conversion and installation services required for the customer's installation of the systems. We license our proprietary software products under standard license agreements which typically provide the customer with a non-exclusive, non-transferable right to use the software for a term of up to 25 years on a single computer and for a single financial institution location upon payment of the license fee. Generally, 25% of license fees are payable upon execution of the license agreement, 65% upon delivery of the software and the balance at the installation of the last application module. We recognize 100% of software license revenue upon delivery of the software and documentation. We recognize installation services each month as services are performed under hourly contracts and at the completion of the installations under fixed fee contracts.

Maintenance and support fees are generated from ongoing services to assist the customer in operating the systems and to modify and update the software and from providing outsourced data processing services. Revenues from software maintenance are generated pursuant to annual agreements and are recognized ratably over the life of the agreements. Outsourcing services are performed through data centers. Revenues from outsourced data processing are derived from monthly usage fees typically under five-year service contracts with our customers. We recognize the revenues under these outsourcing contracts as services are performed.

Cost of services represents direct costs associated with conversion and installation efforts, ongoing maintenance and support for our in-house customers and operation of our centers providing services for our outsourced customers. These costs are recognized as they are incurred.


We have entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware and related services to our customers along with our banking software systems. Revenues from hardware sales are recognized when the manufacturers ship the hardware. Cost of hardware consists of the direct costs of purchasing the equipment from the manufacturers. These costs are recognized at the same time as the related revenue.


RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUE - Revenues increased by 16.4% from $193.5 million in fiscal 1999 to $225.3 million in fiscal 2000. Software licensing and installation increased 22.3%; maintenance/support and service revenues increased 36.8% and hardware sales decreased 6.6% compared to fiscal 1999. The changes in revenues from the prior year are a direct result of the Y2K induced slow down of system sales during the first half of fiscal 2000, the significant increase in post-Y2K demand for our products and services and the contribution of $21.1 million from our Open System Group, which we refer to as OSG, that we acquired in September 1999.

COST OF SALES - Cost of sales increased 18.6% from $107.2 million in fiscal 1999 to $127.2 million in fiscal 2000, compared to a 16.4% increase in revenues. Cost of hardware decreased 6.6% compared with the 6.6% decrease in hardware revenue. Cost of services increased 44.8% compared to the 31.0% increase in non-hardware revenues, with the most significant increase in costs resulting from the addition of OSG.

GROSS PROFIT - Gross profit increased 13.7% from $86.3 million in fiscal 1999 to $98.1 million in fiscal 2000. The gross margin percentage for fiscal 2000 was 43.5%, down from 44.6% during 1999, primarily because of changes in sales mix due to the impact of Y2K.

OPERATING EXPENSES - Operating expenses increased 28.8% from $36.6 million in fiscal 1999 to $47.1 million in fiscal 2000. Selling and marketing expenses increased 35.5%, research and development increased 54.8% and general and administrative expenses increased 15.7% during fiscal 2000. These expenses grew more rapidly than revenue because, despite the impact of Y2K referred to above, we continued operations and staffing levels necessary to meet anticipated demand in the second half of fiscal 2000. The most significant increase was in research and development, a large portion of which was a result of the continued development of our Internet-related products.

OTHER INCOME (EXPENSE) - Other income decreased 60.0% from $1.9 million in fiscal 1999 to $775,000 in fiscal 2000. The $1.1 million gain on sale in September 1999 of a stock investment acquired in the Peerless acquisition in large part offset the increase in interest expense of $1.8 million and the decrease in interest income of $756,000 from cash investments in fiscal 2000 compared to fiscal 1999.

PROVISION FOR INCOME TAXES - The provision for income taxes was $17.4 million, or 33.6% of income from continuing operations before income taxes in fiscal 2000, compared with $18.9 million, or 36.6% of income from continuing operations before income taxes in fiscal 1999. This decrease in the effective tax rate reflects benefits derived from our tax planning efforts to reduce state income taxes.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations increased 5.0% from $32.7 million, or $.77 per diluted share in fiscal 1999 to $34.4 million, or $.81 per diluted share in fiscal 2000.

DISCONTINUED OPERATIONS - We incurred a $332,000 loss from discontinued operations in fiscal 2000, all of which was realized in the three months ended September 30, 1999. This was $426,000 less than the loss from discontinued operations for fiscal 1999.


FISCAL 1999 COMPARED TO FISCAL 1998

REVENUE - Revenues increased by 30.6% from $148.2 million in fiscal 1998 to $193.5 million in fiscal 1999. Above average demand for our core software products and related hardware resulting from the preparation for Y2K was a major factor driving revenue growth in fiscal 1999. Each line item of revenues grew in fiscal 1999 compared with the previous fiscal year, with the largest increase in maintenance/support and service. Sales of complementary products and services, which are primarily provided to customers utilizing our core software products, provided a significant amount of revenue during 1999. Acquisitions, electronic transaction fees, outsourcing fees, Internet banking, form sales and customer support fees also contributed to the significant growth in total revenues during that year.


COST OF SALES - Cost of sales increased by 32.4% from $81.0 million in fiscal 1998 to $107.2 million in fiscal 1999, compared to a 30.6% increase in revenues in fiscal 1999 compared to the previous year. Cost of hardware increased 26.1% compared to the 21.2% increase in hardware revenue due to product mix of hardware sold. Cost of services increased 39.6% compared to a 37.2% increase in its related components of revenue in fiscal 1999.

GROSS PROFIT - Gross profit increased 28.3% from $67.2 million in fiscal 1998 to $86.3 million in fiscal 1999. The gross margin percentage for fiscal 1999 was 44.6%, a small decrease from the gross margin in fiscal 1998.

OPERATING EXPENSES - Operating expenses increased 18.1% from $31.0 million in fiscal 1998 to $36.6 million in fiscal 1999, compared to a 28.3% increase in gross profit in fiscal 1999 compared with fiscal 1998. The increase in operating expenses reflects efficiencies realized as part of our overall growth. Selling and marketing expenses decreased 7.2% from $15.1 million in fiscal 1998 to $14.0 million in fiscal 1999. This decrease reflects the change in product mix, with a higher percentage of revenues being generated by non-commission sources, such as customer support fees. Research and development expenses increased 24.5% from $4.2 million in fiscal 1998 to $5.2 million in fiscal 1999, directly related to continued development and refinement of new and existing products, particularly Internet products. General and administrative expenses increased 48.6% from $11.7 million in fiscal 1998 to $17.3 million in fiscal 1999, principally due to increased requirements caused by our overall growth. Excluding the one-time acquisition costs for the Peerless transaction of $2.2 million, general and administrative expenses increased 29.7% in fiscal 1999 compared with fiscal 1998, while gross profits increased 28.3%.

OTHER INCOME (EXPENSE) - Other income increased 15.7% from $1.6 million in fiscal 1998 to $1.9 million in fiscal 1999, primarily due to the increased amount of cash and interest-bearing investments in fiscal 1999 compared to fiscal 1998.

PROVISION FOR INCOME TAXES - The provision for income taxes increased 37.9% from $13.7 million in fiscal 1998 to $18.9 million in fiscal 1999. The overall tax rate of 36.6% in fiscal 1999 was relatively unchanged from that in 1998.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations increased 35.2% from $24.2 million, or $.58 per diluted share, in fiscal 1998 to $32.7 million, or $.77 per diluted share, in fiscal 1999.

DISCONTINUED OPERATIONS - We incurred a $758,000 loss from discontinued operations in fiscal 1999, compared to a $668,000 loss from discontinued operations in fiscal 1998. We continued to honor prior commitments to existing customers while anticipating final resolution regarding our discontinued operation which was realized in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

JHA has historically generated positive cash flow from operations and has generally used existing resources and funds generated from operations to meet capital requirements. During fiscal 2000, capital expenditures totaled $32.6 million which was used to expand and purchase additional equipment. These were funded from cash generated by operations and additional short-term borrowings. Acquisition costs totaling $93.3 million in fiscal 2000, connected with the purchase of our Open Systems Group from BancTec, Inc., Symitar Systems, Inc. and BancData Solutions, Inc., were funded with approximately $30.7 million in cash from operations and $62.6 million of short-term borrowings.

Our cash and cash equivalents increased to $5.2 million at June 30, 2000, from $3.4 million at June 30, 1999. Net cash from continuing operations was $48.9 million for the year ended June 30, 2000, $37.8 million for the year ended June 30, 1999 and $26.3 million for the year ended June 30, 1998. The cash used in investing activities during fiscal 2000 was primarily attributable to acquisition costs of $93.3 million. The cash used in the year ended June 30, 1999 was primarily attributable to capital expenditures of $38.9 million. The cash used in the year ended June 30, 1998 was primarily attributable to capital expenditures of $9.9 million.

Cash provided by financing activities was $69.4 million for the year ended June 30, 2000. Cash used for financing activities was $2.0 million for the year ended June 30, 1999 and $2.7 million for the year ended June 30, 1998.

JHA currently has two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $83.0 million. The major credit line provides for funding of up to $75.0 million and bears interest at variable LIBOR-based rates (7.63% at June 30, 2000). On June 30, 2000, a total of $70.5 million was outstanding under this credit line with approximately $4.5 million available. On September 7, 2000, the aggregate amount available under this credit line will be reduced to $50.0 million. The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (9.5% at June 30, 2000).


Subsequent to June 30, 2000, the company completed a secondary offering of
1.5 million shares of its common stock at $43.00 per share less a 5% underwriters' discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million was used to retire all outstanding debt as of that date, and the balance will be used for working capital, capital expenditures, other general corporate purposes and potential future acquisitions.

Subsequent to June 30, 2000, the Company's Board of Directors declared a cash dividend of $.05 per share on its common stock payable on September 21, 2000 to stockholders of record on September 7, 2000. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends so long as the Company's financial picture continues to be favorable.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities''. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No.133, as amended by SFAS No.137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a material impact on the Company's financial position and results of operations.

The Securities and Exchange Commission ("SEC'') issued Staff Accounting Bulletin ("SAB'') No.101, "Revenue Recognition in Financial Statements'', on December 3, 1999. SAB No.101, as amended, provides the SEC Staff's views on selected revenue recognition issues and is effective no later than the fourth fiscal quarter for years beginning after December 15, 1999, which for the Company is the beginning of its fourth quarter of fiscal 2001. The Company has not completed the process of evaluating the impact that will result from adopting SAB No.101 and therefore, is unable to determine the impact that the adoption will have on its financial position and results of operations.


FORWARD LOOKING STATEMENTS
The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed herein at "Risk Factors", above. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.


ITEM 7A.  QUANTITATIVES AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers, interest risk on investments in U.S. government securities and long-term debt. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our consolidated financial position or results of operations.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Index to Financial Statements


Independent Auditors' Report........................................20
Financial Statements:

           Consolidated Statements of Income,
           Years Ended June 30, 2000, 1999 and
           1998.....................................................21

           Consolidated Balance Sheets,
           June 30, 2000 and 1999...................................22

           Consolidated Statements of Changes in Stockholders'
           Equity, Years Ended June 30, 2000, 1999 and 1998.........23

           Consolidated Statements of Cash Flows,
           Years Ended June 30, 2000, 1999 and 1998.................24

           Notes to Consolidated Financial Statements...............25

Financial Statement Schedules:

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Supplementary Data:

The information required by this item is contained under the caption Quarterly Financial Information on page 19 of the 2000 Annual Report. Such information is hereby incorporated by reference.




INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
   Jack Henry & Associates, Inc.:


We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP




St. Louis, Missouri
August 24, 2000




                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                                    YEAR ENDED JUNE 30,


                                                                   2000         1999        1998
REVENUES


  Software licensing and installation                             $ 57,688     $ 47,181     $ 39,484

  Maintenance/support and service                                   97,519       71,278       46,835

  Hardware sales                                                    70,093       75,068       61,916

     Total                                                        $225,300     $193,527     $148,235


COST OF SALES

  Cost of hardware                                                  51,045       54,661       43,335

  Cost of services                                                  76,139       52,582       37,674

     Total                                                        $127,184     $107,243     $ 81,009



GROSS PROFIT                                                      $ 98,116     $ 86,284     $ 67,226



OPERATING EXPENSES

  Selling and marketing                                             19,015       14,030       15,124

  Research and development                                           8,022        5,183        4,163

  General and administrative                                        20,069       17,347       11,675

     Total                                                        $ 47,106     $ 36,560     $ 30,962


OPERATING INCOME FROM CONTINUING OPERATIONS                       $ 51,010     $ 49,724     $ 36,264

  Percent of total revenue
                                                                     22.6%        25.7%        24.5%


OTHER INCOME (EXPENSE)

  Interest income                                                      863        1,619        1,319

  Interest expense                                                 (1,910)         (93)         (34)

  Other, net                                                         1,802          363          348

     Total                                                        $    755     $  1,889      $ 1,633


INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             $ 51,765     $ 51,613     $ 37,897


PROVISION FOR INCOME TAXES                                          17,415       18,887       13,692


INCOME FROM CONTINUING OPERATIONS                                 $ 34,350     $ 32,726     $ 24,205



LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                        332          758          668


NET INCOME                                                        $ 34,018     $ 31,968     $ 23,537



Diluted earnings per share:

  Income from continuing operations                              $    .81   $     .77     $    .58

  Loss from discontinued operations                                   .01         .02          .02

  Net income                                                     $    .80   $     .75     $    .57


  Diluted weighted average shares outstanding                      42,639      42,641       41,593

Basic earnings per share:

  Income from continuing operations                             $    .84    $     .81     $    .61

  Loss from discontinued operations                                  .01          .02          .02

  Net income                                                    $    .83    $     .79     $    .59



  Basic weighted average shares outstanding                       40,883       40,337      39,770

See notes to consolidated financial statements.





                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                                                     JUNE 30,


ASSETS                                                                                2000             1999

CURRENT ASSETS:

   Cash and cash equivalents                                                           $  5,186          $ 3,376

   Investments, at amortized cost                                                           946            6,702

   Trade receivables                                                                     73,940           51,602

   Income taxes receivable                                                                3,478            1,178

   Prepaid cost of product                                                               10,645            6,306

   Prepaid expenses and other                                                             8,980            8,403

   Deferred income taxes                                                                    825              629



       Total                                                                           $104,000         $ 78,196



PROPERTY AND EQUIPMENT                                                                  118,749           85,367

   Accumulated depreciation                                                              25,464           19,175



                                                                                       $ 93,285         $ 66,192



OTHER ASSETS:

   Intangible assets, net of amortization                                               109,282           25,181

   Computer software                                                                      5,813            3,015

   Prepaid cost of product                                                                7,694            3,618

   Other non-current assets                                                               1,008            1,621



       Total                                                                           $123,797         $ 33,435



       Total assets                                                                    $321,082         $177,823



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                    $  9,255          $ 5,036

   Short-term borrowings                                                                 70,500              399

   Accrued expenses                                                                       9,750            8,484

   Current portion of long-term debt                                                        123               16
   Deferred revenues                                                                     61,512           40,128



       Total                                                                           $151,140         $ 54,063



LONG-TERM DEBT                                                                              320              211



DEFERRED REVENUES                                                                         9,945            4,536



DEFERRED INCOME TAXES                                                                     5,132            3,215



       Total liabilities                                                               $166,537         $ 62,025



STOCKHOLDERS' EQUITY:

   Preferred stock - $1 par value; 500,000 shares authorized; none issued                     -                -

   Common stock - $.01 par value; 50,000,000 shares authorized;
     shares issued 2000 - 41,357,852; 1999 - 20,517,090                                     414              205

   Additional paid-in capital                                                            43,753           32,210

   Retained earnings                                                                    110,378           83,383


       Total stockholders' equity                                                      $154,545         $115,798


       Total liabilities and stockholders' equity                                      $321,082         $177,823


See notes to consolidated financial statements.







                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (In Thousands, Except Share and Per Share Data)

                                                  YEAR ENDED JUNE 30,
                                                    2000         1999            1998

PREFERRED SHARES (500,000 AUTHORIZED):                -            -                   -


COMMON SHARES (50,000,000 AUTHORIZED):

   Shares, beginning of year                 20,517,090        20,194,870     20,023,689

   Shares issued upon exercise of options       500,792           314,277        104,465

   Shares issued for Employee Stock
     Purchase Plan                               11,466             7,943          5,926

   Shares issued for acquisitions                     -                 -         60,790

   Stock dividend                            20,328,505                 -              -



       Shares, end of year                   41,357,853        20,517,090     20,194,870



COMMON STOCK - PAR VALUE $.01 PER SHARE:

   Balance, beginning of year                  $    205          $    202        $   200

   Shares issued upon exercise of options             5                 3              2

   Other                                              1                 -              -

   Stock dividend                                   203                 -              -



       Balance, end of year                    $    414          $    205        $   202



ADDITIONAL PAID-IN CAPITAL:

   Balance, beginning of year                   $ 32,210          $ 26,267        $22,467

   Shares issued upon exercise of options          6,394             3,264          1,620

   Shares issued for Employee Stock
      Purchase Plan                                  488               312            176

   Shares issued for acquisitions                      -               150          1,228

   Stock dividend                                   (203)                 -             -

   Tax benefit on exercise of options              4,864             2,217            776



       Balance, end of year                     $ 43,753          $ 32,210        $26,267



TREASURY STOCK:

   Balance, beginning of year                   $      -          $      -       $  (293)

   Purchases of treasury stock                         -               (5)              -

   Sales of treasury stock                             -                 5              -

   Shares issued for acquisitions                      -                 -            293


       Balance, end of year                     $      -           $     -        $    -



RETAINED EARNINGS:

   Balance, beginning of year                   $ 83,383          $ 57,122        $38,175

   Net loss for the three months ended
    September 30, 1999 - Sys-Tech, Inc.              264                 -              -

   Retained deficit of acquired businesses             -              (19)           (62)

   Net income                                     34,018            31,968         23,537

   Dividends (2000 - $.18 per share;
     1999 - $.145 per share ; 1998 - $.12
     per share)                                   (7,287)           (5,688)        (4,528)

       Balance, end of year                     $110,378          $ 83,383        $57,122


TOTAL STOCKHOLDERS' EQUITY                      $154,545          $115,798        $83,591



See notes to consolidated financial statements.



                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                      YEAR ENDED JUNE 30,

                                                   2000        1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations          $  34,350    $ 32,726   $ 24,205
   Adjustments to reconcile income from
    continuing operations to cash from
    operating activities
Depreciation and amortization                    15,473       7,901      6,362
Provision for deferred income taxes               2,400         221        478
Gain on sale of investments                      (1,105)          -          -
Other                                               175         157         89
Changes in:
  Trade receivables                             (11,870)     (8,540)   (12,215)
  Prepaid expenses and other                     (9,451)     (6,397)    (2,814)
  Accounts payable                                3,080      (3,308)     1,532
  Accrued expenses                               (1,781)      2,716        155
  Income taxes                                    2,483         805        890
  Deferred revenues                              15,106      11,568      7,625

Net cash from continuing operations           $  48,860     $37,849   $ 26,307

CASH FLOWS FROM DISCONTINUED OPERATIONS       $     700     $  (608)  $ (1,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (32,619)    (38,884)    (9,949)
   Purchases of investments                        (946)     (6,708)    (3,177)
   Proceeds from sale of investments              3,605           -          -
   Proceeds from maturity of investments          6,702       3,100      5,800
   Purchase of customer contracts                     -      (7,105)         -
   Computer software developed/acquired            (875)       (867)      (281)
   Business acquisition costs, net of
     cash acquired                              (93,280)     (5,905)    (1,046)
   Other, net                                        (6)       (241)      (346)
      Net cash from investing activities      $(117,419)   $(56,610)  $ (8,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock
    upon exercise of stock options                6,399       3,267      1,463
   Proceeds from sale of common stock               488         462        201
   Dividends paid                                (7,287)     (5,688)    (4,528)
   Short-term borrowings, net                    70,101          (2)       200
   Principal payments on long-term debt            (296)        (27)       (71)

      Net cash from financing activities      $  69,405    $ (1,988)   $(2,735)

   Net cash activity for the three months
    ended September 30, 1999 - Sys-Tech, Inc  $     264    $      -    $     -

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                $   1,810    $(21,357)   $13,498

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      3,376      24,733     11,235

CASH AND CASH EQUIVALENTS, END OF YEAR        $   5,186    $  3,376   $ 24,733





See notes to consolidated financial statements.











                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed or acquired several banking software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software customization services necessary for a financial institution to install a JHA software system. JHA also provides continuing support and maintenance services to customers using the systems.

CONSOLIDATION

The consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

POOLING OF INTERESTS TRANSACTIONS

The consolidated financial statements for all periods presented have been restated to include Peerless Group, Inc. ("Peerless"), acquired on December 16, 1998, and Sys-Tech, Inc. ("Sys-Tech"), acquired on June 1, 2000. These acquisitions were accounted for as poolings of interests and therefore all periods have been adjusted to reflect the acquisitions as if they had occurred at the beginning of the earliest period reported (see Note 13).

Prior to the consummation of the Sys-Tech acquisition, Sys-Tech's year end was September 30. Therefore, the consolidated statements of income and cash flows for the years ended June 30, 1998 and 1999 reflect the results of operations and cash flows for the Company for the years then ended combined with Sys-Tech for the years ended September 30, 1998 and 1999, respectively. The consolidated balance sheet as of June 30, 1999 reflects the financial position of the Company on that date combined with the financial position of Sys-Tech as of September 30, 1999. As a result of the Company and Sys-Tech having different fiscal year ends, Sys-Tech's results of operations for the three month period ended September 30, 1999 has been included in the consolidated statements of income for the year ended June 30, 1999. Revenues, net loss from operations and net loss of Sys-Tech for the three month period ended September 30, 1999 were $1,402,000,$378,000 and $264,000,respectively.

COMMON STOCK SPLIT

On January 31, 2000, the Company's Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend was paid March 2, 2000 to stockholders of record at the close of business on February 17, 2000. All per share and shares outstanding data in the consolidated statements of income and the notes to the consolidated financial statements have been retroactively restated to reflect the stock split.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company's various sources of revenue and the methods of revenue recognition are as follows:

   SOFTWARE LICENSING FEES - Initial licensing fees are recognized upon delivery of the unmodified software. Monthly software usage charges are recognized ratably over the contract period.
   SOFTWARE INSTALLATION AND RELATED SERVICES - Fees for these services are recognized as the services are performed on hourly contracts and at completion on fixed-fee contracts.
   MAINTENANCE/SUPPORT FEES - Fees from these contracts are recognized ratably over the life of the contract.
   HARDWARE - Revenues from sales of hardware are recognized upon direct shipment by the supplier to the Company's customers. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales.

PREPAID COST OF PRODUCT

Costs for these contracts are recognized ratably over the life of the contract, generally one to five years, with the related revenue amortized from deferred revenues.

DEFERRED REVENUES

Deferred revenues consist primarily of prepaid annual software maintenance fees and prepaid hardware maintenance fees. Some hardware maintenance contracts are multi-year, therefore the deferred revenue and prepaid cost of product are classified in accordance with the terms of the contract. Software and hardware deposits are also reflected as deferred revenues.

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

INCOME PER SHARE

Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of diluted income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options (See Note 10).

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

The Company invests its cash that is not required for current operations primarily in U.S. government securities.

The Company has the positive intent and ability to hold its debt securities until maturity and accordingly, these securities are classified as held-to-maturity and are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. The held-to-maturity securities typically mature in less than one year. Interest on investments in debt securities is included in income when earned.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS

Intangible assets consist of excess purchase price over the fair value of net assets acquired, customer relationships, software and trade names acquired in business acquisitions. The amounts are amortized over an estimated economic benefit period, generally five to twenty years using the straight-line method.

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable.

COMPREHENSIVE INCOME

Comprehensive income for each of the three years ended June 30, 2000 equals the Company's net income.


BUSINESS SEGMENT INFORMATION

The Company is a leading provider of financial data processing systems for financial institutions. In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's operations are classified as one business segment. The financial performance and productivity of the Company is monitored as a single unit as all products and services relate to one line of business, providing comprehensive services for data processing to the financial institutions industry. Revenue by type of product and service is presented on the face of the statements of income.

INCOME TAXES

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.


RECENT ACCOUNTING PRONOUNCEMENTS

In October, 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The Company adopted SOP 97-2 effective July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition", which deferred portions of SOP 97-2 for one year. Revenues in fiscal year 1999 from the sales of software are recognized in accordance with the enacted portions of SOP 97-2 and revenues in fiscal 2000 from the sale of software are recognized in accordance with SOP 98-4. These adoptions did not have a material impact on revenue recognition or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard was adopted July 1, 2000 and did not have a material impact on the Company's financial position and results of operations.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. SAB No. 101, as amended, provides the SEC Staff's views on selected revenue recognition issues and is effective no later than the fourth fiscal quarter for years beginning after December 15, 1999, which for the Company is the beginning of its fourth quarter of fiscal year 2001. The Company has not completed the process of evaluating the impact that will result from adopting SAB No. 101 and therefore, is unable to determine the impact that the adoption will have on its financial position and results of operations.

RECLASSIFICATION

Where appropriate, prior years' financial information has been reclassified to conform with the current years' presentation. The statements of cash flows are prepared using the indirect method, which represents a reclassification of the 1998 presentation for which the direct method was utilized.

NOTE 2: INVESTMENTS

The amortized cost of held-to-maturity securities at June 30, 2000 and 1999 are included in the following table. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.


                                              (In Thousands)
                                                   Year Ended June 30,


                                                         2000             1999


U.S. treasury notes                                         $ 946              $6,583

Accrued interest                                                -                 119

    Total                                                   $ 946              $6,702




NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for held-to-maturity securities are based on quoted market prices (See Note 2). For all other financial instruments, including amounts receivable and payable, short-term borrowings and long-term debt, fair values approximate carrying value, based on the short-term nature of the assets and liabilities and the variability of the interest rates on the borrowings.

NOTE 4: PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:

               (In thousands)

         Year Ended June 30,

                                                                2000                            1999           Estimated useful
                                                                                                               life

  Land                                                        $4,602                          $2,830


  Land improvements                                            3,795                           1,154           5-20 years


  Buildings                                                   29,810                          16,444           25-30 years


  Equipment and furniture                                     55,412                          34,809           5-8 years


  Aircraft                                                    21,915                          18,957           8-10 years

  Construction in process                                      3,215                          11,173



                                                            $118,749                         $85,367

  Less accumulated depreciation                               25,464                          19,175

  Property & equipment, net                                 $ 93,285                        $ 66,192

NOTE 5: OTHER ASSETS

Intangible assets relate to acquisitions and consist of the following:


                                                                 (In Thousands)

                                                                            Year ended June 30,


                                                                            2000            1999
Goodwill                                                                 $ 32,355         $11,351

Customer relationships                                                     90,612          25,970

Tradenames                                                                  3,915               -

                                                                         $126,882         $37,321


Less accumulated amortization                                              17,600          12,140


Balance, end of year                                                     $109,282         $25,181

Computer software includes the unamortized cost of software products developed or acquired by the Company which were required to be capitalized by accounting principles generally accepted in the United States of America.
 Following is an analysis of the computer software costs:


     (In Thousands)

                                                                                      Year ended June 30,
                                                                                2000       1999



Balance, beginning of year                                                          $3,015     $2,838

Acquired software                                                                    3,000        352

Capitalized development costs                                                          875        515


                                                                                    $6,890     $3,705


Less amortization                                                                    1,077        690


Balance, end of year                                                                $5,813     $3,015

NOTE 6: LINES OF CREDIT AND LONG-TERM DEBT

LINES OF CREDIT

JHA currently has two bank credits lines upon which it can draw an aggregate amount at any one time outstanding of $83.0 million. The major unsecured credit line entered into on September 7, 1999, as amended, provides for funding up to $75.0 million and bears interest at variable LIBOR-based rates (7.63% at June 30, 2000, and weighted average interest of 6.72% for the year ended June 30, 2000) and is due June 15, 2001. On June 30, 2000, a total of $70.5 million was outstanding under this credit line with approximately $4.5 million available. On September 7, 2000, the aggregate amount available under this credit line will be reduced to $50.0 million. The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (9.5% at June 30, 2000), and is secured by $1 million of investments with the remainder unsecured. There were no amounts outstanding under this line of credit at June 30, 2000 or 1999.

Sys-Tech had a line of credit with a maximum loan amount of $400,000, bearing interest at the lender's prime rate plus one-half (10.0% throughout June 30, 1999). Amounts outstanding were none and $399,000 as of June 30, 2000 and 1999, respectively. The line was secured by the accounts receivable and other current assets of Sys-Tech. Subsequent to the acquisition of Sys-Tech and prior to June 30, 2000, the line was repaid and canceled.

LONG-TERM DEBT

The Company has notes payable which were incurred by its BancData Solutions, Inc. subsidiary (See Note 13), bearing interest at 10%, payable monthly.
The notes are secured by equipment. Sys-Tech had a note payable with an original loan amount of $400,000, bearing interest at 10%, payable monthly, due August 4, 2001. The note was secured by specific real estate. The note was repaid subsequent to the acquisition of Sys-Tech and prior to June 30, 2000.

                                                            (In Thousands)

                                                          Year ended June 30,

                                                          2000                                  1999

Long-term debt                                          $   443                              $    227

Less current maturities                                     123                                    16

                                                        $   320                              $    211




Future maturities of long-term debt as of June 30, 2000 is as follows:


                                                                (In Thousands)

2001                                                                         $    123

2002                                                                               86

2003                                                                               88

2004                                                                               95

2005                                                                               51

                                                                             $    443

The Company paid interest of $1,600,000, $93,000 and $34,000 in 2000, 1999 and 1998, respectively.




NOTE 7: INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:


                                                                (In Thousands)

                                                                                            Year ended June 30,


                                                                                2000        1999              1998

Current:

   Federal                                                                   $14,050           $16,860           $12,044

   State                                                                         965             1,806             1,170

Deferred:

   Federal                                                                     1,900               204               431

   State                                                                         500                17                47

                                                                             $17,415           $18,887           $13,692


Effective Rate                                                                   34%               37%               36%

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                      (In Thousands)

                                                                                Year ended June 30,


                                                                               2000                1999



Deferred tax assets:

  Carryforwards (operating losses, capital losses,
     credits, etc.)                                                         $   615                $   342

  Expense reserves (bad debts, insurance, franchise tax,
    vacation, etc.)                                                             825                    629

  Intangible assets                                                           1,548                  1,236

                                                                              2,988                  2,207

Deferred tax liabilities:

  Accelerated tax depreciation                                              (6,173)                 (4,104)

  Accelerated tax amortization                                              (1,060)                   (674)

  Other, net                                                                   (62)                    (15)

                                                                            (7,295)                 (4,793)



Net deferred tax liability                                                 $(4,307)                $(2,586)


The deferred taxes are classified on the balance sheet as follows:

                                                (In Thousands)

                                           Year ended June 30,

                                                      2000             1999

Deferred Income taxes (current)                   $    825         $    629

Deferred income taxes (long-term)                   (5,132)          (3,215)

                                                  $ (4,307)        $ (2,586)










The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                              Year ended June 30,


                                                                    2000           1999                    1998

Computed "expected" tax expense (benefit)                           35%             35%                    35%


Increase (reduction) in taxes resulting from:
    State income taxes, net of federal income tax benefits           2%              3%                     3%

    Research and development credit                                 (1%)             -                     (1%)

    Other                                                           (2%)            (1%)                   (1%)

                                                                    34%             37%                    36%


Net operating loss carryforwards of $847,000 (from acquisitions) expire through the year 2014. The Company paid income taxes of $13,280,000, $13,988,000 and $10,601,000 in 2000, 1999 and 1998, respectively.

NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Adequate reserves (which are insignificant at June 30, 2000 and 1999) are maintained for potential credit losses.

In addition, the Company purchases most of its computer equipment (hardware) and related maintenance for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials. If this relationship were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9: STOCK OPTION PLANS

The Company has two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 2 1/2 years. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or ten years after grant. As of June 30, 2000, there were 1,696,000 shares available for future grants under the plan from the original 6,500,000 shares approved by the stockholders.

The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 600,000 shares of common stock have been reserved for issuance under this plan with a maximum of 150,000 for each director.



A summary of the activity of all of the Company's stock option plans is:

                                                                                 Year ended June 30,


                                                                      2000             1999                  1998

Options outstanding, beginning of year:
                                                                   4,338,380          4,322,184            3,120,260

Options granted                                                    3,062,500            694,774            1,434,854

Options exercised                                                 (708,196)          (645,778)             (208,930)

Options forfeited                                                   (62,900)      (32,800)                  (24,000)



Options outstanding, end of year:                                  6,629,784         4,338,380             4,322,184



Currently exercisable                                              3,810,384         3,322,406             3,038,268





Weighted-average exercise price for                             $20.25            $10.79                $ 8.32
options outstanding



Weighted-average exercise price for options                     $31.50            $21.31                $12.55
           granted



Weighted-average exercise price for                             $ 9.44             $ 5.19               $ 6.07
options exercised


Weighted-average fair value of                                  $13.67             $ 9.61               $ 4.93
options granted


Following is an analysis of stock options outstanding (O) and exercisable
(E) as of June 30, 2000:

RANGE OF EXERCISE                                     WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
     PRICES                  SHARES                   REMAINING CONTRACTUAL         EXERCISE PRICE
                                                         LIFE IN YEARS

                            O                  E               O                   O               E

       $ 2 to 7         1,177,100           1,177,100        4.61               $ 4.61          $ 4.61

         7 to 12        1,504,100           1,504,100        6.74                10.83           10.83

        12 to 30        1,465,584           1,129,184        8 33                19.27           19.68

        30 to 35        2,386,000                   -        9.76                33.75               -

        35 to 46           97,000                   -        9.83                40.62               -

       $ 2 to 46        6,629,784           3,810,384        7.85               $10.79          $ 9.35


OPTIONS FORFEITED

  FISCAL YEAR           RANGE OF EXERCISE   SHARES                   WEIGHTED-AVERAGE
                        PRICE                                        EXERCISE PRICE

          2000          $ 8 to 34           62,900                   $12.04




          1999          $12 to 22           32,800                   $18.71




          1998          $12 to 13           24,000                   $12.07

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model.

The Company's pro forma information for continuing operations follows:


         Year ended June 30,


                                               2000          1999         1998

Net income                    As reported     $ 34,350        $ 32,726     $ 24,205

                              Pro forma       $ 26,503        $ 27,453     $ 22,150

Diluted earnings per share    As reported     $    .81        $    .77     $    .58

                              Pro forma       $    .62        $    .64     $    .53

Basic earnings per share      As reported     $    .84        $    .81     $    .61

                              Pro forma       $    .65        $    .68     $    .56

Assumptions:

Expected life (years)                                                      2.95            2.97             2.16

Volatility                                                                  56%             56%              40%

Risk free interest rate                                                    6.2%            5.0%             6.1%

Dividend yield                                                             .36%            .35%             .35%

NOTE 10: EARNINGS PER SHARE

The following table reflects a reconciliation between Basic EPS and Diluted
EPS:

                           (In Thousands, Except Per Share Data)
                                   Year ended June 30,

                                     2000                             1999                             1998

                          Income    Shares   Per Share    Income     Shares    Per Share   Income     Shares  Per Share
                                               Amount                           Amount                         Amount
Basic Earnings Per Share:

  Income available to
  Stockholders           $34,018    40,883      $0.83    $31,968    40,337       $0.79     $23,537    39,770   $0.59

Effect of dilutive Securities:
  Employee benefit plans      --     1,756      $0.03         --     2,304       $0.04          --     1,823   $0.02

Diluted Earnings Per Share:
  Income available to
  common stockholders    $34,018    42,639      $0.80    $31,968    42,641      $.075      $23,537    41,593   $0.57


NOTE 11:  EMPLOYEE BENEFIT PLANS

Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.


401(k) Employee Stock Ownership Plan ("ESOP") - The Company has a 401(k) Employee Stock Ownership Plan (the "Plan") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the plan was amended and restated to include most of the existing ESOP provisions and to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company matches 100% of employee contributions up to 5% of compensation
subject to a maximum of $5,000.   The Company has the option of making a
discretionary contribution to the Plan, however, none has been made for any of the three most recent fiscal years. The Company assumed responsibility for the Peerless Employee 401(k) Plan as of the acquisition date, and merged it into the Plan as of December 31, 1999. The Company assumed responsibility for the Symitar Employee 401(k) Plan as of the acquisition date (See Note 13), and will merge it into the Plan as of December 31, 2000.
 The total expense related to the Plans was $2,430,000, $1,321,000 and $952,000 for 2000, 1999 and 1998, respectively.


NOTE 12: DISCONTINUED OPERATIONS

In the last quarter of 1996, the Company discontinued the operations of its BankVision Software, Ltd. subsidiary ("BankVision") which it planned to sell by December 31, 1996. The estimated loss on disposal recorded in 1996 consisted of the following:

Estimated loss on sale, net of applicable income tax benefit      $2,390,000

Operating losses from April 1, 1996 through June 30, 1996, net
of income tax benefit of $78,000                                     130,000

Estimated operating losses from July 1, 1996, to anticipated
disposal date, net of income tax benefit of $38,000                  100,000

                                                                  $2,620,000


On September 7, 1999, the Company completed the sale of BankVision for $1,000,000. Under the terms of the agreement, the purchaser, made a $500,000 down payment and executed promissory notes to pay $250,000 (plus interest) in each of the next two years. The net assets of the subsidiary, as of that date, approximately equal the sales proceeds, and as a result, the transaction had minimal effect on its financial results for fiscal year 2000. Total loss from discontinued operations was $332,000, $758,000 and $668,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 13: BUSINESS ACQUISITIONS

POOLING OF INTERESTS TRANSACTIONS:

The Company acquired all the outstanding shares of Peerless on December 16, 1998, for approximately $36,000,000 (1,654,000 shares) in Company stock.

Prior years consolidated financial statements have been restated for the effect of this pooling transaction. The following table presents a reconciliation of revenue and net income previously reported by the Company and Peerless to those presented in the accompanying consolidated financial statements.

                                   (In Thousands)

                                 Three Months Ended
                                 September 30, 1998               Fiscal 1998

Revenues:
  JHA                            $ 40,728                         $113,423
  Peerless                          8,921                           29,124
  Combined                       $ 49,649                         $142,547

Net Income
  JHA                            $  8,296                         $ 21,569
  Peerless                            497                            1,713
  Combined                       $  8,793                         $ 23,282

On June 1, 2000, the Company acquired all the outstanding shares of Sys-Tech for approximately $16,000,000 (417,000 shares) in Company stock.

Prior years' consolidated financial statements have been restated for the effect of this pooling transaction. The following table presents a reconciliation of revenue and net income previously reported by the Company, and Sys-Tech to those presented in the accompanying consolidated financial statements.

                                   (In Thousands)

                                 Nine Months Ended
                                    March 31, 2000                Fiscal 1999                      Fiscal 1998

Revenues:
  JHA                            $150,239                         $184,504                         $142,547
  Sys-Tech                          5,692                            9,023                            5,688
  Combined                       $155,931                         $193,527                         $148,235

Net Income
  JHA                            $ 22,588                         $ 31,768                         $ 23,282
  Sys-Tech                             (4)                             200                              255
  Combined                       $ 22,584                         $ 31,968                         $ 23,537


PURCHASE TRANSACTIONS:

On September 8, 1999, the Company's wholly-owned subsidiary Open System Group, Inc. ("OSG"), completed the acquisition of BancTec, Inc.'s community banking business, providing software, account processing capabilities and data center operations to over 800 community banks throughout the United States and the Caribbean. Revenues from these acquired community banking operations total approximately $17,000,000 and $43,000,000 for the six months ended June 30, 1999 and calendar 1998, respectively. The total value of the transaction was approximately $56,136,000, of which $50,000,000 was in cash, the assumption of approximately $5,475,000 liabilities and $661,000 in transaction costs. The Company allocated the purchase price to the assets and liabilities acquired based on their estimated fair value at the acquisition date, resulting in allocations of $39,000,000, $5,315,000 and $1,000,000 to acquired customer relationships, goodwill and software, respectively. The customer relationships, goodwill and software are being amortized on a straight-line basis over 20, 20 and 10 years, respectively. The purchase price was paid with approximately $25,000,000 in cash from operations and $25,000,000 in proceeds from a line of credit with a commercial lender (See Note 6).

On April 1, 2000, the Company acquired all the outstanding shares of BancData Solutions, Inc. ("BDS"), for $5,000,000 in cash. BDS is a provider of a variety of service bureau options to community banks, primarily in southern California. Their systems are AS/400 based and are already using the JHA core application system. The excess purchase price over the fair value of tangible net assets acquired of $3,963,000 was allocated to customer relationships and is being amortized on a straight-line basis over 20 years.

On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. ("Symitar"), a provider of in-house data processing solutions for credit unions. Symitar provides 237 credit unions throughout the United States with its comprehensive line of software and services that run on the IBM RS/6000. Revenues from these operations totaled approximately $33,000,000 and $36,000,000 for years ended December 31, 1999 and 1998, respectively. The purchase price of $44,000,000 in cash was paid with proceeds from a line of credit with a commercial lender (See Note 6).

The purchase price for Symitar was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date, resulting in allocation to acquired customer relationships of $21,800,000, tradename of $3,900,000, goodwill of $15,689,000 and software of $2,000,000 which are being amortized on a straight-line basis over 20, 20, 20 and 10 years, respectively.

The three acquisitions discussed above were accounted for using the purchase method. Accordingly, the accompanying consolidated statements of income do not include any revenues and expenses related to these acquisitions prior to their respective closing dates.


The following unaudited proforma condensed information is presented as if the OSG and Symitar acquisitions had occurred at the beginning of the earliest period presented. The pro forma results for BDS were not included as amounts are not material.

                                                 Year Ended June 30,
                                               (In Thousands, Except
                                                   Per Share Data)

                                               2000              1999

Revenues                                    $253,106           $274,682

Income from continuing operations             30,478             33,205

Net income                                    30,146             32,447

Diluted Earnings Per Share:

  Income from continuing operations         $    .71           $    .78

   Net income                               $    .71           $    .76


NOTE 14: SUBSEQUENT EVENTS

On August 16, 2000, the Company completed a secondary offering of 1.5 million shares of its common stock at $43.00 per share less a 5% underwriters discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million was used to retire all outstanding short-term borrowings under lines of credit as of that date, and the balance will be used for working capital, capital expenditures, potential future acquisitions and other general corporate purposes.

The following table sets forth our cash and cash equivalents, short-term borrowings, including current portion of long-term debt, long-term debt, stockholders equity and capitalization at June 30, 2000: on a historical basis; and on a pro forma basis as adjusted to give effect to the application of the net proceeds received by the Company in this offering as repayment of short-term borrowings.

                                                 (In Thousands)
                                                 June 30, 2000

                                                                    Actual                   Proforma

Cash and cash equivalents                                          $  5,186                  $  5,186

Short-term borrowings, including current portion of long-term debt $ 70,623                  $ 10,091



Long-term debt                                                     $    320                  $    320

Stockholders' Equity:

   Preferred stock; $1 par value per share; 500,000 shares
      authorized; none issued                                             -                         -

    Common stock: $.01 par value per share; 50,000,000 shares
      authorized; 41,357,852 issued actual; 42,857,852 shares
      issued pro forma                                                  414                       429

    Additional paid-in capital                                       43,753                   104,270

    Retained earnings                                               110,378                   110,378

      Total stockholders' equity                                    $154,545                 $215,077

      Total capitalization                                          $154,865                 $215,397



ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information under the captions "Election of Directors" and "Executive Officer and Significant Employees" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 11. EXECUTIVE COMPENSATION

See the information under captions "Executive Compensation", "Compensation Committee Report" and "Company Performance" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the captions "Stock Ownership of Certain Stockholders" and "Election of Directors" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

*Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Auditors' thereon appear under
Item 8 of this Report:

           Independent Auditors' Report.

           Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998.

           Consolidated Balance Sheets as of June 30, 2000 and 1999.

           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998.

           Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998.

           Notes to Consolidated Financial Statements.

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

Except as otherwise specifically noted, the following documents are incorporated by reference as exhibits hereto pursuant to Rule 12b-32:



     Exhibit No.    Description

     3.1.1 Certificate of Incorporation, attached as Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed November 17, 1985.

     3.1.2 Certificate of Amendment of Certificate of Incorporation attached as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1987.

     3.1.3          Certificate of Amendment of Certificate of
                    Incorporation, attached as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1993.

     3.1.4          Certificate of Amendment of Certificate of
                    Incorporation, attached as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     3.1.5          Certificate of Amendment of Certificate of
                    Incorporation, attached as Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

     3.2.1 Amended and Restated Bylaws, attached as Exhibit A to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.

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

     10.3 The Company's 1995 Non-Qualified Stock Option Plan, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

     10.4           IBM Remarketer Agreement dated May 21, 1992, attached as
                    Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1992; renewed for a two year term on January 1, 1997.

     10.5 Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors, attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

     10.6           The Company's 1996 Stock Option Plan, attached as
                    Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997.

     10.7 Agreement and Plan of Merger regarding acquisition of Peerless Group, Inc. dated August 18, 1998, attached as
                    Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     10.11 Line of Credit Agreement dated September 7, 1999, between the Company and Commerce Bank, N.A., attached as
                    Exhibit 10.11 to the Company's current report on Form 8-K filed September 20, 1999.

     10.12 Agreement for Sale and Purchase of Assets dated September 1, 1999, by and among the Company, Open Systems Group, Inc. and BancTec, Inc. attached as
                    Exhibit 2.1 to the Company's current report on Form 8-K filed September 20, 1999.

     10.13 Agreement and Plan of Merger regarding acquisition of Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. dated June 1, 2000, attached as Exhibit 2.1 to the Company's current report on Form 8-K filed June 14, 2000.

     10.14 Stock Purchase Agreement dated May 14, 2000, between the Company and the Stockholders of Symitar Systems, Inc., attached as Exhibit 2.1 to the Company's current report on Form 8-K filed June 19, 2000.

     10.15 Line of Credit Loan Modification Agreement dated June 6, 2000 between the Company and Commerce Bank, N.A. attached as Exhibit 10.11 to the Company's current report on Form 8-K filed June 19, 2000.


     21.2           A list of the Company's subsidiaries , attached as
                    Exhibit 21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed August 4, 2000.


     23.1           Consent of Independent Auditors' is attached as Exhibit 23.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        On June 14, 2000 the Company filed a report on Form 8-K regarding the Company's acquisition of Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc.

        On June 19, 2000 the Company filed a report on Form 8-K regarding the Company's acquisition of 100% of the common stock of Symitar Systems, Inc.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September, 2000

                             JACK HENRY & ASSOCIATES, INC., Registrant

                             By /s/ Michael E. Henry
                                Michael E. Henry
                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                     CAPACITY                    DATE

/s/ Michael E. Henry       Chairman of the           September 25, 2000
Michael E. Henry           Board and Chief
                           Executive Officer
                           and Director

/s/ Michael R. Wallace     President, Chief          September 25, 2000
Michael R. Wallace         Operating Officer
                           and Director


/s/ John W. Henry          Vice Chairman, Senior     September 25, 2000
John W. Henry              Vice President and
                           Director


/s/ Jerry D. Hall          Executive Vice            September 25, 2000
Jerry D. Hall              President and
                           Director


/s/ Terry W. Thompson      Vice President,           September 25, 2000
Terry W. Thompson          Treasurer and
                           Chief
                           Financial
                           Officer
                           (Principal
                           Accounting
                           Officer)


/s/ James J. Ellis         Director                  September 25, 2000
James J. Ellis


/s/ Burton O. George       Director                  September 25, 2000
Burton O. George


/s/ George R. Curry        Director                  September 25, 2000
George R. Curry








                                            Exhibit 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements of the Jack Henry & Associates, Inc. 1996 Stock Option Plan on Form S-8 (File Nos. 33-65231, 33-65251 and 33-16989) of our report dated August 24, 2000 appearing in the Annual Report on Form 10-K of Jack Henry & Associates, Inc. for the year ended June 30, 2000.


/s/ Deloitte & Touche LLP




St Louis, Missouri
September 25, 2000