Form 10-Q
period 2000-09-30
HENRY JACK & ASSOCIATES INC
filed 2000-11-14
CIK 779152

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission file number 0-14112

                    JACK HENRY & ASSOCIATES, INC.
        (Exact name of registrant as specified in its charter)

             Delaware                        43-1128385
(State or other jurisdiction                 I.R.S. Employer
 of incorporation)                           Identification No.)

           663 Highway 60, P. O. Box 807, Monett, MO  65708
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at October 30, 2000
Common Stock, $.01 par value              43,078,225




                    JACK HENRY & ASSOCIATES, INC.


                               CONTENTS


                                                         Page No.


PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           September 30, 2000, (Unaudited) and June
           30, 2000                                       3

          Condensed Consolidated Statements of
           Income for the Three Months Ended
           September 30, 2000 and 1999 (Unaudited)        5

          Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended September 30,
           2000 and 1999 (Unaudited)                      6

          Notes to the Condensed Consolidated Financial
           Statements (Unaudited)                         7 - 10

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                 10 - 13

     Item 3 - Quantitative and Qualitative Disclosure
               about Market Risk                         13

Part II.     OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
              Security Holders                           14

     Item 6 - Exhibits and Reports on Form 8-K           14 - 15




Part I.  Financial Information
Item 1.  Financial Statements


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)



                                             September 30,
                                                 2000          June 30,
                                              (Unaudited)        2000

        ASSETS

Current assets:
  Cash and cash equivalents                    $ 20,454       $  5,186
  Investments, at amortized cost                    961            946
  Trade receivables                              44,955         73,940
  Income taxes receivable                             -          3,478
  Prepaid cost of product                        11,979         10,645
  Prepaid expenses and other                      7,799          8,980
  Deferred income taxes                             825            825

        Total                                  $ 86,973       $104,000

Property and equipment                         $129,827       $118,749
  Accumulated depreciation                       27,664         25,464
                                               $102,163       $ 93,285

Other assets:
  Intangible assets, net of amortization       $107,318       $109,282
  Computer software, net of amortization          5,652          5,813
  Prepaid cost of product                         9,431          7,694
  Other non-current assets                          838          1,008

        Total                                  $123,239       $123,797

        Total assets                           $312,375     $321,082




                                             September 30,
                                                 2000          June 30,
                                              (Unaudited)         2000
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 6,470        $ 9,255
  Short-term borrowings                               -         70,500
  Accrued expenses                                6,975          9,750
  Accrued income taxes                            4,070              -
  Current portion of long-term debt                 123            123
  Deferred revenues                              51,668         61,512

        Total                                  $ 69,306       $151,140

Long-term debt                                      279            320
Deferred revenue                                 11,845          9,945
Deferred income taxes                             5,132          5,132

        Total liabilities                      $ 86,562       $166,537


Stockholders' equity:
  Preferred stock - $1 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    50,000,000 shares authorized;
    42,973,380 issued @ 9/30/00
    41,357,852 issued @ 6/30/00                $    430       $    414
  Additional paid-in capital                    105,267         43,753
  Retained earnings                             120,116        110,378

        Total stockholders' equity             $225,813       $154,545

        Total liabilities and
         stockholders' equity                  $312,375       $321,082

The accompanying notes are an integral part of these condensed consolidated financial statements.




                        JACK HENRY & ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                             Quarter
                                             Ended
                                                     September 30,


                                                  2000            1999

Revenues:

  Software licensing and installation            $23,512          $11,539

  Maintenance/support and service                 30,446           20,459

  Hardware sales                                  23,050           11,429

       Total revenues                            $77,008          $43,427


Cost of sales:

  Cost of hardware                               $15,969          $ 8,097

  Cost of services                                26,407           15,324

    Total cost of sales                          $42,376          $23,421



Gross profit                                     $34,632          $20,006

                                                     45%              46%

Operating expenses:

  Selling and marketing                          $ 7,655          $ 3,432

  Research and development                         2,383            1,659

  General and administrative                       5,906            3,740

    Total operating expenses                     $15,944          $ 8,831



Operating income from continuing operations      $18,688          $11,175



Other income (expense):

  Interest income                                $   359          $   344

  Interest expense                                  (679)            (106)

  Other, net                                         201            1,321

    Total other income (expense)                 $  (119)         $ 1,559



Income from continuing operations before
   income taxes                                  $18,569          $12,734

Provision for income taxes                         6,685            4,195

Income from continuing operations                $11,884          $ 8,539

Loss from discontinued operations                      -              332


    Net income                                   $11,884          $ 8,207


Diluted earnings per share:

  Income from continuing operations             $    .27          $   .20

  Loss from discontinued operations                    -              .01

    Net income per share                        $    .27          $   .20


Diluted weighted average shares outstanding       44,545          42,016


Basic earnings per share:

  Income from continuing operations             $    .28         $   .21

  Loss from discontinued operations                    -             .01

    Net income per share                        $    .28         $   .20


Basic weighted average shares outstanding         42,155          40,656



The accompanying notes are an integral part of these condensed consolidated financial statements.


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                                          Quarter Ended
                                                                                  September 30,


                                                                                2000                   1999

Cash flows from operating activities

 Income from continuing operations                                             $ 11,884               $  8,539

 Adjustments to reconcile income from

  continuing operations to cash from
  operating activities

  Depreciation and amortization                                                   4,569                  2,984

  Gain on sale of investment                                                          -                (1,052)

  Other                                                                           (106)                      -

  Changes in:

    Trade receivables                                                            28,985                 24,810

    Prepaid expenses and other                                                  (1,883)                (1,613)

    Accounts payable                                                            (2,785)                  (774)

    Accrued expenses                                                            (2,775)                (1,875)

    Accrued income taxes                                                          7,548                  4,541

    Deferred revenues                                                           (7,944)                (9,207)



    Net cash from continuing operations                                        $ 37,493               $ 26,353



  Cash flows from discontinued operations                                      $      -               $    700



  Cash flows from investing activities:

    Capital expenditures                                                      $(11,114)              $ (4,862)

    Proceeds from sale of investment                                                  -                  3,605

    Proceeds from note receivable                                                  250                       -

    Computer software developed/purchased                                         (209)                  (173)

    Cash paid for acquisitions, net of cash acquired                                  -              $(50,241)

    Other, net                                                                       6                    (23)



      Net cash from investing activities                                      $(11,067)              $(51,694)



  Cash flows from financing activities:

    Proceeds from issuance of common stock
      upon exercise of stock options                                         $   1,012                $    623

    Proceeds from sale of common stock, net                                      60,517                     87

    Short-term borrowings, net                                                 (70,500)                 25,000

    Principal payments on notes payable                                            (41)                      -

    Dividends paid                                                              (2,146)                (1,610)



      Net cash from financing activities                                      $(11,158)              $ 24,100



      Net cash activity for the three months
        ended September 30, 1999-Sys-Tech, Inc.                                      -               $    264



    Net increase (decrease) in cash and cash equivalents                      $ 15,268               $   (277)



    Cash and cash equivalents at beginning of period                             5,186                  3,376



    Cash and cash equivalents at end of period                                $ 20 454               $  3,099


Net cash paid (received) from income taxes of $(1,391) and $159 for the quarter ended September 30, 2000 and 1999, respectively.

The Company paid interest of $990 and none for the quarter ended September 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.





JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Summary of Significant Accounting Policies

  Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed several banking software systems. The Company markets these systems to financial institutions in the United States along with the computer equipment (hardware), and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. The institution can elect to have this system in-house or outsourced through one of the Company's service bureau locations which provides continuing support and maintenance services to customers using the system. The Company also processes ATM and debit card transactions and provides internet banking solutions for financial institutions in the U.S.

  Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Comprehensive Income - Comprehensive income for each of the three-month periods ended September 30, 2000 and 1999, equals the Company's net income.

  Restatement - The consolidated financial statements for the period ended September 30, 1999 have been restated to include Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. (collectively referred to as Sys-Tech) which were acquired on June 1, 2000. The acquisitions were accounted for as a pooling of interests and therefore all prior periods have been adjusted to reflect the acquisitions as if they had occurred at the beginning of the earliest period reported.

  Common Stock Split - Prior period share and per share data have been adjusted for the 100% stock dividend paid March 2, 2000.

  Reclassification - Where appropriate, prior period's financial information has been reclassified to conform with the current period's presentation.

  Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2000.


2.  Interim Financial Statements

  The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K, for the year ended June 30, 2000.


  In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the three month period then ended.

  The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

  The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the three months ended September 30, 2000:

Purchase Transactions

  On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. (Symitar). On September 8, 1999, the Company's wholly-owned subsidiary Open Systems Group (OSG), completed the acquisition of BancTec, Inc.'s community banking business. These acquisitions were accounted for by the purchase method of accounting. Accordingly, the accompanying condensed statement of income for the three months ended September 30, 1999 does not include any revenues and expenses related to these acquisitions prior to the respective closing date. The following unaudited proforma consolidated information is presented as if these acquisitions had occurred as of the beginning of the period presented.

                                       (In Thousands)
                                     Three Months Ended
                                     September 30, 1999

Revenues                             $54,107

Income from continuing operations    $ 7,222

Net income                           $ 6,890

Diluted earnings per share:

Income from continuing operations    $   .17

Net income                           $   .16

Secondary Offering

  On August 16, 2000, the Company completed a secondary offering of 1.5 million shares of its common stock at $43.00 per share less a 5% underwriters discount and offering expenses paid by the Company. A portion of the net proceeds of approximately $60.5 million was used to retire the remaining outstanding short-term borrowings under lines of credit as of that date, and the balance will be used for working capital, capital expenditures, potential future acquisitions and other general corporate purposes.



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

  The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", on December 3, 1999. SAB No.101, as amended, provides the SEC Staff's views on selected revenue recognition issues and is effective no later than the fourth fiscal quarter for years beginning after December 15, 1999, which for the Company is the beginning of its fourth quarter of fiscal 2001. The Company has not completed the process of evaluating the impact that will result from adopting SAB No.101 and therefore, is unable to determine the impact that the adoption will have on its financial position and results of operations.

4.  Shares used in computing net income per share
                                                (In Thousands)
                                              Three Months Ended
                                                 September 30,

                                            2000              1999

Weighted average number of common
shares outstanding - basic                 42,155            40,656

Common stock equivalents                    2,390             1,360

Weighted average number of common
and common equivalent shares
outstanding - diluted                      44,545            42,016


  Per share information is based on the weighted average number of common shares outstanding for the three month period ended September 30, 2000 and 1999. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


5.  Business Segment Information

  The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Companies operations were classified as one business segment in the prior year. The acquisition of Symitar Systems, Inc. entrenched the Company more significantly into the credit union marketplace. The Company's operations have been classified into two business segments: bank systems and services and credit union systems and services. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenues.


                                              (In Thousands)
                                             Three Months Ended
                                               September 30,

                                          2000            1999

Revenues:

Bank systems and services               $70,399          $43,102

Credit union systems and services         6,609              325

     Total                              $77,008          $43,427


Gross Profit:

Bank systems and services               $34,589          $19,848

Credit union systems and services            43              158

     Total                              $34,632          $20,006

The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.

6.  Increase in Authorized Shares

  On October 31, 2000, the stockholders' voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 250,000,000 shares.

Item 2. - Management's Discussion and Analysis of Results of
                  Operations and Financial Condition

RESULTS OF OPERATIONS

Background and Overview

  The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company also processes ATM and debit card transactions and provides internet banking solutions for
these financial institutions.   The Company was founded in 1976.  Its
developed proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20(TM) (1), typically for banks with less than $300 million in assets, and the Silverlake System(R)
(2), for banks with assets up to $10 billion. Its acquired proprietary applications software for banks and credit unions, which operates in the UNIX and NT client-server environment, operates on various hardware platforms. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company has over 2,850 banks and credit unions as customers.
____________________
     1     CIF 20/20(TM) is a trademark of Jack Henry & Associates, Inc.
     2     Silverlake System(R) is a registered trademark of Jack Henry &
Associates, Inc.


A detailed discussion of the major components of the results of operations for the quarter ended September 30, 2000, as compared to the same period in the previous year follows:

Revenues

  Revenues increased 77% to $77,008,000 in the quarter ended September 30, 2000. The increase is primarily due to financial institutions taking delivery of products in this quarter compared to the curtailment of system upgrades last year due to the turn of the century. Also, acquisitions accounted for approximately 30% of the increase in revenues. Software
licensing and installation increased 104%.   Maintenance, support and
service revenues increased 49%. Hardware sales increased 102% from last year's quarter.

  The backlog of sales at September 30, 2000 was $104,620,000 ($42,992,000 in-house and $61,628,000 outsourcing). This is up slightly from the June 30, 2000 level, and is consistent with management's expectations for the first quarter. Backlog at October 31, 2000 was $106,222,000.

Cost of Sales

  The 81% increase in cost of sales for the first quarter of fiscal year 2001 is relatively consistent with the increase in revenues. Cost of hardware increased 97%, slightly less than the 102% increase in hardware revenue. Cost of services increased 72%, primarily due to acquisitions and increasing resources for the growth in the Company's core business. The increase in cost of services reflects the 69% increase in non-hardware revenues.

Gross Profit

  Gross profit increased to $34,632,000 in the first quarter ended September 30, 2000, a 73% increase from last year. The gross margin percentage was 45% of sales compared to 46% last year due to hardware (lower margin sales) representing 30% of total revenues compared to 26% last year.

Operating Expenses

  Total operating expenses increased 81%, reflecting increases related to acquisitions and overall growth. Selling expenses increased 123% which is due to the increase in revenues and overall growth of the business. Research & development increased 44%, which was directly related to continued development and refinement of new and existing products. General & administrative expenses increased 58%, supporting the overall growth of the Company and acquisitions.

Other Income (Expense)

  Other income for the quarter ended September 30, 2000 reflects a decrease when compared to the same period last year. This is primarily due to net interest expense this year from short-term borrowing and cash investments compared to net interest income last year and the $1,105,000 gain on sale of stock acquired in the Peerless acquisition during the quarter ended September 30, 1999.

Provision for Income Taxes

  The effective tax rate for the three months ended September 30, 2000, as compared to the same period in the prior year, reflects the effect of a capital gain partially offset by federal and state tax benefits realized in the prior year.

Net Income

  Net income from continuing operations for the first quarter was $11,884,000, or $.27 earnings per share compared to $8,539,000, or $.20 earnings per share in the same period last year.

Discontinued Operations

  The Company incurred a $332,000 loss from discontinued operations for the quarter ended September 30, 1999. Due to the sale of this subsidiary on

September 7, 1999, there was no impact on the quarter ended September 30, 2000.

Business Segment Discussion

  Revenues in the bank systems and services business segment increased from $43.1 million in the first quarter of 1999 to $70.4 million, or 63%, in the current first quarter. Gross profit in the bank systems and services business segment increased from $19.8 million in the first quarter of 1999 to $34.6 million, or 75% in the current first quarter, while gross margins were consistent in the first quarter of 1999 and 2000, at 46%.

  Revenues in the credit union systems and services business segment increased from $.3 million in the first quarter of 1999 to $6.6 million in the current first quarter. Revenue growth was derived from Symitar Systems, Inc., which was acquired on June 7, 2000. Gross profit in this business segment decreased from $158,000 in the first quarter of 1999 to $43,000 in the current first quarter primarily due to amortization of intangibles and the slower return of core systems sales in the credit union market than in the bank market after the turn of the century.

FINANCIAL CONDITION

Liquidity

  The Company's cash and cash equivalents and investments increased to $20,454,000 at September 30, 2000, from $5,186,000 at June 30, 2000. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 2000.

  JHA has available credit lines totaling $58,000,000, although the Company expects additional borrowings to be minimal during fiscal year 2001. The Company currently has no short-term obligations outstanding. Short-term borrowings were all retired with the proceeds from the secondary offering on August 16, 2000.


Capital Requirements and Resources

  JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $11,114,000 for the quarter ended September 30, 2000, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA excluding acquisition costs could exceed $35,000,000 for fiscal year 2001.

  The Company paid a $.05 per share cash dividend on September 21, 2000 to stockholders of record on September 7, 2000 which was funded from
operations.   In addition, the Company's Board of Directors, subsequent to
September 30, 2000, declared a quarterly cash dividend of $.05 per share on its common stock payable December 5, 2000 to stockholders of record on November 21, 2000. This will be funded out by operations.

Forward Looking Statements

  The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.


CONCLUSION

  JHA's results of operations and its financial position continued to be favorable during the quarter ended September 30, 2000. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 31, 2000, for the purpose of electing a board of directors and amending the Certificate of Incorporation to increase authorized shares. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                       For               Withheld

  John W. Henry                    38,776,175            735,250
  Jerry D. Hall                    38,540,244            971,181
  Michael E. Henry                 38,914,650            596,775
  James J. Ellis                   39,089,518            421,907
  Burton O. George                 39,072,509            438,916
  George R. Curry                  39,072,509            439,266
  Michael R. Wallace               38,915,884            595,541


  Also approved was the amendment of the Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 50,000,000 to 250,000,000 shares with the number of votes as indicated below.

            For                     Against              Withheld

         28,050,805               11,365,424              95,195


Item 6. Exhibits and Reports on Form 8-K

  (b) On July 12, 2000 the Company filed a Current Report on Form 8-K/A amending the Company's Current Report on Form 8-K dated June 14, 2000, for the purpose of restating and updating Item 5 in connection with the Company's acquisition of Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. (collectively referred to as Sys-Tech).

        On July 21, 2000 the Company filed a Current Report on Form 8-K regarding the issued press release announcing its earnings and results of operations for its fourth fiscal quarter and for its fiscal year ended June 30, 2000.

        On July 27, 2000 the Company filed a Current Report on Form 8-K for the purpose of updating certain Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and consolidated financial statements as of and for the years ended June 30, 1999, 1998 and 1997 to reflect the recent restatement of the Company's consolidated financial statements to include Sys-Tech. Sys-Tech was acquired in a transaction accounted for as a pooling-of-interests and therefore all periods have been restated to reflect the acquisition as if it occurred at the beginning of the earliest period reported.

        On August 11, 2000 the Company filed a Current Report on Form 8-K/A, amending the Company's Current Report on Form 8-K dated June 19, 2000, for the purpose of filing the financial statements of Symitar Systems, Inc. and the proforma combined financial statements of the Company and Symitar Systems, Inc.


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: November 14, 2000                         /s/ Michael E. Henry
                                                Michael E. Henry
                                                Chairman of the Board
                                                Chief Executive Officer


Date: November 14, 2000                         /s/ Terry W. Thompson
                                                Terry W. Thompson
                                                Vice President and
                                                Chief Financial Officer