Form 10-Q
period 2000-12-31
HENRY JACK & ASSOCIATES INC
filed 2001-02-14
CIK 779152

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                      Outstanding at January 31, 2001
Common Stock, $.01 par value              44,089,385





                    JACK HENRY & ASSOCIATES, INC.


                               CONTENTS


                                                         Page No.


PART I.      FINANCIAL INFORMATION

     Item I - Financial Statements

          Condensed Consolidated Balance Sheets -
           December 31, 2000, (Unaudited) and June
           30, 2000                                            3

          Condensed Consolidated Statements of
           Income for the Three and Six Months Ended
           December 31, 2000 and 1999 (Unaudited)              5

          Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended December 31,
           2000 and 1999 (Unaudited)                           6

          Notes to the Condensed Consolidated Financial
           Statements (Unaudited)                         7 - 11

     Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                 11 - 14

     Item 3 - Quantitative and Qualitative Disclosure
               about Market Risk                              14

Part II.     OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K           15 - 16






Part I.  Financial Information
Item 1.  Financial Statements


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)



                                             December 31,
                                                 2000          June 30,
                                              (Unaudited)        2000

        ASSETS

Current assets:
  Cash and cash equivalents                    $ 15,832       $  5,186
  Investments, at amortized cost                    976            946
  Trade receivables                              59,734         73,940
  Income taxes receivable                             -          3,478
  Prepaid cost of product                        13,288         10,645
  Prepaid expenses and other                      9,182          8,980
  Deferred income taxes                             645            825

        Total                                  $ 99,657       $104,000

Property and equipment                         $147,286       $118,749
  Accumulated depreciation                       30,589         25,464
                                               $116,697       $ 93,285

Other assets:
  Intangible assets, net of amortization       $105,347       $109,282
  Computer software, net of amortization          5,676          5,813
  Prepaid cost of product                        10,663          7,694
  Other non-current assets                        1,065          1,008

        Total                                  $122,751       $123,797

        Total assets                             $339,105     $321,082


                                             December 31,
                                                 2000          June 30,
                                              (Unaudited)         2000
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 7,303        $ 9,255
  Short-term borrowings                               -         70,500
  Accrued expenses                                7,850          9,750
  Accrued income taxes                            5,287              -
  Current portion of long-term debt                 123            123
  Deferred revenues                              52,601         61,512

        Total                                  $ 73,164       $151,140

Long-term debt                                      240            320
Deferred revenue                                 13,663          9,945
Deferred income taxes                             6,253          5,132

        Total liabilities                      $ 93,320       $166,537


Stockholders' equity:
  Preferred stock - $1 par value;
    500,000 shares authorized;
    none issued                                       -              -
  Common stock - $0.01 par value;
    250,000,000 shares authorized;
    43,673,805 issued @ 12/31/00
    41,357,852 issued @ 6/30/00                $    437       $    414
  Additional paid-in capital                    114,512         43,753
  Retained earnings                             130,836        110,378

        Total stockholders' equity             $245,785       $154,545

        Total liabilities and
         stockholders' equity                  $339,105       $321,082

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     JACK HENRY & ASSOCIATES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Data)
                             (Unaudited)

                                                 Three Months Ended    Six Months Ended
                                                     December 31,         December 31,

         Revenues:                                  2000        1999         2000           1999

           Software licensing and installation    $24,536    $ 9,074     $  48,048        $20,613

           Maintenance/support and service         32,266     24,204        62,712         44,663

           Hardware sales                          23,930     20,805        46,980         32,234

             Total revenues                       $80,732    $54,083      $157,740        $97,510

         Cost of sales:


         Cost of hardware                          15,635     15,209        31,604         23,306

           Cost of services                        30,330     20,890        56,737         36,214

             Total cost of sales                  $45,965    $36,099     $  88,341        $59,520

         Gross profit                             $34,767    $17,984     $  69,399        $37,990

                                                      43%        33%           44%            39%

         Operating expenses:

         Selling and marketing                      5,743      4,763        13,398          8,195

           Research and development                 2,828      1,879         5,211          3,538

           General and administrative               6,363      4,913        12,269          8,653

             Total operating expenses             $14,934    $11,555    $   30,878        $20,386

         Operating income from continuing
          operations                              $19,833    $ 6,429    $   38,521        $17,604

         Other income (expense):


         Interest  income                             285        168           644            512

           Interest expense                           (96)      (468)         (775)          (574)

           Other, net                                 103        131           304          1,452

             Total other income (expense)         $   292    $  (169)      $   173        $ 1,390


         Income from continuing operations
         before income taxes                      $20,125    $ 6,260       $38,694        $18,994

         Provision for income taxes                 7,245      2,059        13,930          6,254

         Income from continuing operations        $12,880    $ 4,201       $24,764        $12,740

         Loss from discontinued operations              -          -             -           (332)

          Net income                              $12,880    $ 4,201       $24,764        $12,408

         Diluted earnings per share:

           Income from continuing operations      $   .28    $   .10       $   .55        $   .30

           Loss from discontinued operations            -          -             -           (.01)

             Net income                           $   .28    $   .10       $   .55        $   .29

         Diluted weighted average shares
          outstanding                              45,834     42,164        45,189         42,090

        Basic earnings per share:

          Income from continuing operations       $   .30    $   .10       $   .58        $   .31

           Loss from discontinued operations            -          -             -           (.01)

           Net income                             $   .30    $   .10       $   .58        $   .30

       Basic weighted average shares outstanding   43,259     40,707        42,707         40,682





         The accompanying notes are an integral
         part of these condensed consolidated
         financial statements.


            JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                                          Six Months Ended
                                                                            December 31,


                                                                    2000                   1999

Cash flows from operating activities

 Income from continuing operations                               $ 24,764               $ 12,740

 Adjustments to reconcile income from
  continuing operations to cash from
  operating activities

  Depreciation and amortization                                     9,912                  6,927

  Gain on sale of investments                                           -                 (1,105)

  Other                                                               (83)                    36

  Deferred income taxes                                             1,301                      -

  Changes in:

    Trade receivables                                              14,206                  1,760

    Prepaid expenses and other                                     (5,716)                (3,827)

    Accounts payable                                               (1,952)                 5,003

    Accrued expenses                                               (1,900)                (2,400)

    Accrued income taxes                                            8,765                   (684)

    Deferred revenues                                              (5,193)                 3,639



    Net cash from continuing operations                          $ 44,104               $ 22,089



  Cash flows from discontinued operations                        $      -               $    700



  Cash flows from investing activities:

    Capital expenditures                                         $(28,656)              $(10,940)

    Proceeds from sale of investments                                   -                  3,605

    Computer software developed/purchased                            (607)                  (570)

    Payment for acquisitions, net                                       -               $(51,047)

    Other, net                                                        (92)                     -



      Net cash from investing activities                         $(29,355)              $(58,952)



  Cash flows from financing activities:

    Proceeds from issuance of common stock
      upon exercise of stock options                             $  9,861                $ 1,181

    Proceeds from sale of common stock                             60,922                    191

    Short-term borrowings, net                                    (70,500)                37,819

    Principal payments on notes payable                               (80)                     -

    Dividends paid                                                 (4,306)                (3,222)



      Net cash from financing activities                         $ (4,103)              $ 35,969



      Net cash activity for the three months
        ended September 30, 1999-Sys-Tech, Inc.                         -               $    264



    Net increase in cash and cash equivalents                    $ 10,646               $     70



    Cash and cash equivalents at beginning of period                5,186                  3,376



    Cash and cash equivalents at end of period                   $ 15 832               $  3,446


Net cash paid for income taxes was $3,338 and $7,763 for the six months ended December 31, 2000 and 1999, respectively.

The Company paid interest of $1,048 and $260 for the six months ended December 31, 2000 and 1999, respectively.

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

      Comprehensive Income - Comprehensive income for each of the three and six month periods ended December 31, 2000 and 1999, equals the Company's net income.

      Restatement - The consolidated financial statements for the three and six month periods ended December 31, 1999 have been restated to include Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. (collectively referred to as Sys-Tech) which were acquired on June 1, 2000. The acquisitions were accounted for as a pooling of interests and therefore all prior periods have been adjusted to reflect the acquisitions as if they had occurred at the beginning of the earliest period reported.

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


2.  Interim Financial Statements

      The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K for the year ended June 30, 2000.


      In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the three and six month periods then ended.

      The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

3.  Additional Interim Footnote Information

      The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the six months ended December 31, 2000:

Purchase Transactions

      On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. (Symitar). On September 8, 1999, the Company's wholly-owned subsidiary Open Systems Group (OSG), completed the acquisition of BancTec, Inc.'s community banking business. These acquisitions were accounted for by the purchase method of accounting. Accordingly, the accompanying condensed statement of income for the three and six month periods ended December 31, 1999 does not include any revenues and expenses related to these acquisitions prior to the respective closing date. The following unaudited proforma consolidated information is presented as if these acquisitions had occurred as of the beginning of the period presented.

                                       (In Thousands)     (In Thousands)
                                     Three Months Ended  Six Months Ended
                                      December 31, 1999  December 31, 1999

Revenues                             $59,368             $113,475

Income from continuing operations    $ 3,781             $ 11,003

Net income                           $ 3,781             $ 10,671

Diluted earnings per share:

Income from continuing operations    $   .09             $    .26

Net income                           $   .09             $    .25

Secondary Offering

      On August 16, 2000, the Company completed a secondary offering of 1.5 million shares of its common stock at $43.00 per share less a 5% underwriters discount and offering expenses paid by the Company. A portion of the net proceeds of approximately $60,500,000 was used to retire the remaining outstanding short-term borrowings under lines of credit as of that date, and the balance will be used for working capital, capital expenditures, potential future acquisitions and other general corporate purposes.



Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No.133, as amended by SFAS No.137 and SFAS No. 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard was adopted July 1, 2000 and did not have a material impact on the Company's financial position and results of operations.

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

4.  Shares used in computing net income per share:
                                                (In Thousands)
                                 Three Months Ended      Six Months
Ended
                                    December 31,            December
31,

                               1999       2000       2000       1999

Weighted average number of
common shares outstanding -
basic                         43,259      40,707     42,707     40,682

Common stock equivalents       2,575       1,457      2,482      1,408

Weighted average number of
common and common equivalent
shares outstanding - diluted  45,834      42,164     45,189     42,090

      Per share information is based on the weighted average number of common shares outstanding for the three and six month periods ended December 31, 2000 and 1999. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.

5.    Stock Dividend

  On January 29, 2001, the Company's Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend is payable March 2, 2001 to stockholders of record at the close of business on February 15, 2001. The shares presented in the condensed consolidated balance sheets as of December 31 and June 30, 2000, and the number of shares used in the computation of earnings per share in the condensed consolidated statements of income for the three and six months ended December 31, 2000 and 1999, were based on the number of shares outstanding before giving effect to the stock split. On a proforma basis, giving effect to the stock split, outstanding shares and revised earnings per share would have been as follows:


                                           Three Months Ended  Six Months Ended
                                              December 31,       December 31,

                                             2000     1999     2000     1999

     Proforma diluted earnings per share:

       Income from continuing operations   $  .14   $  .05   $  .27   $  .15

       Loss from discontinued operations        -        -        -     (.01)

       Net income per share                $  .14   $  .05   $  .27   $  .14


     Proforma diluted weighted average
     shares outstanding                    91,668   84,328   90,378   84,180

     Proforma basic earnings per share:

       Income from continuing operations   $  .15   $  .05   $  .29   $  .16

       Loss from discontinued operations        -        -        -     (.01)

       Net income per share                $  .15   $  .05   $  .29   $  .15


     Proforma basic weighted average
     shares outstanding                    86,518   81,414   85,414   81,364


     6.  Business Segment Information

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
                                          (In Thousands)
                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,

                                          2000      1999       2000      1999

     Revenues:

     Bank systems and services          $ 69,541   $ 53,702  $139,940   $96,804

     Credit union systems and services    11,191       381     17,800       706


          Total                         $ 80,732   $ 54,083  $157,740   $97,510



     Gross Profit:

     Bank systems and services          $ 30,952   $ 17,916  $ 65,541   $37,764

     Credit union systems and services     3,815         68     3,858       226

          Total                         $ 34,767   $ 17,984  $ 69,399   $37,990


     The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.


     Item 2. - Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

     Background and Overview

           The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or data center installations) for banks and credit unions. The Company also processes ATM and debit card transactions and provides internet banking solutions
     for these financial institutions.   The Company was
     founded in 1976. Its developed proprietary applications software, which operates on IBM computers, is offered under two systems: CIF 20/20(TM) (1), typically for banks with less than $300 million in assets, and the Silverlake System(R) (2), for banks with assets up to $10 billion. Its acquired proprietary applications software for banks and credit unions, which operates in the UNIX and NT client-server environment, operates on various hardware platforms. JHA frequently sells hardware with its software products. It also provides customer support and related services. The Company has over 2,800 banks and credit unions as customers.
     ____________________
          1     CIF 20/20(TM) is a trademark of Jack Henry &
     Associates, Inc.
          2     Silverlake System(R) is a registered trademark
     of Jack Henry & Associates, Inc.


     A detailed discussion of the major components of the results of operations for the three and six month periods ended December 31, 2000, as compared to the same period in the previous year follows:

     Revenues

          Revenues increased 49% to $80,732,000 in the quarter ended December 31, 2000. The increase is primarily due to financial institutions taking delivery of products in this quarter compared to the curtailment of system upgrades in the same quarter last year due to the turn of the century.
      Software licensing and installation increased 170%. Maintenance, support and service revenues increased 33%. Hardware sales increased 15% from last year's quarter.

      Six month revenues this year were $157,740,000, an increase of 62% compared to last year's corresponding period. Software licensing and installation increased
     133%.  Maintenance, support and service revenues increased
     40%.  Hardware sales increased 46%.

      The backlog of sales at December 31, 2000 was $110,750,000 ($44,750,000 In-House and $66,000,000
     Outsourcing). This is up slightly from the June 30, 2000 level, and is consistent with management's expectations for the second quarter. Backlog at January 31 2001 was $116,772,000.


     Cost of Sales

      Cost of sales increased 27% in the second quarter ended
     December 31, 2000. Cost of hardware increased 3%, somewhat less than the 15% increase in hardware revenue.
     Cost of services increased 45%, which is considerably less than the 71% increase in non-hardware revenues.

      Cost of sales increased 48% for the first six months of fiscal year 2001, compared to a 62% increase in revenues. Cost of hardware increased 36%, compared to 46% increase in hardware revenues. Cost of services increased 57%, which is less than the 70% increase in non-hardware revenues.

      For the three and six month periods ended, cost of sales have decreased as a percentage compared to revenue. This is attributable to acquisition costs and continuing to maintain resources for development and installation in the previous year even though financial institutions were delaying system upgrades and installations.

     Gross Profit

      Gross profit increased to $34,767,000 in the second quarter ended December 31, 2000, a 93% increase from last year. The gross margin percentage was 43% of sales compared to 33% in last years 2nd quarter. The increase is primarily due to change in sales mix as software licensing (higher margin sales) increased significantly due to financial institutions taking delivery of products in this quarter compared to the curtailment of system upgrades last year due to the turn of the century.

      The six month gross profit this year increased 83% to $69,399,000. The gross margin percentage for the first six months of fiscal 2001 was 44% of sales, an increase from last years rate of 39%.

     Operating Expenses
      Total operating expenses increased 29%, which is considerably less than the 49% increase in revenue. Selling expenses increased 21%, which supports the increase in revenues and overall growth of the business, while research and development expenses increased 51% related to continued development and refinement of new and existing products. General and administrative expenses increased 30% supporting the overall growth of the Company and its acquisitions.

      Total operating expenses increased 51% in the six months ended December 31, 2000. Selling expenses increased 64%, research and development increased 47% and general and administrative expenses 42% compared to the same period last year.

     Other Income and Expense
      Other income for the quarter ended December 31, 2000 reflects an increase compared to the same period last year. This is primarily due to interest income this year from cash investments, compared to interest expense last year from short-term borrowings.

      Other income for the six months ended December 31, 2000
     reflects a 88% decrease primarily due to the $1,105,000 gain in the first quarter ended September 30, 1999 on sale of stock acquired in the Peerless acquisition.

     Provision for Income Taxes
      The effective tax rate for the three and six month periods ended December 31, 2000 as compared to the same periods in the prior year, reflect the effect of a capital gain partially offset by federal and state tax benefits realized in the prior year.


Net Income

      Net income from continuing operations for the second quarter was $12,880,000, or $.28 per diluted share compared to $4,201,000, or $.10 per diluted share in the same period last year.

      Net income from continuing operations for the six months ended December 31, 2000 was $24,764,000, or $.55 per diluted share. This is an increase of 94% compared to $12,740,000 or $.30 per diluted share during the same period last year.

Discontinued Operations

      The Company incurred a $332,000 loss from discontinued operations for the six months ended December 31, 1999 due to the sale of the Bankvision subsidiary on September 7, 1999. There was no loss from discontinued operations for the six months ended December 31, 2000.

Business Segment Discussion

      Revenues in the bank systems and services business segment increased from $53,702,000 in the second quarter of 1999 to $69,541,000, or 30%, in the current second quarter. Gross profit in the bank systems and services business segment increased from $17,916,000 in the second quarter of 1999 to $30,952,000, or 73% in the current second quarter. Gross margins increased from 33% in the second quarter of 1999 to 45% in the current second quarter.

      Revenues in the credit union systems and services business segment increased from $381,000 in the second quarter of 1999 to $11,191,000 in the current second quarter. Revenue growth was derived from Symitar Systems, Inc., which was acquired on June 7, 2000. Gross profit in this business segment increased from $68,000 in the second quarter of 1999 to $3,815,000 in the current second quarter.

      Revenues in the bank systems and services business segment increased from $96,804,000 in the six months ended December 31, 1999 to $139,940,000 for the six months ended December 31, 2000. Gross profit in the bank systems and services business segment increased from $37,764,000 in the six months ended December 31, 1999 to $65,541,000 for the six months ended December 31, 2000.

      Revenues in the credit union systems and services business segment increased from $706,000 in the six months ended December 31, 1999 to $17,800,000 in the six months ended December 31, 2000.
Gross profit in the bank systems services business segment increased from $226,000 in six months ended December 31, 1999 to $3,858,000 for in the six months ended December 31, 2000.

FINANCIAL CONDITION

Liquidity

      The Company's cash and cash equivalents and investments increased to $15,832,000 at December 31, 2000, from $5,186,000 at
June 30, 2000. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 2000.

      JHA has available credit lines totaling $58,000,000, although the Company expects additional borrowing to be minimal during fiscal year 2001. The Company currently has no short-term obligations outstanding. Short-term borrowings were all retired with the proceeds from the secondary offering on August 16, 2000.


Capital Requirements and Resources

      JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $28,656,000 for the six months ended December 31, 2000, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA, excluding acquisition costs, could exceed $50,000,000 for the fiscal year 2001.

      The Company paid a $.05 per share cash dividend on December 5, 2000 to stockholders of record as of November 21, 2000. In addition, the Company's Board of Directors, subsequent to December 31, 2000, declared a quarter cash dividend of $.06 per share on its common stock payable March 1, 2001, to stockholders of record as of February 14, 2001. This will be funded from operations. Further, the Company's Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 split, to be paid March 2, 2001 to stockholders of record on February 15, 2001.

Forward Looking statements

      The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to update any forward-looking statements.

Conclusion

      JHA's results of operations and its financial position continued to be favorable during the three and six month periods ended December 31, 2000. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products to the markets it serves.


Item 3.  Quantitative and qualitative Disclosure about Market Risk

      Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers, interest risk on investments in U.S. government securities and long-term debt. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse affect on our consolidated financial position or results of operations.


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)                       STATE OF DELAWARE
                     CERTIFICATE OF AMENDMENT OF
                     CERTIFICATE OF INCORPORATION


      FIRST: That at a meeting of the Board of Directors of Jack Henry & Associates, Inc., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and requesting that the stockholders consider same. The resolution setting forth the proposed amendment is as follows:

      "RESOLVED, that the Certificate of Incorporation of this corporation be amended as follows:

      Article 5.1 shall be deleted in its entirety and the following substituted in lieu thereof:

            "5.1: The total number of shares which the Corporation shall have authority to issue is 250,500,000 shares, which shall consist of two classes. One class, designated "common stock," shall consist of 250,000,000 shares, each of which shall have a par value of $.01 per share. The other class, designated "preferred stock," shall consist of 500,000 shares, each of which shall have a par value of $1.00 per share."

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

      IN WITNESS WHEREOF, said Jack Henry & Associates, Inc. has caused this certificate to be signed by Michael R. Wallace, its President, and Janet E. Gray, its Secretary, this 31st day of
October, A.D., 2000.


                                    By:    /s/ Michael R. Wallace
                                           Michael R. Wallace, President



                                    Attest:/s/ Janet E. Gray
                                           Janet E. Gray, Secretary



(b) On January 18, 2001, the Company filed a Current Report on Form 8-K to announce the resignation of Michael R. Wallace as President, Chief Operating Officer and director of Jack Henry & Associates, Inc., effective January 18, 2001. The Board of Directors appointed former Chief Financial Officer, Terry W. Thompson to serve as President and Chief Operating Officer of the Company effective January 18, 2001. Former Controller Kevin D. Williams was appointed Chief Financial Officer and Treasurer, effective January 18, 2001.




                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                          JACK HENRY & ASSOCIATES, INC.


Date: February 14, 2001                       /s/ Michael E. Henry
                                              Michael E. Henry
                                              Chairman of the Board
                                              Chief Executive Officer


Date: February 14, 2001                       /s/ Kevin D. Williams
                                              Kevin D. Williams
                                              Chief Financial Officer