Form 10-Q
period 2001-03-31
HENRY JACK & ASSOCIATES INC
filed 2001-05-14
CIK 779152

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

 (Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                      OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _______________

 Commission file number 0-14112

                         JACK HENRY & ASSOCIATES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    43-1128385
  ----------------------------                        ---------------
  (State or other jurisdiction                        I.R.S. Employer
       of incorporation)                            Identification No.)

               663 Highway 60, P. O. Box 807, Monett, MO  65708
               ------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

                            Yes [ x ]   No [   ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at April 30, 2001
 ----------------------------               -----------------------------
 Common Stock, $.01 par value                       88,465,849

                       JACK HENRY & ASSOCIATES, INC.

                                 CONTENTS

                                                                 Page No.
                                                                 --------
 PART I.       FINANCIAL INFORMATION

      Item I - Financial Statements

           Condensed Consolidated Balance Sheets -
            March 31, 2001, (Unaudited) and June 30, 2000            3

           Condensed Consolidated Statements of
            Income for the Three and Nine Months Ended
            March 31, 2001 and 2000 (Unaudited)                      5

           Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended March 31,
            2001 and 2000 (Unaudited)                                6

           Notes to the Condensed Consolidated Financial
            Statements (Unaudited)                                 7 - 10

      Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition                                         10 - 13

      Item 3 - Quantitative and Qualitative Disclosure
                about Market Risk                                   13


 Part II.      OTHER INFORMATION

      Item 5 - Other information                                  13 - 14

      Item 6 - Exhibits and Reports on Form 8-K                     14

 Part I.  Financial Information
 Item 1.  Financial Statements


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)


                                                March 31,
                                                  2001          June 30,
                                               (Unaudited)        2000
                                                 -------        -------
         ASSETS
         ------
 Current assets:
   Cash and cash equivalents                    $ 25,145       $  5,186
   Investments, at amortized cost                    990            946
   Trade receivables                              62,347         73,940
   Income taxes receivable                             -          3,478
   Prepaid cost of product                        15,661         10,645
   Prepaid expenses and other                      9,581          8,980
   Deferred income taxes                             720            825
                                                 -------        -------
         Total                                  $114,444       $104,000

 Property and equipment                         $161,007       $118,749
   Accumulated depreciation                       34,022         25,464
                                                 -------        -------
                                                $126,985       $ 93,285

 Other assets:
   Intangible assets, net of amortization       $103,368       $109,282
   Computer software, net of amortization          5,686          5,813
   Prepaid cost of product                        12,461          7,694
   Other non-current assets                        1,058          1,008
                                                 -------        -------
         Total                                  $122,573       $123,797
                                                 -------        -------
         Total assets                           $364,002       $321,082
                                                 =======        =======

                                                March 31,
                                                  2001          June 30,
                                               (Unaudited)       2000
                                                 -------        -------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
 Current liabilities:
   Accounts payable                              $ 9,474        $ 9,255
   Short-term borrowings                               -         70,500
   Accrued expenses                                7,423          9,750
   Accrued income taxes                           12,706              -
   Current portion of long-term debt                  85            123
   Deferred revenues                              49,030         61,512
                                                 -------        -------
         Total                                  $ 78,718       $151,140

 Long-term debt                                      251            320
 Deferred revenue                                 16,257          9,945
 Deferred income taxes                             7,677          5,132
                                                 -------        -------
         Total liabilities                      $102,903       $166,537


 Stockholders' equity:
   Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                       -              -
   Common stock - $0.01 par value;
     250,000,000 shares authorized;
     88,239,384 issued @ 03/31/01
     41,357,852 issued @ 6/30/00                $    882       $    414
   Additional paid-in capital                    116,689         43,753
   Retained earnings                             143,528        110,378
                                                 -------        -------
         Total stockholders' equity             $261,099       $154,545
                                                 -------        -------
         Total liabilities and
          stockholders' equity                  $364,002       $321,082
                                                 =======        =======

       The accompanying notes are an integral part of these condensed consolidated financial statements.


                        JACK HENRY & ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                   March 31,              March  31,
                                                2001       2000       2001        2000
                                               ------     ------     -------    -------
 Revenues:
   Software licensing and installation        $26,233    $15,275    $ 74,281   $ 35,888
   Maintenance/support and service             34,221     25,148      96,933     69,812
   Hardware sales                              32,357     17,998      79,337     50,231
                                               ------     ------     -------    -------
     Total revenues                           $92,811    $58,421    $250,551   $155,931

 Cost of sales:
   Cost of hardware                            22,962     12,615      54,566     35,920
   Cost of services                            30,167     18,650      86,904     54,865
                                               ------     ------     -------    -------
     Total cost of sales                      $53,129    $31,265    $141,470   $ 90,785
                                               ------     ------     -------    -------
 Gross profit                                 $39,682    $27,156    $109,081   $ 65,146
                                                  43%        46%         44%        42%
 Operating expenses:
   Selling and marketing                        7,328      4,326      20,726     12,514
   Research and development                     2,883      2,242       8,095      5,780
   General and administrative                   6,115      5,033      18,384     13,692
                                               ------     ------     -------    -------
     Total operating expenses                 $16,326    $11,601    $ 47,205   $ 31,986
                                               ------     ------     -------    -------
 Operating income from continuing operations  $23,356    $15,555    $ 61,876   $ 33,160

 Other income (expense):
   Interest  income                               381        223       1,025        738
   Interest expense                               (74)      (567)       (848)    (1,143)
   Other, net                                     303        179         607      1,629
                                               ------     ------     -------    -------
     Total other income (expense)             $   610    $  (165)   $    784   $  1,224
                                               ------     ------     -------    -------
 Income from continuing
   operations before income taxes             $23,966    $15,390    $ 62,660   $ 34,384

 Provision for income taxes                     8,628      5,214      22,558     11,468
                                               ------     ------     -------    -------
 Income from continuing operations            $15,338    $10,176    $ 40,102   $ 22,916
 Loss from discontinued operations                  -          -           -       (332)
                                               ------     ------     -------    -------
   Net income                                 $15,338    $10,176    $ 40,102   $ 22,584
                                               ======     ======     =======    =======
 Diluted earnings per share:
   Income from continuing operations          $   .17    $   .12    $    .44   $    .27
   Loss from discontinued operations                -          -           -          -
                                               ------     ------     -------    -------
     Net income                               $   .17    $   .12    $    .44   $    .27
                                               ======     ======     =======    =======
 Diluted weighted average shares outstanding   91,966     85,699      90,908     84,687
                                               ======     ======     =======    =======
 Basic earnings per share:
   Income from continuing  operations         $   .17    $   .12    $    .46   $    .28
   Loss from discontinued operations                -          -           -       (.01)
                                               ------     ------     -------    -------
     Net income                               $   .17    $   .12    $    .46   $    .27
                                               ======     ======     =======    =======
 Basic weighted average shares outstanding     87,935     81,900      86,254     81,542
                                               ======     ======     =======    =======


       The accompanying notes are an integral part of these condensed consolidated financial statements.

          JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)


                                                   Nine Months Ended
                                                        March 31,
                                                 ----------------------
                                                  2001           2000
                                                 -------        -------
 Cash flows from operating activities
  Income from continuing operations             $ 40,102       $ 22,916
  Adjustments to reconcile income from
     continuing operations to cash from
     operating activities:
   Depreciation and amortization                  15,668         10,662
   Gain on sale of investments                         -         (1,105)
   Other                                             (13)             4
   Deferred income taxes                           2,650              -
   Changes in:
     Trade receivables                            11,593         21,723
     Prepaid expenses and other                  (10,291)        (6,885)
     Accounts payable                                219          1,370
     Accrued expenses                             (2,327)        (2,966)
     Accrued income taxes                         16,184          2,900
     Deferred revenues                            (6,170)        (7,047)
                                                 -------        -------
     Net cash from continuing operations        $ 67,615       $ 41,572

   Cash flows from discontinued operations      $      -       $    700

   Cash flows from investing activities:
     Capital expenditures                       $(42,380)      $(18,733)
     Proceeds from maturity of investments             -          5,668
     Proceeds from sale of investments                 -          3,605
     Proceeds from note receivable                   250              -
     Advances on note receivable                    (350)             -
     Computer software developed/purchased          (960)          (632)
     Payment for acquisitions, net                     -       $(51,215)
     Other, net                                      (60)           216
                                                 -------        -------
       Net cash from investing activities       $(43,500)      $(61,091)

   Cash flows from financing activities:
     Proceeds from issuance of common stock
       upon exercise of stock options           $ 12,274       $  3,700
     Proceeds from sale of common stock           61,130            325
     Short-term borrowings, net                  (70,500)        29,456
     Principal payments on notes payable            (108)           (28)
     Dividends paid                               (6,952)        (5,249)
                                                 -------        -------
       Net cash from financing activities       $ (4,156)      $ 28,204
                                                 -------        -------
       Net cash activity for the three months
         ended September 30, 1999-Sys-Tech, Inc.       -       $    264
                                                 -------        -------
     Net increase in cash and cash equivalents  $ 19,959        $ 9,649

     Cash and cash equivalents
       at beginning of period                      5,186          3,376
                                                 -------        -------
     Cash and cash equivalents
       at end of period                         $ 25,145       $ 13,025
                                                 =======        =======

 Net cash paid for income taxes was $5,138 and $9,061 for the nine months ended March 31, 2001 and 2000, respectively.

 The Company paid interest of $1,081 and $793 for the nine months ended March 31, 2001 and 2000, respectively.


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 1.  Summary of Significant Accounting Policies

      Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed or acquired several banking and credit union software systems. The Company markets these systems to financial institutions in the United States along with the computer equipment (hardware), and provides the conversion and software customization services necessary for a financial institution to install a JHA software system. The institution can elect to have this system in-house or outsourced through one of the Company's service bureau locations which provides continuing support and maintenance services to customers using the system. The Company also processes ATM and debit card transactions and provides internet banking solutions for financial institutions in the U.S.

      Consolidation - The consolidated financial statements include the accounts of JHA and its wholly-owned subsidiaries. All significant
 intercompany  accounts  and  transactions   have  been  eliminated  in   the
 consolidation.

      Comprehensive Income - Comprehensive income for each of the three and nine month periods ended March 31, 2001 and 2000, equals the Company's net income.

      Restatement - The consolidated financial statements for the three and nine month periods ended March 31, 2000 have been restated to include Sys-Tech, Inc. of Kansas and Big Sky Marketing, Inc. (collectively referred to as Sys-Tech) which were acquired on June 1, 2000. The acquisitions were accounted for as a pooling of interests and therefore all prior periods have been adjusted to reflect the acquisitions as if they had occurred at the beginning of the earliest period reported.

      Common Stock Split - On January 29, 2001, the Company's Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend was paid March 2, 2001 to stockholders of record at the close of business on February 15, 2001. All per share and shares outstanding data in the consolidated statements of income and the notes to the consolidated financial statements have been retroactively restated to reflect the stock split.

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

      In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three and nine month periods then ended.

      The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


 3.  Additional Interim Footnote Information

      The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the nine months ended March 31, 2001:

 Purchase Transactions

      On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. (Symitar). On September 8, 1999, the Company's wholly-owned subsidiary Open Systems Group (OSG), completed the acquisition of BancTec, Inc.'s community banking business. These acquisitions were accounted for by the purchase method of accounting. Accordingly, the accompanying condensed statement of income for the three and nine month periods ended March 31, 2000 does not include any revenues and expenses related to these acquisitions prior to the respective closing date. The following unaudited proforma consolidated information is presented as if these acquisitions had occurred as of the beginning of the period presented.

                                       (In Thousands)       (In Thousands)
                                     Three Months Ended    Nine Months Ended
                                       March 31, 2000        March 31, 2000


    Revenues                              $ 65,422              $178,897
                                           -------               -------

    Income from continuing operations     $ 10,877              $ 21,880
                                           -------               -------

    Net income                            $ 10,877              $ 21,548
                                           =======               =======

    Diluted earnings per share:

      Income from continuing operations   $    .13           $    .26
                                           =======               =======

      Net income                          $    .13           $    .25
                                           =======               =======


 Secondary Offering

      On August 16, 2000, the Company completed a secondary offering of 3.0 million shares (split adjusted) of its common stock at $21.50 per share less a 5% underwriters discount and offering expenses paid by the Company. Of the net proceeds of approximately $60,500,000, a portion was used to retire the remaining outstanding short-term borrowings under lines of credit as of that date, and the balance will be used for working capital, capital expenditures, potential future acquisitions and other general corporate purposes.

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


 4.  Shares used in computing net income per share:


                                               (In Thousands)
                                   Three Months Ended    Nine Months Ended
                                        March 31,              March 31,
                                    ----------------     ----------------
                                     2001      2000       2001      2000
                                    ------    ------     ------    ------
      Weighted average number
      of common shares
      outstanding - basic           87,935    81,900     86,254    81,542

      Common stock equivalents       4,031     3,799      4,654     3,145
                                    ------    ------     ------    ------
      Weighted average number
      of common and common
      equivalent shares
      outstanding - diluted         91,966    85,699     90,908    84,687
                                    ======    ======     ======    ======

      Per share information is based on the weighted average number of common shares outstanding for the three and nine month periods ended March 31, 2001 and 2000. Stock options have been included in the calculation of income per share to the extent they are dilutive. The reconciling item from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


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


                                              (In Thousands)
                                 Three Months Ended    Nine Months Ended
                                    March 31,              March 31,
                                -----------------     ------------------
                                 2001        2000       2001      2000
                                -------    -------    -------    -------
   Revenues:

   Bank systems and services   $ 78,662   $ 58,104   $218,602   $154,908
   Credit union systems
      and services               14,149        317     31,949      1,023
                                -------    -------    -------    -------
        Total                  $ 92,811   $ 58,421   $250,551   $155,931
                                =======    =======    =======    =======
   Gross Profit:

   Bank systems and services   $ 35,879   $ 27,037   $101,420   $ 64,801
   Credit union systems
     and services                 3,803        119      7,661        345
                                -------    -------    -------    -------
        Total                  $ 39,682   $ 27,156   $109,081   $ 65,146
                                =======    =======    =======    =======


 The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.


 Item 2. -  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition


 RESULTS OF OPERATIONS

 Background and Overview

      The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company also processes ATM and debit card transactions and provides internet banking solutions for these financial institutions. The Company was founded in 1976. Its developed proprietary applications software for IBM AS/400 computers is offered under two systems: CIF 20/20[TM](1), typically for banks with less than $400 million in assets, and the Silverlake System[R](2), for banks with assets up to $10 billion. The Company also has acquired proprietary software for banks and credit unions, which operate on various hardware platforms in the UNIX and NT client-server environments. JHA frequently sells hardware with its software products. It also provides installation, customer support and related services. The Company has over 2,800 banks and credit unions as customers.

 A detailed discussion of the major components of the results of operations for the three and nine month periods ended March 31, 2001, as compared to the same period in the previous year follows:

 Revenues

      Revenues increased 59% to $92,811,000 in the quarter ended March 31, 2001 from the prior year third quarter. Software licensing and installation increased 72% and maintenance, support and service revenues increased 36% over the same period. The non-hardware growth is attributable to the demand for complementary products and growth from acquired operations. Hardware sales were especially strong in the third quarter primarily due to increasing demand for imaging solutions and from sale of computers and other equipment to credit unions. Hardware sales increased 80% to 32,357,000, accounting for 35% of total revenues compared to 17,998,000 and 31% of revenues in the third quarter of 2000.

      (1) CIF 20/20[TM] is a trademark of Jack Henry & Associates, Inc.

      (2) Silverlake System[R] is a registered trademark of Jack Henry & Associates, Inc.

 Nine month revenues this year were $250,551,000, an increase of 61% compared to last year's corresponding period. Software licensing and installation increased 107%. Maintenance, support and service revenues increased 39%. Hardware sales increased 58%, compared to last year.

 The backlog of  sales at March  31, 2001 was  $124,048,000 ($50,872,000  In-
 House and $73,176,000 Outsourcing). This is up 19% from the June 30, 2000 level, and is consistent with management's expectations for the third quarter. Backlog at April 30, 2001 was $123,794,000 ($48,211,000 In-House
 and $75,583,000 Outsourcing).


 Cost of Sales

 Cost of  sales increased  70% in  the  third quarter  ended March  31,  2001 compared to the prior year third quarter. Cost of hardware increased 82%, compared to the 80% increase in hardware revenue. Cost of services increased 62% primarily due to acquisitions and the significant increase in outsourcing and other services provided compared with a 50% increase in non-hardware revenues.

 Cost of sales increased 56%  for the first nine  months of fiscal year  2001 compared to the prior year nine months. Cost of hardware increased 52%, compared to 58% increase in hardware revenues. Cost of services increased 58%, compared to the 62% increase in non-hardware revenues.

 Gross Profit

 Gross profit increased to $39,682,000 in the third quarter ended March 31, 2001, a 46% increase from last year. The gross profit percentage was 43% of sales compared to 46% last year, primarily reflecting increased hardware sales as a percentage of total revenue.

 The nine month gross profit this year increased 67% compared to the prior year nine months to $109,081,000. The gross profit percentage for the first nine months of fiscal 2001 was 44% of sales, compared to last years rate of 42%.

 Gross profit percentage varies widely within each area of revenue, with software licensing carrying the highest margin, followed by maintenance/support and services and hardware sales carrying a significant lower margin. This is reflected by the gross profit percentage in the current quarter in which hardware sales represented 35% of total revenue compared to 31% in the same quarter last year.

 Operating Expenses

 Total operating expenses increased 41%, from last year's third quarter. Selling expenses increased 69%, research and development expenses increased 29% and general and administrative expenses increased 21%.

 Total operating expenses increased 48% in the nine months ended March 31, 2001 from the prior year first nine months. Selling expenses increased 66%, research and development increased 40% and general and administrative expenses 34% compared to the same period last year. Operating expenses increased due to higher overhead from acquisitions, overall growth, continued development and refinement of new and existing products and higher commissions generated on stronger sales.

 Other Income and Expense
 Other income for the quarter ended March 31, 2001 reflects an increase compared to the same period last year. This is primarily due to interest income this year from cash investments, compared to interest expense last year from short-term borrowings.

 Other income for the nine months ended March 31, 2001 reflects a 36% decrease primarily due to the one-time $1,105,000 gain on sale of stock acquired in the Peerless acquisition in the first quarter ended September 30, 1999.


 Provision for Income Taxes

 The effective tax rate for the nine months ended March 31, 2001 as compared to the same period in the prior year, reflects the effect of a capital gain partially offset by federal and state tax benefits realized in the prior year.


 Net Income

 Net income from continuing operations for the third quarter was $15,338,000, or $.17 per diluted share. This is an increase of 51% compared to $10,176,000, or $.12 per diluted share in the same period last year.

 Net income from continuing operations for the nine months ended March 31, 2001 was $40,102,000, or $.44 per diluted share. This is an increase of 75% compared to $22,916,000 or $.27 per diluted share during the same period last year.

 Discontinued Operations

 The Company incurred a $332,000 loss from discontinued operations for the nine months ended March 31, 2000 due to the sale of the Bankvision subsidiary on September 7, 1999. There was no loss from discontinued operations for the nine months ended March 31, 2001.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased from $58,104,000 in the third quarter of 2000 to $78,662,000, or 35%, in the quarter ended march 31, 2001. Gross profit in this business segment increased from $27,037,000 in the third quarter of 2000 to $35,879,000, or 33% in the quarter ended march 31, 2001.

 Revenues in the credit union systems and services business segment increased from $317,000 in the third quarter of 2000 to $14,149,000 in the quarter ended March 31, 2001. Revenue growth was derived from Symitar Systems, Inc., which was acquired on June 7, 2000. Gross profit in this business segment increased from $119,000 in the third quarter of 2000 to $3,803,000 in the quarter ended march 31, 2001.

 Revenues in the bank systems and services business segment increased from $154,908,000 in the nine months ended March 31, 2000 to $218,602,000 for the nine months ended March 31, 2001. Gross profit in this business segment increased from $64,801,000 in the nine months ended March 31, 2000 to $101,420,000 for the nine months ended March 31, 2001.

 Revenues in the credit union systems and services business segment increased from $1,023,000 in the nine months ended March 31, 2000 to $31,949,000 in the nine months ended March 31, 2001. Gross profit in this segment increased from $345,000 in nine months ended March 31, 2000 to $7,661,000 for in the nine months ended March 31, 2001.
 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents and investments increased to $25,145,000 at March 31, 2001, from $5,186,000 at June 30, 2000. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 2000 and December 31, 2000.

 JHA has available credit lines totaling $58,000,000, although the Company expects additional borrowing to be minimal during fiscal year 2001. The Company currently has no short-term obligations outstanding. Short-term borrowings were all retired with a portion of the proceeds from the secondary offering on August 16, 2000.

 Capital Requirements and Resources

 JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $42,380,000 for the nine months ended March 31, 2001, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA, excluding acquisition costs, could exceed $55,000,000 for the fiscal year 2001.

 The Company paid a $.03 per share cash dividend on March 1, 2001 to stockholders of record as of February 14, 2001. Subsequent to March 31, 2001, the Company's Board of Directors declared a quarterly cash dividend of $.03 per share on its common stock payable May 18, 2001, to stockholders of record as of May 3, 2001. This will be funded from operations.

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

 Conclusion

 JHA's results of operations and its financial position continued to be favorable during the three and nine month periods ended March 31, 2001. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products to the markets it serves.


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


 PART II. OTHER INFORMATION


 Item 5.  Other Information

 On May 7, 2001 the Company issued a press release announcing that the Board of Directors had promoted Jack Prim to the position of Chief Operating Officer of the corporation. His prior position was General Manager of the E-Services Division. Terry Thompson, who formerly held the title of Chief Operating Officer, continues as President. Also, Ed Rhea was promoted to Vice President and remains National Sales Manager. Both promotions are to be effective July 1, 2001.


 Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit

      99.1 Press Release dated May 7, 2001 announcing the promotion of Jack Prim to Chief Operating Officer and Ed Rhea to Vice President.

       (b) Reports on Form 8-K

 On January 18, 2001, the Company filed a Current Report on Form 8-K to announce the resignation of Michael R. Wallace as President, Chief Operating Officer and director, and the appointment former Chief Financial Officer, Terry W. Thompson to serve as President and Chief Operating Officer of the Company effective January 18, 2001. Former Controller Kevin D. Williams was appointed Chief Financial Officer and Treasurer, effective January 18, 2001.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                             JACK HENRY & ASSOCIATES, INC.


 Date: May 14, 2001                          /s/ Michael E. Henry
       ------------                          --------------------
                                             Michael E. Henry
                                             Chairman of the Board
                                             Chief Executive Officer


 Date: May 14, 2001                          /s/ Kevin D. Williams
       ------------                          ---------------------
                                             Kevin D. Williams
                                             Chief Financial Officer