Form 10-K
period 2001-06-30
HENRY JACK & ASSOCIATES INC
filed 2001-09-25
CIK 779152

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K
      (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2001

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

                          Commission Number 0-14112

                        JACK HENRY & ASSOCIATES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   43-1128385
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

               663 Highway 60, P. O. Box 807, Monett, MO  65708
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (417) 235-6652

        Securities registered pursuant to Section 12(b) of the Act:

                                     None
        -----------------------------------------------------------
        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($.01 par value)
                        -----------------------------
                               (Title of Class)

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

 As of August 24, 2001, Registrant had 89,043,335 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of registrant was $2,271,050,259 (based on the average of the reported high and low sales prices on NASDAQ on such date).


                     DOCUMENTS INCORPORATED BY REFERENCE

 Certain sections of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 and of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders, as described in the Footnotes to the Table of Contents included herewith, are incorporated herein by reference into Parts II and III of this Report.

                              TABLE OF CONTENTS

                                                                      PAGE
                                                                   REFERENCE
                                                                      (1)
                                                                   ---------

 ITEM 1.    BUSINESS .............................................        3

 ITEM 3.    LEGAL PROCEEDINGS ....................................       12

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...       12

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..................................       13

 ITEM 6.    SELECTED FINANCIAL DATA ..............................       14

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..................       15

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK ....................................       18

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA (2) .............................................       19

 ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .............................       37

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (3)       37

 ITEM 11.   EXECUTIVE COMPENSATION (4) ...........................       37

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT (5) .......................................       37

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........       37

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K .............................................       37



(1) Certain information is incorporated by reference, as indicated below, from the Annual Report to Stockholders for the fiscal year ended June 30, 2001 (the "Annual Report") and the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement (the "Proxy Statement").

(2) Annual Report, page 20 under the section entitled "Quarterly Financial Information."

(3) Proxy Statement sections entitled "Election of Directors" and "Executive Officers and Significant Employees."

(4) Proxy Statement sections entitled "Executive Compensation", "Compensation Committee Report", "Audit Committee Report" and "Company Performance."

(5) Proxy   Statement  sections   entitled  "Stock   Ownership   of   Certain
    Stockholders" and "Election of Directors."

                                    PART I

 Item 1.   Business

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems to banks with under $10.0 billion of total assets, credit unions and other financial institutions in the United States. We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer interaction processes. We believe our solutions enable our customers to provide better service to their customers and compete more effectively against larger banks and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion, hardware and software installation and software customization for the implementation of our systems and applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide outsourcing services through eight data centers and 14 item processing centers located across the United States.

 Our gross revenue has grown from $126.3 million in fiscal 1997 to $345.5 million in fiscal 2001, representing a compound annual growth rate over this five-year period of 29.6%. Net income from continuing operations has grown from $18.5 million in fiscal 1997 to $55.6 million in fiscal 2001, a compound annual growth rate of 32%.

 Industry Background
 According to the Automation in Banking 2001 report, all financial institutions, including commercial banks, thrifts and credit unions in the United States, increased spending on hardware, software, services and telecommunications to $38.3 billion in 2000 from $27.2 billion in 1996, representing a compound annual growth rate of 11.4%. An industry survey shows that 93% of financial institutions believe upgrading technology is the most important issue to their continued success. We believe that the market opportunity for providers of hardware and software systems, maintenance, support and related outsourcing services targeted toward community banks and credit unions will continue to grow as a result of the competitive pressure on financial institutions.

 There are approximately 8,300 commercial banks and 10,500 credit unions in the United States. Our primary market has historically been commercial banks with less than $10.0 billion in assets, of which there were approximately 8,200 at December 31, 2000. As of December 31, 2000, banks with under $10.0 billion in assets had aggregate assets of approximately $1.9 trillion. Consolidation within the financial services industry has resulted in a 3.7% compound annual decline in the population of community banks and a 1.4% compound annual decline in their aggregate assets between 1995 and 2000. We also serve credit unions in the United States. These are cooperative, not-for-profit financial institutions organized to promote savings and provide credit to their members. As of December 31, 2000, there were 10,538 federally insured credit unions in the United States. Although the number of these credit unions has declined at a 2.6% compound annual rate between 1995 and 2000, their aggregate assets have increased at a 7.3% compound annual rate to $449.8 billion in 2000.

 We believe that community/regional banks and credit unions play an important role with the geographic and demographic communities and customers they serve. Typically, customers of these banks and credit unions rely on these financial institutions because of their ability to provide personalized, relationship-based service and their focus on local community and business needs. We believe these core strengths will allow community/regional banks and credit unions to effectively compete with larger banks and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe these banks and credit unions must continue to:

      *    focus on their primary products and services;

      *    respond rapidly to customer demand for new products and services;

      * implement advanced technologies, such as Imaging and Internet banking;

      * use advanced technologies in back-office operations to improve operating efficiency and control costs while increasing service and lowering costs to their customers; and

      * integrate products and services into their core service offerings and data processing infrastructure, to provide the same wide range of services as are offered by larger banks.


 In 2000, approximately 59% of commercial banks utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided systems services on an outsourced basis for the remaining 41% of banks. Since the mid-1980s, banks have tended to shift their data processing requirements in-house from outsourcing such functions to third-party data centers. Of the community banks in the United States with in-house installations, approximately 53%, 21%, and 7% utilize IBM, Unisys and NCR hardware, respectively. No other specific hardware platform had more than a 5% share of the market.

 The Internet continues to become a more powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment, bill presentment and other services for individuals, and cash management and other services for the commercial customers of financial institutions. Financial institutions provide Internet banking solutions to retain customers, attract new customers, reduce operating costs, and gain non-interest sources of revenue. According to industry sources, approximately 30% of banks in the United States offer Internet banking. We believe that community/regional financial institutions risk losing customers to larger or alternative financial institutions if they do not offer competitive Internet banking services.

 Our Solution
 We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information technology and data processing needs of financial institutions. Our business derives revenues from three primary sources:

      *    software licensing and installation services;

      *    support and services; and

      *    hardware sales.

 We develop software applications designed primarily for use on hardware supporting the IBM OS/400 and UNIX/NT operating systems. Our product and service offerings are centered on four proprietary software applications, each comprising the core data processing and information management functions of a commercial bank or credit union. Key functions of each of our core software applications include deposits, loans, and general ledger. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. Our core proprietary software applications are:

      * Silverlake System[R], which operates on the IBM AS/400 and is used primarily by banks with total assets up to $10.0 billion;

      *    CIF 20/20[TM],   which  operates on  the IBM  AS/400 and  is  used
           primarily by banks with total assets up to $300.0 million;

      *    Core Director[TM],    which  operates  on  hardware  supporting  a
           UNIX/NT environment and is used by banks employing client-server technology; and

      *    Symitar System[TM],   which  operates on  the IBM  RS/6000 with  a
           UNIX/NT operating system and is used by credit unions.

 To complement our core software applications, we provide a variety of complementary products and services for use on an in-house or an outsourced basis by community/regional financial institutions.

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

      * Rapidly Deploy New Products and Services. Once a financial institution has implemented our core software, either in-house or on an outsourced basis, we can quickly and efficiently install additional applications and functions. This allows our customers to rapidly deploy new products and services.

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

      * Continue to Expand Our Product and Service Offerings. We continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advances and the changing requirements of our clients. For example, we offer a turn-key Internet banking solution that enables financial institutions to rapidly deploy sophisticated new products and services. Our integrated solutions enable our customers to offer competitive services relative to larger banks and alternative financial institutions. We intend to continue to expand our range of Internet banking and other products and services as well as provide additional services such as network services and computer facilities design.

      * Expand Our Existing Customer Relationships. We seek to increase the information technology products and services we provide to those customers that do not utilize our full range of products and services. In this way, we are able to increase revenues from current customers with minimal additional sales and marketing expenses.

      * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2001, we had over 2,800 customers, up from 1,240 in 1996.

      *    Build Recurring Revenue.  We  enter into contracts with  customers to provide services that meet their information technology  needs.
            We provide ongoing software maintenance  and support for our  in-
           house customers.  Additionally, we provide data processing for our outsourcing customers and ATM transaction switching services, both on contracts that typically extend for periods of five years.

      * Maximize Economies of Scale. We strive to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

      * Attract and Retain Capable Employees. We believe that attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees, a strategy that we believe has resulted in low employee turnover. In addition, we selectively use employee stock options to serve as a strong incentive and retention tool.

 Our Acquisitions
 To complement and accelerate our internal growth, we selectively acquire companies that provide us with one or more of the following:

      *    new customers;

      *    products and services to complement our existing offerings;

      *    additional outsourcing capabilities; and

      *    entry into new markets related to financial institutions.


 When evaluating acquisition opportunities, we focus on companies with a strong employee base and management team and excellent customer
 relationships.    Since  fiscal  1995,  we  have  completed  the   following
 acquisitions:

 Fiscal
  Year    Company                       Products and Services
  ----    -------                       ---------------------
  2000    Symitar                       Data processing systems and services
                                        for credit unions
  2000    Sys-Tech                      Uninterruptible power supply systems
                                        and computer facilities design
  2000    BancData Systems              Outsourcing services
  2000    Open Systems Group            UNIX/NT-based data processing
                                        systems for banks
  1999    Peerless Group                Data processing systems for banks
                                        and credit unions
  1999    Digital Data Services         Outsourcing services
  1999    Hewlett Computer Services     Outsourcing services
  1998    Vertex                        Teller software
  1998    Financial Software Systems    Payroll software
  1998    GG Pulley                     Image and item processing products
                                        and services
  1997    Liberty Banking Services      Outsourcing services
  1996    Central Interchange           ATM network services
  1995    Liberty                       Data processing systems for banks
                                        and outsourcing services
  1995    Sector                        Data processing systems for banks
  1995    CommLink                      ATM network services


 Our Products and Services
 Changing technologies, business practices and financial products have resulted in issues of compatibility, scalability and increased complexity for the hardware and software used in many financial institutions. We have responded to these issues by developing a fully integrated suite of products and services consisting of core software systems, hardware and complementary products and services. These address virtually all of a commercial bank or credit union's customer interaction, back-office data and information processing needs.

 We provide our full range of products and services to financial institutions through both in-house and outsourced delivery models. For those customers who prefer to purchase systems for their in-house facilities, we contract to sell computer hardware, license core and complementary software and contract to provide installation, training and ongoing maintenance and support and other services.

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of eight data centers and 14 item processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on multi-year service contracts for these services.

 Hardware Systems
 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM, NCR and other hardware providers that allow us to purchase hardware at a discount and sell (remarket) it to our customers together with our software applications. We currently sell the IBM AS/400, which is IBM's premier mid-range hardware system, the IBM RS/6000, NCR servers and reader/sorters, BancTec reader/sorters and Unisys reader/sorters.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications more than 20 years ago. In addition to our remarketing agreement with IBM, which we renew annually, we have been named a "Premier Business Partner" of IBM for the last nine consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Our  remarketing  strategy   was  expanded   in  2001   to  include   Unisys
 reader/sorter hardware products to allow us to respond to customer demand for alternative hardware products and sell our complementary image software applications to a broader-based market.

 Core Software Applications
 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We can custom-tailor these modules utilizing parameters determined by our customer. The applications can be connected to a wide variety of peripheral hardware devices used in bank operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve efficiencies.

 For our customers who choose to acquire in-house capabilities, we generally license our core system under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software on a single computer and at a single location. These same systems can be delivered on an outsourced basis as well.

 Our core software applications are differentiated broadly by size of customer, scalability, customizable functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

      * Silverlake System, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $10.0 billion;

      * CIF 20/20, which operates on the IBM AS/400 and is used primarily by banks with total assets up to $300.0 million;

      *    Core Director,  which operates  on hardware  supporting a  UNIX/NT
           environment  and  is   used  by   banks  employing   client-server
           technology; and

      * Symitar System, which operates on the IBM RS/6000 with a UNIX/NT operating system and is used by credit unions.

 Complementary Products and Services
 To  enhance  our  core  software  applications,  we  provide  a  number   of
 complementary products and services, including:

      Vertex[TM] Teller Automation System is an online teller automation system that enables tellers to process transactions more efficiently and with greater accuracy.

      Streamline Platform Automation[TM] is a fully-automated new account origination solution that integrates new customer data, including signature cards, disclosure statements, and loan applications into the core customer data files on a real-time basis.

      Alliance Check Image Solutions[TM] allow our customers to create and store digital check images for inclusion in monthly statements and to facilitate their customer support services.

      4|sight[TM] Item Image Solutions is our new generation of imaging products, which allows our customers to create and store digital check images for inclusion in monthly statements, facilitate their customer support services and leverage their investments with system integration.

      Silhouette Document Imaging[TM] utilizes digital storage and retrieval technology to provide online instant access to document images, such as loan documents and signature cards.

      PinPoint Report Retrieval[TM] enables system-wide storage and retrieval of computer-generated reports for simplified information access.

      NetTeller[TM] and MemberConnect Web[TM] provides Internet-based home banking and commercial cash management. See "Online Banking'' below.

      InTouch Voice Response[TM] provides a fully-automated interactive voice response system for 24-hour telephone-based banking and customer service.

      Centurion Disaster Recovery[TM] provides multi-tiered disaster recovery protection, including comprehensive disaster planning and procedures.

      TimeTrack Payroll System[TM] is a fully-integrated payroll accounting and human resources software system.

      FormSmart[TM] provides day-to-day operating forms, year-end tax forms and other printing and office supplies.

      CommLink[TM] ATM & Transaction Processing Solutions provides national switching and processing services for ATM, debit card transactions and point-of-sale transactions.

      Other software products such as proof of deposit, secondary market loan servicing, account reclassification, and investment sweeps further complement our core systems.


 Installation and Training
 Although not a requirement of the software contract, virtually all of our customers contract with us for installation and training services in connection with their purchase of in-house systems. The complete installation process of a core system typically includes planning, design, data conversion, hardware set-up and testing. At the culmination of this installation process, one of our installation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Installation fees are charged separately to our customers on either a fixed fee or hourly charge model depending on the system, with full pass-through to our customers of travel and other expenses. Installation services are also required in connection with new outsourcing customers, and are billed separately at the time of installation.

 Both in connection with installation of new systems and on an ongoing basis, our customers need, and we provide, extensive training services and programs related to our products and services. Training can be provided in our regional training centers, at meetings and conferences or onsite at our customers' locations, and can be customized to meet our customers' requirements. The large majority of our customers acquire training services from us, both to improve their employees' proficiency and productivity and to make full use of the functionality of our systems. Generally, training services are paid for on an hourly basis, however, we have recently been successful in marketing annual subscriptions for training services, representing blocks of training time that can be used by our customers in a flexible fashion and the related revenue is recognized as the services are provided.

 Support and Services
 Following the installation of our hardware and software systems at a customer site, we provide ongoing software support services to assist our customers in operating the systems and to periodically update the software. We also offer support services for hardware, primarily through our hardware suppliers, providing customers who have contracted for this service with "one-call'' system support covering hardware and software applications.

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

 Nearly all of our in-house customers purchase support services from us. These services are a significant source of recurring revenue, are contracted for on an annual basis and are typically priced at approximately 18% of the particular software product's license fee. These fees may be increased as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally paid in advance for the entire year, with proration for new contracts which start during the year. Hardware support fees are also paid in advance for the entire contract period which ranges from one to five years. Most contracts automatically renew annually unless we or our customer gives notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers, but are not separately priced in their overall monthly fees.

 Online Banking
 We provide a suite of fully integrated Internet products and services that enables financial institutions to offer Internet banking and e-commerce solutions to their customers. Our offerings include:

      NetTeller,  an  Internet-based  home  banking  system  for   individual
      customers and commercial cash management for business customers of community banks;

      MemberConnect Web, an Internet-based home banking system for credit union members;

      Bill Pay, which allows customers to pay bills online; and

      NetHarbor, which provides our customers with a custom-branded web portal that enables them to provide their customers with a variety of customized information and e-commerce opportunities, including user-defined content such as local or special interest events, weather, financial news and other information.


 Research and Development
 We devote significant effort and expense to develop new software and service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and complementary services once per year. We believe that our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers at user group meetings, sales contacts and through our ongoing maintenance services, our customers inform us of the new products and functionalities they desire.

 Sales and Marketing
 Our primary markets consist of commercial banks and credit unions. We have not devoted significant marketing and sales efforts to other financial institutions such as thrifts. Historically, we have primarily and most successfully marketed to banks with up to $5.0 billion in total assets and credit unions of all sizes.

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

 We have 24 installations in the Caribbean primarily through the marketing efforts of our wholly-owned foreign sales subsidiary, Jack Henry International Limited. Our international sales have historically accounted for less than 1% of our revenues.

 Backlog
 Our backlog consists of contracted in-house products and services (prior to delivery) and the minimum amounts due on the remaining portion of outsourcing contracts, which are typically for five-year periods. Our backlog at June 30, 2001 was $49.5 million for in-house products and services and $77.6 million for outsourcing services, with a total backlog of $127.1 million. Backlog at June 30, 2000 was $43.0 million for in-house products and services and $61.4 million for outsourcing services, with a total backlog of $104.4 million. Our backlog is subject to seasonal variations and can fluctuate quarterly due to various factors, including slower contract processing rates during the summer months.

 Competition
 The market for companies that provide technology solutions to financial institutions is competitive and fragmented, and we expect continued competition from both existing competitors and companies that enter our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Bisys, Inc., AllTel Information Services, Fiserv, Inc. and Marshall and Ilsley Corporation. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

 Intellectual Property, Patents and Trademarks
 Although we believe that our success depends upon our technical expertise more than on our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology. We have already registered or filed applications for our primary trademarks. None of our technology is patented. Instead, we rely on a combination of contractual rights and copyrights, trademarks and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We restrict access to and distribution of our source code and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We cannot be sure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.


 Government Regulation
 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community/regional banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including those under the federal truth-in-lending and truth-in-deposit rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs. It is not possible to predict the impact that any of these regulations could have on our business in the future.

 We are not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. The services provided by our OutLink Data Centers are subject to examination by the Federal depository institution regulators under the Bank Service Company Act. On occasion these services are also subject to examination by state banking authorities.

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

 The privacy requirements in Title V of the Gramm-Leach-Bliley Act ("the Act"), adopted in November of 1999, represent a significant change in the federal legal framework governing how providers of financial services in this country interact with their customers. Regulations implementing Title V established standards for financial institutions relating to administrative, technical and physical safeguards for customer records and information. Financial institutions are required to evaluate their controls on access to customer information and their policies for encrypting customer information while it is being transmitted or stored on networks to which unauthorized persons may have access. As a software company that provides services to financial institutions, we are covered under these regulations and may have to adopt additional safeguards within our software to ensure that we and our customers are in compliance with the Act.

 Employees
 As of June 30, 2001 and 2000, we had 1,910 and 1,589 full time employees respectively . Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.


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

 Acquisitions may be  costly and difficult  to integrate.   We have  acquired
 several businesses and will continue to explore possible business combinations in the future. We may not be able to successfully integrate acquired companies. We may encounter problems in connection with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to identifiable intangible assets. Without additional acquisitions, we may not be able to grow and to develop new products and services as quickly as we have in the past to meet competitive challenges. If our integration strategies fail, our business, financial condition and results of operations could be materially and adversely affected.

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

 The loss of key employees could adversely affect our business. We depend to a significant extent on the contributions and abilities of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers, however, we currently have a management succession plan in place and are naming specific managers successors.

 Consolidation of financial institutions could reduce the number of our customers and potential customers. Our primary market consists of approximately 8,300 commercial banks and 10,500 credit unions. The number of commercial banks and credit unions has decreased as a result of mergers and acquisitions and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. As a result of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

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

 Network or Internet security problems could damage our reputation and business. We rely on standard network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Someone who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations or those of our customers. Security risks may result in liability to us and also may deter financial institutions from purchasing our products. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.

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


 Item 2.    Properties

 We own approximately 138 acres located in Monett, Missouri on which we maintain six office buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Angola, Indiana; Lenexa, Kansas and Shawnee, Kansas. Our owned facilities represent approximately 240,000 square feet of office space. We have 33 leased office facilities in 20 states which total approximately 258,000 square feet.

 We own five aircraft that are utilized for business purposes. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with installation, sales of systems and internal requirements for day to day operations. Transportation costs for installation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.


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


 Item 4.  Submission of Matters To a Vote of Security Holders

 None.

                                   PART II


 Item 5.   Market for  Registrant's  Common Equity  and  Related  Stockholder
 Matters

 The Company's common stock is quoted on the Nasdaq National Market under the symbol "JKHY". The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by the Nasdaq National Market. All prices have been adjusted to give effect to the 2 for 1 split of the common stock which occurred on March 2, 2001.

                      Fiscal 2001           High         Low
                      -----------           -----       -----
                      First Quarter        $27.25      $19.41
                      Second Quarter        33.13       20.69
                      Third Quarter         31.38       19.81
                      Fourth Quarter        31.19       18.75

                      Fiscal 2000
                      -----------
                      First Quarter        $11.35      $ 7.75
                      Second Quarter        14.13        8.19
                      Third Quarter         20.00       12.06
                      Fourth Quarter        26.50       15.00

 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2001 and 2000, as adjusted to reflect the 2 for 1 stock split in March 2001 and 2000, are as follows:

                      Fiscal 2001            Dividend
                      -----------            --------
                      First Quarter           $.025
                      Second Quarter           .025
                      Third Quarter            .030
                      Fourth Quarter           .030

                      Fiscal 2000
                      -----------
                      First Quarter           $.020
                      Second Quarter           .020
                      Third Quarter            .025
                      Fourth Quarter           .025

 The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.

 On August  17, 2001,  there were  25,283   holders of  the Company's  common
 stock.   On that  same date  the last  sale price  of the  common shares  as reported on NASDAQ was $24.70 per share.

 Item 6.   Selected Financial Data

                     Selected Financial Information (*)
                (In Thousands, Except Per Share Information)

                                                  Year Ended June 30,
                                                  -------------------
 Income Statement Data           2001        2000        1999        1998         1997
 ---------------------          -------     -------     -------     -------     -------
 Revenue (1)                   $345,468    $225,300    $193,527    $148,235    $126,256

 Income from continuing
   operations                  $ 55,631    $ 34,350    $ 32,726    $ 24,205    $ 18,492

 Loss from discontinued
   operations                  $      -    $    332    $    758    $    668    $    450

 Net income                    $ 55,631    $ 34,018    $ 31,968    $ 23,537    $ 18,042

 Diluted income per share (2):
 Income from continuing
   operations                  $    .61    $    .40    $    .39    $    .29    $    .23

 Loss from discontinued        $      -    $      -    $    .01    $    .01    $      -
   operations

 Net income                    $    .61    $    .40    $    .38    $    .28    $    .23

 Dividends declared per
   share (2)                   $    .11    $    .09    $    .08    $    .06    $    .05



                                                       June 30,
                                                       --------
 Balance Sheet Data              2001        2000        1999        1998        1997
 ------------------             -------     -------     -------     -------     -------
 Working capital               $ 65,032    $(47,990)   $ 24,133    $ 35,758    $ 16,387

 Total assets                  $433,121    $321,082    $177,823    $133,830    $100,476

 Long-term debt                $    228    $    320    $    211    $    654    $    651

 Stockholders' equity          $302,504    $154,545    $115,798    $ 83,591    $ 60,549



 * Selected financial information for all prior periods have been restated to include all acquisitions that have been accounted for as pooling-of-interest as if each had occurred at the beginning of the earliest period reported.

 (1) Revenues include software licensing and installation revenues; support and service revenues; and hardware sales; less sales returns and allowances.

 (2) Prior period amounts have been adjusted to reflect the 100% stock dividends paid March, 2001 and 2000.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.


 OVERVIEW

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks with under $10.0 billion in total assets, credit unions and other financial institutions. We have developed and acquired banking application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer maintenance and support services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and fourteen item processing centers located across the United States.

 We derive revenues from three primary sources:

   -  sales of software licenses and installation services;

   -  support and services fees; and

   -  hardware sales.

 Over the last five fiscal years, our revenues have grown from $126.3 million in fiscal 1997 to $345.5 million in fiscal 2001. Income from continuing operations has grown from $18.5 million in fiscal 1997 to $55.6 million in fiscal 2001. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop new products and expand the number of customers who use our core software systems to approximately 2,425 as of June 30, 2001.

 Since July 1994, we have completed 15 strategic acquisitions. Ten of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from the dates of their respective acquisitions. The remaining five acquisitions were accounted for as poolings-of-interests. The comparisons set forth below reflect the fact that the consolidated financial statements for fiscal years 2000 and 1999 have been restated to include all acquisitions accounted for as poolings-of-interests as if each had occurred at the beginning of the earliest period reported.

 Software sales and installation revenue includes the licensing of application software systems and the conversion and installation services contracted with us by the customer. We license our proprietary software products under standard license agreements which typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location upon payment of the license fee. Generally, 25% to 50% of license fees are payable upon execution of the license agreement with additional payments due upon either delivery of the software or the installation of the last application module. We recognize 100% of software license revenue upon delivery of the software and documentation. We recognize installation services each month as services are performed under hourly contracts and at the completion of the installations under fixed fee contracts.

 Support and services fees are generated from ongoing services to assist the customer in operating the systems and to modify and update the software and from providing outsourced data processing services. Revenues from software support are generated pursuant to annual agreements and are recognized ratably over the life of the agreements. Outsourcing services are performed through data centers. Revenues from outsourced data processing are derived from monthly usage fees typically under five-year service contracts with our customers. We recognize the revenues under these outsourcing contracts as services are performed.

 Cost of services represents direct costs associated with conversion and installation efforts, ongoing support for our in-house customers and operation of our data centers providing services for our outsourced customers. These costs are recognized as they are incurred.

 We have entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware and related services to our customers along with our in-house banking software systems. Revenues from hardware sales are recognized when the manufacturers ship the hardware. Cost of hardware consists of the direct costs of purchasing the equipment from the manufacturers. These costs are recognized at the same time as the related revenue.

 The Company has two business segments: bank systems and services and credit union systems and services. The respective segments include all related software, installation, support and service and hardware sales, along with related cost of services and hardware.


 RESULTS OF OPERATIONS


 FISCAL 2001 COMPARED TO FISCAL 2000

 REVENUE - Revenues increased by 53% from $225.3 million in fiscal 2000 to $345.5 million in fiscal 2001. Software licensing and installation increased 76%; support and service revenues increased 38% and hardware sales increased 57% compared to fiscal 2000. The significant increase is due to organic growth in comparison to the prior year, which was directly impacted by the Y2K slowdown, and a full year impact on the current year of acquisitions made during fiscal 2000.

 Non-hardware revenues, which includes software licensing and installation, support and services revenues increased 52% to $235.4 million and accounted for 68% of this years' revenues, compared to $155.2 million or 69% of revenues for fiscal 2000.

 Hardware sales increased 57% to $110.1 million, and accounted for 32% of revenues, compared to $70.1 million, or 31% of total revenues for fiscal 2000. The increase in hardware sales was in line with the increase in non-hardware revenues for the same reasons.

 COST OF SALES - Cost of sales increased 52% from $127.2 million in fiscal 2000 to $193.8 million in fiscal 2001, compared to a 53% increase in revenues. Cost of hardware increased 48% compared with the 57% increase in hardware revenue. Cost of services increased 55% compared to the 52% increase in non-hardware revenues. This is primarily due to operations acquired in the prior year, whose gross margins are less than the rest of the Company's.

 GROSS PROFIT - Gross profit increased 55% from $98.1 million in fiscal 2000 to $151.6 million in fiscal 2001. Gross margin on non-hardware revenue was 50% compared to 51% last year. Gross margin on hardware revenues was 31% compared to 27% last year primarily due to sales mix. The total gross margin percentage for fiscal 2001 was 44%, up slightly from fiscal 2000.

 OPERATING EXPENSES - Operating expenses increased 40% from $47.1 million in fiscal 2000 to $65.8 million in fiscal 2001. Selling and marketing expenses increased 46%, research and development increased 36% and general and administrative expenses increased 36% during fiscal 2001. Operating expenses increased due to higher commissions related to stronger sales, continued development and refinement of new and existing products and higher overhead related to prior acquisitions and overall growth.

 OTHER INCOME (EXPENSE) - Other income increased from $755,000 in fiscal 2000 to $1.2 million in fiscal 2001. The primary change is due to the debt related to acquisitions in fiscal 2000 being retired in August 2000 with operating cash flows and the proceeds from the secondary offering in August 2000. Interest income increased $.5 million, interest expense decreased $1.0 million and other decreased by $1.1 million due to a gain on sale of stock investment in the prior year.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $31.2 million, or 36% of income from continuing operations before income taxes in fiscal 2001, compared with $17.4 million, or 34% of income from continuing operations before income taxes in fiscal 2000. The rate increase is due to the federal and state tax benefits realized in the prior year from the disposition of specific assets.

 INCOME FROM CONTINUING OPERATIONS - Income from continuing operations increased 62% from $34.4 million, or $.40 per diluted share in fiscal 2000 to $55.6 million, or $.61 per diluted share in fiscal 2001.

 DISCONTINUED OPERATIONS - None this year compared to $332,000 loss from discontinued operations in fiscal 2000, all of which was realized in the three months ended September 30, 1999.


 FISCAL 2000 COMPARED TO FISCAL 1999

 REVENUE - Revenues increased by 16% from $193.5 million in fiscal 1999 to $225.3 million in fiscal 2000. Software licensing and installation increased 22%; support and service revenues increased 37% and hardware sales decreased 7% compared to fiscal 1999. The changes in revenues from the prior year are a direct result of the Y2K induced slow down of system sales during the first half of fiscal 2000, the significant increase in post-Y2K demand for our products and services and the contribution of $21.1 million from our Open Systems Group ("OSG") acquisition in September 1999.

 COST OF SALES - Cost of sales increased 19% from $107.2 million in fiscal 1999 to $127.2 million in fiscal 2000, compared to a 16% increase in revenues. Cost of hardware decreased 7% compared with the 7% decrease in hardware revenue. Cost of services increased 45% compared to the 31% increase in non-hardware revenues, with the most significant increase in costs resulting from the addition of OSG.

 GROSS PROFIT - Gross profit increased 14% from $86.3 million in fiscal 1999 to $98.1 million in fiscal 2000. The gross margin percentage for fiscal 2000 was 44%, down from 45% during 1999, primarily because of changes in sales mix due to the impact of Y2K.

 OPERATING EXPENSES - Operating expenses increased 29% from $36.6 million in fiscal 1999 to $47.1 million in fiscal 2000. Selling and marketing expenses increased 36%, research and development increased 55% and general and administrative expenses increased 16% during fiscal 2000. These expenses grew more rapidly than revenue because, despite the impact of Y2K referred to above, we continued operations and staffing levels necessary to meet anticipated demand in the second half of fiscal 2000. The most significant increase was in research and development, a large portion of which was a result of the continued development of our Internet-related products.

 OTHER INCOME (EXPENSE) - Other income decreased 60% from $1.9 million in fiscal 1999 to $755,000 in fiscal 2000. The $1.1 million gain on sale in September 1999 of a stock investment, acquired in the Peerless acquisition, in large part offset the increase in interest expense of $1.8 million and the decrease in interest income of $756,000 from cash investments in fiscal 2000 compared to fiscal 1999.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $17.4 million, or 34% of income from continuing operations before income taxes in fiscal 2000, compared with $18.9 million, or 37% of income from continuing operations before income taxes in fiscal 1999. This decrease in the effective tax rate reflects benefits derived from our tax planning efforts to reduce state income taxes.

 INCOME FROM  CONTINUING  OPERATIONS -    Income from  continuing  operations
 increased 5% from $32.7 million, or $.39 per diluted share in fiscal 1999 to $34.4 million, or $.40 per diluted share in fiscal 2000.

 DISCONTINUED OPERATIONS - We incurred a $332,000 loss from discontinued operations in fiscal 2000, all of which was realized in the three months ended September 30, 1999. This was $426,000 less than the loss from discontinued operations for fiscal 1999.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased from $220.7 million in fiscal 2000 to $298.3 million in fiscal 2001, or 35% increase. Gross profit in this business segment increased from $96.1 million in fiscal 2000 to $138.1 million, or 44% increase for the year ended June 30, 2001. The changes in revenue and gross profit from the prior year are a direct result of the impact of Y2K on the prior year and the full year benefit in the current year of acquisitions made during fiscal 2000.

 Revenues in the credit union systems and services business segment increased from $4.7 million in fiscal 2000 to $47.2 million in fiscal 2001, or 916% increase. Gross profit in this business segment increased from $2.1 million in fiscal 2000 to $13.5 million, or 15% increase for the year ended June 30, 2001. The increases are due to the acquisition of Symitar Systems, Inc. on June 7, 2000, which enhanced the Company's position in the credit union marketplace.

 Revenues in the bank systems and services business segment increased from $191.3 million in fiscal 1999 to $220.7 million in fiscal 2000, or 15% increase. Gross profit in this business segment increased from $84.7 million in fiscal 1999 to $96.1 million, or 13% increase for the year ended June 30, 2000. The changes in revenue and gross profit from the prior year are a direct result of the Y2K induced slowdown of system sales during the first half of fiscal 2000 and acquisitions made during the respective years.

 Revenues in the credit union systems and services business segment increased from $2.2 million in fiscal 1999 to $4.7 million in fiscal 2000, or 111% increase. Gross profit in this business segment increased from $1.6 million in fiscal 1999 to $2.1 million, or 27% increase for the year ended June 30, 2000. The increases are primarily due to the acquisition of Symitar Systems, Inc. on June 7, 2000, which enhanced the Company's position in the credit union marketplace.

 Liquidity and Capital Resources

 JHA has historically generated positive cash flow from operations and has generally used existing resources and funds generated from operations to meet capital requirements. The Company expects this trend to continue in the future.

 Our cash and cash equivalents increased to $18.6 million at June 30, 2001, from $5.2 million at June 30, 2000. Net cash from continuing operations was $72.9 million, $48.9 million and $37.8 million for the years ended June 30, 2001, 2000 and 1999, respectively. The cash used in the year ended June 30, 2001, was primarily attributable to capital expenditures of $57.8 million and to retire outstanding debt. The cash used during fiscal 2000 was primarily attributable to acquisition costs of $93.3 million and capital expenditures of $32.6 million. The cash used in the year ended June 30, 1999, was primarily attributable to capital expenditures of $38.9 million.

 On August 16, 2000, the Company completed a secondary offering of 1.5 million shares (pre-split) of its common stock at $43.00 per share (pre-split) less a 5% underwriters' discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million, plus the proceeds from sale of common stock and issuance of stock options exercised was used to retire all outstanding debt that had been incurred during fiscal 2000. The balance remained available for working capital, capital expenditures and other general corporate purposes. Cash from financing activities was $69.4 million for the year ended June 30, 2000 and was primarily line-of-credit advances used for acquisitions.

 JHA currently has two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $58.0 million. The major credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (4.49% at June 30, 2001). The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (6.75% at June 30, 2001).

 Subsequent to June 30, 2001, the Company's Board of Directors declared a cash dividend of $.03 per share on its common stock payable on September 20, 2001, to stockholders of record on September 6, 2001. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 Recent Accounting Pronouncements

 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. SFAS No. 141 is effective for business combinations completed after June 30, 2001. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

 In July 2001, the FASB also issued SFAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001, if their first quarter financial statements have not previously been issued (i.e., as of July 1, 2001, for the Company). The impact of adoption of this standard will be the Company's cessation of the amortization of goodwill beginning July 1, 2001.

 Forward Looking Statements
 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed herein at "Risk Factors", above. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.


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

 Item 8.     Financial Statements and Supplementary Data


                        Index to Financial Statements
                        -----------------------------

        Independent Auditors' Report.................................20
        Financial Statements:

        Consolidated Statements of Income,
        Years Ended June 30, 2001, 2000 and 1999.....................21

        Consolidated Balance Sheets,
        June 30, 2001 and 2000.......................................22

        Consolidated Statements of Changes in Stockholders' Equity,
        Years Ended June 30, 2001, 2000 and 1999.....................23

        Consolidated Statements of Cash Flows,
        Years Ended June 30, 2001, 2000 and 1999.....................24

        Notes to Consolidated Financial Statements...................25



 Financial Statement Schedules:

 There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 Supplementary Data:

 The information required by this item is contained under the caption "Quarterly Financial Information" on page 20 of the 2001 Annual Report. Such information is hereby incorporated by reference.

 INDEPENDENT AUDITORS' REPORT



 To the Board of Directors of
    Jack Henry & Associates, Inc.:


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


 /s/ DELOITTE & TOUCHE LLP

 St. Louis, Missouri
 August 21, 2001

               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                     YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 2001        2000      1999
                                                -------     -------   -------
   REVENUES
     Software licensing and installation       $101,259    $ 57,688  $ 47,181
     Support and service                        134,138      97,519    71,278
     Hardware sales                             110,071      70,093    75,068
                                                -------     -------   -------
        Total                                  $345,468    $225,300  $193,527

   COST OF SALES
     Cost of hardware                            75,629      51,045    54,661
     Cost of services                           118,242      76,139    52,582
                                                -------     -------   -------
        Total                                  $193,871    $127,184  $107,243
                                                -------     -------   -------

   GROSS PROFIT                                $151,597    $ 98,116  $ 86,284

   OPERATING EXPENSES
     Selling and marketing                       27,770      19,015    14,030
     Research and development                    10,871       8,022     5,183
     General and administrative                  27,216      20,069    17,347
                                                -------     -------   -------
        Total                                  $ 65,857    $ 47,106  $ 36,560
                                                -------     -------   -------
   OPERATING INCOME FROM CONTINUING
     OPERATIONS                                $ 85,740    $ 51,010  $ 49,724

   OTHER INCOME (EXPENSE)
     Interest income                              1,386         863     1,619
     Interest expense                             (920)     (1,910)      (93)
     Other, net                                     717       1,802       363
                                                -------     -------   -------
        Total                                  $  1,183    $    755   $ 1,889

   INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                              $ 86,923    $ 51,765  $ 51,613

   PROVISION FOR INCOME TAXES                    31,292      17,415    18,887
                                                -------     -------   -------
   INCOME FROM CONTINUING OPERATIONS           $ 55,631    $ 34,350  $ 32,726

   LOSS FROM DISCONTINUED OPERATIONS,
     net of taxes                                     -         332       758
                                                -------     -------   -------
   NET INCOME                                  $ 55,631    $ 34,018  $ 31,968
                                                =======     =======   =======

   Diluted income per share:
     Income from continuing operations         $    .61    $    .40  $    .39
     Loss from discontinued operations                -           -       .01
                                                -------     -------   -------
     Net income                                $    .61    $    .40  $    .38
                                                =======     =======   =======

     Diluted weighted average shares             91,344     85,278     85,282
                                                =======     =======   =======
   Basic income per share:
     Income from continuing operations          $   .64  $     .42  $    .41
     Loss from discontinued operations               -          -        .01
                                                -------     -------   -------
     Net income                                $    .64    $    .42  $    .40
                                                =======     =======   =======

     Basic weighted average shares
       outstanding                              86,834      81,766    80,674
                                                =======     =======   =======

 See notes to consolidated financial statements.


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                          JUNE 30,
                                                     -------------------
                                                      2001        2000
 ASSETS                                              -------     -------
 CURRENT ASSETS:
   Cash and cash equivalents                        $ 18,589    $  5,186
   Investments, at amortized cost                        985         946
   Trade receivables                                 116,573      73,940
   Income taxes receivable                               537       3,478
   Prepaid cost of product                            17,191      10,645
   Prepaid expenses and other                         17,425       8,130
   Deferred income taxes                                 750         825
                                                     -------     -------
       Total                                        $172,050    $103,150

 PROPERTY AND EQUIPMENT                              176,193     118,749
   Accumulated depreciation                           37,754      25,464
                                                     -------     -------
                                                    $138,439    $ 93,285

 OTHER ASSETS:
   Intangible assets, net of amortization            101,389     109,282
   Computer software, net of amortization              5,806       5,813
   Prepaid cost of product                            12,007       7,694
   Other non-current assets                            3,430       1,858
                                                     -------     -------
       Total                                        $122,632    $124,647
                                                     -------     -------
       Total assets                                 $433,121    $321,082
                                                     =======     =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                 $ 17,846     $ 9,255
   Short-term borrowings                                   -      70,500
   Accrued expenses                                    9,595       9,750
   Current portion of long-term debt                      87         123
   Deferred revenues                                  79,490      61,512
                                                     -------     -------
       Total                                        $107,018    $151,140

 LONG-TERM DEBT                                          228         320
 DEFERRED REVENUES                                    15,514       9,945
 DEFERRED INCOME TAXES                                 7,857       5,132
                                                     -------     -------
       Total liabilities                            $130,617    $166,537

 STOCKHOLDERS' EQUITY:
   Preferred stock - $1 par value; 500,000                 -           -
     shares authorized; none issued
   Common stock - $.01 par value; shares
     authorized 2001 - 250,000,000;
     2000 - 50,000,000; shares issued 2001 -
     88,846,710; 2000 - 41,357,853                       888         414
   Additional paid-in capital                        145,211      43,753
   Retained earnings                                 156,405     110,378
                                                     -------     -------
       Total stockholders' equity                   $302,504    $154,545
                                                     -------     -------
       Total liabilities and stockholders' equity   $433,121    $321,082
                                                     =======     =======


 See notes to consolidated financial statements.


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                    YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
 PREFERRED SHARES:                                  -            -            -
                                           ==========   ==========   ==========
 COMMON SHARES:
   Shares, beginning of year               41,357,853   20,517,090   20,194,870
   Shares issued upon exercise of options   3,097,363      500,792      314,277
   Shares issued for Employee Stock
     Purchase Plan                             21,267       11,466        7,943
   Shares issued in secondary offering      1,500,000            -            -
   Stock dividend                          42,870,227   20,328,505            -
                                           ----------   ----------   ----------
       Shares, end of year                 88,846,710   41,357,853   20,517,090
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year             $       414  $       205  $       202
   Shares issued upon exercise of options          30            5            3
   Shares issued in secondary offering             15            -            -
   Other                                            -            1            -
   Stock dividend                                 429          203            -
                                           ----------   ----------   ----------
       Balance, end of year               $       888  $       414  $       205

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $    43,753  $    32,210  $    26,267
   Shares issued upon exercise of options      18,274        6,394        3,264
   Shares issued for Employee Stock
     Purchase Plan                                818          488          312
   Shares issued in secondary offering         60,510            -          150
   Stock dividend                                (429)        (203)           -
   Tax benefit on exercise of options          22,285        4,864        2,217
                                           ----------   ----------   ----------
       Balance, end of year               $   145,211  $    43,753  $    32,210
                                           ----------   ----------   ----------

 RETAINED EARNINGS:
   Balance, beginning of year             $   110,378  $    83,383  $    57,122
   Net loss for the three months ended
    September 30, 1999 - Sys-Tech, Inc.             -          264            -
   Retained deficit of acquired businesses          -            -          (19)
   Net income                                  55,631       34,018       31,968
   Dividends (2001- $.11 per share;
     2000 - $.09 per share; 1999 - $.07
     per share)                               (9,604)      (7,287)      (5,688)
                                           ----------   ----------   ----------
       Balance, end of year               $   156,405  $   110,378  $    83,383
                                           ----------   ----------   ----------
 TOTAL STOCKHOLDERS' EQUITY               $   302,504  $   154,545  $   115,798
                                           ==========   ==========   ==========

 See notes to consolidated financial statements.


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                                YEAR ENDED JUNE 30,

                                                            2001        2000        1999
                                                           -------    --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                     $ 55,631   $  34,350   $  32,726
    Adjustments to reconcile income from continuing
      operations to cash from operating activities:
        Depreciation and amortization                       21,888      15,473       7,901
        Provision for deferred income taxes                  2,800       2,400         221
        Gain on sale of investments                              -      (1,105)          -
        Other                                                   (3)        175         157
    Changes in:
      Trade receivables                                    (42,633)    (11,870)     (8,540)
      Prepaid expenses and other                           (22,069)     (9,451)     (6,397)
      Accounts payable                                       8,591       3,080      (3,308)
      Accrued expenses                                        (155)     (1,781)      2,716
      Income taxes (including tax benefit from
        exercise of stock options)                          25,225       2,483         805
      Deferred revenues                                     23,547      15,106      11,568
                                                           -------    --------    --------
      Net cash from continuing operations                 $ 72,822   $  48,860   $  37,849

 CASH FLOWS FROM DISCONTINUED OPERATIONS                  $      -   $     700   $    (608)


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (57,781)    (32,619)    (38,884)
    Purchases of investments                                  (982)       (946)     (6,708)
    Proceeds from sale of investments                            -       3,605           -
    Proceeds from maturity of investments                    1,000       6,702       3,100
    Purchase of customer contracts                               -           -      (7,105)
    Computer software developed/acquired                    (1,447)       (875)       (867)
    Business acquisition costs, net of cash acquired             -     (93,280)     (5,905)
    Other, net                                                 375          (6)       (241)
                                                           -------    --------    --------
       Net cash from investing activities                 $(58,835)  $(117,419)  $ (56,610)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock
     upon exercise of stock options                         18,304       6,399       3,267
    Proceeds from sale of common stock                      61,344         488         462
    Dividends paid                                          (9,604)     (7,287)     (5,688)
    Short-term borrowings, net                             (70,500)     70,101          (2)
    Principal payments on long-term debt                     ( 128)       (296)        (27)
                                                           -------    --------    --------
       Net cash from financing activities                 $   (584)  $  69,405   $  (1,988)
                                                           -------    --------    --------
    Net cash activity for the three months ended
      September 30, 1999 - Sys-Tech, Inc.                 $      -   $     264   $       -
                                                           -------    --------    --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $ 13,403   $   1,810   $ (21,357)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                5,186       3,376      24,733
                                                           -------    --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 18,589   $   5,186   $   3,376
                                                           =======    ========    ========

 See notes to consolidated financial statements.

               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software customization services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.

 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

 POOLING OF INTERESTS TRANSACTIONS

 The consolidated financial statements for all periods presented include Peerless Group, Inc. ("Peerless"), acquired on December 16, 1998, and Sys-Tech, Inc. ("Sys-Tech"), acquired on June 1, 2000. These acquisitions were accounted for as poolings of interests, and therefore, all appropriate prior periods have been restated to reflect the acquisitions as if they had occurred at the beginning of the earliest period reported (see Note 13).

 Prior to the consummation of the Sys-Tech acquisition, Sys-Tech's year end was September 30. Therefore, the consolidated statements of income and cash flows for the year ended June 30, 1999 reflect the results of operations and cash flows for the Company for the years then ended combined with Sys-Tech for the year ended September 30, 1999. As a result of the Company and Sys-Tech having different fiscal year ends, Sys-Tech's results of operations for the three month period ended September 30, 1999 were included in the consolidated statement of income for the year ended June 30, 1999.
 Revenues, net loss from operations and net loss of Sys-Tech for the three month period ended September 30, 1999 were $1,402,000, $378,000 and $264,000, respectively.

 COMMON STOCK

 On January 29, 2001 and January 31, 2000, the Company's Board of Directors declared 100% stock dividends on its common stock, effectively 2 for 1 stock splits. The stock dividends were paid March 2, 2001 and 2000 to stockholders of record at the close of business on February 15, 2001 and February 17, 2000, respectively. All per share and shares outstanding data in the consolidated statements of income and the notes to the consolidated financial statements have been retroactively restated to reflect the stock splits.

 On October 31, 2000, the stockholders voted to increase the number of shares of common stock which the Company is authorized to issue from 50,000,000 to 250,000,000.

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

 REVENUE RECOGNITION

 In October, 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The Company adopted SOP 97-2 effective July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition", which deferred portions of SOP 97-2 for one year. Revenues in fiscal year 1999 from the sales of software are recognized in accordance with the enacted portions of SOP 97-2 and revenues in fiscal 2000 from the sale of software are recognized in accordance with SOP 98-4. These adoptions did not have a material effect on revenue recognition or results of operations.

 The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. SAB No. 101, as amended, provides the SEC Staff's views on selected revenue recognition issues and was adopted by the Company in the fourth fiscal quarter of fiscal year 2001. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

 The Company's various sources of revenue and the methods of revenue recognition are as follows:

   Software licensing fees - Initial licensing fees are recognized upon delivery of the unmodified software.
   Software installation and related services - Fees for these services are recognized as the services are performed on hourly contracts and at completion on fixed-fee contracts.
   Support and service fees - Fees from these contracts are recognized ratably over the life of the in-house support or outsourcing service contract.
   Hardware - Revenues from sales of hardware are recognized upon direct shipment by the supplier to the Company's customers. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales.

 PREPAID COST OF PRODUCT

 Costs for these remarketed hardware and software maintenance contracts, which are prepaid, are recognized ratably over the life of the contract, generally one to five years, with the related revenue amortized from deferred revenues.

 DEFERRED REVENUES

 Deferred revenues consist primarily of prepaid annual software support fees and prepaid hardware maintenance fees. Hardware maintenance contracts are multi-year, therefore, the deferred revenue and prepaid cost of product are classified in accordance with the terms of the contract. Software and hardware deposits are also reflected as deferred revenues.

 COMPUTER SOFTWARE DEVELOPMENT

 The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. The capitalized costs, which include salaries and benefits, equipment costs and other direct expenses, are amortized to expense based on the estimated product life (generally five years).

 CASH EQUIVALENTS

 The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 INVESTMENTS

 The Company invests its cash that is not required for current operations primarily in U.S. government securities and money market accounts. The Company has the positive intent and ability to hold its debt securities until maturity and accordingly, these securities are classified as held-to-maturity and are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. The held-to-maturity securities typically mature in less than one year. Interest on investments in debt securities is included in income when earned.

 The amortized cost of held-to-maturity securities is $985,000 and $946,000 at June 30, 2001 and 2000, respectively. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three years ended June 30, 2001 equals the Company's net income.

 BUSINESS SEGMENT INFORMATION

 In accordance with Statements of Financial Accounting Standards (" SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 14). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company's revenues are derived from operations and assets located within the United States of America.

 INCOME TAXES

 Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

 RECENT ACCOUNTING PRONOUNCEMENTS

 In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and 138 was adopted July 1, 2000 and did not have a material effect on the Company's consolidated financial position and results of operations.

 In July 2001, the FASB issued SFAS No. 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. SFAS No. 141 is effective for business combinations completed after June 30, 2001. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

 In July 2001, the FASB also issued SFAS No. 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued (i.e., as of July 1, 2001, for the Company). The impact of adoption of this standard will be the Company's cessation of the amortization of goodwill beginning July 1, 2001.

 RECLASSIFICATION

 Where appropriate, prior years' financial information has been reclassified to conform with the current years' presentation.


 NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair values for held-to-maturity securities are based on quoted market prices. For all other financial instruments, including amounts receivable and payable, short-term borrowings and long-term debt, fair values approximate carrying value, based on the short-term nature of the assets and liabilities and the variability of the interest rates on the borrowings.


 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:


                                   (In Thousands)
                                 Year Ended June 30,
                                 -------------------
                                   2001       2000     Estimated useful life
                                 -------     -------   ---------------------

 Land                           $  6,519    $  4,602

 Land improvements                 4,731       3,795         5-20 years

 Buildings                        39,290      29,810        25-30 years

 Equipment and Furniture          79,892      55,412          5-8 years

 Aircraft and Equipment           31,737      21,915         8-10 years

 Construction in Process          14,024       3,215
                                 -------     -------
                                $176,193    $118,749
 Less accumulated Depreciation    37,754      25,464
                                 -------     -------
 Property & Equipment, net      $138,439    $ 93,285
                                 =======     =======


 NOTE 4: OTHER ASSETS

 Intangible assets relate to acquisitions and consist of the following:


                                                       (In Thousands)
                                                     Year ended June 30,
                                                    --------------------
                                                     2001          2000
                                                    -------      -------
  Goodwill                                         $ 32,355      $ 32,355
  Customer relationships                             90,612        90,612
  Tradenames                                          3,915         3,915
                                                    -------       -------
                                                   $126,882      $126,882
  Less accumulated amortization                      25,493        17,600
                                                    -------       -------
  Balance, end of year                             $101,389      $109,282
                                                    =======       =======

 Computer software includes the unamortized cost of software products developed or acquired by the Company which were required to be capitalized by accounting principles generally accepted in the United States of America. Following is an analysis of the computer software costs:


                                                       (In Thousands)
                                                     Year ended June 30,
                                                     -------------------
                                                      2001         2000
                                                      -----        -----
  Balance, beginning of year                         $5,813       $3,015
  Acquired software                                       -        3,000
  Capitalized development costs                       1,447          875
                                                      -----        -----
                                                     $7,260       $6,890
  Less amortization expense                           1,456        1,077
                                                      -----        -----
  Balance, end of year                               $5,806       $5,813
                                                      =====        =====



 NOTE 5: LINES OF CREDIT AND LONG-TERM DEBT

 LINES OF CREDIT

 JHA currently has two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $58.0 million. The major credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (4.49% at June 30, 2001, and weighted average interest rates of 7.79% and 6.72% for the years ended June 30, 2001 and 2000, respectively and expires December 15, 2001). At June 30, 2000, this line allowed for up to $75.0 million of funding, and was amended on September 7, 2000 to reduce the maximum to the aforementioned amount. There were no amounts outstanding under this line at June 30, 2001. At June 30, 2000, there was $70.5 million outstanding of which the balance outstanding on August 16, 2000 was retired with the proceeds from the secondary offering (see Note 15). The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (6.75% at June 30, 2001 and expires March 15, 2002), and is secured by $1.0 million of investments with the remainder unsecured. There were no amounts outstanding under this line at June 30, 2001 or 2000.

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

 LONG-TERM DEBT

 The Company has notes payable which were assumed during the acquisition of BancData Solutions, Inc. (See Note 15), bearing interest at 10%, payable monthly. The notes are secured by equipment. Sys-Tech had a note payable with an original loan amount of $400,000, bearing interest at 10%, payable monthly, due August 4, 2001. The note was secured by specific real estate. The note was repaid subsequent to the acquisition of Sys-Tech and prior to June 30, 2000.

                                         (In Thousands)
                                       Year ended June 30,
                                      ---------------------
                                       2001            2000
                                      -----           -----
      Long-term debt                 $  315          $  443

      Less current maturities            87             123
                                      -----           -----
                                     $  228          $  320
                                      =====           =====

 Future maturities of long-term debt as of June 30, 2001, is as follows:

                                         (In Thousands)
                                         --------------
      2002                                  $    87

      2003                                       89

      2004                                       96

      2005                                       43
                                             ------
                                            $   315
                                             ======


 The Company paid interest of $1,150,000,  $1,600,000, and $93,000 in 2001,
 2000 and 1999, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next six years. As of June 30, 2001, net future minimum lease payments under non-cancelable terms are as follows: $3,675,000, $3,612,000, $2,340,000, $1,254,000, $395,000 and $250,000 in 2002, 2003, 2004, 2005,
 2006, and thereafter, respectively. Rent expense for all operating leases amount to $3,400,000, $2,200,000 and $1,800,000 in 2001, 2000 and 1999,
 respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes on income from continuing operations consists of the following:


                                        (In Thousands)
                                       Year ended June 30,
                                   --------------------------
                                    2001      2000      1999
                                   ------    ------    ------
    Current:
      Federal                     $26,817   $14,050   $16,860
      State                         1,675       965     1,806
    Deferred:
      Federal                       2,200     1,900       204
      State                           600       500        17
                                   ------    ------    ------
                                  $31,292   $17,415   $18,887
                                   ======    ======    ======


 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                         (In Thousands)
                                                       Year ended June 30,
                                                       -------------------
                                                        2001         2000
                                                       ------       ------
  Deferred tax assets:
    Carryforwards (operating losses, capital
      losses, credits, etc.)                          $   314      $   615
    Expense reserves (bad debts, insurance,
      franchise tax, vacation, etc.)                      516          825
    Intangible assets                                   1,742        1,548
    Other, Net                                            200            -
                                                       ------       ------
                                                        2,772        2,988
  Deferred tax liabilities:
    Accelerated tax depreciation                       (8,157)      (6,173)
    Accelerated tax amortization                       (1,722)      (1,060)
    Other, net                                              -          (62)
                                                       ------       ------
                                                       (9,879)      (7,295)
                                                       ------       ------
  Net deferred tax liability                          $(7,107)     $(4,307)
                                                       ======       ======

 The deferred taxes are classified on the balance sheet as follows:

                                                         (In Thousands)
                                                       Year ended June 30,
                                                       -------------------
                                                        2001         2000
                                                       ------       ------
  Deferred income taxes (current)                     $   750      $   825
  Deferred income taxes (long-term)                    (7,857)      (5,132)
                                                       ------       ------
                                                      $(7,107)     $(4,307)
                                                       ======       ======

 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                     Year ended June 30,
                                                  -------------------------
                                                  2001      2000       1999
                                                  ----      ----       ----
 Computed "expected" tax expense (benefit)         35%       35%        35%
 Increase (reduction) in taxes resulting from:
   State income taxes, net of
     federal income tax benefits                    2%        2%         3%
   Research and development credit                 (1%)      (1%)        -
   Other                                            -        (2%)       (1%)
                                                   36%       34%        37%


 Net operating loss carryforwards of $847,000 (from acquisitions) expire through the year 2014. The Company paid income taxes of $3,300,000, $13,280,000 and $13,988,000 in 2001, 2000 and 1999, respectively.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Reserves (which are insignificant at June 30, 2001 and 2000) are maintained for potential credit losses.

 In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials. If this relationship were terminated, it could have a significant negative impact on the future operations of the Company.


 NOTE 9: STOCK OPTION PLANS

 The Company currently issues options under two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

 The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 2 2 years. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or ten years after grant. As of June 30, 2001, there were 1,412,940 shares available for future grants under the plan from the original 13,000,000 shares approved by the stockholders.

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2001, there were 660,000 shares available for future grants under the plan.

 A summary of the activity of all of the Company's stock option plans is:

                                                Year ended June 30,
                                        -------------------------------------
                                          2001          2000          1999
                                        ----------   ----------    ----------
 Options outstanding, beginning of year 13,257,568    8,832,760     8,800,368
 Options granted                         1,422,280    5,969,000     1,389,548
 Options exercised                      (3,285,433)  (1,416,392)   (1,291,556)
 Options forfeited                        (104,616)    (127,800)      (65,600)
                                        ----------   ----------    ----------
 Options outstanding, end of year       11,289,799   13,257,568     8,832,760
                                        ==========   ==========    ==========


 Weighted-average exercise price
   for options outstanding                  $12.68       $10.12        $ 5.40
                                            ======       ======        ======
 Weighted-average exercise price for
   options granted                          $23.57       $15.75        $10.65
                                            ======       ======        ======
 Weighted-average exercise price for
   options exercised                        $ 6.89       $ 4.72        $ 2.59
                                            ======       ======        ======
 Weighted-average fair value of
   options granted                          $ 9.58       $ 6.69        $ 4.79
                                            ======       ======        ======


 Following is an analysis of stock options outstanding (O) and exercisable (E) as of June 30, 2001:


  Range of                         Weighted-Average
  Exercise                       Remaining Contractual      Weighted-Average
   Prices            Shares          Life in Years           Exercise Price
                  O          E            O                   O           E
              --------   ---------      -----               -----       -----
 $ 1 to  6    3,424,445  3,424,445       4.92              $ 4.29      $ 4.29
   6 to 13    1,865,574  1,602,646       7.40                9.51        9.54
  13 to 17    4,490,000  2,159,000       8.76               16.88       16.88
  17 to 30    1,479,780    182,000       9.31               23.00       23.53
  30 to 32       30,000          -      10.00               31.06           -
  --------     --------   ---------      -----               -----       -----
 $ 1 to 32   11,289,799  7,368,091       7.45              $12.68      $ 9.59


 OPTIONS FORFEITED


  Fiscal     Range of             Weighted-Average
   Year      Exercise    Shares    Exercise Price
              Price

   2001     $12 to 22    104,616       $18.39
   ====     =========    =======       ======
   2000     $ 4 to 17    127,800       $ 6.19
   ====     =========    =======       ======
   1999     $ 6 to 11     65,600       $ 9.35
   ====     =========    =======       ======

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

 The Company's pro forma information for continuing operations follows:


                                      (In Thousands, Except Per Share Data)
                                              Year ended June 30,
                                       -----------------------------------
                                         2001          2000         1999
                                       -------       -------       -------
 Net income
   As reported                        $ 55,631      $ 34,350      $ 32,726
                                       =======       =======       =======
   Pro forma                          $ 36,450      $ 26,503      $ 27,453
                                       =======       =======       =======
 Diluted income per share
   As reported                        $    .61      $    .40      $    .38
                                       =======       =======       =======
   Pro forma                          $    .40      $    .31      $    .32
                                       =======       =======       =======

 Basic income per share
   As reported                        $    .64      $    .42      $    .40
                                       =======       =======       =======
   Pro forma                          $    .42      $    .32      $    .34
                                       =======       =======       =======

 Assumptions:

 Expected life (years)                    2.92          2.95          2.97

 Volatility                                 54%           56%           56%

 Risk free interest rate                   4.4%          6.2%          5.0%

 Dividend yield                            .36%          .36%          .35%



 NOTE 10: EARNINGS PER SHARE

 The following table reflects a reconciliation between Basic and Diluted net income per share:
                                        (In Thousands, Except Per Share Data)
                                                Year ended June 30,
                                                -------------------
                            2001                        2000                          1999
                    Net   Weighted  Per Share  Net     Weighted  Per Share    Net    Weighted  Per Share
                   Income  Average   Amount   Income    Average    Amount    Income   Average   Amount
                           Shares                       Shares                        Shares
Basic Income Per
 Share:
Net income
 available to
 Stockholders     $55,631  86,834    $0.64   $34,018    81,766     $0.42   $31,968    80,674     $0.40
Effect of
 dilutive
 securities:
Stock options           -   4,510    $0.03         -     3,512     $0.02         -     4,608     $0.02
                   ------  ------     ----    ------    ------      ----    ------    ------      ----
Diluted Income
 Per Share:
Net income
 available to
 common
 stockholders     $55,631  91,344    $0.61   $34,018    85,278     $0.40   $31,968    85,282     $0.38



 NOTE 11:  EMPLOYEE BENEFIT PLANS

 Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 401(k) Employee Stock Ownership Plan ("ESOP") - The Company has a 401(k) Employee Stock Ownership Plan (the "Plan") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the plan was amended and restated to include most of the existing ESOP provisions, to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company matches 100% of employee contributions up to 5% of compensation subject to a maximum of $5,000. The Company has the option of making a discretionary contribution to the Plan, however, none has been made for any of the three most recent fiscal years. The Company assumed responsibility for the Peerless Employee 401(k) Plan as of the acquisition date, and merged it into the Plan as of July 22, 2000. The Company assumed responsibility for the Symitar Employee 401(k) Plan as of the acquisition date (see Note
 13), and plans to merge it into the Plan as of December 31, 2001. The total expense related to the Plans was $2,986,000, $2,430,000 and $1,321,000 for 2001, 2000 and 1999, respectively.


 NOTE 12: DISCONTINUED OPERATIONS

 In the last quarter of 1996, the Company discontinued the operations of its BankVision Software, Ltd. subsidiary ("BankVision") which it planned to sell by December 31, 1996. The estimated loss on disposal recorded in 1996 was $2,620,000.

 On September 7, 1999, the Company completed the sale of BankVision for $1,000,000. Under the terms of the agreement, the purchaser made a $500,000 down payment and executed promissory notes to pay $250,000 (plus interest) in September of 2000 and 2001. The net assets of the subsidiary, as of that date, approximately equal the sales proceeds, and as a result, the transaction had minimal effect on its financial results for fiscal year 2000. Total loss from discontinued operations was none, $332,000 and $758,000 for the years ended June 30, 2001, 2000 and 1999, respectively.


 NOTE 13: BUSINESS ACQUISITIONS

 POOLING OF INTERESTS TRANSACTIONS:

 The Company acquired all the outstanding shares of Peerless on December 16, 1998, for approximately $36,000,000 (3,308,000 shares split adjusted) in Company stock.

 The 1999 consolidated financial statements were restated for the effect of this pooling transaction. The following table presents a reconciliation of revenue and net income previously reported by the Company and Peerless to those presented in the accompanying consolidated financial statements.


                                   (In Thousands)
                                  Three Months Ended
                                  September 30, 1998
                                       -------
 Revenues:
   JHA                                $ 40,728
   Peerless                              8,921
                                       -------
   Combined                           $ 49,649
                                       =======

 Net Income
   JHA                                $  8,296
   Peerless                                497
                                       -------
   Combined                           $  8,793
                                       =======

 On June 1, 2000, the Company acquired all the outstanding shares of Sys-Tech for approximately $16,000,000 (834,000 shares split adjusted) in Company stock.

 The 2000 and 1999 consolidated financial statements were restated for the effect of this pooling transaction. The following table presents a reconciliation of revenue and net income previously reported by the Company, and Sys-Tech to those presented in the accompanying consolidated financial statements.

                                  (In Thousands)
                        Nine Months Ended
                         March 31, 2000      Fiscal 1999
                             -------            -------
 Revenues:
   JHA                      $150,239           $184,504
   Sys-Tech                    5,692              9,023
                             -------            -------
   Combined                 $155,931           $193,527
                             =======            =======

 Net Income
   JHA                      $ 22,588           $ 31,768
   Sys-Tech                       (4)               200
                             -------            -------
   Combined                 $ 22,584           $ 31,968
                             =======            =======


 PURCHASE TRANSACTIONS:

 On September 8, 1999, the Company's wholly-owned subsidiary Open System Group, Inc. ("OSG"), completed the acquisition of BancTec, Inc.'s community banking business, providing software, account processing capabilities and data center operations to over 700 community banks throughout the United States and the Caribbean. Revenues from these acquired community banking operations totaled approximately $17,000,000 for the six months ended June 30, 1999. The total value of the transaction was approximately $56,136,000, made up of $50,000,000 paid in cash, the assumption of approximately $5,475,000 liabilities and $661,000 in transaction costs. The Company allocated the purchase price to the assets and liabilities acquired based on their estimated fair value at the acquisition date, resulting in allocations of $39,000,000, $5,315,000 and $1,000,000 to acquired customer relationships, goodwill and software, respectively. The customer relationships, goodwill and software are being amortized on a straight-line basis over 20, 20 and 10 years, respectively. The purchase price was paid with approximately $25,000,000 in cash from operations and $25,000,000 in proceeds from a line of credit with a commercial lender (see Note 5).

 On April 1, 2000, the Company acquired all the outstanding shares of BancData Solutions, Inc. ("BDS"), for $5,000,000 in cash. BDS is a provider of a variety of service bureau options to community banks, primarily in southern California. Their systems are AS/400 based and are already using a JHA core application system. The excess purchase price over the fair value of net assets acquired of $3,963,000 was allocated to customer relationships and is being amortized on a straight-line basis over 20 years.

 On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. ("Symitar"), a provider of in-house data processing solutions for credit unions. Symitar provides 237 credit unions throughout the United States with its comprehensive line of software and services that run on the IBM RS/6000. Revenues from these operations totaled approximately $33,000,000 and $36,000,000 for Symitar's fiscal years ended December 31, 1999 and 1998, respectively. The purchase price of $44,000,000 in cash was paid with proceeds from a line of credit with a commercial lender (see Note
 5). The purchase price for Symitar was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date, resulting in allocation to acquired customer relationships of $21,800,000, tradename of $3,900,000, goodwill of $15,689,000 and software of $2,000,000 which are being amortized on a straight-line basis over 20, 20, 20 and 10 years, respectively.

 The three acquisitions discussed above were accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements do not include any revenues and expenses related to these acquisitions prior to their respective closing dates.

 The following unaudited proforma condensed information is presented as if the OSG and Symitar acquisitions had occurred at the beginning of the earliest period presented. The pro forma results for BDS were not included as amounts are not material.

                                                (In Thousands, Except
                                                    Per Share Data)
                                                  Year Ended June 30,
                                                  ---------------------
                                                   2000          1999
                                                  -------       -------
      Revenues                                   $253,106      $274,682
      Income from continuing operations            30,478        33,205
      Net income                                   30,146        32,447

      Diluted Income Per Share:
        Income from continuing operations        $    .36      $    .39
        Net income                               $    .36      $    .38


 NOTE 14: BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company's operations were classified as one business segment in the prior year. The acquisition of Symitar Systems, Inc. enhanced the Company's position in the credit union marketplace. The Company's operations have now been classified into two business segments: bank systems and services and credit union systems and services, with information for 2000 and 1999 reclassified to conform to the current business segment presentation. The Company evaluates the performance of it segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenue.
                                                  (In Thousands)
                                                For the Year Ended
                                                     June 30,
                                       -----------------------------------
                                         2001          2000         1999
                                       -------       -------       -------
 Revenues:

 Bank systems and services            $298,266      $220,655      $191,329

 Credit Union systems and services      47,202         4,645         2,198
                                       -------       -------       -------
 Total                                $345,468      $225,300      $193,527
                                       =======       =======       =======

 Gross Profit:

 Bank systems and services            $138,143      $ 96,062      $ 84,668

 Credit Union systems and services      13,454         2,054         1,616
                                       -------       -------       -------
 Total                                $151,597      $ 98,116      $ 86,284
                                       =======       =======       =======

 The Company has not disclosed asset information by segment, as the information is not produced internally and its preparation is impracticable.


 NOTE 15: SECONDARY OFFERING

 On August 16, 2000, the Company completed a secondary offering of 3.0 million shares of its common stock at $21.50 per share less a 5% underwriters discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million was used to retire all outstanding debt under lines of credit as of that date (see Note 5), with the remaining balance available for working capital, capital expenditures and other general corporate purposes.


 Item 9. Changes in and Disagreements on Accounting and Financial Disclosures

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


                                  PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)  The following documents are filed as part of this Report:

 The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Auditors' thereon appear under
 Item 8 of this Report:

      -  Independent Auditors' Report.

      - Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999.

      -  Consolidated Balance Sheets as of June 30, 2001 and 2000.

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999.

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999.

      -  Notes to Consolidated Financial Statements.


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

   Exhibit No.  Description
   -----------  -----------
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

      10.15 Line of Credit Loan Modification Agreement dated June 6, 2000, between the Company and Commerce Bank, N.A. attached as Exhibit 10.11 to the Company's current report on Form 8-K filed June 19, 2000.

      21.2 A list of the Company's subsidiaries , attached as Exhibit 21 to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed August 4, 2000.

      23.1      Consent of Independent Auditors' is attached as Exhibit 23.

 (b)  Reports on Form 8-K

      The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      None.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September, 2001.

                            JACK HENRY & ASSOCIATES, INC., Registrant

                            By  /s/ Michael E. Henry
                                --------------------
                                Michael E. Henry
                                Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 Signature                  Capacity                       Date

 /s/ Michael E. Henry       Chairman of the                September 25, 2001
 Michael E. Henry           Board and Chief
                            Executive Officer
                            and Director

 /s/ Terry W. Thompson      President and                  September 25, 2001
 Terry W. Thompson          Chief Operating
                            Officer

 /s/ John W. Henry          Vice Chairman, Senior          September 25, 2001
 John W. Henry              Vice President and
                            Director

 /s/ Jerry D. Hall          Executive Vice                 September 25, 2001
 Jerry D. Hall              President and
                            Director

 /s/ Kevin D. Williams      Treasurer and                  September 25, 2001
 Kevin D. Williams          Chief Financial Officer
                            (Principal Accounting Officer)

 /s/ James J. Ellis         Director                       September 25, 2001
 James J. Ellis

 /s/ Burton O. George       Director                       September 25, 2001
 Burton O. George

 /s/ George R. Curry        Director                       September 25, 2001
 George R. Curry