Form 10-Q
period 2001-09-30
HENRY JACK & ASSOCIATES INC
filed 2001-11-14
CIK 779152

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

 (Mark One)
   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

                                      OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ________________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 30, 2001
 ----------------------------               -----------------------------
 Common Stock, $.01 par value                       88,829,012

                        JACK HENRY & ASSOCIATES, INC.


                                  CONTENTS


                                                                 Page No.
                                                                 --------

 PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

           Condensed Consolidated Balance Sheets -
            September 30, 2001, (Unaudited) and June
            30, 2001                                              3 - 4

           Condensed Consolidated Statements of
            Income for the Three Months Ended
            September 30, 2001 and 2000 (Unaudited)                 5

           Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended September 30,
            2001 and 2000 (Unaudited)                               6

           Notes to the Condensed Consolidated Financial
            Statements (Unaudited)                                7 - 10

      Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition                                        11 - 13

      Item 3 - Quantitative and Qualitative Disclosure
                about Market Risk                                  13

 Part II.     OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of
               Security Holders                                    14

 Part I.  Financial Information
 Item 1.  Financial Statements


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)



                                              September 30,
                                                  2001          June 30,
                                               (Unaudited)        2001
                                                 -------        -------
         ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                      $ 45,008       $ 18,589
 Investments, at amortized cost                      994            985
 Trade receivables                                78,060        116,573
   Income taxes receivable                             -            537
   Prepaid cost of product                        15,998         17,191
   Prepaid expenses and other                     16,625         17,425
   Deferred income taxes                             750            750
                                                 -------        -------
         Total                                  $157,435       $172,050

 PROPERTY AND EQUIPMENT                         $187,139       $176,193
   Accumulated depreciation                       42,258         37,754
                                                 -------        -------
                                                $144,881       $138,439

 OTHER ASSETS:
 Goodwill, net of amortization                  $ 33,047       $ 33,047
   Customer relationships, net of amortization  $ 65,480       $ 68,342
 Computer software, net of amortization            5,856          5,806
   Prepaid cost of product                        12,843         12,007
 Other non-current assets                          3,693          3,430
                                                 -------        -------
          Total                                 $120,919       $122,632
                                                 -------        -------
          Total assets                          $423,235       $433,121
                                                 =======        =======

                                              September 30,
                                                  2001          June 30,
                                               (Unaudited)        2001
                                                 -------        -------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable                              $ 12,511        $17,846
  Accrued expenses                                 6,255          9,595
  Accrued income taxes                             7,113              -
    Current portion of long-term debt                 87             87
    Deferred revenues                             62,469         79,490
                                                 -------        -------
          Total                                 $ 88,435       $107,018

  LONG-TERM DEBT                                     206            228
  DEFERRED REVENUES                               16,735         15,514
  DEFERRED INCOME TAXES                            7,413          7,857
                                                 -------        -------
  Total liabilities                            $ 112,789       $130,617

  STOCKHOLDERS' EQUITY:

  Preferred stock - $1 par value;
    500,000 shares authorized;
    none issued                                        -              -
  Common stock - $0.01 par value;
    250,000,000 shares authorized;
    89,077,012 issued @ 9/30/01
    88,846,710 issued @ 6/30/01                 $    891       $    888
  Less treasury stock at cost;
       285,000 shares @ 9/30/01
       0 shares @ 6/30/01                         (5,965)             -
    Additional paid-in capital                   147,171        145,211
  Retained earnings                              168,349        156,405
                                                 -------        -------
  Total stockholders' equity                    $310,446       $302,504
                                                 -------        -------
  Total liabilities and
   stockholders' equity                         $423,235       $433,121
                                                 =======        =======

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                        JACK HENRY & ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                           Three Months Ended
                                               September 30,
                                            2001            2000
                                           ------          ------
 REVENUES

  Software licensing and installation     $22,270         $23,512
  Support and service                      41,606          30,446
  Hardware sales                           22,256          23,050
                                           ------          ------
       Total                              $86,132         $77,008


 COST OF SALES

  Cost of hardware                        $14,879         $15,969
  Cost of services                         32,204          26,407
                                           ------          ------
       Total                              $47,083         $42,376
                                           ------          ------

 GROSS PROFIT                             $39,049         $34,632
                                              45%             45%

 OPERATING EXPENSES

  Selling and marketing                   $ 6,569         $ 7,655
  Research and development                  2,910           2,383
  General and administrative                7,505           5,906
                                           ------          ------
       Total                              $16,984         $15,944
                                           ------          ------
 OPERATING INCOME                         $22,065         $18,688

 OTHER INCOME (EXPENSE)
   Interest income                        $   819         $   560
   Interest expense                           (47)           (679)
                                           ------          ------
       Total                             $    772         $  (119)
                                           ------          ------

 INCOME BEFORE INCOME TAXES               $22,837         $18,569

 PROVISIONS FOR INCOME TAXES                8,221           6,685
                                           ------          ------
 NET INCOME                               $14,616         $11,884
                                           ======          ======

 Diluted net income per share             $   .16         $   .13
                                           ======          ======

 Diluted weighted average shares
 outstanding                               92,724          89,091
                                           ======          ======

 Basic net income per share               $   .16         $   .14
                                           ======          ======

 Basic weighted average shares
 outstanding                               88,952          84,310
                                           ======          ======

       The accompanying notes are an integral part of these condensed consolidated financial statements.

               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                                   Three Months Ended
                                                     September 30,
                                                   2001           2000
                                                 -------        -------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Income from operations                         $ 14,616       $ 11,884

 Adjustments to reconcile income from
  operations to cash from operating
  activities
  Depreciation                                     4,570          2,235
  Amortization                                     1,777          2,334
  Deferred income taxes                             (444)             -
  Other                                             (136)          (106)
  Changes in:
    Trade receivables                             38,513         28,985
    Prepaid expenses and other                     3,155         (1,883)
    Accounts payable                              (9,093)        (2,785)
    Accrued expenses                              (3,340)        (2,775)
    Accrued income taxes (including tax
     benefit from exercise of stock options)       7,562          7,548
    Deferred revenues                            (15,800)        (7,944)
                                                 -------        -------
    Net cash from operations                    $ 41,380       $ 37,493


 CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                        $(11,222)      $(11,114)
     Proceeds from note receivable                    50            250
     Computer software developed/purchased          (402)          (209)
     Other, net                                        -              6
                                                 -------        -------
      Net cash from investing activities        $(11,574)      $(11,067)

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common
     stock upon exercise of stock options       $  1,318       $  1,012
    Proceeds from sale of common stock, net          196         60,517
    Short-term borrowings, net                         -        (70,500)
    Principal payments on notes payable              (22)           (41)
    Purchase of treasury stock                    (2,207)             -
    Dividends paid                                (2,672)        (2,146)
                                                 -------        -------
      Net cash from financing activities        $( 3,387)      $(11,158)
                                                 -------        -------

 NET INCREASE IN CASH AND CASH EQUIVALENTS      $ 26,419       $ 15,268
    Cash and cash equivalents at
      beginning of period                         18,589          5,186
                                                 -------        -------
    Cash and cash equivalents at
      end of period                             $ 45 008       $ 20,454
                                                 =======        =======


 Net cash paid (received) from income taxes of $566 and $(1,391) for the three months ended September 30, 2001 and 2000, respectively.

 The Company paid interest of $42 and $990 for the three months ended September 30, 2001 and 2000, respectively.

 Non Cash Financing Activities
 -----------------------------
 Treasury stock was purchased for $5,965,000, of which $3,758,000 was payable at September 30, 2001.

       The accompanying notes are an integral part of these condensed consolidated financial statements.

               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 1.  Summary of Significant Accounting Policies

   Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with computer equipment (hardware) and by providing the conversion and software customization services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.

   Consolidation - The consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

   Comprehensive Income - Comprehensive income for each of the three-month periods ended September 30, 2001 and 2000, equals the Company's net income.

   Common Stock Split - Prior period share and per share data have been adjusted for the 100% stock dividend paid March 2, 2001.

   Reclassification - Where appropriate, prior period's financial information has been reclassified to conform with the current period's presentation.

   Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2001.


 2.  New Accounting Standard

   Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management has not completed the process of evaluating the impact that this statement will have on the Company's financial position or results of operation.


 3.  Interim Financial Statements

   The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K, for the year ended June 30, 2001.

   In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the three month period then ended.

   The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.


 4.  Additional Interim Footnote Information

   The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the three months ended September 30, 2001:

 Stock Repurchase Program

   On September 21, 2001, the Board of Directors approved a program to repurchase up to 3,000,000 shares of common stock. 285,000 shares were purchased for $5,965,000, of which $3,758,000 was payable at September 30, 2001 with the balance subsequently paid.


 5.  Shares used in computing net income per share

                                               (In Thousands)
                                            Three Months Ended
                                               September 30,
                                           2001             2000
                                          ------           ------

  Weighted average number of common
    shares outstanding - basic            88,952           84,310

  Common stock equivalents                 3,772            4,781
                                          ------           ------
  Weighted average number of common
    and common equivalent shares
    outstanding - diluted                 92,724           89,091
                                          ======           ======


   Per share information is based on the weighted average number of common shares outstanding for the three month period ended September 30, 2001 and 2000. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


 6.  Business Segment Information

   The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installa-tions) for banks and credit unions. The Company evaluates the performance of the banking and credit union segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenues.


                                          (In Thousands)
                                        Three Months Ended
                                           September 30,
                                       2001             2000
                                      ------           ------
     Revenues:

     Bank systems and services       $73,171          $70,399
     Credit union systems and
       services                       12,961            6,609
                                      ------           ------
          Total                      $86,132          $77,008
                                      ======           ======


     Gross Profit:

     Bank systems and services       $34,173          $34,589
     Credit union systems and
       services                        4,876               43
                                      ------           ------
          Total                      $39,049          $34,632
                                      ======           ======


 The Company has not disclosed asset information by segment, as the informa-tion is not produced internally and its preparation is impracticable.


 7.  Goodwill and Intangible Assets

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill and tradenames are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the first step of the transitional impairment test for tradenames with indefinite useful lives and have determined that no potential impairment exists. The Company is required to complete the first step of the transitional impairment test for goodwill and finite life intangible assets within six months of adoption of SFAS No.142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Had the Company been accounting for its goodwill and tradenames under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:


                                                Three Months Ended
                                                   September 30,
                                               2001            2000
                                              ------          ------
  Reported net income                        $14,616         $11,884
  Add back goodwill amortization, net
    of tax                                         -             199
                                              ------          ------
  Pro forma adjusted net income              $14,616         $12,083
                                              ======          ======

  Diluted net income per share               $   .16         $   .13
  Goodwill amortization, net of tax                -               -
                                              ------          ------
  Pro forma diluted net income per share     $   .16         $   .14
                                              ======          ======

  Basic net income per share                 $   .16         $   .14
  Goodwill amortization of tax                     -               -
                                              ------          ------
  Pro forma basic net income per share       $   .16         $   .14
                                              ======          ======

 The allocation of assets following SFAS 142 as of June 30, 2001 and September 30, 2001 is summarized in the following table:


                        September 30, 2001             June 30, 2001
                   --------------------------    -------------------------
                   Gross                         Gross
                   Carrying       Accumulated    Carrying      Accumulated
                   Amount        Amortization    Amount       Amortization
                   ----------    ------------    -----------  ------------
 Goodwill         $32,355,000     $ 3,007,000    $32,355,000   $ 3,007,000

 Tradenames       $ 3,915,000     $   216,000    $ 3,915,000   $   216,000


 Intangible assets with finite lives:

 Customer
   Relationships  $86,965,000     $21,485,000    $90,612,000   $22,270,000

 Estimated fiscal year amortization expense is as follows:

        2002          $6,032,000
        2003          $5,665,000
        2004          $5,311,000
        2005          $4,738,000
        2006          $4,476,000

 Item 2. - Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

 RESULTS OF OPERATIONS

 Background and Overview

   The Company is a leading provider of integrated computer systems to banks with under $10 billion of total assets, credit unions and other financial institutions in the United States. We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer interaction processes. We believe our solutions enable our customers to provide better service to their customers and compete more effectively against larger banks and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion, hardware and software installation and software customization for the implementation of our systems and applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue.

 A detailed discussion of the major components of the results of operations for the three months ended September 30, 2001, as compared to the same period in the previous year follows:


 Revenues

   Revenues increased 12% to $86,132,000 for the three months ended September 30, 2001. The increase is attributable to our continuous growth in support and services for in-house and outsourcing revenue streams which increased 37% over the same period in the previous year. Software licensing and installation decreased 5% along with hardware sales decreasing 3%. Both of these slight decreases are due primarily to the September 11th terrorist attacks which for a period restricted the sales and installation teams from calling on customers and delayed the shipment of products to our customers. We believe the interruption in our normal order flow process is temporary, and our sales pipeline remains healthy.

   The backlog of sales at September 30, 2001 was $128,942,000 ($49,812,000 in-house and $79,130,000 outsourcing). This is up slightly from the June 30, 2001 level, and is consistent with management's expectations for the first quarter. Backlog at October 31, 2001 was $129,978,000.

 Cost of Sales

   The 11% increase in cost of sales for the first quarter of fiscal year 2002 is consistent with the increase in revenues. Cost of hardware decreased 7%, slightly more than the decrease of 3% in hardware revenue. Cost of services increased 22%, which is also fairly consistent with the increase in non-hardware revenue of 18%.

 Gross Profit

   Gross profit increased $4,417,000 for the three months ended September 30, 2001, a 13% increase from last year. The gross margin percentage was 45% of sales for both three month periods.

 Operating Expenses

   Total operating expenses increased 7%. Selling expenses decreased 14% which is a direct reflection of the decrease in software, installation and hardware revenues as a result of the events of September 11th. Research & development increased 22% due to continued development and refinement of new and existing products. General & administrative expenses increased 27%, supporting the overall growth of the Company.

 Other Income (Expense)

   Other income for the three months ended September 30, 2001 reflects a significant increase when compared to the same period last year. This is primarily due to net interest expense last year from short-term borrowing compared to net interest income this year from cash investments.

 Provision for Income Taxes

   An effective tax rate of 36% was utilized for the three months ended September 30, 2001 and 2000.

 Net Income

   Net income for the first quarter was $14,616,000, or $.16 per share compared to $11,884,000, or $.13 per share in the same period last year.


 Business Segment Discussion

   Revenues in the bank systems and services business segment increased 4% from $70,399,000 to $73,171,000 for the three months ended September 30, 2000 and 2001, respectively. Gross profit decreased 1% from $34,589,000 in the first quarter of the previous year to $34,173,000 in the current first quarter, while gross margins decreased slightly in the current first quarter compared to the same quarter in the previous year to 47% from 49%.

   Revenues in the credit union systems and services business segment increased 96% from $6,609,000 to $12,961,000 for the three months ended September 30, 2000 and 2001, respectively. Gross profit increased significantly from $43,000 in the first quarter of the previous year to $4,876,000 in the current first quarter, while gross margins also increased significantly in the current first quarter compared to the same quarter in the previous year to 38% from 1%. This significant increase is due to stronger core system sales in the current period compared to the previous year.


 FINANCIAL CONDITION

 Liquidity

   The Company's cash and cash equivalents and investments increased to $46,002,000 at September 30, 2001, from $19,574,000 at June 30, 2001. This reflects the seasonal influx of cash due to the receipt of annual maintenance fees billed June 30, 2001.

   JHA has available credit lines totaling $58,000,000, although the Company expects additional borrowings to be minimal during fiscal year 2002. The Company currently has no short-term obligations outstanding. Short-term borrowings were all retired with the proceeds from the secondary offering on August 16, 2000.

 Capital Requirements and Resources

   JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $11,222,000 for the three months ended September 30, 2001, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA, excluding acquisition costs, could exceed $50,000,000 for fiscal year 2002.

   The Company paid a $.03 per share cash dividend on September 20, 2001 to stockholders of record on September 6, 2001 which was funded from operations. In addition, the Company's Board of Directors, subsequent to September 30, 2001, declared a quarterly cash dividend of $.03 per share on its common stock payable December 4, 2001 to stockholders of record on November 20, 2001. This dividend will be funded out of cash generated by operations.

 Forward Looking Statements

   The Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.

 CONCLUSION

   JHA's results of operations and its financial position continued to be favorable during the three months ended September 30, 2001. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.



 Item 3.  Quantitative and Qualitative Disclosure about Market Risk

   Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers, interest risk on investments in U.S. government securities and long-term debt. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these exposures will not have a material adverse effect on our consolidated financial position or results of operations.


 PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 30, 2001, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:
                                       For                 Withheld
                                    ----------            ----------
   John W. Henry                    67,773,120            15,274,272
   Jerry D. Hall                    68,303,290            14,744,102
   Michael E. Henry                 68,498,857            14,548,535
   James J. Ellis                   82,654,670               392,722
   Burton O. George                 82,639,807               407,585
   George R. Curry                  82,553,269               494,123

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                           JACK HENRY & ASSOCIATES, INC.


 Date: November 14, 2001                   /s/ Michael E. Henry
       -----------------                   --------------------
                                           Michael E. Henry
                                           Chairman of the Board
                                           Chief Executive Officer


 Date: November 14, 2001                   /s/ Kevin D. Williams
       -----------------                   --------------------
                                           Kevin D. Williams
                                           Chief Financial Officer