Form 10-Q
period 2001-12-31
HENRY JACK & ASSOCIATES INC
filed 2002-02-14
CIK 779152

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

 (Mark One)
   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001
                                OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

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

                                 417-235-6652
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at January 31, 2002
 ----------------------------               -------------------------------
 Common Stock, $.01 par value                         89,345,895

                        JACK HENRY & ASSOCIATES, INC.


                                  CONTENTS


                                                                 Page No.
                                                                 --------

 PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 2001, (Unaudited) and June
            30, 2001                                              3 - 4

           Condensed Consolidated Statements of
            Income for the Three and Six Months Ended
            December 31, 2001 and 2000 (Unaudited)                  5

           Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended
            December 31, 2001 and 2000 (Unaudited)                  6

           Notes to the Condensed Consolidated Financial
            Statements (Unaudited)                                7 - 11

      Item 2 - Management's Discussion and Analysis of
           Results of Operations and Financial Condition         11 - 15

      Item 3 - Quantitative and Qualitative Disclosure
           about Market Risk                                       16

 Part I.  Financial Information
 Item 1.  Financial Statements


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)



                                               December 31,
                                                  2001         June 30,
                                               (Unaudited)       2001
                                                --------       --------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                   $  36,832      $  18,589
   Investments, at amortized cost                    997            985
   Trade receivables                              91,338        116,573
   Income taxes receivable                             -            537
   Prepaid cost of product                        17,641         17,191
   Prepaid expenses and other                     11,755         17,425
   Deferred income taxes                             750            750
                                                --------       --------
         Total                                 $ 159,313      $ 172,050

 PROPERTY AND EQUIPMENT                        $ 205,631      $ 176,193
   Accumulated depreciation                       47,436         37,754
                                                --------       --------
                                               $ 158,195      $ 138,439

 OTHER ASSETS:
   Goodwill                                    $  31,830       $ 29,348
   Other intangible assets, net of amortization   68,116         72,041
   Computer software, net of amortization          5,965          5,806
   Prepaid cost of product                        14,870         12,007
   Other non-current assets                        4,222          3,430
                                                --------       --------
         Total                                 $ 125,003      $ 122,632
                                                --------       --------
         Total assets                          $ 442,511      $ 433,121
                                                ========       ========

                                               December 31,
                                                  2001         June 30,
                                               (Unaudited)       2001
                                                --------       --------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                            $   9,236      $  17,846
   Accrued expenses                                8,463          9,595
   Accrued income taxes                            2,345              -
   Current portion of long-term debt                  87             87
   Deferred revenues                              66,606         79,490
                                                --------       --------
         Total                                 $  86,737      $ 107,018

 LONG-TERM DEBT                                      184            228
 DEFERRED REVENUES                                19,261         15,514
 DEFERRED INCOME TAXES                             7,372          7,857
                                                --------       --------
         Total liabilities                     $ 113,554      $ 130,617


 STOCKHOLDERS' EQUITY:
   Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                       -              -
   Common stock - $0.01 par value;
     250,000,000 shares authorized;
     89,646,205 issued @ 12/31/01
     88,846,710 issued @ 6/30/01               $     896      $     888
   Less treasury stock at cost;
      318,549 shares @ 12/31/01
      0 shares @ 6/30/01                          (6,708)            -
   Additional paid-in capital                    156,053        145,211
   Retained earnings                             178,716        156,405
                                                --------       --------
         Total stockholders' equity            $ 328,957      $ 302,504
                                                --------       --------
         Total liabilities and
          stockholders' equity                 $ 442,511      $ 433,121
                                                ========       ========

      The accompanying notes are an integral part of these condensed consolidated financial statements.


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                   Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                   ------------------      --------------------
                                    2001        2000        2001          2000
                                   ------      ------      -------      -------
 REVENUES
   Licensing and installation     $22,874     $24,536     $ 45,144     $ 48,048
   Support and services            41,888      32,266       83,494       62,712
   Hardware sales                  26,783      23,930       49,039       46,980
                                   ------      ------      -------      -------
          Total                   $91,545     $80,732     $177,677     $157,740

 COST OF SALES
   Cost of hardware                18,371      15,635       33,250       31,604
   Cost of services                34,163      30,330       66,367       56,737
                                   ------      ------      -------      -------
          Total                   $52,534     $45,965     $ 99,617     $ 88,341
                                   ------      ------      -------      -------

 GROSS PROFIT                     $39,011     $34,767     $ 78,060     $ 69,399
                                      43%         43%          44%          44%

 OPERATING EXPENSES
   Selling and marketing            6,975       5,743       13,544       13,398
   Research and development         3,543       2,828        6,453        5,211
   General and administrative       8,657       6,363       16,162       12,269
                                   ------      ------      -------      -------
          Total                   $19,175     $14,934     $ 36,159     $ 30,878
                                   ------      ------      -------      -------

 OPERATING INCOME                 $19,836     $19,833     $ 41,901     $ 38,521

 OTHER INCOME (EXPENSE)
   Interest income                    571         388         1390          948
   Interest expense                   (41)        (96)        ( 88)        (775)
                                   ------      ------      -------      -------
          Total                   $   530   $     292     $  1,302     $    173
                                   ------      ------      -------      -------

 INCOME BEFORE INCOME TAXES       $20,366     $20,125     $ 43,203     $ 38,694


 PROVISIONS FOR INCOME TAXES        7,332       7,245       15,553       13,930
                                   ------      ------      -------      -------

 NET INCOME                       $13,034     $12,880     $ 27,650     $ 24,764
                                   ======      ======      =======      =======

 Diluted net income per share     $   .14     $   .14     $    .30     $    .27
                                   ======      ======      =======      =======

 Diluted weighted average
   shares outstanding              92,247      91,667       92,485       90,379
                                   ======      ======      =======      =======

 Basic net income per share       $   .15     $   .15     $    .31     $    .29
                                   ======      ======      =======      =======

 Basic weighted average
   shares outstanding              88,982      86,517       88,967       85,413
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


          JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                   -----------------------
                                                     2001           2000
                                                   --------       --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $  27,650       $ 24,764
   Adjustments to reconcile net income
    to cash from operating activities:
    Depreciation                                      9,921          5,233
    Deferred income taxes                               (57)         1,301
    Other                                              (486)           (83)
    Changes in:
      Trade receivables                              25,235         14,206
      Prepaid expenses and other                     (3,113)        (5,716)
      Accounts payable                               (8,610)        (1,952)
      Accrued expenses                               (1,442)        (1,900)
      Accrued income taxes (including tax benefit
        from exercise of stock options)               6,284          8,765
      Deferred revenues                              (9,137)        (5,193)
                                                   --------       --------
      Net cash from operating activities          $  49,550      $  44,104

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                        $ (23,145)      $(28,656)
      Computer software developed/purchased            (402)          (607)
      Payment for acquisition, net                   (2,923)             -
      Purchase of investment                           (996)             -
      Proceeds from maturity of investments           1,000              -
      Other, net                                         30            (92)
                                                   --------       --------
        Net cash from investing activities        $ (26,436)     $(29,355)


  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock
        upon exercise of stock options            $   6,830      $   9,861
      Proceeds from sale of common stock, net           391         60,922
      Short-term borrowings, net                          -        (70,500)
      Principal payments on notes payable               (45)           (80)
      Purchase of treasury stock                     (6,708)             -
      Dividends paid                                 (5,339)        (4,306)
                                                   --------       --------
        Net cash from financing activities        $  (4,871)     $  (4,103)
                                                   --------       --------

  NET INCREASE IN CASH AND CASH EQUIVALENTS       $  18,243      $  10,646

      Cash and cash equivalents at
        beginning of period                          18,589          5,186
                                                   --------       --------
      Cash and cash equivalents at
        end of period                             $  36,832      $  15,832
                                                   ========       ========


 Net cash paid for income taxes was $9,312 and $3,338 for the six months ended December 31, 2001 and 2000, respectively.

 The Company paid interest of $72 and $1,048 for the six months ended December 31, 2001 and 2000, respectively.


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

      Comprehensive Income - Comprehensive income for each of the six-month periods ended December 31, 2001 and 2000, equals the Company's net income.

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


 2.  New Accounting Standard

   Statement of Financial Accounting Standards("SFAS")No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (July 1, 2002 for JHA), and interim periods within those fiscal years, with early application encouraged. Management has not completed the process of evaluating the impact that this statement will have on the Company's consolidated financial position or results of operations.


 3.  Interim Financial Statements

   The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K, for the year ended June 30, 2001.

   In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations for the three and six month periods then ended and its cash flows for the six months ended December 31, 2001.

   The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


 4.  Additional Interim Footnote Information

   The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the six months ended December 31, 2001:

 Stock Repurchase Program

   On September 21, 2001, the Board of Directors approved a program to repurchase up to 3.0 million shares of common stock. To date 318,549 shares have been purchased for $6.7 million.

 Acquisition of System Legacy Solutions, Inc. (SLS)

   On December 1, 2001, the Company acquired all the outstanding shares of SLS for $3.0 million in cash. SLS provides technology to convert data from legacy systems into formats that can be used by newer technologies. The purchase price for SLS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.48 million and to software $.45 million, which is being amortized on a straight-line basis over 10 years.

 5.  Shares used in computing net income per share


                                             (In Thousands)
                                  Three Months Ended  Six Months Ended
                                    December 31,        December 31,
                                   ---------------   -----------------
                                    2001    2000       2001      2000
                                   ------  ------     ------    ------
    Weighted average number
      of common shares
      outstanding - basic          88,982  86,517     88,967    85,413

    Common stock equivalents        3,265   5,150      3,518     4,966
                                   ------  ------     ------    ------
    Weighted average number
      of common and common
      equivalent shares
      outstanding - diluted        92,247  91,667     92,485    90,379
                                   ======  ======     ======    ======


   Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2001 and 2000. Stock options have been included in the calculation of income per share to the extent they are dilutive. Reconciliation from basic to diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.


 6.  Business Segment Information

   The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or outsourced installations)
 for banks and credit unions.   The Company evaluates the performance of  the
 banking and credit union segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenues.
                                                 (In Thousands)
                                   Three Months Ended   Six Months Ended
                                      December 31,        December 31,
                                     ---------------   -----------------
                                      2001     2000     2001      2000
                                     ------   ------   -------   -------
 Revenues:

 Bank systems and services          $77,260  $69,541  $150,431  $139,940

 Credit union systems and services   14,285   11,191    27,246    17,800
                                     ------   ------   -------   -------
           Total                    $91,545  $80,732  $177,677  $157,740
                                     ======   ======   =======   =======

 Gross Profit:

 Bank systems and services          $34,657  $30,952  $ 68,830  $ 65,541

 Credit union systems and services    4,354    3,815     9,230     3,858
                                     ------   ------   -------   -------
           Total                    $39,011  $34,767  $ 78,060  $ 69,399
                                     ======   ======   =======   =======

 7.  Goodwill and Other Intangible Assets

 The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill and tradenames are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment test for tradenames with indefinite useful lives during the quarter ended September 30, 2001, and for goodwill during the quarter ended December 31, 2001, and has determined that no impairment exists. Had the Company been accounting for its goodwill and tradenames under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been adjusted as follows:


                                    (In Thousands, Except Per Share Data)
                                    Three Months Ended   Six Months Ended
                                      December 31,        December 31,
                                     ---------------   -----------------
                                      2001     2000     2001      2000
                                     ------   ------   ------    ------
 Reported net income                $13,034  $12,880  $27,650   $24,764

 Goodwill and tradenames
   amortization, net of tax               -      277        -       553
                                     ------   ------   ------    ------
 Adjusted net income                $13,034  $13,157  $27,650   $25,317
                                     ======   ======   ======    ======

 Reported diluted net
   income per share                 $   .14  $   .14  $   .30   $   .27

 Goodwill and tradenames
   amortization, net of tax               -        -        -       .01
                                     ------   ------   ------    ------
 Adjusted diluted net
   income per share                 $   .14  $   .14  $   .30   $   .28
                                     ======   ======   ======    ======
 Reported basic net
   income per share                 $   .15  $   .15  $   .31   $   .29

 Goodwill and tradenames
   amortization, net of tax               -        -        -       .01
                                     ------   ------   ------    ------
 Adjusted basic net
   income per share                 $   .15  $   .15  $   .31   $   .30
                                     ======   ======   ======    ======


 Changes in the carrying amount of goodwill for the six months ended December 31, 2001, by reportable segments, are as follows:

                                                  (In Thousands)
                                     Banking          Credit
                                     Systems      Union Systems
                                       and             and
                                     Services        Services     Total
                                      ------          ------      ------
      Balance, July 1, 2001          $10,820         $18,528     $29,348

      Goodwill acquired during
        the period                   $ 2,482               -     $ 2,482
                                      ------          ------      ------
      Balance, December 31, 2001     $13,302         $18,528     $31,830
                                      ======          ======      ======


 Information regarding our other intangible assets is as follows:

                                       (In Thousands)
                      December 31, 2001                 June 30, 2001
               ------------------------------  -------------------------------
               Carrying  Accumulated           Carrying  Accumulated
                Amount   Amortization   Net     Amount   Amortization     Net
                ------      ------     ------    ------     ------      ------
 Customer
 Relation-
 ships         $87,089    ($22,672)   $64,417   $90,612   ($22,270)    $68,342

 Tradenames      3,915        (216)     3,699     3,915       (216)      3,699
                ------      ------     ------    ------     ------      ------
 Totals        $91,004    ($22,888)   $68,116   $94,527   ($22,486)    $72,041


 Tradenames have been determined to have indefinite lives and therefore as of July 1, 2001 are no longer amortized. Customer relationships have lives ranging from 3 to 20 years.

 Amortization expense for other intangible assets was $1,528 and $2,345 for the three month and $3,305 and $4,679 for the six month periods ended December 31, 2001 and 2000, respectively.

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

 A detailed discussion of the major components of the results of operations for the three and six month periods ended December 31, 2001, as compared to the same period in the previous year follows (In Millions, Except Per Share
 Data):

 Revenues

   Revenues increased 13% to $91.5 for the three months ended December 31, 2001 from $80.7 for the same period last year. Non-hardware revenues increased 14% to $64.8, accounting for 71% of second quarter 2002 revenues, compared to $56.8 in the second quarter a year ago, representing 70% of revenue. The Support and services revenues increased 30% to $41.9 for the three months ended December 31, 2001 compared to $32.3 in the same period in the previous year. Licensing and installation revenues decreased 7% from $24.6 for the three months ended December 31, 2000 to $22.9 for the three months ended December 31, 2001. Hardware sales grew 12% to $26.8 or 29% of total revenues for the second quarter compared to $23.9 or 30% of total revenues in the same period in the previous year.

    For the six months ended December 31, 2001, total revenues grew 13% to $177.7 compared to $157.7 in the first half of fiscal 2001. Non-hardware revenues increased 16% to $128.6 compared to $110.8, and support and services rose 33% to $83.5 with licensing and installation revenues decreasing 6% at $45.1. For the six months ended December 31, 2001, hardware sales increased 4% to $49.0 compared to $47.0 a year ago.

   Support and services revenue growth for the three and six months ended December 31, 2001 is attributable to continuing growth in both in-house and outsourcing services, much of which is recurring revenue. We believe that the decline in licensing and installation revenue is due to customers postponing investments this fall, as a result of general weakness in the economy and the tragic events of September 11th. The increase in hardware sales for the three and six months ended December 31, 2001 is primarily due to hardware upgrades and new hardware related to complementary software products.

   Our backlog increased at December 31, 2001 to $132.1 ($52.3 in-house and $79.8 outsourcing) from $128.9 ($49.8 in-house and $79.1 outsourcing) at September 31, 2001 and $110.8 ($44.7 in-house and $66.1 outsourcing) at December 31, 2000. Backlog at January 31, 2002 was $134.4 ($56.7 in-house and $77.7 outsourcing)


 Cost of Sales

   Cost of sales increased 14% for the three months ended December 31, 2001. Cost of services increased 12%, while the cost of hardware increased 17% over the same three month period last year.

   Cost of sales increased 13% for the first six months of fiscal 2002. Cost of services increase 17%, while the cost of hardware increased 5% over the same six months last year.

   For the three and six months period ended December 31, 2001 cost of sales has increased consistently with the increase in revenue along with the cost of services increasing consistently with non-hardware revenues. Cost of hardware increased more than the increase in hardware revenue, due to reduced incentives from hardware suppliers. Incentives from suppliers are adjusted during the fourth calendar quarter annually based on prior year volumes.

 Gross Profit

   Gross profit was up 12% for the three months ended December 31, 2001 to $39.0 or 43% of total revenues, compared to $34.8 or 43% of revenues in the second quarter a year ago. Non-hardware margin was flat at 47% for this quarter and the same quarter last year. Hardware margin was 31% compared to 35% in the second quarter a year ago, due to reduced incentives from hardware suppliers.

   For the six months ended December 31, 2001, gross profit was up 12% to $78.1 or 44% of revenues compared to $69.4, also 44% of the revenues for the same period last year. Non-hardware margin was 48% or $62.3 in the first half of fiscal 2002, compared to 49% or $54.0 for the same period last year. Hardware margin was 32% or $15.8 for the first six months this fiscal year compared to 33% or $15.4 for the same six months last year.

 Operating Expenses

   Total operating expenses increased 28% in the three months ended December 31, 2001 compared to the same period in the prior year. Selling and marketing expenses increased 21%, research and development expenses increased 25% and general and administrative expenses increased 36% in the same three month period.

   Total operating expenses increased 17% in the six months ended December 31, 2001 compared to the same period in the prior year. Selling and marketing increased 1%, research and development increased 24% and general and administrative increased 32% compared to the same six month period last year.

   Selling and marketing expense increased for the second quarter, but remained fairly flat for the first half of the fiscal year 2002. The fluctuation is attributable to the sales of different product mix and incentives. Research and development increased due to the new imaging products being available in the first half of fiscal year 2002. The direct costs associated with the development of our new imaging products, which were in general availability in October 2001 are now expensed as incurred and are no longer being capitalized as they were in fiscal 2001 during the development stage of the products. General and administrative expenses increased primarily due to employee benefits and depreciation expense. Depreciation and amortization expenses were higher due to capital investments made in fiscal 2001 for infrastructure expansion.
 Other Income (Expense)

   Other income for the three months ended December 31, 2001 reflects a significant increase of 81% when compared to the same period last year. Interest expense was half of last years' expense while interest income increased 45%.

   The net increase in other income of $1.1 for the first half of fiscal 2002 is primarily due to net interest expense last year from short-term borrowing compared to net interest income this year from cash investments.

 Net Income

   Net income for the second quarter was $13.0, or $.14 per diluted share compared to $12.9, or $.14 per diluted share in the same period last year.

   Net income  for the first  half of  fiscal 2002   was $27.6,  or $.30  per
 diluted share compared to $24.7, or $.27 per diluted share in the same period last year.

 Business Segment Discussion

   Revenues in the bank systems and services business segment increased 11% from $69.5 to $77.3 for the three months ended December 31, 2000 and 2001, respectively. Gross profit increased 12% from $30.9 in the second quarter of the previous year to $34.7 in the current second quarter, while gross margins stayed the same at 45% for current second quarter compared to the same quarter in the previous year. Gross margins remained unchanged primarily due to sales mix.

   Revenues in the credit union systems and services business segment increased 28% from $11.2 to $14.3 for the three months ended December 31, 2000 and 2001, respectively. Gross profit increased 14% from $3.8 in the second quarter of the previous year to $4.4 in the current second quarter, while gross margins decreased slightly in the current second quarter compared to the same quarter in the previous year to 31% from 34% due to sales mix.

  Revenues in the bank systems and services business segment increased 7% from $139.9 to $150.5 for the six months ended December 31, 2000 and 2001, respectively. Gross profit increased 5% from $65.5 for the six months ended December 31, 2000 to $68.8 for the six months ending December 31, 2001. Gross margins decreased slightly from 47% last year to date, to 46% in the first half of fiscal year 2002.

   Revenues in the credit union systems and services business segment increased 53% from $17.8 to $27.2 for the six months ended December 31, 2000 and 2001, respectively. Gross profit increased 139% from $3.8 in the six month period of the previous year to $9.2 in the current six month period, while gross margins increased from 22% to 34% for the six months ended
 December 31, 2000 and 2001, respectively. Increase in gross margin is primarily due to significant increase in revenue which allows better utilization of resources.


 FINANCIAL CONDITION

 Liquidity

   The Company's cash and cash equivalents and investments increased to $37.8 at December 31, 2001, from $19.6 at June 30, 2001.

   JHA has available credit lines totaling $58.0, although the Company expects additional borrowings to be minimal during fiscal year 2002.

 Capital Requirements and Resources

   JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $23.1 and $28.7 for the six month periods ended December 31, 2001 and 2000, respectively, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA, excluding acquisition costs, could exceed $50.0 for fiscal year 2002.

   The Company paid a $.03 per share cash dividend on December 4, 2001 to stockholders of record on November 20, 2001 which was funded from operations. In addition, the Company's Board of Directors, subsequent to December 31, 2001, declared a quarterly cash dividend of $.035 per share on its common stock payable February 28, 2002 to stockholders of record on February 13, 2002. This dividend will be funded by cash generated from operations.

 Forward Looking Statements

   The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.

 CONCLUSION

   JHA's results of operations and its financial position continued to be favorable during the six months ended December 31, 2001. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.

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



                                           JACK HENRY & ASSOCIATES, INC.


 Date: February 14, 2002                   /s/ Michael E. Henry
       -----------------                   --------------------
                                           Michael E. Henry
                                           Chairman of the Board
                                           Chief Executive Officer


 Date: February 14, 2002                   /s/ Kevin D. Williams
       -----------------                   --------------------
                                           Kevin D. Williams
                                           Treasurer and
                                           Chief Financial Officer