Form 10-Q
period 2002-03-31
HENRY JACK & ASSOCIATES INC
filed 2002-05-14
CIK 779152

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

 (Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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

                            Yes [ x ]   No [   ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at April 30, 2002
 ----------------------------               -----------------------------
 Common Stock, $.01 par value                       90,447,691

                       JACK HENRY & ASSOCIATES, INC.


                                 CONTENTS

                                                                 Page No.
                                                                 --------
 PART I.      FINANCIAL INFORMATION

      Item I - Financial Statements

           Condensed Consolidated Balance Sheets -
            March 31, 2002, (Unaudited) and June 30, 2001          3 - 4

           Condensed Consolidated Statements of
            Income for the Three and Nine Months Ended
            March 31, 2002 and 2001 (Unaudited)                      5

           Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended
            March 31, 2002 and 2001 (Unaudited)                      6

           Notes to the Condensed Consolidated Financial
            Statements (Unaudited)                                 7 - 12

      Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition                                         12 - 16

      Item 3 - Quantitative and Qualitative Disclosure
                about Market Risk                                   17


 Part II      OTHER INFORMATION

      Item 2 - Changes in Securities and Use of Proceeds            17

 Part I.  Financial Information
 Item 1.  Financial Statements


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)



                                                      March 31,
                                                  2002         June 30,
                                               (Unaudited)       2001
                                                --------       --------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                   $  47,808      $  18,589
   Investments, at amortized cost                    998            985
   Trade receivables                              76,947        116,573
   Income taxes receivable                           934            537
   Prepaid cost of product                        18,889         17,191
   Prepaid expenses and other                     10,595         17,425
   Deferred income taxes                           1,415            750
                                                --------       --------
         Total                                 $ 157,586      $ 172,050

 PROPERTY AND EQUIPMENT                        $ 220,489      $ 176,193
   Accumulated depreciation                       52,820         37,754
                                                --------       --------
                                               $ 167,669      $ 138,439

 OTHER ASSETS:
   Goodwill                                     $ 40,335       $ 29,348
   Other intangible assets, net of amortization   68,022         72,041
   Computer software, net of amortization          6,972          5,806
   Prepaid cost of product                        14,086         12,007
   Other non-current assets                        4,167          3,430
                                                --------       --------
         Total                                 $ 133,582      $ 122,632
                                                --------       --------
         Total assets                          $ 458,837      $ 433,121
                                                ========       ========


                                                      March 31,
                                                  2002         June 30,
                                               (Unaudited)       2001
                                                --------       --------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                            $   9,886      $  17,846
   Accrued expenses                                7,540          9,595
   Current portion of long-term debt                   -             87
   Deferred revenues                              60,399         79,490
                                                --------       --------
         Total                                 $  77,825      $ 107,018

 LONG-TERM DEBT                                        -            228
 DEFERRED REVENUES                                17,146         15,514
 DEFERRED INCOME TAXES                            14,706          7,857
                                                --------       --------
         Total liabilities                     $ 109,677      $ 130,617

 STOCKHOLDERS' EQUITY:
   Preferred stock - $1 par value;
     500,000 shares authorized;
     none issued                                       -              -
   Common stock - $0.01 par value;
     250,000,000 shares authorized;
     90,377,736 issued @ 03/31/02
     88,846,710 issued @ 6/30/01               $     904      $     888
   Less treasury stock at cost;
      318,549 shares @ 03/31/02
      0 shares @ 6/30/01                          (6,708)             -
   Additional paid-in capital                    165,823        145,211
   Retained earnings                             189,141        156,405
                                                --------       --------
         Total stockholders' equity            $ 349,160      $ 302,504
                                                --------       --------
         Total liabilities and
          stockholders' equity                 $ 458,837      $ 433,121
                                                ========       ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                              Three Months Ended      Nine Months Ended
                                                   March 31,              March  31,
                                               -----------------     ------------------
                                                2002       2001       2002        2001
                                               ------     ------     -------    -------
 REVENUES
   Licensing and installation                 $24,751    $26,233    $ 69,895   $ 74,281
   Support and services                        42,976     34,221     126,470     96,933
   Hardware sales                              24,825     32,357      73,864     79,337
   Customer reimbursements                      7,232      5,392      20,349     15,072
                                               ------     ------     -------    -------
          Total                               $99,784    $98,203    $290,578   $265,623

 COST OF SALES
   Cost of hardware                            17,243     22,962      50,493     54,566
   Cost of services                            35,217     30,167     101,584     86,904
   Customer reimbursement expenses              7,232      5,392      20,349     15,072
                                               ------     ------     -------    -------
          Total                               $59,692    $58,521    $172,426   $156,542
                                               ------     ------     -------    -------

 GROSS PROFIT                                 $40,092    $39,682    $118,152   $109,081

                                                  40%        40%         41%        41%
 OPERATING EXPENSES
   Selling and marketing                        7,766      7,328      21,310     20,726
   Research and development                     2,952      2,883       9,405      8,095
   General and administrative                   8,502      6,115      24,664     18,384
                                               ------     ------     -------    -------
          Total                               $19,220    $16,326    $ 55,379   $ 47,205
                                               ------     ------     -------    -------

 OPERATING INCOME                             $20,872    $23,356    $ 62,773   $ 61,876

 OTHER INCOME (EXPENSE)
    Interest income                               365        684       1,755      1,632
    Interest expense                              (53)       (74)       (141)      (848)
                                               ------     ------     -------    -------
          Total                               $   312    $   610    $  1,614   $    784
                                               ------     ------     -------    -------

 INCOME BEFORE INCOME TAXES                   $21,184    $23,966    $ 64,387   $ 62,660

 PROVISIONS FOR INCOME TAXES                    7,626      8,628      23,179     22,558
                                               ------     ------     -------    -------
 NET INCOME                                   $13,558    $15,338    $ 41,208   $ 40,102
                                               ======     ======     =======    =======

 Diluted net income per share                 $   .15    $   .17    $    .45   $    .44
                                               ======     ======     =======    =======

 Diluted weighted average shares outstanding   92,483     91,966      92,485     90,908
                                               ======     ======     =======    =======

 Basic net income per share                   $   .15    $   .17    $    .46   $    .46
                                               ======     ======     =======    =======

 Basic weighted average shares outstanding     89,608     87,935      89,181     86,254
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


          JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                           (Unaudited)

                                                   Nine Months Ended
                                                        March 31,
                                                 ----------------------
                                                  2002            2001
                                                 -------        -------
  CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                   $ 41,208       $ 40,102

   Adjustments to reconcile net income to
    cash from operating activities:
    Depreciation                                  15,250          8,667
    Amortization                                   5,015          7,001
    Deferred income taxes                          6,184          2,650
    Other                                            (76)           (13)
    Changes in:
      Trade receivables                           39,626         11,593
      Prepaid expenses and other                  (3,571)       (10,291)
      Accounts payable                            (7,960)           219
      Accrued expenses                            (2,266)        (2,327)
      Accrued income taxes (including tax
       benefit from exercise of stock options)     6,658         16,184
      Deferred revenues                          (17,459)        (6,170)
                                                 -------        -------
      Net cash from operating activities        $ 82,609       $ 67,615


  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                      $(37,752)      $(42,380)
      Computer software developed/purchased         (991)          (960)
      Payment for acquisition, net               (11,111)             -
      Purchase of investment                      (1,992)             -
      Proceeds from maturity of investments        2,000              -
      Other, net                                     170           (160)
                                                 -------        -------
        Net cash from investing activities      $(49,676)      $(43,500)


  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock
        upon exercise of stock options          $ 11,181       $ 12,274
      Proceeds from sale of common stock, net        600         61,130
      Short-term borrowings, net                       -        (70,500)
      Principal payments on notes payable           (315)          (108)
      Purchase of treasury stock                  (6,708)             -
      Dividends paid                              (8,472)        (6,952)
                                                 -------        -------
        Net cash from financing activities      $ (3,714)      $ (4,156)
                                                 -------        -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS     $ 29,219       $ 19,959

      Cash and cash equivalents
        at beginning of period                    18,589          5,186
                                                 -------        -------
      Cash and cash equivalents
        at end of period                        $ 47,808       $ 25,145
                                                 =======        =======

 Net cash paid for income taxes was $11,132 and $5,138 for the nine months ended March 31, 2002 and 2001, respectively.

 On January 1, 2002, 117,738 restricted shares of the Company's common stock valued at $2,400, was issued as a portion of the total consideration paid for the acquisition of Transcend System Group, Inc.

 The Company paid interest of $ 125 and $ 1,081 for the nine months ended March 31, 2002 and 2001, respectively.


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 1.  Summary of Significant Accounting Policies

      Description of the Company - Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company which has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software customization services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.

      Consolidation - The consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

      Comprehensive Income - Comprehensive income for each of the nine-month periods ended March 31, 2002 and 2001, equals the Company's net income.

      Reclassification  -   Where   appropriate,   prior   period   financial
 information has been reclassified to conform with the current period's presentation.

      Other Significant Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2001.


 2.  New Accounting Standard

      Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred", which requires that customer reimbursements received for direct cost paid to third parties and related expenses be characterized as revenue. Comparative financial statements for prior periods have been reclassified to provide consistenet presentation. For the three and nine month periods ended March 31, 2002 and 2001, the Company's has presented customer reimbursement revenue and expenses of $7.2 million and $5.4 million, and $20.3 million and $15.1 million, respectively, in accordance with Issue No. 01-14. Customer reimbursements represent direct costs paid to third parties primarily for data communication, travel and postage costs. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating income or net income.

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

   In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three and nine month periods then ended and its cash flows for the nine months ended March 31, 2002.

   The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


 4.  Additional Interim Footnote Information

   The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the nine months ended March 31, 2002:


 Stock Repurchase Program

   On September 21, 2001, the Board of Directors approved a program to repurchase up to 3.0 million shares of common stock. To date 318,549 shares have been purchased for $6.7 million.


 Acquisition of System Legacy Solutions, Inc. (SLS)

   On December 1, 2001, the Company acquired all the outstanding shares of SLS for $3.0 million in cash. SLS provides technology to convert data from legacy systems into formats that can be used by newer technologies. The purchase price for SLS was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.5 million and to software $.45 million, which is being amortized on a straight-line basis over 10 years.


 Acquisition of Transcend Systems Group, Inc.  (TSG)

   On January 1, 2002, the Company acquired all the outstanding shares of TSG for $7.3 million in cash and 117,738 restricted shares of the Company's Common Stock valued at $2.4 million, for a total consideration to the TSG shareholders of $9.7 million. The Company also advanced to TSG $851,000 for the repayment of bank debt and certain TSG obligations to its shareholders. TSG provides customer relationship management software and related services to financial institutions. The purchase price for TSG was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $8.5 million, software of $.93 million, and customer contracts of $1.1 million, of which software and customer contracts are being amortized on a straight-line basis over 10 years.


 5.  Shares used in computing net income per share

                                               (In Thousands)
                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                    ----------------     ----------------
                                     2002      2001       2002      2001
                                    ------    ------     ------    ------
      Weighted average number
      of common shares
      outstanding - basic           89,608    87,935     89,181    86,254

      Common stock equivalents       2,875     4,031      3,304     4,654
                                    ------    ------     ------    ------
      Weighted average number
      of common and common
      equivalent shares
      outstanding - diluted         92,483    91,966     92,485    90,908
                                    ======    ======     ======    ======


   Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2002 and 2001. Stock options have been included in the calculation of income per share to the extent they are dilutive.


 6.  Business Segment Information

   The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or outsourced installations) for banks and credit unions. The Company evaluates the performance of the banking and credit union segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenues. Revenue amounts in the following table are exclusive of the customer reimbursement amounts on the statement of income.

                                               (In Thousands)
                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                    ----------------     ------------------
                                     2002      2001       2002       2001
                                    ------    ------     -------    -------
      Revenues:

      Bank systems and services    $77,929   $78,662    $228,360   $218,602
      Credit union systems and
        services                    14,623    14,149      41,869     31,949
                                    ------    ------     -------    -------
           Total                   $92,552   $92,811    $270,229   $250,551
                                    ======    ======     =======    =======
      Gross Profit:

      Bank systems and services    $35,171   $35,879    $104,001   $101,420
      Credit union systems and
        services                     4,921     3,803      14,151      7,661
                                    ------    ------     -------    -------
           Total                   $40,092   $39,682    $118,152   $109,081
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

                                    (In Thousands, Except Per Share Data)

                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                    ----------------     ------------------
                                     2002      2001       2002       2001
                                    ------    ------     -------    -------
 Reported net income               $13,558   $15,338     $41,208    $40,102

 Goodwill and tradenames
   amortization, net of tax              -       277           -        830
                                    ------    ------     -------    -------
 Adjusted net income               $13,558   $15,615     $41,208    $40,932
                                    ======    ======     =======     ======

 Reported diluted net income
   per share                       $   .15   $   .17     $   .45    $   .44

 Goodwill and tradenames
   amortization, net of tax              -         -           -        .01
                                    ------    ------     -------    -------
 Adjusted diluted net income
   per share                       $   .15   $   .17     $   .45    $   .45
                                    ======    ======     =======    =======

 Reported basic net income
   per share                       $   .15   $   .17     $   .46    $   .46

 Goodwill and tradenames
   amortization, net of tax              -         -           -        .01
                                    ------    ------     -------    -------
 Adjusted basic net income
   per share                       $   .15   $   .18     $   .46    $   .47
                                    ======    ======     =======    =======

 Changes in the carrying amount of goodwill for the nine months ended March 31, 2002, by reportable segments, are as follows:

                                                    (In Thousands)

                                     Banking         Credit Union
                                     Systems and     Systems and
                                     Services        Services         Total
                                     --------        --------        -------
      Balance, July 1, 2001           $14,508         $14,840        $29,348

      Goodwill acquired during
      the year                        $10,987               -        $10,987
                                     --------        --------        -------
      Balance, March 31, 2002         $25,495         $14,840        $40,335
                                     ========        ========        =======




 Information regarding our other intangible assets is as follows:


                                         (In Thousands)
                         March 31, 2002                  June 30, 2001
                ------------------------------- ------------------------------
                Carrying  Accumulated           Carrying  Accumulated
                 Amount   Amortization   Net     Amount   Amortization   Net
                 -------     -------    -------  -------    -------    -------
 Customer
 Relationships   $88,197    ($23,874)   $64,323  $90,612   ($22,270)   $68,342

 Tradenames        3,915        (216)     3,699    3,915       (216)     3,699
                 -------     -------    -------  -------    -------    -------
 Totals          $92,112    ($24,090)   $68,022  $94,527   ($22,486)   $72,041
                 =======     =======    =======  =======    =======    =======

 Tradenames have been determined to have indefinite lives and therefore as of July 1, 2001 are no longer amortized. Customer relationships have lives ranging from 3 to 20 years.

 Amortization expense for other intangible assets was $1,202 and $1,425 for the three month and $3,814 and $4,497 for the nine month periods ended March 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows:

        Remainder of Fiscal 2002          $1,331
        2003                              $6,078
        2004                              $5,723
        2005                              $5,130
        2006                              $4,803


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

 A detailed discussion of the major components of the results of operations for the three and nine month periods ended March 31, 2002, as compared to the same period in the previous year, which does not include the revenue and expense components related to customer reimbursements, follows (In Millions, Except Per Share Data):


 Revenues

   Revenues decreased  0.3% to  $92.6 for the  three months  ended March  31,
 2002 from $92.8 for the same period last year. Non-hardware revenues increased 12% to $67.7, accounting for 73% of third quarter 2002 revenues, compared to $60.5 in the third quarter a year ago, representing 65% of revenue. The Support and services revenues increased 26% to $43.0 for the three months ended March 31, 2002 compared to $34.2 in the same period in the previous year. Licensing and installation revenues decreased 6% from $26.2 for the three months ended March 31, 2001 to $24.7 for the three months ended March 31, 2002. Hardware revenues totaled $24.8 or 27% of total revenues for the third quarter compared to $32.4 or 35% of total revenues in the same period in the previous year.

    For the nine months ended March 31, 2002, total revenues grew 8% to $270.3 compared to $250.6 for the nine months ended March 31, 2001. Non-hardware revenues increased 15% to $196.4 compared to $171.2. Support and services revenues rose 30% to $126.5 with licensing and installation revenues decreasing 6% at $69.9. For the nine months ended March 31, 2002, hardware sales declined 7% to $73.9 compared to $79.3 a year ago.

   Support and services revenues growth for the three and nine months ended March 31, 2002 is attributable to continuing growth in both in-house and outsourcing services, much of which is recurring revenue. We believe that the decline in licensing, installation and hardware revenue is due to the industry-wide softness in the capital goods marketplace and the reduction in capital spending for technology services.

   Our backlog increased at March 31, 2002 to $136.5 ($54.0 in-house and $82.5 outsourcing) from $132.1 ($52.3 in-house and $79.8 outsourcing) at December 31, 2001 and $124.0 ($50.9 in-house and $73.1 outsourcing) at March 31, 2001. Backlog at April 30, 2002 was $136.8 ($53.8 in-house and $83.0 outsourcing).


 Cost of Sales

   Cost of sales decreased 1.3% for the three months ended March 31, 2002. Cost of services increased 17%, while the cost of hardware decreased 25% over the same three month period last year.

   Cost of sales increased 8% for the first nine months of fiscal 2002. Cost of services increased 17%, while the cost of hardware decreased 7.5% over the same nine months last year.

   For the three and nine month period ended March 31, 2002, cost of services have increased consistently with non-hardware revenues plus additional depreciation due to capital expenditures. Cost of hardware have decreased consistently with the hardware revenue.


 Gross Profit

   Gross profit increased slightly, up 1% for the three months ended March 31, 2002 to $40.1 or 43% of total revenues, compared to $39.7, also 43% of total revenues. Non-hardware margin was 48% for this quarter compared to 50% in the same quarter last year. Hardware margin increased to 31% compared to 29% in the third quarter a year ago.

   For the nine months ended March 31, 2002, gross profit was up 8% to $118.2 or 44% of revenues compared to $109.1, also 44% of the revenues for the same period last year. Non-hardware margin was 48% or $94.8 in the nine months of fiscal 2002, compared to 49% or $84.3 for the same period last year. Hardware margin was 32% or $23.3 for the first nine months this fiscal year compared to 31% or $24.7 for the same nine months last year.

   Gross margin can fluctuate from quarter to quarter due to the mix of products and services sold, incentives from hardware suppliers, and other factors. Over the course of the nine months ended March 31, 2002, however, these influences tend to balance out.


 Operating Expenses

   Total operating expenses increased 17.7% in the three months ended March 31, 2002 compared to the same period in the prior year. Selling and marketing expenses increased 6%, research and development expenses increased 2.4% and general and administrative expenses increased 39% in the same three month period.

   Total operating expenses increased 17% in the nine months ended March 31, 2002 compared to the same period in the prior year. Selling and marketing increased 3%, research and development increased 16% and general and administrative increased 34% compared to the same nine month period last year.

   Selling and marketing expense increased for the third quarter, but remained fairly flat for the nine months of the fiscal year 2002. The fluctuation is attributable to the sales of different product mix and incentives. Research and development increased due to the development costs associated with continued growth and refinement of new and existing products. General and administrative expenses increased primarily due to employee benefits and depreciation expense. Depreciation and amortization expenses were higher due to capital investments made in fiscal 2001 for infrastructure expansion.


 Other Income (Expense)

   Other  income  for the  three  months  ended March  31,  2002  reflects  a
 decrease of $298,000 when compared to  the same period last year.   Interest
 income decreased $319,000, due to lower interest rates on our investments.

   The net increase in other income of $830,000 for the nine months of fiscal 2002 is due to net interest expense last year from short-term borrowing compared to this year. Short term debt was paid off in January 2002, therefore interest expense for this fiscal year is much lower than the same period last year.


 Net Income

   Net income for the third quarter was $13.5, or $.15 per diluted share compared to $15.3, or $.17 per diluted share in the same period last year.

   Net income for the nine months of fiscal 2002 was $41.2, or $.45 per diluted share compared to $40.1, or $.44 per diluted share in the same period last year.


 Business Segment Discussion

   Revenues in the bank systems and services business segment decreased 0.9% from $78.6 to $77.9 for the three months ended March 31, 2001 and 2002, respectively. Gross profit decreased 2% from $35.8 in the third quarter of the previous year to $35.2 in the current third quarter, while gross margins stayed the same at 45% for the current third quarter compared to the same quarter in the previous year. Gross margins remained unchanged primarily due to sales mix.

   Revenues in the credit union systems and services business segment increased 3.3% from $14.1 to $14.6 for the three months ended March 31, 2001 and 2002, respectively. Gross profit increased 29% from $3.8 in the third quarter of the previous year to $4.9 in the current third quarter, while gross margins increased in the current third quarter compared to the same quarter in the previous year to 34% from 27%. Increase in gross margin is primarily due to increased utilization of resources and the mix of products and services sold.

  Revenues in the bank systems and services business segment increased 4.5% from $218.6 to $228.4 for the nine months ended March 31, 2001 and 2002, respectively. Gross profit increased 2.5% from $101.4 for the nine months ended March 31, 2001 to $104.0 for the nine months ending March 31, 2002. Gross margins decreased slightly from 46% last year to date, to 45% in the nine months of fiscal year 2002.

   Revenues in the credit union systems and services business segment increased 31% from $31.9 to $41.9 for the nine months ended March 31, 2001 and 2002, respectively. Gross profit increased 85% from $7.6 in the nine month period of the previous year to $14.1 in the current nine month period, while gross margins increased from 24% to 34% for the nine months ended March 31, 2001 and 2002, respectively. Increase in gross margin is primarily due to significant increase in revenue which allows better utilization of resources and the mix of products and services sold.


 FINANCIAL CONDITION


 Liquidity

   The Company's cash and cash equivalents and investments increased to $48.8 at March 31, 2002, from $19.6 at June 30, 2001.

   JHA has available credit lines totaling $58.0, although the Company expects additional borrowings to be minimal during fiscal year 2002.


 Capital Requirements and Resources

   JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $37.8 and $42.4 for the nine month periods ended March 31, 2002 and 2001, respectively, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The consolidated capital expenditures of JHA, excluding acquisition costs, could exceed $53.0 for fiscal year 2002.

   The Company has acquired all the outstanding shares of two different companies during the nine month period ended March 31, 2002, for total net cash portion of the purchase price of $11.1. These were funded from cash generated by operations.

   The Company paid a $.035 per share cash dividend on February 28, 2002 to stockholders of record on February 13, 2002 which was funded from operations. In addition, the Company's Board of Directors, subsequent to March 31, 2002, declared a quarterly cash dividend of $.035 per share on its common stock payable May 17, 2002 to stockholders of record on May 2, 2002. This dividend will be funded by cash generated from operations.


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


 CONCLUSION

   JHA's results of operations and its financial position continued to be favorable during the nine months ended March 31, 2002. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


 Item 3.  Quantitative and Qualitative Disclosure about Market Risk

   Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and interest risk on investments in U.S. government securities. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these exposures will not have a material adverse effect on our consolidated financial position or results of operations.


 PART II. OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds

   c. On January 1, 2002, the Company issued 117,738 shares of fully paid non-assessable common stock to certain shareholders of Transcend Systems Group, Inc. as a portion of the consideration for a transaction whereby all of the outstanding capital stock of Transcend Systems Group, Inc. was acquired by the Company. These shares were issued under the exemption provided by Section 4(2) of the Securities Act.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.



                                   JACK HENRY & ASSOCIATES, INC.


 Date: May 14, 2002                          /s/ Michael E. Henry
       ------------                          ---------------------
                                             Michael E. Henry
                                             Chairman of the Board
                                             Chief Executive Officer


 Date: May 14, 2002                          /s/ Kevin D. Williams
       ------------                          ---------------------
                                             Kevin D. Williams
                                             Treasurer and
                                             Chief Financial Officer