Form 10-K
period 2002-06-30
HENRY JACK & ASSOCIATES INC
filed 2002-09-26
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

      (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2002

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


   Indicate by  check mark  if disclosure  of delinquent  filers pursuant  to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 19, 2002, Registrant had 87,910,881 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,037,801,086 (based on the average of the reported high and low sales prices on NASDAQ on such date).


                     DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders, as described in the Footnotes to the Table of Contents included herewith, are incorporated herein by reference into Parts II and III of this Report.

PAGE>

                              TABLE OF CONTENTS


    PART I                                             PAGE REFERENCE (1)
                                                       ------------------
    ITEM 1.     BUSINESS .............................          3

    ITEM 3.     LEGAL PROCEEDINGS ....................         12

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS .....................         12

    PART II

    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY          13
                AND RELATED STOCKHOLDER MATTERS ......

    ITEM 6.     SELECTED FINANCIAL DATA ..............         14

    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF             14
                OPERATIONS ...........................

    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK ....................         19

    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA  ................................         20

    ITEM 9.     CHANGES IN AND DISAGREEMENTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE ..         39

    PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
                THE REGISTRANT (2) ...................         40


    ITEM 11.    EXECUTIVE COMPENSATION (3) ...........         40

    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT (4) .         40

    ITEM 13     CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS (5) .....................         40

    ITEM 14     CONTROLS AND PROCEDURES ..............         40

    PART IV

    ITEM 15.    EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K ....         40



 (1) Certain information is incorporated by reference, as indicated below, from the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement (the "Proxy Statement").
 (2) Proxy Statement sections entitled "Election of Directors" and "Executive Officers and Significant Employees."
 (3)  Proxy Statement sections entitled "Executive Compensation",
      "Compensation Committee Report", "Audit Committee Report" and "Company Performance."
 (4) Proxy Statement sections entitled "Stock Ownership of Certain Stockholders" and "Election of Directors."
 (5) Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                    PART I
 Item 1.   Business

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems to banks with under $10.0 billion of total assets, credit unions and other financial institutions in the United States. We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer interaction processes. We believe our solutions enable our customers to provide better service to their customers and compete more effectively against larger banks, credit unions and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion, hardware and software installation and software customization for the implementation of our systems and applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide outsourcing services through eight data centers and fourteen item processing centers located across the United States.

 Our gross revenue has grown from $156.3 million in fiscal 1998 to $396.7 million in fiscal 2002, representing a compound annual growth rate over this five-year period of 24.6%. Net income from continuing operations has grown from $24.2 million in fiscal 1998 to $57.1 million in fiscal 2002, a compound annual growth rate of 19%.

 Industry Background

 According to the Automation in Banking 2002 report, United States financial institutions, including commercial banks, thrifts and credit unions, increased spending on hardware, software, services and telecommunications to $40.7 billion in 2001 from $31.0 billion in 1998, representing a compound annual growth rate of 8.4%. Industry surveys continue to show that financial institutions believe upgrading technology is the most important issue to their continued success. We believe that the market opportunity for providers of hardware and software systems, maintenance, support and related outsourcing services targeted toward community banks and credit unions will continue to grow as a result of the competitive pressure on financial institutions.

 There are approximately 8,600 commercial banks and 10,200 credit unions in the United States. Our primary market has historically been commercial banks with less than $10.0 billion in assets, of which there were approximately 8,500 at December 31, 2001. As of December 31, 2001, banks with under $10.0 billion in assets had aggregate assets of approximately $2 trillion. However, consolidation within the financial services industry has resulted in a 2% compound annual decline in the population of commercial banks and a 0.4% compound annual decline in their aggregate assets between 1997 and 2001. We also serve credit unions in the United States. These are cooperative, not-for-profit financial institutions organized to promote savings and provide credit to their members. As of December 31, 2001, there were 10,200 federally insured credit unions in the United States. Although the number of these credit unions has declined at a 2.6% compound annual rate between 1997 and 2001, their aggregate assets have increased at an 8.9% compound annual rate to $501.6 billion in 2001.

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

 In 2001, approximately 57% of commercial banks utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided systems services on an outsourced basis for the remaining 43% of banks. Since the mid-1980s, banks have tended to shift their data processing requirements in-house from outsourcing such functions to third-party data centers. Of the community banks with under $500 million of total assets in the United States with in-house installations, approximately 58%, 21%, and 7% utilize IBM, Unisys and NCR hardware, respectively. No other specific hardware platform had more than a 5% share of the market.

 The Internet continues to become a more powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment, bill presentment and other services for individuals, and cash management and other services for the commercial customers of financial institutions. Financial institutions provide Internet banking solutions to retain customers, attract new customers, reduce operating costs, and gain non-interest sources of revenue. According to industry sources, approximately 60% of banks in the United States offer Internet banking. We believe that community/regional financial institutions risk losing customers to larger or alternative financial institutions if they do not offer competitive Internet banking services.

 Our Solution

 We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information technology and data processing needs of financial institutions. Our business derives revenues from four primary sources:

      *    software licensing and installation services;

      *    support and services; and

      *    hardware sales.

      *    customer reimbursements

 We develop software applications designed primarily for use on hardware supporting the IBM OS/400 and UNIX/NT operating systems. Our product and service offerings are centered on five proprietary software applications, each comprising the core data processing and information management functions of a commercial bank or credit union. Key functions of each of our core software applications include deposits, loans, and general ledger. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. Our core proprietary software applications are:

 Banking Segment

      * Silverlake System [R], which operates on the IBM iSeries (AS/400) and is used primarily by banks with total assets up to $10.0 billion;

      * CIF 20/20[TM], which operates on the IBM iSeries (AS/400) and is used primarily by banks with total assets up to $300.0 million;

      *    Core Director[TM], which operates on hardware supporting a UNIX/NT
           environment  and  is   used  by   banks  employing   client-server
           technology.

 Credit Union Segment

      * Symitar System[TM], which operates on the IBM pSeries (RS/6000) with a UNIX/NT operating system and is primarily used by credit unions with total assets over $25 million.

      * Conductor[TM], which operates on the IBM iSeries (AS/400) and is used primarily by credit unions with total assets under $25 million.

 To complement our core software applications, we provide a variety of complementary products and services for use on an in-house or an outsourced basis by community/regional financial institutions.

 We believe our solutions provide strategic advantages to our customers by enabling them to:

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

 Our Strategy

 Our objective is to grow our revenue and earnings internally, supplemented by strategic acquisitions. The key components of our business strategy are to:

      * Provide High Quality, Value-Added Products and Services to Our Clients. We compete on the basis of providing our customers with the highest-value products and services in the market. We believe we have achieved a reputation as a premium product and service provider.

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

      * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2002, we had over 2,800 customers, up from 1,260 in 1997.

      * Build Recurring Revenue. We enter into contracts with customers to provide services that meet their information technology needs. We provide ongoing software support for our in-house customers. Additionally, we provide data processing for our outsourcing customers and ATM transaction switching services, both on contracts that typically extend for periods of up to five years.

      * Maximize Economies of Scale. We strive to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

      * Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees, a strategy we believe has resulted in low employee turnover. In addition, we selectively use employee stock options to serve as a strong incentive and retention tool.

 Our Acquisitions

 To complement and accelerate our internal growth, we selectively acquire companies that provide us with one or more of the following:

      *    new customers;

      *    products and services to complement our existing offerings;

      *    additional outsourcing capabilities; and

      *    entry into new markets related to financial institutions.

 When evaluating acquisition opportunities, we focus on companies with a strong employee base and management team and excellent customer
 relationships.    Since  fiscal  1998,  we  have  completed  the   following
 acquisitions:

 Fiscal
  Year    Company                       Products and Services
  ----    -------                       ---------------------
  2002    Transcend Systems Group       Customer Relationship Management
                                        software and related services
  2002    System Legacy Solutions       Image data conversion systems
  2000    Symitar                       Data processing systems and services
                                        for credit unions
  2000    Sys-Tech                      Uninterruptible power supply systems
                                        and computer facilities design
  2000    BancData Systems              Outsourcing services
  2000    Open Systems Group            UNIX/NT-based data processing
                                        systems for banks
  1999    Peerless Group                Data processing systems for banks
                                        and credit unions
  1999    Digital Data Services         Outsourcing services
  1999    Hewlett Computer Services     Outsourcing services
  1998    Vertex                        Teller software
  1998    Financial Software Systems    Payroll software
  1998    GG Pulley                     Image and item processing
                                        products and services

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

 We provide our full range of products and services to financial institutions on either an in-house or outsourced basis. For those customers who prefer to purchase systems for their in-house facilities, we contract to sell computer hardware, license core and complementary software and contract to provide installation, data conversion, training and ongoing support and other services.

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of 8 data centers and 14 item processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on service contracts of up to 5 years for these services.

 Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in
 Note 14 to the Financial Statements (Item 8, below).

 Hardware Systems

 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM, NCR and other hardware providers which allow us to purchase hardware at a discount and sell (remarket) it to our customers together with our software applications. We currently sell the IBM iSeries (AS/400), which is IBM's premier mid-range hardware system, the IBM pSeries (RS/6000), NCR servers and reader/sorters, BancTec reader/sorters and Unisys reader/sorters.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications more than 20 years ago. In addition to our remarketing agreement with IBM, which we renew annually, we have been named a "Premier Business Partner'' of IBM for the last ten consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Core Software Applications

 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We can custom-tailor these modules utilizing parameters determined by our customer. The applications can be connected to a wide variety of peripheral hardware devices used in financial institutions bank operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve efficiencies.

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

 Banking Segment

      * Silverlake System[R], which operates on the IBM iSeries and is used primarily by banks with total assets up to $10.0 billion;

      * CIF 20/20[TM], which operates on the IBM iSeries and is used primarily by banks with total assets up to $300.0 million;

      *    Core Director[TM], which operates on hardware supporting a UNIX/NT
           environment  and  is   used  by   banks  employing   client-server
           technology.

 Credit Union Segment

      * Symitar System[TM], which operates on the IBM pSeries with a UNIX/NT operating system and is used by credit unions.

      * Conductor[TM], which operates on the IBM iSeries and is used primarily by credit unions with total assets under $25.0 million.

 Complementary Products and Services

 To  enhance  our  core  software  applications,  we  provide  a  number   of
 complementary products and services, including:

      Vertex Teller Automation System[TM] is an online teller automation system that enables tellers to process transactions more efficiently and with greater accuracy.

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

      NetTeller  Online  Banking[TM]   and  MemberConnect  Web[TM]   provides
      Internet-based home  banking  and  commercial  cash  management.    See
      "Online Banking'' below.

      InTouch Voice Response[TM] provides a fully-automated interactive voice
      response  system   for   24-hour   telephone-based   customer   account
      management.

      Centurion Disaster RecoveryK provides multi-tiered disaster recovery protection, including comprehensive disaster planning and procedures.

      TimeTrack Payroll System [TM]is a fully-integrated payroll accounting and human resources software system.

      FormSmart[SM] provides day-to-day operating forms, year-end tax forms and other printing and office supplies.

      PassPort[TM] ATM & transaction processing solutions provides national switching and processing services for ATM, debit card and point-of-sale transactions.

      Synapsis[TM] provides customer relationship management (CRM).
      CARRIT [TM] provides CRM through a partnering relationship with ARGO for larger commercial bank customers.

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

 Nearly all of our in-house customers purchase support services from us. These services are a significant source of recurring revenue, are contracted for on an annual basis and are typically priced at approximately 18% of the particular software product's license fee. These fees may be increased as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally paid in advance for the entire year, with proration for new contracts which start during the year. Hardware support fees are also paid in advance for the entire contract period which ranges from one to five years. Most contracts automatically renew annually unless we or our customer gives notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers, but is not separately priced in their overall monthly fees.

 Online Banking

 We provide a suite of fully integrated Internet products and services that enables financial institutions to offer Internet banking and e-commerce solutions to their customers. Our offerings include:

      NetTeller[TM], an Internet-based home banking system for individual customers and commercial cash management for business customers of banks;

      MemberConnect Web[TM], an Internet-based home banking system for credit union members;

      PowerPay[TM] , which allows customers to pay bills online; and

      NetHarbor[R], which provides our bank customers with a custom-branded web portal that enables them to provide their customers with a variety of customized information and e-commerce opportunities, including user-defined content such as local or special interest events, weather, financial news and other information.

 Research and Development

 We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and complementary services once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers at user group meetings, sales contacts and through our ongoing maintenance services, our customers inform us of the new products and functionalities they desire.

 Sales and Marketing

 Our primary markets consist of commercial banks and credit unions. We have not devoted significant marketing and sales efforts to other financial institutions such as thrifts. Historically, we have primarily and most successfully marketed to banks with up to $10.0 billion in total assets and credit unions of all sizes.

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

 Our marketing effort consists of attendance at trade shows, printed media advertisement placements, internally developed and managed marketing campaigns. We also conduct a number of field and national user group meetings each year which enable us to keep in close contact with our customers and demonstrate new products and services to them.

 We have 31 installations in the Caribbean primarily through the marketing efforts of our wholly-owned foreign sales subsidiary, Jack Henry International Limited. Our international sales have historically accounted for less than 1% of our revenues.

 Backlog

 Our backlog consists of contracted in-house products and services (prior to delivery) and the minimum amounts due on the remaining portion of outsourcing contracts, which are typically for five-year periods. Our backlog at June 30, 2002 was $52.8 million for in-house products and services and $88.9 million for outsourcing services, with a total backlog of $141.7 million. Of the $88.9 amount of the backlog for outsourcing service at June 30, 2002, $58.6 is not expected to be realized in our current fiscal year due to the long-term nature of many of our outsourcing service contracts. Backlog at June 30, 2001 was $49.5 million for in-house products and services and $77.6 million for outsourcing services, with a total backlog of $127.1 million. Our backlog is subject to seasonal variations and can fluctuate quarterly due to various factors, including slower contract processing rates during the summer months.

 Competition

 The  market  for  companies  providing  technology  solutions  to  financial institutions is competitive and fragmented, and we expect continued competition from both existing competitors and companies entering our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Bisys, Inc., ALLTEL Information Services, Inc., Fiserv, Inc., Electronic Data Systems Corporation, and Marshall and Ilsley Corporation. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

 Intellectual Property, Patents and Trademarks

 Although we believe that our success depends upon our technical expertise more than on our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. None of our technology is patented. Instead, we rely on a combination of contractual rights and copyrights, trademarks and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers. We restrict access to and distribution of our source code and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We cannot be sure the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies are substantially equivalent or superior to our technology.

 Government Regulation

 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community/regional banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including those under the federal truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs. It is not possible to predict the impact any of these regulations could have on our business in the future.

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

 We provide outsourced data and item processing through our geographically dispersed OutLink Data Centers, electronic transaction processing through PassPort ATM and Transaction Processing Solutions, Internet banking through NetTeller online banking, and bank business recovery services through Centurion Disaster Recovery. As a service provider to financial institutions, our operations are governed by the same regulatory requirements as those imposed on financial institutions. We are subject to periodic review by federal depository institution regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

 Employees

 As of June 30, 2002 and 2001, we had 2,093 and 1,910 full time employees respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.

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

 Changes within the banking industry could reduce demand for our products. In the current environment of low interest rates, the profit margins of commercial banks and credit unions have narrowed. As the economy has stumbled, loan demand has slackened and loan defaults have increased. As a result, many banks have slowed or stopped their capital spending, including spending on computer software and hardware, affecting both sales to new customers and upgrade/complimentary product sales to existing customers.

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

 Competition may result in price reductions and decreased demand for our products and services. We expect competition in the markets we serve will remain vigorous. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and pricing. We cannot guarantee that we will be able to compete successfully with our existing competitors or with companies entering our markets in the future. Certain of our competitors have strong financial, marketing and technological resources and, in some cases, a larger customer base than we do. They may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products and services.

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

 Consolidation of financial institutions could reduce the number of our customers and potential customers. Our primary market consists of approximately 8,600 commercial banks and 10,200 credit unions. The number of commercial banks and credit unions has decreased as a result of mergers and acquisitions over the last five years and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. As a result of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

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

 Item 2.     Properties

 We own approximately 138 acres located in Monett, Missouri on which we maintain six office buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Angola, Indiana; Lenexa, Kansas; Shawnee, Kansas; Rogers, Arkansas; and Oklahoma City, Oklahoma. Our owned facilities represent approximately 474,000 square feet of office space. We currently have two buildings under construction in Monett with a total of 138,200 square feet and a total estimated cost of $18 million, of which we have incurred $8 million through June 30, 2002. We have 33 leased office facilities in 19 states, which total approximately 252,000 square feet. All of the space is utilized for business.

 Of these facilities, leased office space totaling approximately 44,500 in one facility is devoted primarily to serving our credit union business segment, with the remainder of our leased and all owned facilities primarily devoted to serving our banking business segment.

 We own six aircraft which are utilized for business purposes. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with installation, sales of systems and internal requirements for day to day operations. Transportation costs for installation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

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


                    Fiscal 2002           High       Low
                    -----------           -----     -----
                    First Quarter       $ 33.24   $ 20.00
                    Second Quarter        27.07     19.05
                    Third Quarter         24.49     20.80
                    Fourth Quarter        23.50     15.76

                    Fiscal 2001
                    -----------
                    First Quarter       $ 27.25   $ 19.41
                    Second Quarter        33.13     20.69
                    Third Quarter         31.38     19.81
                    Fourth Quarter        31.19     18.75


 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2002 and 2001 are as follows:

                    Fiscal 2002         Dividend
                    -----------           -----
                    First Quarter        $ .030
                    Second Quarter         .030
                    Third Quarter          .035
                    Fourth Quarter         .035

                    Fiscal 2001
                    -----------
                    First Quarter        $ .025
                    Second Quarter         .025
                    Third Quarter          .030
                    Fourth Quarter         .030


 The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.

 On August 19, 2002, there were 45,597 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $16.29 per share.


 Item 6.   Selected Financial Data

                     Selected Financial Information (*)
                  (In Thousands, Except Per Share Information)

                                                  Year Ended June 30,
 Income Statement Data           2002        2001        2000        1999        1998
 ---------------------          -------     -------     -------     -------     -------
 Revenue  (1)                  $396,657    $366,903    $239,841    $204,324    $156,269

 Income from continuing
   operations                  $ 57,065    $ 55,631    $ 34,350    $ 32,726    $ 24,205
 Loss from discontinued
   operations                  $      -    $      -    $    332    $    758    $    668
 Net income                    $ 57,065    $ 55,631    $ 34,018    $ 31,968    $ 23,537

 Diluted income per share:
 Income from continuing
   operations                  $    .62    $    .61    $    .40    $    .39    $    .29
 Loss from discontinued
   operations                  $      -    $      -    $      -    $    .01    $    .01
 Net income                    $    .62    $    .61    $    .40    $    .38    $    .28
 Dividends declared
   per share                   $    .13    $    .11    $    .09    $    .08    $    .06


 Balance Sheet Data
 ------------------
 Working capital               $ 67,321    $ 65,032    $(47,990)   $ 24,133    $ 35,758
 Total assets                  $486,142    $433,121    $321,082    $177,823    $133,830
 Long-term debt                $      -    $    228    $    320    $    211    $    654
 Stockholders' equity          $340,739    $302,504    $154,545    $115,798    $ 83,591


 * Selected financial information for 2000, 1999, and 1998 has been restated to include all acquisitions that have been accounted for as pooling-of-interest as if each had occurred at the beginning of the earliest period reported. Revenue in each of the prior periods has been restated for the adoption of Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred".

 (1) Revenues include software licensing and installation revenues, support and service revenues, hardware sales and customer reimbursements, less returns and allowances.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.


 OVERVIEW

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks with under $10.0 billion in total assets, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer maintenance and support services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and fourteen item processing centers located across the United States.

 We derive revenues from four primary sources:

   -  sales of software licenses and installation services;

   -  support and service fees;

   -  hardware sales; and

   -  customer reimbursements.

 Over the last five fiscal years, our revenues have grown from $156.3 million in fiscal 1998 to $396.7 million in fiscal 2002. Income from continuing operations has grown from $24.2 million in fiscal 1998 to $57.1 million in fiscal 2002. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services and expand the number of customers who use our core software systems to approximately 2,400 as of June 30, 2002.

 Since July 1997, we have completed 12 acquisitions. Ten of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from the dates of their respective acquisitions. The remaining two acquisitions were accounted for as poolings-of-interests. The comparisons set forth below reflect the fact that the consolidated financial statements include all acquisitions accounted for as poolings-of-interests as if each had occurred at the beginning of the earliest period reported.

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

 Customer reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel. We recognize customer reimbursements as revenue and as a pass through expense as incurred.

 Cost of services represents costs associated with conversion and installation efforts, ongoing support for our in-house customers, operation of our data centers providing services for our outsourced customers, and direct operation costs. These costs are recognized as they are incurred.

 We have entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware and related services to our customers along with our in-house banking software systems. Revenues from hardware sales are recognized when the manufacturers ship the hardware directly to our customers. Cost of hardware consists of the direct costs of purchasing the equipment from the manufacturers. These costs are recognized at the same time as the related revenue.

 We have two business segments: bank systems and services and credit union systems and services. The respective segments include all related software, installation, support and service, hardware sales, and customer reimbursement revenue along with related cost of services, hardware and customer reimbursement expenses.


 RESULTS OF OPERATIONS

 FISCAL 2002 COMPARED TO FISCAL 2001

 REVENUE - Revenues increased by 8% from $366.9 million in fiscal 2001 to $396.7 million in fiscal 2002. Compared to fiscal 2001, software licensing and installation decreased 4%; support and service revenues increased 28%, hardware sales decreased 9% and customer reimbursements increased 29%.

 Non-hardware revenues, which includes software licensing and installation, support and service, and customer reimbursements increased 15% to $296.3 million and accounted for 75% of this year's revenues, compared to $256.8 million or 70% of revenues for fiscal 2001. Licensing, installation and hardware revenues were negatively impacted by the sluggish economy following the September 11th terrorist attacks. There was a gradual increase from the 2nd to the 4th quarter. The support and service revenues remained strong, which was primarily recurring revenue from annual in-house support agreements, monthly data center contracts, and processing of ATM and debit card transactions. Customer reimbursements increased 29% from $21.4 million to $27.7 million. The increase is primarily due to expenses passed through relating to increased outsourcing revenue, increased PassPort[R] ATM revenue and travel and lodging expenses.

 Hardware sales decreased 9% to $100.3 million in fiscal 2002, and accounted for 25% of revenues, compared to $110.1 million, or 30% of total revenues for fiscal 2001. The decrease in hardware sales followed a year-long industry trend due to an overall decrease in capital spending.

 COST OF SALES - Cost of sales increased 9% from $215.3 million in fiscal 2001 to $235.4 million in fiscal 2002, compared to an 8% increase in revenues. Cost of hardware decreased 7%, in line with the decrease in hardware sales of 9%. Cost of services and customer reimbursements increased 18% compared to the 15% increase in non-hardware revenues, primarily due to increased number of employees and related benefits.

 GROSS PROFIT - Gross profit increased 6% from $151.6 million in fiscal 2001 to $161.2 million in fiscal 2002. Gross profit percentage on non-hardware revenue was 44% compared to 46% last year. Gross profit percentage on hardware sales was 30% compared to 31% last year primarily due to sales mix and reduced incentives from hardware suppliers. The total gross profit percentage for fiscal 2002 and fiscal 2001 was 41%.

 Non-hardware gross profit decreased due to employee related expenses. Even though there was a year long industry slow-down, the number of employees increased by 10% during the year, and there was an increase in employee benefit cost, primarily due to increased health care costs. Hardware gross profit decreased primarily due to reduced incentives from hardware suppliers from prior years' higher sales volume threshold.

 OPERATING EXPENSES - Operating expenses increased 13% from $65.9 million in fiscal 2001 to $74.6 million in fiscal 2002. Selling and marketing expenses increased 6%, research and development increased 15% and general and administrative expenses increased 20% during fiscal 2002. Operating expenses rose due to increasing employee benefit costs, primarily due to increased health care costs and increased depreciation expense related to capital expenditures.

 OTHER INCOME (EXPENSE) - Other income (expense) increased from $1.2 million in fiscal 2001 to $1.8 million in fiscal 2002. Interest income decreased by 4% from $2.1 million to $2.0 million due to lower interest rates on investments. Interest expense decreased $729,000 due to expense last year from short-term borrowing compared to this year. Short term debt was paid off in January 2002.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $31.4 million, or 36% of income from continuing operations before income taxes in fiscal 2002, compared with $31.3 million, or 36% of income from continuing operations before income taxes in fiscal 2001.

 NET INCOME - Net income increased 3% from $55.6 million, or $.61 per diluted share in fiscal 2001 to $57.1 million, or $.62 per diluted share in fiscal 2002.


 FISCAL 2001 COMPARED TO FISCAL 2000

 REVENUE - Revenues increased by 53% from $239.8 million in fiscal 2000 to $366.9 million in fiscal 2001. Software licensing and installation increased 76%; support and service revenues increased 38%, hardware sales increased 57% and customer reimbursements increased 47% compared to fiscal 2000. The significant increase is due to organic growth in comparison to the prior year, which was directly impacted by the Y2K slowdown, and a full year impact on the current year of acquisitions made during fiscal 2000.

 Non-hardware revenues, which includes software licensing and installation, support and services revenues, and customer reimbursements increased 51% to $256.8 million and accounted for 70% of this year's revenues, compared to $169.7 million or 71% of revenues for fiscal 2000. Customer reimbursements increased 47% from $14.5 million to $21.4 million. The increase is due to expenses passed through relating to increased outsourcing revenues, increased PassPort[R] ATM revenue along with travel and lodging expenses.

 Hardware sales increased 57% to $110.1 million, and accounted for 30% of revenues, compared to $70 million, or 29% of total revenues for fiscal 2000. The increase in hardware sales was in line with the increase in non-hardware revenues for the same reasons.

 COST OF SALES - Cost of sales increased 52% from $141.7 million in fiscal 2000 to $215.3 million in fiscal 2001, compared to a 53% increase in revenues. Cost of hardware increased 48% compared with the 57% increase in hardware sales. Cost of services and customer reimbursements increased 54% compared to the 51% increase in non-hardware revenues. This is primarily due to operations acquired in the prior year, whose gross margins are less than the rest of the Company's.

 GROSS PROFIT - Gross profit increased 55% from $98.1 million in fiscal 2000 to $151.6 million in fiscal 2001. Gross profit percentage on non-hardware revenue was 46% compared to 47% last year. Gross profit percentage on hardware sales was 31% compared to 27% last year primarily due to sales mix. The total gross profit percentage for fiscal 2001 was 41%, up slightly from fiscal 2000.

 OPERATING EXPENSES - Operating expenses increased 40% from $47.1 million in fiscal 2000 to $65.9 million in fiscal 2001. Selling and marketing expenses increased 46%, research and development increased 36% and general and administrative expenses increased 36% during fiscal 2001. Operating expenses increased due to higher commissions related to stronger sales, continued development and refinement of new and existing products and higher overhead related to prior acquisitions and overall growth.

 OTHER INCOME (EXPENSE) - Other income (expense) increased from $755,000 in fiscal 2000 to $1.2 million in fiscal 2001. The primary change is due to the debt related to acquisitions in fiscal 2000 being retired in August 2000 with operating cash flows and the proceeds from the secondary offering in August 2000. Interest income increased $.5 million, interest expense decreased $1.0 million and other decreased by $1.1 million due to a gain on sale of stock investment in the prior year.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $31.3 million, or 36% of income from continuing operations before income taxes in fiscal 2001, compared with $17.4 million, or 34% of income from continuing operations before income taxes in fiscal 2000. The rate increase is due to the federal and state tax benefits realized in the prior year from the disposition of specific assets.

 INCOME FROM CONTINUING OPERATIONS - Income from continuing operations increased 62% from $34.4 million, or $.40 per diluted share in fiscal 2000 to $55.6 million, or $.61 per diluted share in fiscal 2001.

 DISCONTINUED OPERATIONS - None this year compared to $332,000 loss from discontinued operations in fiscal 2000, all of which was realized in the three months ended September 30, 1999.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 7% from $318.0 million in fiscal 2001 to $339.3 million in fiscal 2002. Gross profit in this business segment increased 4% from $138.1 million in fiscal 2001 to $143.6 million for the year ended June 30, 2002, due to decrease in amortization expense relating to goodwill as a result of the impact of adopting SFAS No. 142 and the overall cost control measures put in place by management. The slight increases, which are significantly lower than historical levels, are primarily due to the industry trend of an overall decrease in capital spending for the year which was impacted by September 11th and reduced growth for FY2002.

 Revenues in the credit union systems and services business segment increased from $48.9 million in fiscal 2001 to $57.3 million in fiscal 2002, representing a 17% increase. Gross profit in this business segment increased from $13.5 million in fiscal 2001 to $17.7 million or a 31% increase for the year ended June 30, 2002. Despite the sluggish economy, the credit union segment was able to maintain growth in revenue. Gross profit margin remained strong due to decrease in amortization expense relating to goodwill as a result of the impact of adopting SFAS No. 142 and the overall cost control measures put in place by management.

 Revenues in the bank systems and services business segment increased from $235.1 million in fiscal 2000 to $318.0 million in fiscal 2001, or 35% increase. Gross profit in this business segment increased from $96.1 million in fiscal 2000 to $138.1 million, or 44% increase for the year ended June 30, 2001. The changes in revenue and gross profit from the prior year are a direct result of the impact of Y2K on the prior year and the full year benefit in the current year of acquisitions made during fiscal 2000.

 Revenues in the credit union systems and services business segment increased from $4.8 million in fiscal 2000 to $48.9 million in fiscal 2001, or 919% increase. Gross profit in this business segment increased from $2.1 million in fiscal 2000 to $13.5 million, or 543% increase for the year ended June 30, 2001. The increases are due to the acquisition of Symitar Systems, Inc. on June 7, 2000, which enhanced the Company's position in the credit union marketplace.

 Liquidity and Capital Resources

 We have historically generated positive cash flow from operations and have generally used existing resources and funds generated from operations to meet capital requirements. We expect this trend to continue in the future.

 Our cash and cash equivalents decreased to $17.8 million at June 30, 2002, from $18.6 million at June 30, 2001. Net cash from continuing operations was $89.9 million, $72.8 million and $48.9 million for the years ended June 30, 2002, 2001 and 2000, respectively. The cash used in the year ended June 30, 2002, was primarily attributable to capital expenditures of $49.5 million. The cash used during fiscal 2001 was primarily attributable to capital expenditures of $57.8 million and to retire outstanding debt. The cash used during fiscal 2000 was primarily attributable to acquisition costs of $93.3 million and capital expenditures of $32.6 million. The Company expects capital expenditures to decrease to approximately $35 million in the upcoming year from fiscal 2002 levels.

 We currently have two buildings under construction in Monett with a total of 138,200 square feet and a total estimated cost of $18 million, of which we have incurred $8 million through June 30, 2002.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares. As of June 30, 2002, the Company had repurchased 1,656,733 shares of stock for the treasury at a total cost of $31.1 million. The buyback was funded with cash from continuing operations.

 On August 16, 2000, the Company completed a secondary offering of 3.0 million shares of its common stock at $21.50 per share less a 5% underwriters' discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million, plus the proceeds from sale of common stock and issuance of stock options exercised was used to retire all outstanding debt that had been incurred during fiscal 2000. The balance remained available for working capital, capital expenditures and other general corporate purposes. Cash from financing activities was $69.4 million for the year ended June 30, 2000 and was primarily line-of-credit advances used for acquisitions.

 We currently have two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $58.0 million. The major credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (3.03% at June 30, 2002). The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (4.75% at June 30, 2002).

 Subsequent to June 30, 2002, the Company's Board of Directors declared a cash dividend of $.035 per share on its common stock payable on September 20, 2002, to stockholders of record on September 6, 2002. Current funds from operations were adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 Recent Accounting Pronouncements

 Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this standard are effective for financial statements issued for fiscal years beginning after December 15, 2001 (July 1, 2002 for JHA), and interim periods within those fiscal years, with early application encouraged. The adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operation.

 Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred, which requires that customer reimbursements received for direct cost paid to third parties and related expenses be characterized as revenue. Customer reimbursements represent direct costs paid to third parties primarily for data communication, postage and travel. The adoption of Issue No. 01-14 did not impact the Company's consolidated financial position, operating income or net income. Comparative financial information for each quarter for fiscal years 2002 and 2001 is presented at the end of Item 8.

 Critical Accounting Policies

 We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies are discussed in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

 We record revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We recognize revenue from sales of hardware, software and services and from arrangements involving multiple elements of each of the above. Revenue for multiple element arrangements are recorded based on contractual amounts, which are determined based upon the price charged when sold separately. Revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Sales of hardware and equipment are recorded when title and risk of loss transfers. Licensing revenues are recorded upon delivery and acceptance of the software. Service fees for training and installation are recognized as the services are provided. Support revenues are recorded evenly over the related contract period.

 We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserve is based on historical experience and our analysis of the accounts receivable balance outstanding. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

 The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangibles. We believe it is unlikely that any significant changes to the useful lives of its tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results.

 Forward Looking Statements

 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in "Risk Factors" in Item 1 of the Company's 2002 Form 10-K annual report filed with the Securities and Exchange Commission. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

 Potential risks and uncertainties which could adversely affect the Company include: the financial health of the banking industry, our ability to continue or effectively manage our rapid growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking industry, increased government regulation, network or internet security problems, declining computer hardware prices, and operational problems in our outsourcing facilities.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

 Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and interest risk on investments in U.S. government securities. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base and the relative size of these financial instruments, we believe the risk associated with these instruments will not have a material adverse effect on our consolidated financial position or results of operations.

 Item 8.   Financial Statements and Supplementary Data

           Index to Financial Statements

 Independent Auditors' Report ............................    21

 Financial Statements:

       Consolidated Statements of Income,
       Years Ended June 30, 2002, 2001 and 2000...........    22

       Consolidated Balance Sheets,
       June 30, 2002 and 2001 ............................    23

       Consolidated Statements of Changes in Stockholders'
       Equity, Years Ended June 30, 2002, 2001 and 2000...    24

       Consolidated Statements of Cash Flows,
       Years Ended June 30, 2002, 2001 and 2000...........    25

       Notes to Consolidated Financial Statements.........    26



 Financial Statement Schedules:

 There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors of
    Jack Henry & Associates, Inc.:


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


 /s/ DELOITTE & TOUCHE LLP


 St. Louis, Missouri
 August 16, 2002

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                      YEAR ENDED JUNE 30,
                                                -------------------------------
                                                 2002        2001        2000
                                                -------     -------     -------
 REVENUES
   Licensing and installation                  $ 97,189    $101,259    $ 57,688
   Support and service                          171,445     134,138      97,519
   Hardware sales                               100,342     110,071      70,093
   Customer reimbursements                       27,681      21,435      14,541
                                                -------     -------     -------
     Total                                     $396,657    $366,903    $239,841

 COST OF SALES
   Cost of services                             137,346     118,242      76,139
   Cost of hardware                              70,410      75,629      51,045
   Customer reimbursement expenses               27,681      21,435      14,541
                                                -------     -------     -------
     Total                                     $235,437    $215,306    $141,725
                                                -------     -------     -------

 GROSS PROFIT                                  $161,220    $151,597    $ 98,116

 OPERATING EXPENSES
   Selling and marketing                         29,380      27,770      19,015
   Research and development                      12,526      10,871       8,022
   General and administrative                    32,668      27,216      20,069
                                                -------     -------     -------
     Total                                     $ 74,574    $ 65,857    $ 47,106
                                                -------     -------     -------

 OPERATING INCOME FROM CONTINUING OPERATIONS   $ 86,646    $ 85,740    $ 51,010

 OTHER INCOME (EXPENSE)
   Interest income                                2,018       2,103       1,560
   Interest expense                                (191)       (920)     (1,910)
   Other, net                                         -           -       1,105
                                                -------     -------     -------
  Total                                        $  1,827    $  1,183    $    755
                                                -------     -------     -------

 INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                $ 88,473    $ 86,923    $ 51,765

 PROVISION FOR INCOME TAXES                      31,408      31,292      17,415
                                                -------     -------     -------
 INCOME FROM CONTINUING OPERATIONS             $ 57,065    $ 55,631    $ 34,350

 LOSS FROM DISCONTINUED OPERATIONS, net
   of taxes                                           -           -         332
                                                -------     -------     -------
 INCOME                                        $ 57,065    $ 55,631    $ 34,018
                                                =======     =======     =======
 Diluted income per share:
   Income from continuing operations           $   0.62    $   0.61    $   0.40

 Loss from discontinued operations                    -           -           -
                                                -------     -------     -------
         Net Income                            $   0.62    $   0.61    $   0.40
                                                =======     =======     =======

 Diluted weighted average shares outstanding     92,367      91,344      85,278
                                                =======     =======     =======
 Basic net income per share:
   Income from continuing operations           $   0.64    $   0.64    $   0.42

   Loss from discontinued operations                  -           -           -
                                                -------     -------     -------
         Net Income                            $   0.64    $   0.64    $   0.42
                                                =======     =======     =======

 Basic weighted average shares outstanding       89,316      86,834      81,766
                                                =======     =======     =======

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                        YEAR ENDED JUNE 30,
                                                    -------------------------
                                                      2002            2001
                                                    ---------       ---------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                     $   17,765      $   18,589
     Investments, at amortized cost                       997             985
     Trade receivables                                131,431         116,573
     Income taxes receivable                                -             537
     Prepaid maintenance                               17,663          17,191
     Prepaid expenses and other                        11,221          17,425
     Deferred income taxes                                900             750
                                                    ---------       ---------
       Total                                       $  179,977      $  172,050

  PROPERTY AND EQUIPMENT, net                      $  173,775      $  138,439

  OTHER ASSETS:
     Goodwill                                          40,335          29,348
     Intangible assets, net of amortization            66,829          72,041
     Computer software, net of amortization             7,499           5,806
     Prepaid maintenance                               12,992          12,007
     Other non-current assets                           4,735           3,430
                                                    ---------       ---------
       Total                                       $  132,390      $  122,632
                                                    ---------       ---------
       Total assets                                $  486,142      $  433,121
                                                    =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                              $    9,051    $     17,846
     Accrued expenses                                  11,352           9,595
     Accrued income taxes                                 225               -
     Current portion of long-term debt                      -              87
     Deferred revenues                                 92,028          79,490
                                                    ---------       ---------
       Total                                       $  112,656     $   107,018

  LONG-TERM DEBT                                            -             228
  DEFERRED REVENUES                                    16,947          15,514
  DEFERRED INCOME TAXES                                15,800           7,857
                                                    ---------       ---------
       Total liabilities                           $  145,403     $   130,617

  STOCKHOLDERS' EQUITY:
     Preferred stock - $1 par value; 500,000
       shares authorized; None issued                       -               -
     Common stock - $.01 par value; shares
       authorized 250,000,000; shares issued
       2002 - 90,519,856;  2001 - 88,846,710              905             888
     Additional paid-in capital                       168,061         145,211
     Retained earnings                                201,162         156,405
     Treasury stock at cost,
       2002-1,568,910; 2001-none                      (29,389)              -
                                                    ---------       ---------
       Total stockholders' equity                  $  340,739      $  302,504
                                                    ---------       ---------
       Total liabilities and stockholders' equity  $  486,142      $  433,121
                                                    =========       =========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2002         2001         2000
                                           ----------   ----------   ----------
 PREFERRED SHARES:                                  -            -            -
                                           ==========   ==========   ==========
 COMMON SHARES:
   Shares, beginning of year               88,846,710   41,357,853   20,517,090
   Shares issued upon exercise of options 1,523,446 3,097,363 500,792 Shares issued for Employee Stock
     Purchase Plan                             31,962       21,267       11,466
   Shares issued in secondary offering              -    1,500,000            -
   Shares issued in acquisition               117,738            -            -
   Stock dividend                                   -   42,870,227   20,328,505
                                           ----------   ----------   ----------
       Shares, end of year                 90,519,856   88,846,710   41,357,853
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year             $       888  $       414  $       205
   Shares issued upon exercise of options          15           30            5
   Shares issued in secondary offering              -           15            -
   Shares issued in acquisition                     1            -            -
   Shares issued for Employee Stock
     Purchase Plan                                  1            -            1
   Stock dividend                                   -          429          203
                                           ----------   ----------   ----------
       Balance, end of year               $       905  $       888  $       414
                                           ----------   ----------   ----------

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $   145,211  $    43,753  $    32,210
   Shares issued upon exercise of options      13,650       18,274        6,394
   Shares issued for Employee Stock
     Purchase Plan                                792          818          488
   Shares issued in secondary offering              -       60,510            -
   Stock dividend                                   -        (429)        (203)
   Tax benefit on exercise of options           6,992       22,285        4,864
   Shares issued in acquisition                 2,399            -            -
   Cost of Treasury shares reissued              (983)           -            -
                                           ----------   ----------   ----------
         Balance, end of year             $   168,061  $   145,211  $    43,753
                                           ----------   ----------   ----------
 RETAINED EARNINGS:
   Balance, beginning of year             $   156,405  $   110,378  $    83,383
   Net loss for the three months ended
     September 30, 1999 - Sys-Tech, Inc.            -            -          264
   Net income                                  57,065       55,631       34,018
   Reissuance of Treasury shares                 (682)           -            -
   Dividends (2002- $.13 per share;
     2001 - $.11 per share;
     2000 - $.09 per share)                   (11,626)      (9,604)      (7,287)
                                           ----------   ----------   ----------
        Balance, end of year              $   201,162  $   156,405  $   110,378
                                           ----------   ----------   ----------
 TREASURY STOCK:
   Balance, beginning of year             $         -  $         -  $         -
   Purchase of Treasury shares                (31,054)           -            -
   Reissuance of Treasury shares                1,665            -            -
                                           ----------   ----------   ----------
        Balance, end of year              $   (29,389) $         -  $         -
                                           ----------   ----------   ----------
 TOTAL STOCKHOLDERS' EQUITY               $   340,739  $   302,504  $   154,545
                                           ==========   ==========   ==========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:        2002         2001         2000
                                           ----------   ----------   ----------
 Net Income                               $    57,065  $    55,631  $    34,350

 Adjustments to reconcile net income from
   continuing operations to cash from
   operating activities:
     Depreciation                              20,885       12,539        8,870
     Amortization                               6,585        9,349        6,603
     Deferred income taxes                      7,793        2,800        2,400
     Gain on sale of investment                     -            -       (1,105)
     Other, net                                   (58)          (3)         175
   Changes in:
     Trade receivables                        (14,858)     (42,633)     (11,870)
     Prepaid expenses and other                (1,621)     (22,069)      (9,451)
     Accounts payable                          (8,795)       8,591        3,080
     Accrued expenses                           1,546         (155)      (1,781)
     Income taxes (including tax benefit
      from exercise of stock options)           7,428       25,225        2,483
     Deferred revenues                         13,971       23,547       15,106
                                           ----------   ----------   ----------
     Net cash from operating activities   $    89,941  $    72,822  $    48,860

 CASH FLOWS FROM DISCONTINUED OPERATIONS  $         -  $         -  $       700

 CASH FLOWS FROM INVESTING  ACTIVITIES:
     Capital expenditures                     (49,509)     (57,781)     (32,619)
     Purchase of investments                   (2,987)        (982)        (946)
     Proceeds from sale of investments              -            -        3,605
     Proceeds from maturity of investments      3,000        1,000        6,702
     Computer software developed               (1,895)      (1,447)        (875)
     Business acquisition costs, net
      of cash acquired                        (11,111)           -      (93,280)
     Other, net                                   274          375           (6)
                                           ----------   ----------   ----------
     Net cash from investing activities   $   (62,228) $   (58,835) $  (117,419)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      stock upon exercise of stock options     13,666       18,304        6,399
     Proceeds from sale of common stock           792       61,344          488
     Dividends paid                           (11,626)      (9,604)      (7,287)
     Change in short-term borrowings, net           -      (70,500)      70,101
     Principal payments on long-term debt        (315)        (128)        (296)
     Purchase of Treasury stock               (31,054)           -            -
                                           ----------   ----------   ----------
     Net cash from financing activities   $   (28,537) $      (584) $    69,405

 Net cash activity for the three
   months ended September 30,
   1999 - Sys-Tech, Inc.                  $         -  $         -  $       264
                                           ----------   ----------   ----------
 NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                   $      (824) $    13,403  $     1,810

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                      $    18,589  $     5,186  $     3,376
                                           ----------   ----------   ----------

 CASH AND CASH EQUIVALENTS, END OF YEAR   $    17,765  $    18,589  $     5,186
                                           ==========   ==========   ==========


 See notes to consolidated financial statements

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

 POOLING OF INTERESTS TRANSACTION

 The consolidated financial statements include Sys-Tech, Inc. ("Sys-Tech"), acquired on June 1, 2000. This acquisition was accounted for as poolings of interests, and therefore, all appropriate prior periods reflect the acquisition as if it had occurred at the beginning of the earliest period reported (see Note 13).

 Prior to the consummation of the Sys-Tech acquisition, Sys-Tech's year end was September 30. As a result of the Company and Sys-Tech having different fiscal year ends, Sys-Tech's results of operations for the three month period ended September 30, 1999, were reported in the consolidated statement of income for the year ended June 30, 1999, instead of in the consolidated statement of income for the year ended June 30, 2000. Revenues, net loss from operations and net loss of Sys-Tech for the three month period ended September 30, 1999, were $1,402,000, $378,000 and $264,000, respectively.

 COMMON STOCK

 On September 21, 2001, the Company's Board of Directors approved a buyback of the Company's common stock of up to 3 million shares. As of June 30, 2002, 1,656,733 shares have been purchased for $31,054,139 and 1,568,910 shares remain in treasury stock.

 On January 29, 2001 and January 31, 2000, the Company's Board of Directors declared 100% stock dividends on its common stock, effectively 2 for 1 stock splits. The stock dividends were paid March 2, 2001 and 2000 to stockholders of record at the close of business on February 15, 2001 and February 17, 2000, respectively. All affected per share and shares outstanding data in the consolidated statements of income and the notes to the consolidated financial statements were retroactively restated to reflect the stock splits.

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

 REVENUE RECOGNITION

 In October, 1997, the Accounting Standards Executive Committee of the American Institute of Public Accountants ("AcSEC") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The Company adopted SOP 97-2 effective July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In March 1998, AcSEC issued SOP 98-4, which deferred portions of SOP 97-2 for one year. Revenues in fiscal year 1999 from the sales of software were recognized in accordance with the enacted portions of SOP 97-2 and revenues beginning in fiscal 2000 from the sale of software were recognized in accordance with SOP 98-4. These adoptions did not have a material effect on revenue recognition or the consolidated results of operations.

 The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. SAB No. 101, as amended, provides the SEC Staff's views on selected revenue recognition issues and was adopted by the Company in the fourth fiscal quarter of fiscal year 2001. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial statements.

 The Company's various sources of revenue and the methods of revenue recognition are as follows:

      Software licensing fees - Initial licensing fees are recognized upon delivery and acceptance of the unmodified software.
      Software installation and related services - Fees for these services are recognized as the services are performed on hourly contracts and at completion and acceptance on fixed-fee contracts.
      Support and service fees - Fees from these contracts are recognized ratably over the life of the in-house support or outsourcing service contract.
      Hardware - Revenues from sales of hardware are recognized upon direct shipment by the supplier to the Company's customers. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales. Revenues and related costs of hardware maintenance are recognized ratably over the life of the contract.
      Customer reimbursements - Direct costs paid to third parties for expenses incurred for customers are billed and recognized as revenue when incurred.

 PREPAID MAINTENANCE

 Costs for these remarketed hardware and software maintenance contracts, which are prepaid, are recognized ratably over the life of the contract, generally one to five years, with the related revenue amortized from deferred revenues.

 DEFERRED REVENUES

 Deferred revenues consist primarily of prepaid annual software support fees and prepaid hardware maintenance fees. Hardware maintenance contracts are multi-year, therefore, the deferred revenue and prepaid maintenance are classified in accordance with the terms of the contract. Software and hardware deposits received are also reflected as deferred revenues.

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

 The amortized cost of held-to-maturity securities is $997,000 and $985,000 at June 30, 2002 and 2001, respectively. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

 PROPERTY AND EQUIPMENT

 Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

 INTANGIBLE ASSETS

 Intangible assets consist of goodwill, customer relationships, software and trade names acquired in business acquisitions. The amounts are amortized, with the exception of goodwill and trade names, over an estimated economic benefit period, generally five to twenty years, using the straight-line method.

 The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill and trade names for impairment of value on an annual basis and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three years ended June 30, 2002 equals the Company's net income.

 BUSINESS SEGMENT INFORMATION

 In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 14). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company's revenues are derived from operations and assets located within the United States of America.

 INCOME PER SHARE

 Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per diluted share to the extent they are dilutive. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of outstanding stock options.

 INCOME TAXES

 Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

 RECENT ACCOUNTING PRONOUNCEMENTS

 In July 2001, the FASB issued SFAS No. 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. SFAS No. 141 was effective for business combinations completed after June 30, 2001. Adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

 SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in August 2001. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this standard are effective for financial statements issued for fiscal years beginning after December 15, 2001 (July 1, 2002 for JHA), and interim periods within those fiscal years, with early application encouraged. The adoption of this standard on July 1, 2002, did not have a material effect on the Company's consolidated financial position or results of operations.

 Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred, which requires that customer reimbursements received for direct cost paid to third parties and related expenses be characterized as revenue and expense. Customer reimbursements represent direct costs paid to third parties primarily for data communication, travel and postage costs. Prior periods have been reclassified to reflect the adoption of Issue No. 01-14. The adoption of Issue No. 01-14 by the Company did not impact the Company's consolidated financial position, operating income or net income for any of the periods presented.

 In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Under this new standard, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provision of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of this standard on July 1, 2002, did not have a material effect on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

 RECLASSIFICATION

 Where appropriate, prior year's financial information has been reclassified to conform with the current year's presentation.


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


 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:

                                      (In thousands)
                                    Year Ended June 30,
                                  -----------------------    Estimated
                                     2002          2001      Useful Life
                                  ---------     ---------    -----------
  Land                           $    6,519    $    6,519
  Land improvements                   8,774         4,731    5-20 years
  Buildings                          57,636        39,290    25-30 years
  Equipment and furniture           100,309        79,892    5-8 years
  Aircraft and equipment             41,633        31,737    8-10 years
  Construction in process            17,028        14,024
                                  ---------     ---------
                                 $  231,899    $  176,193
  Less accumulated depreciation      58,124        37,754
                                  ---------     ---------
  Property & equipment, net      $  173,775    $  138,439
                                  =========     =========


 At June 30, 2002, the Company has two buildings under construction in Monett with a total of 138,200 square feet, and a total estimated cost of $18 million, of which $8 million had been incurred as of that date and is included in construction in progress.


 NOTE 4: OTHER ASSETS

 The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill and trade names are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment tests for trade names with indefinite useful lives during the quarter ended September 30, 2001, for goodwill during the quarter ended December 31, 2001, and its annual impairment tests and has determined that no impairment exists. Had the Company been accounting for its goodwill and trade names under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been adjusted as follows:

                                         (In Thousands, Except Per Share Data)
                                                 Year Ended June 30,
                                          -----------------------------------
                                             2002         2001         2000
                                          ---------    ---------    ---------
 Reported net income                     $   57,065   $   55,631   $   34,018
 Goodwill and trade names amortization,
   net of tax                                     -        1,108          686
                                          ---------    ---------    ---------
 Adjusted net income                     $   57,065   $   56,739   $   34,704
                                          =========    =========    =========

 Reported diluted net income per share $ .62 $ .61 $ .40 Goodwill and trade names amortization,
   net of tax                                     -          .01          .01
                                          ---------    ---------    ---------
 Adjusted diluted net income per share   $      .62   $      .62   $      .41
                                          =========    =========    =========

 Reported basic net income per share $ .64 $ .64 $ .42 Goodwill and trade names amortization,
   net of tax                                     -          .01          .01
                                          ---------    ---------    ---------
 Adjusted basic net income per share     $      .64   $      .65   $      .43
                                          =========    =========    =========

 There were no changes in the carrying amount of goodwill for the year ended June 30, 2001, other than amortization expense. Changes in the carrying amount of goodwill for the year ended June 30, 2002, by reportable segments, are as follows:


                                               (In Thousands)
                                      Banking   Credit Union
                                      Systems     Systems
                                        and         and
                                      Services    Services        Total
                                      --------    --------      ---------
  Balance, July 1, 2001               $ 14,508    $ 14,840      $  29,384

  Goodwill acquired during the year     10,987           -         10,987
                                      --------    --------      ---------
  Balance, June 30,  2002             $ 25,495    $ 14,840      $  40,335
                                      ========    ========      =========


 Information regarding our other intangible assets is as follows:



                                        (In Thousands)
                                     Year Ended June 30,
                                     -------------------
                             2002                           2001
                 ----------------------------   -----------------------------
                 Carrying Accumulated           Carrying Accumulated
                  Amount  Amortization   Net     Amount  Amortization   Net
                 -------   ---------  -------   -------   ---------   -------
 Customer
  Relationships  $88,197   ($25,067)  $63,130   $90,612   ($22,270)   $68,342

 Trade names       3,699          -     3,699     3,699          -      3,699
                 -------   ---------  -------   -------   ---------   -------
 Totals          $91,896   ($25,067)  $66,829   $94,311   ($22,270)   $72,041
                 =======   =========  =======   =======   =========   =======

 Trade names have been determined to have indefinite lives and therefore as of July 1, 2001, are no longer amortized. Customer relationships have lives ranging from 5 to 20 years.

 Computer software includes the unamortized cost of software products developed or acquired by the Company which were required to be capitalized by accounting principles generally accepted in the United States of America.


  Following is an analysis of the computer software costs:

                                               (In Thousands)
                                             Year ended June 30,
                                          -------------------------
                                            2002             2001
                                          --------         --------
   Balance, beginning of year            $   5,806        $   5,813
   Acquired software                         1 376                -
   Capitalized development costs             1,895            1,447
                                          --------         --------
                                         $   9,077        $   7,260
   Less amortization expense                 1,578            1,454
                                          --------         --------
   Balance, end of year                  $   7,499        $   5,806
                                          ========         ========

 Amortization expense for all intangible assets was $6,585, $9,349, and $6,603 for the fiscal years ended June 30, 2002, 2001, and 2000 respectively. The estimated aggregate future amortization expense for all intangible assets remaining as of June 30, 2002 is as follows:

                            2003              $   6,084
                            2004              $   5,730
                            2005              $   5,137
                            2006              $   4,810
                            2007              $   4,496
                            Thereafter        $  42,947


 NOTE 5: LINES OF CREDIT AND LONG-TERM DEBT

 LINES OF CREDIT

 JHA currently has two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $58.0 million. The major credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (3.03% at June 30, 2002, and weighted average interest rates of 3.07% and 6.42% for the years ended June 30, 2002, and 2001, respectively and expires December 15, 2002). At June 30, 2000, this line allowed up to $75.0 million of funding and was amended on September 7, 2000 to reduce the maximum borrowing to $50.0 million. At June 30, 2000 there was $70.5 million outstanding of which the balance outstanding on August 16, 2000, was retired with the proceeds from the secondary offering (See Note
 15). The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (4.75% at June 30, 2002, and expires March 15, 2003), and is secured by $1.0 million of investments with the remainder unsecured. There were no amounts outstanding under either line at June 30, 2002, or 2001.

 LONG-TERM DEBT

 The Company had a note payable which was assumed during the acquisition of BancData Solutions, Inc. (See Note 13), bearing interest at 10%, payable monthly. The note was secured by equipment. The note was paid in full January 2002. Sys-Tech had a note payable with an original loan amount of $400,000, bearing interest at 10%, payable monthly, due August 4, 2001. The note was secured by specific real estate. The note was repaid subsequent to the acquisition of Sys-Tech and prior to June 30, 2000.

                                  (In Thousands)
                                Year ended June 30,
                                -------------------
                                  2002        2001
                                -------     -------
   Long-term debt              $      -    $    315

   Less current maturities            -          87
                                -------     -------
   Balance                     $      -    $    228
                                =======     =======


 The  Company paid interest of $126,000,  $1,150,000 and  $1,600,000 in 2002,
 2001, and 2000, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next six years. As of June 30, 2002, net future minimum lease payments under non-cancelable terms are as follows: $3,741,655, $3,535,600, $2,178,055, $1,393,038, $522,338 and $165,768 in 2003, 2004, 2005, 2006,
 2007 and thereafter, respectively. Rent expense for all operating leases amount to $4,093,000, $3,400,000, and $2,200,000 in 2002, 2001, and 2000,
 respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes on income from continuing operations consists of the following:

                                       (In Thousands)
                                     Year Ended June 30,
                               2002         2001          2000
                             --------     --------      --------
       Current:
          Federal           $  22,387    $  26,817     $  14,050
          State                 1,228        1,675           965
       Deferred:
          Federal               7,548        2,200         1,900
          State                   245          600           500
                             --------     --------      --------
                            $  31,408    $  31,292     $  17,415
                             ========     ========      ========

 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                         (In Thousands)
                                                      Year ended June 30,
                                                      --------------------
                                                        2002         2001
                                                      -------      -------
   Deferred tax assets:
     Carryforwards (operating losses and credits)    $    205     $    314
     Expense reserves (bad debts, insurance,
       franchise tax and vacation)                        710          516
     Intangible assets                                    840        1,742
     Other, net                                           195          200
                                                      -------      -------
                                                        1,950        2,772
                                                      -------      -------
   Deferred tax liabilities:
     Accelerated tax depreciation                     (14,330)      (8,157)
     Accelerated tax amortization                      (2,520)      (1,722)
                                                      -------      -------
                                                      (16,850)      (9,879)
                                                      -------      -------
   Net deferred tax liability                        $(14,900)    $ (7,107)
                                                      =======      =======

 The deferred taxes are classified on the balance sheet as follows:

                                                         (In Thousands)
                                                      Year ended June 30,
                                                      --------------------
                                                        2002         2001
                                                      -------      -------
  Deferred income taxes (current)                    $    900     $    750
  Deferred income taxes (long-term)                   (15,800)      (7,857)
                                                      -------      -------
                                                     $(14,900)    $ (7,107)
                                                      =======      =======

 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                  Year ended June 30,
                                              ----------------------------
                                              2002        2001        2000
                                              ----        ----        ----
 Computed "expected" tax expense
   (benefit)                                  35 %        35 %        35 %
 Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal income tax benefits             2 %         2 %         2 %
     Research and development credit          (1%)        (1%)        (1%)
     Other                                     -           -          (2%)
                                              ----        ----        ----
                                              36 %        36 %        34 %
                                              ====        ====        ====

 Net operating  loss carryforwards  of  $571,000 (from  acquisitions)  expire
 through the  year 2014.   The  Company paid  income taxes  of   $15,900,000,
 $3,580,000, and $13,502,000 in 2002, 2001, and 2000, respectively.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks and financial institutions throughout the United States and generally does not require collateral. Reserves (which are insignificant at June 30, 2002 and 2001) are maintained for potential credit losses.

 In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials. If this relationship was terminated, it could have a significant negative impact on the future operations of the Company.


 NOTE 9: STOCK OPTION PLANS

 The Company currently issues options under two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

 The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 4 years. Shares of common stock are reserved for issuance under this plan at the time of each grant which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or ten years after grant. As of June 30, 2002, there were 968,940 shares available for future grants under the plan from the original 13,000,000 shares approved by the stockholders.

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2002, there were 570,000 shares available for future grants under the plan.

 Changes in stock options outstanding are as follows:

                                        Number of Shares  Weighted Average
                                                           Exercise Price
                                          ----------           ------
        Outstanding July 1, 1999           8,832,760          $  5.40
        Granted                            5,969,000            15.75
        Forfeited                           (127,800)            6.19
        Exercised                         (1,416,392)            4.72
                                          ----------           ------
        Outstanding June 30, 2000         13,257,568            10.12
        Granted                            1,422,280            23.57
        Forfeited                           (104,616)           18.39
        Exercised                         (3,285,433)            6.89
                                          ----------           ------
        Outstanding June 30, 2001         11,289,799            12.68
        Granted                              618,116            23.26
        Forfeited                            (82,500)           22.26
        Exercised                         (1,607,846)            8.50
                                          ----------           ------
        Outstanding June 30, 2002         10,217,569          $ 13.90
                                          ==========           ======

 During the year ended June 30, 2002, there were 84,400 shares reissued  from
 the treasury for  exercised options.   The  weighted fair  value of  options
 granted  was  $10.63,  $9.58,  and  $6.69   for  2002,  2001,  and  2000,
 respectively.

 Following is an analysis of stock options outstanding (O) and exercisable
 (E) as of June 30, 2002:

  Range of                         Weighted-Average
  Exercise                       Remaining Contractual      Weighted-Average
   Prices            Shares          Life in Years           Exercise Price
                  O          E            O                   O           E
              --------   ---------      -----               -----       -----
 $ 2 to 6    2,514,365   2,514,365                         $ 4.57      $ 4.57
                                         4.24
  6 to 11    1,401,194   1,297,736                           9.04        9.00
                                         6.38
 11 to 17    4,365,510   4,355,510                          16.64       16.64
                                         7.71
 17 to 30    1,931,500     966,250                          23.33       23.96
                                         8.70
 30 to 31        5,000       2,500                          31.00       31.00
 --------    ---------  ----------       9.00               -----       -----
                                         ----
 $1 to 32   10,217,569   9,136,361       6.86              $13.90      $13.01
 ========   ==========  ==========       ====               =====       =====

 As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

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

 The Company's pro forma information follows:

                                      (In Thousands, Except Per Share Data)
                                              Year ended June 30,
                                       -----------------------------------
                                         2002          2001         2000
                                       -------       -------       -------
 Net income
   As reported                        $ 57,065      $ 55,631      $ 34,018
                                       =======       =======       =======
   Pro forma                          $ 47,671      $ 36,450      $ 26,503
                                       =======       =======       =======

 Diluted net income per share
   As reported                        $    .62      $    .61      $    .40
                                       =======       =======       =======
   Pro forma                          $    .52      $    .40      $    .31
                                       =======       =======       =======
 Basic net income per share
   As reported                        $    .64      $    .64      $    .42
                                       =======       =======       =======
   Pro forma                          $    .53      $    .42      $    .32
                                       =======       =======       =======

 Assumptions:

 Expected life (years)                    3.10          2.92          2.95

 Volatility                                55%           54%           56%

 Risk free interest rate                  3.2%          4.4%          6.2%

 Dividend yield                           .78%          .36%          .36%



 NOTE 10: EARNINGS PER SHARE

 The following table reflects a reconciliation between Basic and Diluted net income per share:
                                        (In Thousands, Except Per Share Data)
                                                Year ended June 30,
                                                -------------------
                                        2002                         2001                          2000
                             --------------------------- ----------------------------  ----------------------------
                               Net   Weighted  Per Share  Net     Weighted  Per Share    Net    Weighted  Per Share
                             Income  Average    Amount   Income   Average    Amount    Income   Average    Amount
                                     Shares                       Shares                        Shares

 Basic Income Per Share:
  Net income available to
   Stockholders             $57,065  89,316     $0.64   $55,631    86,834    $0.64    $34,018    81,766    $0.42
 Effect of dilutive
  securities:
  Stock options                   -   3,051     $0.02         -     4,510    $0.03          -     3,512    $0.02
                             ------  ------      ----    ------    ------     ----     ------    ------     ----
 Diluted Income Per Share:
  Net income available to
   common stockholders      $57,065  92,367     $0.62   $55,631    91,344    $0.61    $34,018    85,278    $0.40
                             ======  ======      ====    ======    ======     ====     ======    ======     ====


 Stock options to purchase approximately 690,858 shares for fiscal 2002, 102,591 for fiscal 2001, and 1,182,675 for fiscal 2000 were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.


 NOTE 11:  EMPLOYEE BENEFIT PLANS

 Employee Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 Employee Stock Ownership Plan 401(k) - The Company has an Employee Stock Ownership Plan 401(k) (the "Plan") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the Plan was amended and restated to include most of the existing ESOP provisions, to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. The Company matches 100% of employee contributions up to 5% of compensation subject to a maximum of $5,000. The Company has the option of making a discretionary contribution to the Plan, however, none has been made for any of the three most recent fiscal years. The Company assumed responsibility for the Symitar Employee 401(k) Plan as of the acquisition date and plans to merge it into the Plan as of December 31, 2002. The total contribution related to the Plans was $3,862,000, $2,986,000, and $2,430,000 for 2002, 2001, and
 2000, respectively.

 For the year ended June 30, 2002, there were 84,400 shares and 3,423 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively.


 NOTE 12: DISCONTINUED OPERATIONS

 On September 7, 1999, the Company completed the sale of BankVision Software, Ltd. subsidiary for $1,000,000. The purchaser has paid $750,000 of the purchase price and has executed a promissory note for the remainder (plus interest). The net assets of the subsidiary, as of that date, approximately equaled the sales proceeds, and as a result, the transaction had minimal effect on its financial results for fiscal year 2000. Total loss from discontinued operations was none, none, and $332,000 for the years ended June 30, 2002, 2001 and 2000, respectively.


 NOTE 13: BUSINESS ACQUISITIONS

 POOLING OF INTERESTS TRANSACTION

 On June 1, 2000, the Company acquired all the outstanding shares of Sys-Tech for approximately $16,000,000 (834,000 shares) in Company stock.

 The 2000 consolidated financial statements were restated for the effect of this pooling transaction. The following table presents a reconciliation of revenue and net income previously reported by the Company, and Sys-Tech to those presented in the accompanying consolidated financial statements.


                                    (In Thousands)
                                  Nine Months Ended
                                    March 31, 2000
                                       -------
      Revenues:
        JHA                           $150,239
        Sys-Tech                         5,692
                                       -------
        Combined                      $155,931
                                       =======
      Net Income:
        JHA                           $ 22,588
        Sys-Tech                            (4)
                                       -------
        Combined                      $ 22,584
                                       =======

 PURCHASE TRANSACTIONS

 On January 1, 2002, the Company acquired all the outstanding shares of Transcend Systems Group (TSG) for $7,300,000 in cash and 117,738 restricted shares of the Company's common stock valued at $2,400,000, for a total consideration to the TSG shareholders of $9,700,000. As part of the purchase price, the Company also advanced to TSG $851,000 for the repayment of bank debt and certain TSG obligations to its shareholders. TSG provides customer relationship management software and related services to financial institutions. The purchase price for TSG was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $8,500,000, software of $930,000, and customer contracts of $1,100,000, of which software and customer contracts are being amortized on a straight-line basis over 10 years.

 On December 1,  2001, the  Company acquired  all the  outstanding shares  of
 System Legacy Solutions (SLS) for $3,000,000 in cash. SLS provides technology to convert data from legacy systems into formats that can be used by newer technologies. The purchase price for SLS was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $2,550,000 and software $450,000 of which software is being amortized on a straight-line basis over 10 years.

 On June 7, 2000, the Company completed the acquisition of Symitar Systems, Inc. ("Symitar"), a provider of in-house data processing solutions for credit unions. At the time of acquisition, Symitar provided 237 credit unions throughout the United States with its comprehensive line of software and services that run on the IBM pSeries RS/6000. The purchase price for Symitar was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date, resulting in allocation to acquired customer relationships of $21,800,000, trade name of $3,900,000, goodwill of $15,689,000 and software of $2,000,000, which customer relationships and software are being amortized on a straight-line basis over 20 and 10 years, respectively.

 On April 1, 2000, the Company acquired all the outstanding shares of BancData Solutions, Inc. ("BDS"), for $5,000,000 in cash. BDS is a provider of a variety of data center options to community banks, primarily in southern California. Their systems are AS/400 based and are already using a JHA core application system. The net intangible asset acquired of $3,963,000 was allocated to customer relationships and is being amortized on a straight-line basis over 20 years.

 On September 8, 1999, the Company's wholly-owned subsidiary Open System Group, Inc. ("OSG"), completed the acquisition of BancTec, Inc.'s community banking business, providing software, account processing capabilities and data center operations. At the time of acquisition , the customer base included over 700 community banks throughout the United States and the Caribbean. The total value of the transaction was approximately $56,136,000, made up of $50,000,000 paid in cash, the assumption of approximately $5,475,000 liabilities and $661,000 in transaction costs. The Company allocated the purchase price to the assets and liabilities acquired based on their estimated fair value at the acquisition date, resulting in allocations of $39,000,000, $5,315,000 and $1,000,000 to acquired customer relationships, goodwill and software, respectively. The customer relationships and software are being amortized on a straight-line basis over 20 and 10 years, respectively.

 The five acquisitions discussed above were accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements do not include any revenues and expenses related to these acquisitions prior to their respective closing dates.

 The following unaudited pro forma condensed information is presented as if the OSG and Symitar acquisitions had occurred at the beginning of the earliest period presented. The pro forma results for BDS, SLS, TSG were not included as amounts are not material.


                                      (In Thousands, Except Per Share Data)
                                            Year Ended June 30, 2000
                                            ------------------------
       Revenues                                    $  253,106
       Income from continuing operations               30,478
       Net income                                      30,146

       Diluted Income Per Share:
       Income from continuing operations           $      .36
       Net income                                  $      .36



 NOTE 14: BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services and credit union systems and services. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenue.


                                                 (In Thousands)
                                            For the Year Ended June 30,
                                         2002          2001          2000
                                       ---------     ---------     ---------
   Revenues
   Bank systems and services          $  339,347    $  318,011    $  235,056
   Credit Union systems and services      57,310        48,892         4,785
                                       ---------     ---------     ---------
   Total                              $  396,657    $  366,903    $  239,841
                                       =========     =========     =========

   Gross Profit
   Bank systems and services          $  143,555    $  138,143    $   96,062
   Credit Union systems and services      17,665        13,454         2,054
                                       ---------     ---------     ---------
   Total                              $  161,220    $  151,597    $   98,116
                                       =========     =========     =========

   Property and equipment, net
   Bank systems and services          $  170,882    $  136,166    $   91,864
   Credit Union systems and services       2,893         2,273         1,421
                                       ---------     ---------     ---------
   Total                              $  173,775    $  138,439    $   93,285
                                       =========     =========     =========

   Intangible assets, net
   Bank systems and services          $   71,333    $   62,575    $   71,881
   Credit Union systems and services      43,330        44,620        43,214
                                       ---------     ---------     ---------
   Total                              $  114,663    $  107,195    $  115,095
                                       =========     =========     =========

   Depreciation expense, net
   Bank systems and services          $   20,328    $   12,148    $    8,843
   Credit Union systems and services         557           391            27
                                       ---------     ---------     ---------
   Total                              $   20,885    $   12,539    $    8,870
                                       =========     =========     =========

   Amortization expense, net
   Bank systems and services          $    5,295    $    7,077    $    6,414
   Credit Union systems and services       1,290         2,272           189
                                       ---------     ---------     ---------
   Total                              $    6,585    $    9,349    $    6,603
                                       =========     =========     =========

   Capital expenditures, net
   Bank systems and services          $   48,451    $   55,474    $   32,613
   Credit Union systems and services       1,058         2,307             6
                                       ---------     ---------     ---------
   Total                              $   49,509    $   57,781    $   32,619
                                       =========     =========     =========

 The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.


 NOTE 15: SECONDARY OFFERING

 On August 16, 2000, the Company completed a secondary offering of 3.0 million shares of its common stock at $21.50 per share less a 5% underwriters discount and offering expenses paid by the Company. The net proceeds of approximately $60.5 million was used to retire all outstanding debt under lines of credit as of that date, with the remaining balance available for working capital, capital expenditures and other general corporate purposes.

                                    *****

 Supplementary Data
 Selected Quarterly Financial Information
 (Unaudited)


 FY 2002
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter      Total
                                -------     -------     -------     -------     --------
 REVENUE:
  Licensing and installation   $ 22,270    $ 22,874    $ 24,751    $ 27,294    $  97,189
  Support and service            41,606      41,888      42,976      44,975      171,445
  Hardware sales                 22,256      26,783      24,825      26,478      100,342
  Customer reimbursements         6,435       6,682       7,232       7,332       27,681
                                -------     -------     -------     -------     --------
    Total                      $ 92,567    $ 98,227    $ 99,784    $106,079    $ 396,657
                                -------     -------     -------     -------     --------
 COST OF SALES:
  Cost of hardware             $ 14,879    $ 18,371    $ 17,243    $ 19,917    $  70,410
  Cost of services               32,204      34,163      35,217      35,762      137,346
  Customer reimbursement
    expenses                      6,435       6,682       7,232       7,332       27,681
                                -------     -------     -------     -------     --------
    Total                      $ 53,518    $ 59,216    $ 59,692    $ 63,011    $ 235,437
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 39,049    $ 39,011    $ 40,092    $ 43,068    $ 161,220

 Income before income taxes    $ 22,837    $ 20,366    $ 21,184    $ 24,086    $  88,473

 Net income                    $ 14,616    $ 13,034    $ 13,558    $ 15,857    $  57,065

 Diluted net income per share  $    .16    $    .14    $    .15    $    .17    $     .62



   FY 2001
                                 First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter      Total
                                -------     -------     -------     -------     --------
 REVENUE:
   Licensing and installation  $ 23,512    $ 24,536    $ 26,233    $ 26,978    $ 101,259
   Support and service           30,446      32,266      34,221      37,205      134,138
   Hardware sales                23,050      23,930      32,357      30,734      110,071
   Customer reimbursements        4,662       5,018       5,392       6,363       21,435
                                -------     -------     -------     -------     --------
           Total               $ 81,670    $ 85,750    $ 98,203    $101,280    $ 366,903
                                -------     -------     -------     -------     --------
 COST OF SALES:
   Cost of hardware            $ 15,969    $ 15,635    $ 22,962    $ 21,063    $  75,629
   Cost of services              26,407      30,330      30,167      31,338      118,242
   Customer reimbursement
     expenses                     4,662       5,018       5,392       6,363       21,435
                                -------     -------     -------     -------     --------
          Total                $ 47,038    $ 50,983    $ 58,521    $ 58,764    $ 215,306
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 34,632    $ 34,767    $ 39,682    $ 42,516    $ 151,597

 Income before income taxes    $ 18,569    $ 20,125    $ 23,966    $ 24,263    $  86,923

 Net income                    $ 11,884    $ 12,880    $ 15,338    $ 15,529    $  55,631

 Diluted net income per share  $    .13    $    .14    $    .17    $    .17    $     .61


                                    *****

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

 *Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.


 Item 14.  Controls and Procedures

 (a) Not applicable pursuant to Transition Provisions (Section V) of
 Securities and Exchange Commission        Release 33-8124.

 (b) None.

 (c) Not applicable.


                                   PART IV

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) The following documents are filed as part of this Report:

 The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Auditors' thereon appear under
 Item 8 of this Report:

      -  Independent Auditors' Report.

      - Consolidated Statements of Income for the Years Ended June 30, 2002, 2001 and 2000.

      -  Consolidated Balance Sheets as of June 30, 2002 and 2001.

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000.

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000.

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

      3.1.5      Certificate of Amendment of Certificate of
                 Incorporation, attached as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

      3.1.6      Certificate of Amendment of Certificate of
                 Incorporation, attached as Exhibit (a) to the Company's Quarterly Report on For 10-Q for the quarter ended December 31, 2000.

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

      10.4       IBM Remarketer Agreement dated May 21, 1992, attached as
                 Exhibit 10.1 to the Company's Annual Report on Form 10-K the Year Ended June 30, 1992; renewed for a two year term on January 1, 2001.

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

      21.1       A list of the Company's subsidiaries, is attached as
                 Exhibit 21.1.

      23.1       Consent of Independent Auditors' is attached as Exhibit 23.


 (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      None.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September, 2002.

                            JACK HENRY & ASSOCIATES, INC., Registrant

                            By  /s/ Michael E. Henry
                               ---------------------
                               Michael E. Henry
                               Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                  Capacity                     Date
        ---------                  --------                     ----

   /s/ Michael E. Henry     Chairman of the Board and      September 25, 2002
   ---------------------    Chief Executive Officer
   Michael E. Henry         and Director


   /s/ Terry W. Thompson    President                      September 25, 2002
   ---------------------
   Terry W. Thompson


   /s/ John F. Prim         Chief Operating Officer        September 25, 2002
   ---------------------
   John F. Prim


   /s/ John W.  Henry       Vice Chairman, Senior Vice     September 25, 2002
   ---------------------    President and Director
   John W. Henry


   /s/ Jerry D. Hall        Executive Vice President       September 25, 2002
   ---------------------    and Director
   Jerry D. Hall


   /s/ Kevin D. Williams    Treasurer and Chief            September 25, 2002
   ---------------------    Financial Officer
   Kevin D. Williams        (Principal Accounting
                            Officer)

   /s/ James J. Ellis       Director                       September 25, 2002
   ---------------------
   James J. Ellis


   /s/ Burton O. George     Director                       September 25, 2002
   ---------------------
   Burton O. George


   /s/ George R. Curry      Director                       September 25, 2002
   ---------------------
   George R. Curry

                                CERTIFICATION
                      PURSUANT TO 18 U.S.C. SECTION 1350


 Each of the undersigned hereby certifies in his capacity as an officer of Jack Henry & Associates, Inc., Inc. (the "Company") that the Annual Report of the Company on Form 10-K for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


                                              /s/ Michael E. Henry
                                              ------------------------------
 Date: September 25, 2002                     Michael E. Henry
                                              Chief Executive Officer



                                              /s/ Kevin D. Williams
                                              ------------------------------
 Date: September 25, 2002                     Kevin D. Williams
                                              Chief Financial Officer

                                CERTIFICATION


 I, Michael E. Henry, certify that:

 1. I have reviewed this annual report on Form 10-K of Jack Henry & Associates, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                                              /s/ Michael E. Henry
                                              ------------------------------
 Date:  September 25, 2002                    Michael E. Henry
                                              Chief Executive Officer

                                CERTIFICATION


 I, Kevin D. Williams, certify that:

 1. I have reviewed this annual report on Form 10-K of Jack Henry & Associates, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                              /s/ Kevin D. Williams
                                              -------------------------------
 Date: September 25, 2002                     Kevin D. Williams
                                              Chief Financial Officer