Form 10-Q
period 2002-09-30
HENRY JACK & ASSOCIATES INC
filed 2002-11-14
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

                                     N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

        As of October 28, 2002, Registrant had 87,658,911 shares of common stock outstanding ($.01 par value).

                        JACK HENRY & ASSOCIATES, INC.


                                   CONTENTS




   PART I       FINANCIAL INFORMATION                               PAGE  NO.

      Item 1    Financial Statements

                Condensed Consolidated Balance Sheets                   3
                September 30, 2002, (Unaudited) and June 30, 2002

                Condensed Consolidated Statements of Income,            4
                Three Months Ended September 30, 2002 and 2001
                (Unaudited)

                Condensed Consolidated Statements of Cash Flows,        5
                Three Months Ended September 30, 2002 and 2001
                (Unaudited)

                Notes to the Condensed Consolidated Financial           6
                Statements (Unaudited)

      Item 2    Management's Discussion and Analysis of Results         8
                of Operations and Financial Condition

      Item 3    Quantitative and Qualitative Disclosure about          11
                Market Risk

      Item 4    Controls and Procedures                                11

   PART II      OTHER INFORMATION

      Item 4    Submission of Matters to a Vote of Security            11
                Holders

      Item 6    Exhibits and Reports on Form 8-K                       12

 Part I.  Financial Information
 Item 1.  Financial Statements


               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                   SEPTEMBER 30,    JUNE 30,
                                                       2002           2002
                                                    -----------   -----------
  ASSETS                                            (Unaudited)
  CURRENT ASSETS
     Cash and cash equivalents                     $     41,668  $     17,765
     Investments, at amortized cost                         997           997
     Trade receivables                                   71,970       131,431
     Prepaid cost of product                             18,311        17,663
     Prepaid expenses and other                          11,197        11,221
     Deferred income taxes                                1,000           900
                                                    -----------   -----------
       Total                                       $    145,143  $    179,977

  PROPERTY AND EQUIPMENT, net                      $    184,467  $    173,775

  OTHER ASSETS:
     Goodwill                                            40,335        40,335
     Trade names                                          3,699         3,699
     Customer relationships, net of amortization         61,961        63,130
     Computer software, net of amortization               8,396         7,499
     Prepaid cost of product                             12,054        12,992
     Other non-current assets                             4,895         4,735
                                                    -----------   -----------
       Total                                       $    131,340  $    132,390
                                                    -----------   -----------
       Total assets                                $    460,950  $    486,142
                                                    ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                              $      9,969  $      9,051
     Accrued expenses                                     8,350        11,352
     Accrued income taxes                                 3,208           225
     Deferred revenues                                   71,782        92,028
                                                    -----------   -----------
       Total                                       $     93,309  $    112,656

  DEFERRED REVENUES                                      16,056        16,947
  DEFERRED INCOME TAXES                                  17,800        15,800
                                                    -----------   -----------
       Total liabilities                           $    127,165  $    145,403

  STOCKHOLDERS' EQUITY:
    Preferred stock - $1 par value; 500,000
      shares authorized; None issued                          -             -
    Common stock - $.01 par value; shares
      authorized 250,000,000; shares issued
      at 9/30/02 and 6/30/02 90,519,856                     905           905
    Additional paid-in capital                          168,137       168,061
    Retained earnings                                   208,934       201,162
    Treasury stock at cost; 2,611,745 shares
      at 9/30/02; 1,568,910 shares at 6/30/02           (44,191)      (29,389)
                                                    -----------   -----------
       Total stockholders' equity                  $    333,785  $    340,739
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    460,950  $    486,142
                                                    ===========   ===========

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------
   REVENUES
     Licensing and installation                    $     18,293  $     22,270
     Support and service                                 47,617        41,606
     Hardware sales                                      21,570        22,256
     Customer reimbursements                              6,498         6,435
                                                    -----------   -----------
        Total                                      $     93,978  $     92,567

   COST OF SALES
     Cost of services                                    36,203        32,204
     Cost of hardware                                    16,164        14,879
     Customer reimbursement expenses                      6,498         6,435
                                                    -----------   -----------
        Total                                      $     58,865  $     53,518
                                                    -----------   -----------

   GROSS PROFIT                                    $     35,113  $     39,049

   OPERATING EXPENSES
     Selling and marketing                                7,199         6,569
     Research and development                             3,551         2,910
     General and administrative                           6,736         7,505
                                                    -----------   -----------
        Total                                      $     17,486  $     16,984
                                                    -----------   -----------

   OPERATING INCOME                                $     17,627  $     22,065

   INTEREST INCOME (EXPENSE)
     Interest income                                        187           819
     Interest expense                                       (23)          (47)
                                                    -----------   -----------
        Total                                      $        164  $        772
                                                    -----------   -----------

   INCOME BEFORE INCOME TAXES                      $     17,791  $     22,837

   PROVISION FOR INCOME TAXES                             6,493         8,221
                                                    -----------   -----------
   NET INCOME                                      $     11,298  $     14,616
                                                    ===========   ===========

   Diluted income per share                        $        .13  $        .16
                                                    ===========   ===========
   Diluted weighted average shares outstanding           89,579        92,724
                                                    ===========   ===========

   Basic net income per share                      $        .13  $        .16
                                                    ===========   ===========
   Basic weighted average shares outstanding             88,085        88,952
                                                    ===========   ===========

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                  2002          2001
                                                    -----------   -----------
 Net Income                                        $     11,298  $     14,616
 Adjustments to reconcile net income to
   cash from operating activities:
    Depreciation                                          5,773         4,570
    Amortization                                          1,543         1,777
    Deferred income taxes                                 1,900          (444)
    Other, net                                              ( 6)         (136)
 Changes in:
    Trade receivables                                    59,461        38,513
    Prepaid expenses and other                              138         3,155
    Accounts payable                                        918        (9,093)
    Accrued expenses                                     (3,002)       (3,340)
    Income taxes (including tax benefit
      from exercise of stock options)                     3,054         7,562
    Deferred revenues                                   (21,136)      (15,800)
                                                    -----------   -----------
           Net cash from operating activities      $     59,941  $     41,380

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           $    (16,466)  $   (11,222)
    Purchase of investments                               ( 996)            -
    Proceeds from maturity of investments                 1,000             -
    Computer software developed/purchased                (1,271)         (402)
    Other, net                                               18            50
                                                    -----------   -----------
           Net cash from investing activities      $    (17,715) $    (11,574)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                    $        432  $      1,318
    Proceeds from sale of common stock, net                 215           196
    Dividends paid                                      ( 3,076)      ( 2,672)
    Principal payments on notes payable                       -           (22)
    Purchase of treasury stock                          (15,894)       (2,207)
                                                    -----------   -----------
           Net cash from financing activities      $    (18,323) $     (3,387)
                                                    -----------   -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS         $     23,903  $     26,419

   Cash and cash equivalents at beginning of period      17,765        18,589
                                                    -----------   -----------
   Cash and cash equivalents at end of period      $     41,668  $     45,008
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

 Net cash paid for income taxes was $1,539 and $566 for the three months ended September 30, 2002 and 2001, respectively.

 The Company paid interest of $23 and $42 for the three months ended September 30, 2002 and 2001, respectively.

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

 CONSOLIDATION

 The condensed consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three-month periods ended September 30, 2002 and 2001, equals the Company's net income.

 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform with the current period's presentation.

 OTHER SIGNIFICANT ACCOUNTING POLICIES

 The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2002.


 2.  RECENT ACCOUNTING PRONOUNCEMENTS

 Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (July 1, 2002 for JHA), and interim periods within those fiscal years, with early application encouraged. The adoption of this standard on July 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.


 3.  INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes which are included in its Form 10-K for the year ended June 30, 2002.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2002, the results of its operations and its cash flows for the three months ended September 30, 2002 and 2001.

 The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.


 4.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the three months ended September 30, 2002:

 Stock Repurchase Program

 On October 4, 2002, the Company's Board of Directors increased its existing stock repurchase authorization by 3.0 million shares to 6.0 million total shares. On September 21, 2001, the Board of Directors had originally approved a program to repurchase up to 3.0 million shares of common stock. As of September 30, 2002, 2,675,910 shares have been purchased for $45.3 million. The Company issued 64,165 shares to the Employee Stock Purchase Plan, leaving a balance of 2,611,745 treasury shares at a cost of $44.2 million at September 30, 2002.


 5. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                  (In Thousands)
                                                Three Months Ended
                                                  September 30,
                                             -----------------------
                                              2002             2001
                                             ------           ------
    Weighted average number of common
      shares outstanding - basic             88,085           88,952

    Common stock equivalents                  1,494            3,772
                                             ------           ------
    Weighted average number of common
      and common equivalent shares
      outstanding - diluted                  89,579           92,724
                                             ======           ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended September 30, 2002 and 2001. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Stock options to purchase approximately 6,034,848 shares and 482,315 shares for the three month periods ended September 30, 2002 and 2001, respectively, were not dilutive; and therefore, were not included in the computation of diluted income per common share.


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

                                                  (In Thousands)
                                                Three Months Ended
                                                  September 30,
                                             -----------------------
                                               2002           2001
                                             --------       --------
      Revenues
      Bank systems and services             $  80,702      $  79,027
      Credit union systems and services        13,276         13,540
                                             --------       --------
      Total                                 $  93,978      $  92,567
                                             ========       ========

      Gross Profit
      Bank systems and services             $  30,933      $  34,173
      Credit union systems and services         4,180          4,876
                                             --------       --------
      Total                                 $  35,113      $  39,049
                                             ========       ========


                                                 (In Thousands)
                                          September 30,     June 30,
                                               2002           2002
                                             --------       --------

      Property and equipment, net
      Bank systems and services             $ 181,917      $ 170,882
      Credit union systems and services         2,550          2,893
                                             --------       --------
      Total                                 $ 184,467      $ 173,775
                                             ========       ========
      Intangible assets, net
      Bank systems and services             $  75,073      $  71,333
      Credit union systems and services        39,318         43,330
                                             --------       --------
      Total                                 $ 114,391      $ 114,663
                                             ========       ========


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS

 Background and Overview

 Jack Henry and Associates, Inc. provides integrated computer systems for in-house and outsourced data processing to commercial banks with under $10.0 billion in total assets, credit unions and other financial institutions. The Company has developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. The Company also performs data conversion and software installation for the implementation of our systems and provide continuing customer maintenance and support services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and fourteen item processing centers located across the United States.

 A detailed discussion of the major components of the results of operations for the three month period ended September 30, 2002, as compared to the same period in the previous year follows:

 REVENUE - Revenues increased 2% to $94.0 million for the three months ended September 30, 2002 from $92.6 million for the same period last year. Non-hardware revenues increased 3% to $72.4 million, accounting for 77% of first quarter fiscal 2003 revenues, compared to $70.3 million in the first quarter a year ago, representing 76% of revenue. Support and services revenues increased 14% to $47.6 million for the three months ended September 30, 2002 compared to $41.6 million in the same period in the previous year. Licensing and installation revenues decreased 18% from $22.3 million for the three months ended September 30, 2001 to $18.3 million for the three months ended September 30, 2002. Hardware revenues totaled $21.5 million or 23% of total revenues for the first quarter compared to $22.3 million or 24% of total revenues in the same period in the previous year.

 Support and services revenue growth for the three months ended September 30, 2002 is attributable to continuing growth in outsourcing services, ATM and debit card processing services and additional in-house support revenue, which is all recurring revenue. We believe that the decline in licensing, installation and hardware revenue is due to the industry-wide softness and reduction in the capital goods marketplace. Our complimentary and credit union products have remained strong contributors during these economic times. We remain confident that when the market recovers, we will be positioned to generate strong sales.

 Our backlog increased at September 30, 2002 to $146.5 million ($53.2 in-house and $93.3 outsourcing) from $141.7 million ($52.8 in-house and $88.9 outsourcing) at June 30, 2002 and $128.9 million ($49.8 in-house and $79.1 outsourcing) at September 30, 2001.

 COST OF SALES  - Cost  of sales  increased 10%  for the  three months  ended
 September 30, 2002 from $53.5 million in September 30, 2001 to $58.9 million. Cost of services and customer reimbursements increased 11% to
 $42.7 million from $38.6 million, primarily due to the increase in outsourcing, ATM and debit card transaction processing and in-house support revenue. While software sales were slow during the first quarter, our employee cost increased due to continued support and services, along with additional depreciation expense. Cost of hardware increased 9% over the same three month period last year due to the effect of reduced incentives from hardware suppliers. These incentives are based on thresholds that were established from much higher sales volumes in the prior year plus additional vendor discounts that we passed on to the customer.

 GROSS PROFIT - Gross profit decreased 10% to $35.1 million or 37% of revenue compared to $39.0 million or 42% of revenue in the first quarter of 2002. Non-hardware margin was 41% for this quarter compared to 45% in the same quarter last year. Hardware margin was 25% compared to 33% in the first quarter a year ago.

 Gross profit margins can fluctuate from quarter to quarter due to the mix of products and services sold, incentives from hardware suppliers, and other factors, as noted in the revenue and cost of sales discussion.

 OPERATING EXPENSES - Total operating expenses increased 3% to $17.5 million in the three months ended September 30, 2002 compared to $17.0 million in the same period for the prior year. Selling and marketing expenses increased 10%, research and development expenses increased 22% and general and administrative expenses decreased 10% in the same three month period.

 Selling and marketing expense increased for the first quarter, primarily due to increased personnel costs related to increased sales force. Research and development increased primarily due to increases in personnel to allow for continued development of new products and improvement of existing products. General and administrative expenses decreased primarily due to continued efforts to control expenses by management and lower employee benefit costs this year in the area of our self-insured health care benefits.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2002 reflects a decrease of $608,000 when compared to the same period last year due to lower interest rates on our cash investments and decreased borrowings.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $6.5 million, or 36.5% of income before income taxes for the three months ended September 30, 2002 compared with $8.2 million or 36% of income before income taxes for the same period last year. The tax rate was adjusted due to a change in estimates relating to permanent timing differences.

 NET INCOME - Net income for the first quarter was $11.3 million or $.13 per diluted share compared to $14.6 million, or $.16 per diluted share in the same period last year.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 2.0% from $79.0 million to $80.7 million for the three months ended September 30, 2001 and 2002, respectively. Gross profit decreased 9% from $34.1 million in the first quarter of the previous year to $31.0 million in the current first quarter. Gross profit margin decreased 11% to 38% from 43% for the current first quarter compared to the same quarter in the previous year. Gross profit margins decreased primarily due to decline in licensing revenue relating to an industry wide software slowdown along with higher employee costs, higher depreciation expense and reduced vendor incentives.

 Revenues in the credit union systems and services business segment decreased 2% from $13.5 million to $13.3 million for the three months ended September 30, 2001 and 2002, respectively. Gross profit decreased 14% from $4.9 million in the first quarter of the previous year to $4.2 million in the current first quarter. Gross profit margin decreased in the current first quarter compared to the same quarter in the previous year from 36% to 32%. The credit union segment gross profit margin was also impacted by increases in personnel costs, customer reimbursements and reduction in hardware margins due to reduced vendor incentives.

 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents and investments increased to $42.6 million at September 30, 2002, from $18.7 million at June 30, 2002, primarily due to collection of annual in-house support fees billed at June 30, reduced by cash outlays for treasury stock purchased and capital expenditures.

 JHA has available credit lines totaling $58.0 million at September 30, 2002.

 Capital Requirements and Resources

 JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $16.5 million and $11.2 million for the three month period ended September 30, 2002 and 2001, respectively, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The total consolidated capital expenditures of JHA, excluding acquisition costs, are not expected to exceed $45 million for fiscal year 2003.

 The Company paid a $.035  per share cash dividend  on September 20, 2002  to stockholders of record on September 6, 2002 which was funded from operations. In addition, the Company's Board of Directors, subsequent to September 30, 2002, declared a quarterly cash dividend of $.035 per share on its common stock payable December 3, 2002 to stockholders of record on November 19, 2002. This dividend will be funded by cash generated from operations.

 Critical Accounting Policies

 The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2002.

 Forward Looking Statements

 The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.

 CONCLUSION

 JHA's results of operations and its financial position continued to be favorable during the three months ended September 30, 2002. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


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


 ITEM 4. CONTROLS AND PROCEDURES

 Evaluation of Controls and Procedures

 Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

 There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


 PART II. OTHER INFORMATION


 ITEM 4.     Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 29, 2002, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14
 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:
                                         For         Withheld
                                     ----------     ----------
             John W. Henry           79,540,098      2,160,097
             Jerry D. Hall           79,864,112      1,836,083
             Michael J. Henry        70,848,201     10,851,994
             James J. Ellis          78,742,517      2,957,678
             Burton O. George        79,193,127      2,507,068
             George R. Curry         78,720,915      2,979,280

 Also approved was an amendment of the 1996 Stock Option Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares to a total of 18,000,000 shares, with the number of votes as indicated below:

                For        Against    Withheld    Broker-No Votes
            ----------   ----------   --------    ---------------
            50,785,991   14,642,532    227,975      16,043,696


 ITEM 6.        Exhibits and Reports on Form 8-K

 On October 4, 2002, the Company filed a Form 8-K with respect to Board authorization of a program to repurchase up to three million additional shares of common stock.

 On October 4, 2002, the Company filed a Form 8-K incorporating its press release dated October 3, 2002 announcing anticipated earnings and revenues for its first fiscal quarter of 2003, ended September 30, 2002.


                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.

                                      JACK HENRY & ASSOCIATES, INC.



 Date: November 14, 2002              /s/ Michael E. Henry
                                      --------------------
                                      Michael E. Henry
                                      Chairman of the Board
                                      Chief Executive Officer


 Date: November 14, 2002              /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Treasurer and Chief Financial Officer

                                CERTIFICATION
                    PURSUANT TO 18 U.S.C. SECTION 1350


  Each of the undersigned hereby certifies in his capacity as an officer of Jack Henry & Associates, Inc., Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



 Dated:  November 14, 2002
                                      /s/ Michael E. Henry
                                      -----------------------------------
                                      Michael E. Henry
                                      Chief Executive Officer





 Dated:  November 14, 2002
                                      /s/ Kevin D. Williams
                                      ------------------------------------
                                      Kevin D. Williams
                                      Chief Financial Officer

                                CERTIFICATION
                                -------------

 I, Michael E. Henry, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Jack Henry & Associates, Inc.;

 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November 14, 2002
                                             /s/ Michael E. Henry
                                             ------------------------------
                                             Michael E. Henry
                                             Chief Executive Officer

                                CERTIFICATION
                                -------------

 I, Kevin D. Williams, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Jack Henry & Associates, Inc.;

 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 14, 2002
                                             /s/ Kevin D. Williams
                                             -------------------------------
                                             Kevin D. Williams
                                             Chief Financial Officer