Form 10-Q
period 2002-12-31
HENRY JACK & ASSOCIATES INC
filed 2003-02-14
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2002

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

        As of January 24, 2003, Registrant had 87,687,789 shares of common stock outstanding ($.01 par value).

                        JACK HENRY & ASSOCIATES, INC.


                                   CONTENTS




   PART I     FINANCIAL INFORMATION                                 PAGE  NO.

     Item 1   Financial Statements

              Condensed Consolidated Balance Sheets                     3
              December 31, 2002, (Unaudited) and June 30, 2002

              Condensed Consolidated Statements of Income for the       4
              Three and Six Months Ended December 31, 2002 and
              2001 (Unaudited)

              Condensed Consolidated Statements of Cash Flows for       5
              the Six Months Ended December 31, 2002 and 2001
              (Unaudited)

              Notes to the Condensed Consolidated Financial             6
              Statements (Unaudited)

     Item 2   Management's Discussion and Analysis of Results of        9
              Operations and Financial Condition

     Item 3   Quantitative and Qualitative Disclosure about Market     12
              Risk

     Item 4   Controls and Procedures                                  13

   PART II    OTHER INFORMATION

     Item 5   Other Information                                        13

     Item 6   Exhibits and Reports on Form 8-K                         13

 Part I.  Financial Information
 Item 1.  Financial Statements


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                    DECEMBER 31,    JUNE 30,
                                                        2002          2002
                                                    -----------   -----------
  ASSETS                                            (Unaudited)
  CURRENT ASSETS
     Cash and cash equivalents                     $     30,209  $     17,765
     Investments, at amortized cost                         998           997
     Trade receivables                                   74,090       131,431
     Prepaid cost of product                             16,310        17,663
     Prepaid expenses and other                          12,522        11,221
     Deferred income taxes                                  800           900
                                                    -----------   -----------
       Total                                       $    134,929  $    179,977

  PROPERTY AND EQUIPMENT, net                      $    188,201  $    173,775

  OTHER ASSETS:
     Goodwill                                            42,503        40,335
     Trade names                                          3,699         3,699
     Customer relationships, net of amortization         61,778        63,130
     Computer software, net of amortization              10,689         7,499
     Prepaid cost of product                             12,767        12,992
     Other non-current assets                             5,015         4,735
                                                    -----------   -----------
       Total                                       $    136,451  $    132,390
                                                    -----------   -----------
       Total assets                                $    459,581  $    486,142
                                                    ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                              $      9,929  $      9,051
     Accrued expenses                                    10,731        11,352
     Accrued income taxes                                 1,087           225
     Deferred revenues                                   61,738        92,028
                                                    -----------   -----------
       Total                                       $     83,485  $    112,656

  DEFERRED REVENUES                                      16,415        16,947
  DEFERRED INCOME TAXES                                  19,300        15,800
                                                    -----------   -----------
       Total liabilities                           $    119,200  $    145,403

  STOCKHOLDERS' EQUITY:
    Preferred stock - $1 par value; 500,000
      shares authorized; None issued                          -             -
    Common stock - $.01 par value; shares
      authorized 250,000,000; Shares issued
      at 12/31/02 and 6/30/02 90,519,856                    905           905
    Additional paid-in capital                          168,166       168,061
    Retained earnings                                   217,417       201,162
    Treasury stock at cost; 2,839,067 shares
      at 12/31/02; 1,568,910 shares at 6/30/02          (46,107)      (29,389)
                                                    -----------   -----------
       Total stockholders' equity                  $    340,381  $    340,739
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    459,581  $    486,142
                                                    ===========   ===========

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                   Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                  -------------------      --------------------
                                   2002         2001        2002          2001
                                  -------      -------     -------      -------
 REVENUES
   License                       $ 13,807     $ 16,017    $ 25,876     $ 30,788
   Support and service             57,339       48,745     111,180       97,850
   Hardware sales                  24,163       26,783      45,733       49,039
   Customer reimbursements          7,254        6,682      13,752       13,117
                                  -------      -------     -------      -------
     Total                       $102,563     $ 98,227    $196,541     $190,794

 COST OF SALES
   Cost of license                    975          131       1,766          387
   Cost of services                39,605       34,032      75,017       65,980
   Cost of hardware                17,863       18,371      34,027       33,250
   Customer reimbursement
    expenses                        7,254        6,682      13,752       13,117
                                  -------      -------     -------      -------
     Total                       $ 65,697     $ 59,216    $124,562     $112,734
                                  -------      -------     -------      -------

 GROSS PROFIT                    $ 36,866     $ 39,011    $ 71,979     $ 78,060

 OPERATING EXPENSES
   Selling and marketing            7,661        6,975      14,860       13,544
   Research and development         3,962        3,543       7,513        6,453
   General and administrative       7,012        8,657      13,748       16,162
                                  -------      -------     -------      -------
     Total                       $ 18,635     $ 19,175    $ 36,121     $ 36,159
                                  -------      -------     -------      -------

 OPERATING INCOME                $ 18,231     $ 19,836    $ 35,858     $ 41,901

 INTEREST INCOME (EXPENSE)
   Interest income                    191          571         378        1,390
   Interest expense                   (32)         (41)        (55)         (88)
                                  -------      -------     -------      -------
     Total                       $    159     $    530    $    323     $  1,302
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES      $ 18,390     $ 20,366    $ 36,181     $ 43,203

 PROVISION FOR INCOME TAXES         6,713        7,332      13,206       15,553
                                  -------      -------     -------      -------

 NET INCOME                      $ 11,677     $ 13,034    $ 22,975     $ 27,650
                                  =======      =======     =======      =======

 Diluted income per share        $    .13     $    .14    $    .26     $    .30
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              88,812       92,247      89,196       92,485
                                  =======      =======     =======      =======

 Basic net income per share      $    .13     $    .15    $    .26     $    .31
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              87,680       88,982      87,882       88,967
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                   -----------------------
                                                     2002           2001
                                                   --------       --------

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                       $  22,975      $  27,650
 Adjustments to reconcile net income to cash
  from operating activities:
    Depreciation                                     11,917          9,921
    Amortization                                      3,126          3,305
    Deferred income taxes                             3,600           (486)
    Other, net                                          (27)           (57)
  Changes in:
    Trade receivables                                57,486         25,235
    Prepaid expenses and other                          (18)        (3,113)
    Accounts payable                                    867         (8,610)
    Accrued expenses                                   (623)        (1,442)
    Income taxes (including tax benefit from
      exercise of stock options)                        972          6,284
    Deferred revenues                               (30,941)        (9,137)
                                                   --------       --------
      Net cash from operating activities          $  69,334      $  49,550

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          $ (26,303)     $ (23,145)
    Purchase of investments                          (1,993)          (996)
    Proceeds from maturity of investments             2,000          1,000
    Purchase of customer contracts                     (304)             -
    Payment for acquisition, net                     (4,151)        (2,923)
    Computer software developed/purchased            (2,726)          (402)
    Other, net                                           25             30
                                                   --------       --------
      Net cash from investing activities          $ (33,452)     $ (26,436)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                   $     470      $   6,830
    Proceeds from sale of common stock, net             402            391
    Dividends paid                                   (6,145)        (5,339)
    Principal payments on notes payable                   -            (45)
    Purchase of treasury stock                      (18,165)        (6,708)
                                                   --------       --------
      Net cash from financing activities          $ (23,438)     $  (4,871)
                                                   --------       --------

 NET INCREASE IN CASH AND CASH EQUIVALENTS        $  12,444      $  18,243

      Cash and cash equivalents at
        beginning of period                          17,765         18,589
                                                   --------       --------
      Cash and cash equivalents at
        end of period                             $  30,209      $  36,832
                                                   ========       ========

 See notes to condensed consolidated financial statements


 Net cash paid for income taxes was $8,635 and $9,312 for the six months ended December 31, 2002 and 2001, respectively.

 The Company paid interest of $55 and $72 for the six months ended December 31, 2002 and 2001, respectively.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a computer software company, which has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software customization services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.


 CONSOLIDATION

 The condensed consolidated financial statements include the accounts of JHA and all of its wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.


 COMPREHENSIVE INCOME

 Comprehensive income for each of the three and six-month periods ended December 31, 2002 and 2001, equals the Company's net income.


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

 In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Under this new standard, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provision of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of this standard on July 1, 2002, did not have a material effect on the Company's consolidated financial position or results of operations.

 In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The adoption of this standard on January 1, 2003 did not have a material impact on its consolidated financial position or results of operations.

 Effective November 22, 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are (1) a reimbursement for costs incurred to sell the product or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The Company does not expect the adoption of this consensus to have a material impact on its consolidated financial position or results of operation.

 In November 2002, FASB Interpretations No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 ("FIN 45") was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on January 1, 2003 did not have a material effect on the Company's consolidated financial position or results of operations.


 3.  INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Form 10-K for the year ended June 30, 2002.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2002, the results of its operations and its cash flows for the three and six-month periods ended December 31, 2002 and 2001.

 The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year.


 4.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the six months, ended December 31, 2002:


 Stock Repurchase Program

 On October 4, 2002, the Company's Board of Directors increased its existing stock repurchase authorization by 3.0 million shares to 6.0 million total shares. On September 21, 2001, the Board of Directors had originally approved a program to repurchase up to 3.0 million shares of common stock. As of December 31, 2002, 3,009,384 shares have been purchased for $49.1 million. During the three and six-month periods ended December 31, 2002, the Company purchased 249,200 and 1,356,200 shares for $2.3 million and $18.2 million, respectively. During the three and six-month periods ended December 31, 2002, the Company issued 5,737 and 54,687 shares upon exercise of stock options and 16,141 and 31,356 shares to the Employee Stock Purchase Plan, respectively, leaving a balance of 2,839,067 treasury shares at a cost of $46.1 million at December 31, 2002.


 Acquisition of Credit Union Solutions, Inc.  (CUSI)

 On November 15, 2002, the Company acquired all the outstanding shares of CUSI for $5.0 million in cash. CUSI provides in-house data processing software, related hardware and services to smaller credit unions, primarily those with assets less than $50 million. This acquisition expands the potential market for the Company, as the Company's existing core products were too expensive to sell to credit unions of this size. The purchase price for CUSI was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.2 million, software of $1.2 million, and customer contracts of $0.7 million, of which software and customer contracts are being amortized on a straight-line basis over a period of ten and twenty years, respectively. The accompanying consolidated financial statements do not include any revenues and expenses related to this acquisition prior to the closing date.


 5. SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                   (In Thousands)
                                        Three Months Ended  Six Months Ended
                                          December 31,        December 31,
                                         ---------------   -----------------
                                          2002    2001       2002      2001
                                         ------  ------     ------    ------
 Weighted average number of common
   shares outstanding - basic            87,680  88,982     87,882    88,967

 Common stock equivalents                 1,132   3,265      1,314     3,518
                                         ------  ------     ------    ------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                 88,812  92,247     89,196    92,485
                                         ======  ======     ======    ======


 Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2002 and 2001. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Non dilutive stock options to purchase approximately 6,173,368 shares and 658,228 shares for the three month periods ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted income per common share.


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


                                                   (In Thousands)
                                        Three Months Ended  Six Months Ended
                                          December 31,        December 31,
                                         ---------------   -----------------
                                          2002    2001       2002      2001
                                        -------  -------   -------   -------
   Revenues
   Bank systems and services           $ 87,768 $ 83,500  $168,470  $162,527
   Credit union systems and services     14,795   14,727    28,071    28,267
                                        -------  -------   -------   -------
   Total                               $102,563 $ 98,227  $196,541  $190,794
                                        =======  =======   =======   =======

   Gross Profit
   Bank systems and services           $ 33,328 $ 34,657  $ 64,261  $ 68,830
   Credit union systems and services      3,538    4,354     7,718     9,230
                                        -------  -------   -------   -------
   Total                               $ 36,866 $ 39,011  $ 71,979  $ 78,060
                                        =======  =======   =======   =======

                                                      (In Thousands)
                                             December 31,         June 30,
                                                 2002               2002
                                               --------           --------
      Property and equipment, net
      Bank systems and services               $ 185,779          $ 170,882
      Credit union systems and services           2,422              2,893
                                               --------           --------
        Total                                 $ 188,201          $ 173,775
                                               ========           ========
      Intangible assets, net
      Bank systems and services               $  17,590          $  49,531
      Credit union systems and services          58,576             24,797
                                               --------           --------
        Total                                 $  76,166          $  74,328
                                               ========           ========
      Goodwill
      Bank systems and services               $  25,495          $  25,491
      Credit union systems and services          17,008             14,844
                                               --------           --------
        Total                                 $  42,503          $  40,335
                                               ========           ========

 7.  SUBSEQUENT EVENT


 Acquisition of National Bancorp Data Services, LLC  (NBDS)

 On January 1, 2003, the Company acquired all the outstanding membership interests in NBDS for $2.1 million in cash. NBDS provides item processing and imaging services to financial institutions in the greater Chicago, Illinois area. This acquisition expands our geographic footprint for item processing centers and expands the potential market for outsourcing customers. The purchase price for NBDS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date. The accompanying consolidated financial statements do not include any revenues and expenses related to this acquisition.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 RESULTS OF OPERATIONS


 Background and Overview

 Jack Henry and Associates, Inc. provides integrated computer systems for in-house and outsourced data processing to commercial banks with under $10.0 billion in total assets, credit unions and other financial institutions. The Company has developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. The Company also performs data conversion and software installation for the implementation of our systems and provides continuing customer support and services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and fifteen item processing centers, as of January 1, 2003, located across the United States.

 A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2002 compared to the same period in the previous year follows:

 REVENUE - Revenues increased 4% to $102.6 million for the three months ended December 31, 2002 from $98.2 million for the same period last year. Non-hardware revenues increased 10% to $78.4 million, accounting for 76% of second quarter fiscal 2003 revenues, compared to $71.4 million in the second quarter a year ago, representing 73% of revenue. License fee revenues decreased 14% to $13.8 million compared to $16.0 million in the second quarter a year ago. Support and services revenues increased 18% to $57.3 million for the three months ended December 31, 2002 compared to $48.7 million in the same period in the previous year. Hardware revenues decreased 10% to $24.2 million and represented 24% of total revenues for the second quarter compared to $26.8 million or 27% of total revenues in the same period in the previous year.

 For the six months ended December 31, 2002, revenues increased 3% to $196.5 million from $190.8 million for the same period last year. Non-hardware revenues increased 6% to $150.8 million, accounting for 77% of the year to date revenues, compared to $141.8 million for the same period a year ago, representing 74% of revenue. License fee revenues decreased 16% to $25.9 million compared to $30.8 million for the same period a year ago. Support and services revenues increased 14% to $111.2 million for the six months ended December 31, 2002 compared to $97.9 million last year. Hardware revenues decreased 7% to $45.7 million and represented 23% of total revenues for the six months ended December 31, 2002, compared to $49.0 million or 26% of total revenues for the same period last year.

 Support and services revenue growth for the three and six months ended December 31, 2002 compared to the same periods last year is composed of $2.3 million and $5.6 million growth in outsourcing services, $1.5 million and $2.9 million growth in ATM and debit card processing services, $4.7 million and $5.9 million growth in in-house support revenue and $0.2 million increase and $1.1 million decrease in installation services, respectively. We believe that the current decline in licensing and hardware revenue is due to the industry-wide softness and reduction in spending in the capital goods marketplace. Our complementary and credit union products have remained strong contributors during these weak economic times. Based on current economic conditions and sales forecast, we do not anticipate significant changes in revenue mix or gross profit in the near term. However, we remain confident that when the market recovers, we will be positioned to generate strong sales.

 Our backlog increased at December 31, 2002 to $158.0 million ($57.6 in-house and $100.4 outsourcing) from $141.7 million ($52.8 in-house and $88.9 outsourcing) at June 30, 2002 and $132.1 million ($52.3 in-house and $79.8 outsourcing) at December 31, 2001.

 COST OF SALES - Cost of sales increased 11% for the three months ended December 31, 2002 from $59.2 million in December 31, 2001 to $65.7 million. Cost of licensing increased $0.8 million to $1.0 million for the three months ended December 31, 2002, compared to $0.1 million, in the same period in the prior year. Cost of services and customer reimbursements increased 15% to $46.9 million from $40.7 million. Cost of hardware decreased 3% to $17.9 million for the three months ended December 31, 2002 from $18.3 million for the same three-month period last year.

 Cost of sales increased 10% for the six months ended December 31, 2002 from $112.7 million in December 31, 2001 to $124.6 million. Cost of licensing increased $1.4 million to $1.8 million compared to $0.4 million. Cost of services and customer reimbursements increased 12% to $88.8 million from $79.1 million. Cost of hardware increased 2% to $34.0 million for the six months ended December 31, 2002 from $33.2 million for the same six months last year.

 Cost of services and customer reimbursements increased for the three and six-months ended December 31, 2002, primarily due to the increase in outsourcing, ATM and debit card transactions processing and in-house support revenue. While license sales decreased, the cost of software increased due to our increased sales of third party software. Total employee related expense increased 13% and 11% or $3.1 million and $4.8 million, respectively, for the three and six-month periods ended December 31, 2002 to support the increase in support and services revenues. The increase in employee expenses includes an 11% increase in personnel headcount this year as compared to the prior year. There was also an overall increase of 14% or $1.8 million in depreciation and amortization expense for the six months ended December 31, 2002 compared to the prior year due to capital expenditures being placed in services during the prior twelve months.

 Cost of hardware decreased 3% for the second quarter compared to the 10% decrease in hardware revenues due to the industry wide continued slow down in technology spending coupled with the effect of reduced incentives from hardware suppliers. The cost of hardware increased 2% for the six months ended December 31, 2002 compared to the 7% decrease in hardware revenue. In addition, the changes in revenue and cost of hardware were significantly impacted by large hardware discounts offered by vendors and passed through to the customers, which created an increase in units sold, but at reduced levels of total revenue and profit margins. These special discounts, as distinguished from dealer incentives, were offered for a limited time and we do not anticipate them to be repeated in the near term. Based on current economic conditions and vendor incentives being offered, we do not anticipate other significant changes in hardware costs and related margins in the immediate future.

 GROSS PROFIT - Gross profit decreased 6% to $36.9 million or 36% of revenue compared to $39.0 million or 40% of revenue in the second quarter of 2002. Non-hardware margin was 39% for this quarter compared to 43% in the same quarter last year. Hardware margin was 26% compared to 31% in the second quarter a year ago.

 Gross profit decreased 8% to $72.0 million or 37% of revenue for the six months ended December 31, 2002, compared to $78.0 million or 41% of revenue for the same period in the prior year. Non-hardware margin was 40% for the six months ended December 31, 2002 compared to 44% for the same period last year. For the first half of 2003, hardware margin was 26% compared to 32% for the same period last year.

 Gross profit margins decreased due to the various reasons and observations described above.

 OPERATING EXPENSES - Total operating expenses decreased 3% to $18.6 million in the three months ended December 31, 2002 compared to $19.2 million in the same period for the prior year. Selling and marketing expenses increased 10%, research and development expenses increased 12% and general and administrative expenses decreased 19% in the same three- month period.

 For the six months ending December 31, 2002 and 2001, operating expenses remained the same at $36.1 million. Selling and marketing expenses increased 10%, research and development expenses increased 16% and general and administrative expenses decreased 15% for the same six-month period.

 Selling and marketing expense increased 10% for the quarter and six months ended December 31, 2002, primarily due to a similar increase in personnel costs related to increased size of our sales force. Research and development increased 12% and 16% for the three and six-months ended December 31, 2002, respectively, primarily due to increases in personnel to allow for continued development of new products and improvement of existing products. General and administrative expenses decreased 19% and 15% for the quarter and six-months ended December 31, 2002, respectively, mainly due to continued efforts to control expenses by management and lower employee benefit costs this year in our self-insured health care benefits. Health care benefits included in general and administrative expense decreased $1.0 million and $1.7 million for the quarter and six-months ended December 31, 2002, compared to the same periods last year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three and six months ended December 31, 2002 reflects decreases of $372,000 and $979,000, respectively, when compared to the same periods last year due to lower interest rates on our cash investments and decreased borrowings.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $6.7 million, or 36.5% of income before income taxes for the three months ended December 31, 2002 compared with $7.3 million or 36% of income before income taxes for the same period last year. The provision for income taxes was $13.2 million, or 36.5% of income before income taxes for the six months ended December 31, 2002 compared with $15.6 million or 36% of income before income taxes for the same period last year

 NET INCOME - Net income for the second quarter was $11.7 million or $.13 per diluted share compared to $13.0 million, or $.14 per diluted share in the same period last year. For the six months ended December 31, 2002, net income was $23.0 million or $.26 per diluted share compared to $27.7 million or $.30 per diluted share for the same period last year.


 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 5% from $83.5 million to $87.8 million for the three months ended December 31, 2001 and 2002, respectively. Gross profit decreased 4% from $34.7 million in the second quarter of the previous year to $33.3 million in the current second quarter. Gross profit margin decreased 9% to 38% from 41% for the current second quarter compared to the same quarter in the previous year.

 Revenues in the bank systems and services business segment increased 4% from $162.5 million to $168.5 million for the six months ended December 31, 2001 and 2002, respectively. Gross profit decreased 7% from $68.8 million for the six months ended December 31, 2001 to $64.3 million for the same period ended December 31, 2002. Gross profit margin decreased 10% to 38% from 42% for the current six months compared to the same period in the previous year.

 Revenues in the credit union systems and services business segment remained flat at $14.7 million for the second quarter ended December 31, 2002 and 2001. Gross profit decreased 19% from $4.4 million in the second quarter of the previous year to $3.5 million in the current second quarter. Gross profit margin decreased in the current second quarter compared to the same quarter in the previous year from 30% to 24%. The credit union segment gross profit margin was also impacted by increases in personnel costs, customer reimbursements and reduction in hardware margins due to reduced vendor incentives.

 Revenues in the credit union systems and services business segment decreased slightly by 1% to $28.0 million in the first half of fiscal 2003 from $28.2 million. Gross profit decreased 16% from $9.2 million in the first half of the previous year to $7.7 million in the current six months of fiscal 2003. Gross profit margin decreased this year as compared to the same period last year from 33% to 28%.

 All gross profit margins decreased in the three and six month periods ending December 31, 2002 primarily due to a decline in licensing revenue relating to an industry wide software slowdown along with higher employee costs, higher depreciation expense and reduced vendor incentives disclosed above.


 FINANCIAL CONDITION


 Liquidity

 The Company's cash and cash equivalents and investments increased to $31.2 million at December 31, 2002, from $18.7 million at June 30, 2002. Cash provided by operations was $69.3 million for the six months ended December 31, 2002 as compared to $49.6 million for the six months ended December 31, 2001, primarily due to collection of annual in-house support fees billed at June 30, 2002 resulting in a reduction in trade receivables of $57.5 million offset by a reduction in deferred revenues of $30.9 million. Cash used in investing activities for the six months ended December 31, 2002, of $33.5 million included capital expenditures of $26.3 million, primarily for expansion at our Monett and Birmingham offices, plus acquisitions and capitalization of software costs aggregating $6.9 million. Financing activities used cash of $23.4 million during the six months ended December 31, 2002, of which the majority was used to purchase treasury stock for $18.2 million. In addition, dividends paid during the first six-month period ended December 31, 2002, were $6.1 million.

 JHA has available credit lines totaling $58.0 million at December 31, 2002.


 Capital Requirements and Resources

 JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $26.3 million and $23.1 million for the six month periods ended December 31, 2002 and 2001, respectively, were made for expansion of facilities and additional equipment. These were funded from cash generated by operations. The total consolidated capital expenditures of JHA are not expected to exceed $52 million for fiscal year 2003.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. Stock buybacks totaling $18.2 million and $6.7 million for the six months periods ended December 31, 2002 and 2001, respectively, were funded with cash from operations.

 The Company paid a $.035 per share cash dividend on December 3, 2002 to stockholders of record on November 19, 2002, which was funded from operations. In addition, the Company's Board of Directors, subsequent to December 31, 2002, declared a quarterly cash dividend of $.035 per share on its common stock payable February 27, 2003 to stockholders of record on February 12, 2003. This dividend will be funded with cash generated from operations.


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


 CONCLUSION

 JHA's results of operations and its financial position continued to be favorable as of and for the six months ended December 31, 2002. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


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


 PART II. OTHER INFORMATION


 ITEM 5.      Other Information

 On December 18, 2002, the Board of Directors appointed Joseph J. Maliekel to fill the empty seventh seat on the Board. Mr. Maliekel is an outside, independent Board member. He has been employed for the last three years as Director of External Reporting for Monsanto Company in St. Louis, Missouri and prior to joining Monsanto he was a Senior Manager with Deloitte & Touche LLP. Mr. Maliekel is 42. Because of his auditing and other accounting experience, the Board has determined that Mr. Maliekel is an "audit committee financial expert" and he has been appointed as an additional member of the Audit Committee.

 On January 2, 2003, pursuant to a succession plan announced by the Company on May 14, 2002, Terry Thompson retired from his position as President of the Company and Jack Prim, previously Chief Operating Officer, was appointed by the Board to be the new President. Tony Wormington, previously General Manager of Technology Services, was appointed Chief Operating Officer. Mr. Prim, age 48, has more than 25 years of industry experience. He joined the Company in 1995 and has served as General Manager of the Company's Liberty division and then as Chief Operating Officer from May 2001. He earned his BA in Business Administration from the University of North Carolina at Charlotte and his Masters in Business Administration from Queens College in Charlotte, North Carolina. He will continue to reside in Charlotte.


 ITEM 6.        Exhibits and Reports on Form 8-K

 (a) Exhibits

     99.1  Written Statement of the Chief Executive Officer dated
           February 14, 2003.

     99.2  Written Statement of the Chief Financial Officer dated
           February 14, 2003.

 (b) Reports on Form 8-K

     On November 19, 2002, the Company filed a Form 8-K with respect to the acquisition of Credit Union Solutions, Inc.

     On January 3, 2003, the Company filed a Form 8-K with respect to the acquisition of National Bancorp Data Services, LLC.


                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.

                                        JACK HENRY & ASSOCIATES, INC.

   Date: February 14, 2003              /s/ Michael E. Henry
                                        --------------------
                                        Michael E. Henry
                                        Chairman of the Board
                                        Chief Executive Officer


   Date: February 14, 2003              /s/ Kevin D. Williams
                                        ---------------------
                                        Kevin D. Williams
                                        Treasurer and Chief Financial Officer

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

 Date:  February 14, 2003
                                             /s/ Michael E. Henry
                                             ------------------------------
                                             Michael E. Henry
                                             Chief Executive Officer

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

 Date: February 14, 2003
                                             /s/ Kevin D. Williams
                                             -------------------------------
                                             Kevin D. Williams
                                             Chief Financial Officer