Form 10-Q
period 2003-03-31
HENRY JACK & ASSOCIATES INC
filed 2003-05-15
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   x   No ___

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
      Yes   x   No ___

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of April 23, 2003, Registrant had 87,873,177 shares of common stock outstanding ($.01 par value).

                        JACK HENRY & ASSOCIATES, INC.

                                  CONTENTS



   PART I       FINANCIAL INFORMATION                              PAGE NO.

       Item 1   Financial Statements

                Condensed Consolidated Balance Sheets                  3
                March 31, 2003, (Unaudited) and June 30, 2002

                Condensed Consolidated Statements of Income for        4
                the Three and Nine Months Ended March 31, 2003 and 2002 (Unaudited)

                Condensed Consolidated Statements of Cash Flows        5
                for the Nine Months Ended March 31, 2003 and 2002
                (Unaudited)

                Notes to Condensed Consolidated Financial              6
                Statements (Unaudited)

        Item 2  Management's Discussion and Analysis of Results       11
                of Operations and Financial Condition

        Item 3  Quantitative and Qualitative Disclosure about         14
                Market Risk

        Item 4  Controls and Procedures                               14

   PART II      OTHER INFORMATION

        Item 6  Exhibits and Reports on Form 8-K                      15

 Part I. Financial Information
 Item 1. Financial Statements


               JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)


                                                     March 31,      June 30,
                                                        2003          2002
                                                    -----------   -----------
 ASSETS                                             (Unaudited)
 CURRENT ASSETS:
   Cash and cash equivalents                       $     33,302  $     17,765
   Investments, at amortized cost                           998           997
   Trade receivables                                     62,761       131,431
   Prepaid cost of product                               17,054        17,663
   Prepaid expenses and other                            12,746        11,221
   Deferred income taxes                                    850           900
                                                    -----------   -----------
     Total                                         $    127,711  $    179,977

 PROPERTY AND EQUIPMENT, net                       $    190,838  $    173,775

 OTHER ASSETS:
   Goodwill                                              44,542        40,335
   Trade names                                            3,699         3,699
   Customer relationships, net of amortization           60,568        63,130
   Computer software, net of amortization                11,772         7,499
   Prepaid cost of product                               11,172        12,992
   Other non-current assets                               5,503         4,735
                                                    -----------   -----------
     Total                                         $    137,256  $    132,390
                                                    -----------   -----------
     Total assets                                  $    455,805  $    486,142
                                                    ===========   ===========

 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                $      7,946  $      9,051
   Accrued expenses                                       9,322        11,352
   Accrued income taxes                                     379           225
   Deferred revenues                                     51,889        92,028
                                                    -----------   -----------
     Total                                         $     69,536  $    112,656

 DEFERRED REVENUES                                       14,288        16,947
 DEFERRED INCOME TAXES                                   20,800        15,800
                                                    -----------   -----------
     Total liabilities                             $    104,624  $    145,403

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                           -             -
   Common stock - $0.01 par value: 250,000,000
     shares authorized; shares issued at
     03/31/03 and 6/30/02 were 90,519,856                   905           905
   Additional paid-in capital                           168,447       168,061
   Retained earnings                                    224,933       201,162
   Treasury stock at cost - 2,654,179 shares
     at 3/31/03; 1,568,910 shares at 6/30/02            (43,104)      (29,389)
                                                    -----------   -----------
     Total stockholders' equity                    $    351,181  $    340,739
                                                    -----------   -----------
     Total liabilities and stockholders' equity    $    455,805  $    486,142
                                                    ===========   ===========


 See notes to condensed consolidated financial statements

               JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                  --------------------     --------------------
                                       March 31,                 March 31,
                                  --------------------     --------------------
                                   2003         2002        2003          2002
                                  -------      -------     -------      -------
 REVENUES
   License                       $ 10,446     $ 17,657    $ 36,322     $ 48,445
   Support and service             59,168       50,070     170,348      147,920
   Hardware sales                  21,665       24,825      67,398       73,864
   Customer reimbursements          7,619        7,232      21,371       20,349
                                  -------      -------     -------      -------
     Total                       $ 98,898     $ 99,784    $295,439     $290,578

 COST OF SALES
   Cost of license                    829        1,070       2,595        1,458
   Cost of services                36,486       34,147     111,503      100,126
   Cost of hardware                15,561       17,243      49,588       50,493
   Customer reimbursement
    expenses                        7,619        7,232      21,371       20,349
                                  -------      -------     -------      -------
         Total                   $ 60,495     $ 59,692    $185,057     $172,426
                                  -------      -------     -------      -------

 GROSS PROFIT                    $ 38,403     $ 40,092    $110,382     $118,152

 OPERATING EXPENSES
   Selling and marketing            7,603        7,766      22,463       21,310
   Research and development         4,052        2,952      11,565        9,405
   General and administrative       7,457        8,502      21,205       24,664
                                  -------      -------     -------      -------
     Total                       $ 19,112     $ 19,220    $ 55,233       55,379
                                  -------      -------     -------      -------

 OPERATING INCOME                  19,291       20,872      55,149       62,773

 INTEREST INCOME (EXPENSE)
   Interest income                    134          365         512        1,755
   Interest expense                   (29)         (53)        (84)        (141)
                                  -------      -------     -------      -------
     Total                       $    105     $    312    $    428     $  1,614
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES      $ 19,396       21,184      55,577       64,387

 PROVISION FOR INCOME TAXES         7,080        7,626      20,286       23,179
                                  -------      -------     -------      -------
 NET INCOME                      $ 12,316     $ 13,558    $ 35,291     $ 41,208
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.14     $   0.15    $   0.40     $   0.45
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              88,940       92,483      89,110       92,485
                                  =======      =======     =======      =======

 Basic net income per share      $   0.14     $   0.15    $   0.40     $   0.46
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              87,742       89,608      87,836       89,181
                                  =======      =======     =======      =======


 See notes to condensed consolidated financial statements.

                       JACK HENRY AND ASSOCIATES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)


                                                        Nine Months Ended
                                                            March 31,
                                                    -------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                  2003          2002
                                                    -----------   -----------
 Net income                                        $     35,291  $     41,208

 Adjustments to reconcile net income
  from continuing operations to cash
  from operating activities:
    Depreciation                                         17,751        15,250
    Amortization                                          4,648         5,015
    Deferred income taxes                                 5,050         6,184
    Other, net                                              (51)          (76)
 Changes in:
    Trade receivables                                    68,815        39,626
    Prepaid expenses and other                              778        (3,571)
    Accounts payable                                     (1,116)       (7,960)
    Accrued expenses                                     (2,032)       (2,266)
    Income taxes (including tax benefit from
      exercise of stock options)                            544         6,658
    Deferred revenues                                   (42,917)      (17,459)
                                                    -----------   -----------
      Net cash from operating activities           $     86,761  $     82,609

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (34,461)      (37,752)
    Purchase of investments                              (2,990)       (1,992)
    Proceeds from maturity of investments                 3,000         2,000
    Purchase of customer contracts                         (304)            -
    Payment for acquisitions, net                        (6,537)      (11,111)
    Computer software developed                          (4,121)         (991)
    Other, net                                             (576)          170
                                                    -----------   -----------
      Net cash from investing activities           $    (45,989) $    (49,676)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                           1,546        11,181
    Proceeds from sale of common stock                      598           600
    Dividends paid                                       (9,214)       (8,472)
    Principal payments on long-term debt                      -          (315)
    Purchase of treasury stock                          (18,165)       (6,708)
                                                    -----------   -----------
      Net cash from financing activities           $    (25,235) $     (3,714)
                                                    -----------   -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS         $     15,537  $     29,219

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $     17,765  $     18,589
                                                    -----------   -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD          $     33,302  $     47,808
                                                    ===========   ===========


 Net cash paid for income taxes was $14,692 and $11,120 for the nine months ended March 31, 2003 and 2002, respectively.

 The Company paid interest of $85 and $125 for the nine months ended March 31, 2003 and 2002, respectively.


 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three and nine-month periods ended March 31, 2003 and 2002, equals the Company's net income.

 RECLASSIFICATION

 To improve reporting disclosure, the Company has changed its reporting line items, with installation revenue moving from license revenue to support and service revenue and a new line item for license cost of sales. Where appropriate, prior period financial information has been reclassified to conform with the current period's presentation.

 STOCK OPTIONS

 As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

 Pro forma information regarding net income and earnings per share is required in interim financial statements for interim periods beginning after December 15, 2002 by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model.

 The Company's pro forma information follows:

                                       (In Thousands, Except Per Share Data)
                                     Three Months Ended     Nine Months Ended
                                     ----------------------------------------
                                         March 31,              March 31,
                                     ------------------    ------------------
                                      2003       2002        2003      2002
                                     -------    -------    -------    -------
 Net income, as reported            $ 12,316   $ 13,558   $ 35,291   $ 41,208

 Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                            458      2,503      1,616      8,313
                                     -------    -------    -------    -------
 Pro forma net income               $ 11,858   $ 11,055   $ 33,675   $ 32,895
                                     =======    =======    =======    =======

 Diluted net income per share
                     As reported    $   0.14   $   0.15   $   0.40   $   0.45
                     Pro forma      $   0.13   $   0.12   $   0.38   $   0.36

 Basic net income per share
                     As reported    $   0.14   $   0.15   $   0.40   $   0.46
                     Pro forma      $   0.14   $   0.12   $   0.38   $   0.37


 OTHER SIGNIFICANT ACCOUNTING POLICIES

 The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2002.


 2.  RECENT ACCOUNTING PRONOUNCEMENTS

 SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations
 - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 (July 1, 2002 for JHA), and interim periods within those fiscal years, with early application encouraged. The adoption of this standard on July 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

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

 In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The adoption of this standard on January 1, 2003 did not have a material impact on its consolidated financial position or results of operations.

 Effective November 22, 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are (1) a reimbursement for costs incurred to sell the product or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The Company does not expect the adoption of this consensus to have a material impact on its consolidated financial position or results of operation.

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

 In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock base-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. JHA has elected to continue to account for its stock based compensation in accordance with the provisions of APB No. 25 as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25", ("FIN 44") and present the pro forma disclosures required by SFAS No. 123.


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

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2003 the results of its operations and its cash flows for the three and nine-month periods ended March 31, 2003 and 2002.

 The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.


 4.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for developments during the nine months ended March 31, 2003:

 Stock Repurchase Program

 On October 4, 2002, the Company's Board of Directors increased its existing stock repurchase authorization by 3.0 million shares to 6.0 million total shares. On September 21, 2001, the Board of Directors had originally approved a program to repurchase up to 3.0 million shares of common stock. As of March 31, 2003, 3,009,384 shares have been purchased for $49.1 million. No additional shares were purchased in the three-month period ended March 31, 2003. During the nine month period ended March 31, 2003, the Company purchased 1,356,200 shares for $18.2 million. During the three and nine-month periods March 31, 2003, the Company issued 168,234 and 222,921 shares upon exercise of stock options and 16,654 and 48,010 shares to the Employee Stock Purchase Plan, respectively, leaving a balance of 2,654,179 treasury shares at a cost of $43.1 million at March 31, 2003.

 Acquisition of Credit Union Solutions, Inc.  (CUSI)

 On November 15, 2002, the Company acquired all the outstanding shares of CUSI for $5.0 million in cash. CUSI provides in-house data processing software, related hardware and services to smaller credit unions, primarily those with assets less than $50 million. This acquisition expands the potential market for the Company, as the Company's existing core products were too expensive to sell to credit unions of this size. The purchase price for CUSI was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.4 million, software of $1.2 million, and customer contracts of $0.7 million, of which software and customer contracts are being amortized on a straight-line basis over periods of ten and twenty years, respectively. The accompanying consolidated financial statements do not include any revenues and expenses related to this acquisition prior to the closing date.

 Acquisition of National Bancorp Data Services, LLC  (NBDS)

 On January 1, 2003, the Company acquired all the outstanding membership interests in NBDS for $2.1 million in cash. NBDS provides item processing and imaging services to financial institutions in the greater Chicago, Illinois area. This acquisition expands our geographic footprint for item processing centers and expands the potential market for outsourcing customers. The purchase price for NBDS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date resulting in allocation to goodwill of $1.8 million. The accompanying consolidated financial statements do not include any revenues and expenses related to this acquisition prior to the closing date.


 5.  SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                  (In Thousands)
                                     Three Months Ended     Nine Months Ended
                                     ----------------------------------------
                                         March 31,              March 31,
                                     ------------------    ------------------
                                      2003       2002        2003      2002
                                     -------    -------    -------    -------
 Weighted average number of common
 shares outstanding - basic           87,742     89,608     87,836     89,181

 Common stock equivalents              1,198      2,875      1,274      3,304
                                     -------    -------    -------    -------
 Weighted average number of common
 and common equivalent shares
 outstanding - diluted                88,940     92,483     89,110     92,485
                                     =======    =======    =======    =======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2003 and 2002. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Non dilutive stock options to purchase approximately 5,996,888 and 6,027,280 shares and 775,222 and 642,164 shares for the three and nine month periods ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted income per common share.


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

                                                  (In Thousands)
                                     Three Months Ended     Nine Months Ended
                                     ----------------------------------------
                                         March 31,              March 31,
                                     ------------------    ------------------
                                      2003       2002        2003      2002
                                     -------    -------    -------    -------
 Revenues
 Bank systems and services          $ 84,384   $ 84,391   $252,854   $246,918
 Credit union systems and services    14,514     15,393     42,585     43,660
                                     -------    -------    -------    -------
 Total                              $ 98,898   $ 99,784   $295,439   $290,578
                                     =======    =======    =======    =======

 Gross Profit
 Bank systems and services          $ 34,599   $ 35,171   $ 98,861   $104,001
 Credit union systems and services     3,804      4,921     11,521     14,151
                                     -------    -------    -------    -------
 Total                              $ 38,403   $ 40,092   $110,382   $118,152
                                     =======    =======    =======    =======

                                                 (In Thousands)
                                               March 31,  June 30,
                                               -------------------
                                                 2003       2002
                                                -------    -------
      Property and equipment, net
      Bank systems and services                $188,206   $170,882
      Credit union systems and services           2,632      2,893
                                                -------    -------
      Total                                    $190,838   $173,775
                                                =======    =======
      Identified intangible assets, net
      Bank systems and services                $ 50,325   $ 49,531
      Credit union systems and services          25,714     24,797
                                                -------    -------
      Total                                    $ 76,039   $ 74,328
                                                =======    =======
      Goodwill
      Bank systems and services                $ 27,314   $ 25,491
      Credit union systems and services          17,228     14,844
                                                -------    -------
      Total                                    $ 44,542   $ 40,335
                                                =======    =======

 7.  SUBSEQUENT EVENT

 On April 11, 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date. The options were issued at the exercise price of $10.84 per share, which represented the fair value as of that date and vest in two equal portions based on stock price performance. The first portion vests and becomes fully exercisable two years following the grant date, but may vest earlier if the Company's common stock achieves a closing price of 125% or more of the exercise price on 10 consecutive trading days. The second portion vests four years following the grant date, but may vest earlier if the stock closes at or above 150% of the exercise price on 10 or more consecutive trading days.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 RESULTS OF OPERATIONS

 Background and Overview

 Jack Henry and Associates, Inc. provides integrated computer systems for in-house and outsourced data processing to community and regional banks, credit unions and other financial institutions. The Company has developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. The Company also performs data conversion and software installation for the implementation of our systems and provides continuing customer support and services after the systems are installed. For our customers who prefer not to make an up-front investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and fifteen item processing centers, as of April 1, 2003, located across the United States.

 A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2003 compared to the same periods in the previous year follows:

 REVENUE - Revenue decreased 1% to $98.9 million for the three months ended March 31, 2003 from $99.8 million for the same period last year. Non-hardware revenues increased 3% to $77.2 million, accounting for 78% of third quarter fiscal 2003 revenues, compared to $75.0 million in the third quarter a year ago, representing 75% of revenue. License fee revenue decreased 41% to $10.4 million compared to $17.7 million in the third quarter a year ago. Support and service revenue increased 18% to $59.2 million for the three months ended March 31, 2003 compared to $50.1 million in the same period in the previous year. Customer reimbursement revenue increased 5% from $7.2 million to $7.6 million for the three-month periods ended March 31, 2002 and 2003, respectively. Hardware revenue decreased 13% to $21.7 million or 22% of total revenue from to $24.8 million or 25% of total revenues for the third quarter in the previous year.

 For the nine months ended March 31, 2003, revenue increased 2% to $295.4 million from $290.6 million for the same period last year. Non-hardware revenues increased 5% to $228.0 million, accounting for 77% of the year to date revenues, compared to $216.7 million for the same period a year ago, representing 75% of revenue. License fee revenue decreased 25% to $36.3 million compared to $48.4 million for the same period a year ago. Support and service revenue increased 15% to $170.3 million for the nine months ended March 31, 2003 compared to $147.9 million last year. Customer reimbursement revenue increased 5% from $20.3 million to $21.4 million for the nine months ended March 31, 2002 and 2003, respectively. Hardware revenues decreased 9% to $67.4 million, or 23% of total revenue, for the nine months ended March 31, 2003, compared to $73.9 million and represented 25% of total revenues for the nine months ended March 31, 2002.

 We believe that the current decline in licensing and hardware revenue is due to the industry-wide softness and reduction in spending in the capital goods marketplace. Our complementary products and support and services have remained strong contributors for the fiscal year 2003. Support and service revenue growth of $9.1 million for the three months and $22.4 million for the nine months ended March 31, 2003 compared to the same periods last year is composed of $1.8 million and $7.4 million growth in outsourcing services, $1.4 million and $4.3 million growth in ATM and debit card processing services, $5.2 million and $11.1 million growth in in-house support revenue, and $0.7 million increase and $0.5 million decrease in installation services, respectively.

 Our backlog increased at March 31, 2003 to $172.8 million ($64.2 in-house and $108.6 outsourcing) from $141.7 million ($52.8 in-house and $88.9 outsourcing) at June 30, 2002 and $136.5 million ($54.0 in-house and $82.5 outsourcing) at March 31, 2002.

 COST OF SALES - Cost of sales increased 1% for the three months ended March 31, 2003, from $59.7 million for the three months ended March 31, 2002 to $60.5 million. Cost of licensing decreased $0.2 million to $0.8 million for the three months ended March 31, 2003, compared to $1.0 million, in the same period in the prior year. Cost of services increased 7% to $36.5 million from $34.1 million. Customer reimbursement expenses increased 5% to $7.6 million from $7.2 million for the same three month period last year. Cost of hardware decreased 10% to $15.6 million for the three months ended March 31, 2003 from $17.2 million for the same three-month period last year.

 Cost of sales increased 7% for the nine months ended March 31, 2003, to $185.1 million from $172.4 million for the same period ended March 31, 2002. Cost of licensing increased $1.1 million to $2.6 million compared to $1.5 million. Cost of services increased 11% to $111.5 million from $100.1 million. Customer reimbursement expenses increased this fiscal year 5% to $21.4 million this year from $20.3 million for the same nine-month period in the prior year. Cost of hardware decreased 2% to $49.6 million for the nine months ended March 31, 2003 from $50.5 million for the same nine months last year.

 Cost of services and customer reimbursements increased for the three and nine-months ended March 31, 2003, primarily due to the increase in outsourcing, ATM and debit card transactions processing and in-house support revenue. While license revenue decreased for the three and nine-months ended March 31, 2003, the cost of software license decreased slightly for the three months and increased significantly for the nine months due to our increased sales of third party software. Cost of service employee related expense increased 6% and 9% or $1.2 million and $6.1 million, respectively, for the three and nine-month periods ended March 31, 2003 to support the increase in support and services revenues. There was also an increase of 24% or $2.9 million in cost of services depreciation and amortization expense for the nine months ended March 31, 2003 compared to the prior year due to capital expenditures for infrastructure and equipment in relation to support and services being placed in service during the prior twelve months.

 Cost of hardware decreased 10% for the third quarter compared to the 13% decrease in hardware revenues due to the industry wide continued slow down in technology spending coupled with the effect of reduced incentives earned from hardware suppliers. The cost of hardware decreased 2% for the nine months ended March 31, 2003 compared to the 9% decrease in hardware revenue. In addition, during the first and second quarters of the fiscal year, the changes in revenue and cost of hardware were significantly impacted by large hardware discounts offered by vendors that we passed through to our customers, which created an increase in units sold, but at reduced levels of total revenue and profit margins. These special discounts, as distinguished from dealer incentives, were offered for a limited time, and we do not anticipate them to be repeated in the near term. Based on current economic conditions and vendor incentives being offered, we do not anticipate other significant changes in hardware costs and related margins in the immediate future.

 GROSS PROFIT - Gross profit decreased 4% to $38.4 million or 39% of revenue in the third quarter of 2003, compared to $40.1 million or 40% of revenue in the third quarter of 2002. Non-hardware margin was 42% for this quarter compared to 43% in the same quarter last year. Hardware margin decreased to 28% from 31% for the three months ended March 31, 2003 and 2002, respectively.

 Gross profit decreased 7% to $110.4 million or 37% of revenue for the nine months ended March 31, 2003, compared to $118.1 million or 41% of revenue for the same period in the prior year. Non-hardware margin was 41% for the nine months ended March 31, 2003 compared to 44% for the same period last year. For the first nine months of fiscal 2003, hardware margin was 26% compared to 32% for the same period last year.

 Gross profit margins decreased primarily due to sales mix of products and reduced vendor incentives.

 OPERATING EXPENSES - Total operating expenses decreased 1% to $19.1 million in the three months ended March 31, 2003 compared to $19.2 million in the same period for the prior year. Selling and marketing expenses decreased 2%, research and development expenses increased 37% and general and administrative expenses decreased 12% in the same three-month period in the prior year.

 For the nine months ending March 31, 2003 and 2002, operating expenses were $55.2 million and $55.4 million, respectively. Selling and marketing expenses increased 5%, research and development expenses increased 23% and general and administrative expenses decreased 14% as compared to same nine months ended March 31, 2002.

 Selling and marketing expense decreased 2% for the three months primarily due to lower sales commission expense relating to lower license revenue in the current quarter and increased 5% for the nine months ended March 31, 2003, due to an increase in personnel costs related to the increased size of our sales force in the credit union segment. Research and development increased 37% and 23% for the three and nine-months ended March 31, 2003, respectively, primarily due to increases in personnel to allow for continued development of new products and improvement of existing products. General and administrative expenses decreased 12% and 14% for the three and nine-months ended March 31, 2003, respectively, mainly due to continued efforts to control expenses by management, lower health care costs in relation to employee head count, and a reduction in depreciation expense due to certain corporate fixed assets becoming fully depreciated.

 INTEREST INCOME (EXPENSE) - Net interest income for the three and nine-months ended March 31, 2003 reflects decreases of $231,000 and $1.2 million respectively, when compared to the same periods last year primarily due to lower interest rates on our cash investments.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $7.1 million, or 36.5% of income before income taxes for the three months ended March 31, 2003 compared with $7.6 million or 36% of income before income taxes for the same period last year. The provision for income taxes was $20.3 million, or 36.5% of income before income taxes for the nine months ended March 31, 2003 compared with $23.2 million or 36% of income before income taxes for the same period last year.

 NET INCOME - Net income for the third quarter was $12.3 million or $0.14 per diluted share compared to $13.6 million, or $.15 per diluted share in the same period last year. For the nine months ended March 31, 2003, net income was $35.3 million or $0.40 per diluted share compared to $41.2 million or $.45 per diluted share for the same period last year.

 Business Segment Discussion

 Revenues in the bank systems and services business segment remained flat at $84.4 million for the three months ended March 31, 2003 and 2002. Gross profit decreased 2% from $35.2 million in the third quarter of the previous year to $34.6 million in the current third quarter. Gross profit margin decreased slightly to 41% from 42% for the current third quarter compared to the same quarter in the previous year.

 Revenues in the bank systems and services business segment increased 2% from $246.9 million to $252.9 million for the nine months ended March 31, 2002 and 2003, respectively. Gross profit decreased 5% to $98.9 million for the nine months ended March 31, 2003 from $104.0 million for the same period ended March 31, 2002. Gross profit margin decreased 7% to 39% from 42% for the current nine months compared to the same period in the previous year primarily due to a decrease in license deliveries, which has the highest gross margin of all products and services.

 Revenues in the credit union systems and services business segment decreased 6% from $15.4 million to $14.5 million for the third quarter ended March 31, 2002 and 2003. Gross profit decreased 23% from $4.9 million in the third quarter of the previous year to $3.8 million in the current third quarter. Gross profit margin decreased in the current third quarter compared to the same quarter in the previous year from 29% to 26%. The credit union segment gross profit margin was also impacted by a decrease in license deliveries, increases in personnel costs and customer reimbursements, and a reduction in hardware margins due to reduced vendor incentives.

 Revenues in the credit union systems and services business segment decreased slightly by 2% to $42.6 million in the first nine months of fiscal 2003 from $43.7 million for the same nine month period last year. Gross profit decreased 19% from $14.2 million in the first nine months of the previous year to $11.5 million in the current nine months of fiscal 2003. Gross profit margin decreased this year as compared to the same period last year from 32% to 27%. The credit union segment gross profit margin was also impacted by a decrease in license deliveries, increases in personnel costs and customer reimbursements plus a reduction in hardware margins due to reduced vendor incentives.

 All gross profit margins decreased in the three and nine-month periods ending March 31, 2003 primarily due to a decline in licensing revenue relating to an industry wide software slowdown along with higher employee costs, overall higher depreciation expense and reduced vendor incentives as described above.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents and investments increased to $34.3 million at March 31, 2003, from $18.7 million at June 30, 2002. Cash provided by operations was $86.8 million for the nine months ended March 31, 2003 as compared to $82.6 million for the nine months ended March 31, 2002, primarily due to collection of annual in-house support fees billed at June 30, 2002 resulting in a reduction in trade receivables of $68.8 million offset by a reduction in deferred revenues of $42.9 million. Cash used in investing activities for the nine months ended March 31, 2003, of $46.0 million included capital expenditures of $34.5 million, primarily for expansion at our Monett and Birmingham offices, plus acquisitions and capitalization of software costs aggregating $10.7 million. Financing activities used cash of $25.2 million during the nine months ended March 31, 2003, of which the majority was used to purchase treasury stock for $18.2 million. In addition, dividends paid during the nine-month period ended March 31, 2003, were $9.2 million.

 JHA has available credit lines totaling $58.0 million at March 31, 2003.

 Capital Requirements and Resources

 JHA generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $34.5 million and $37.8 million for the nine month periods ended March 31, 2003 and 2002, respectively, were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. The total consolidated capital expenditures of JHA are not expected to exceed $52 million for fiscal year 2003.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. Stock buybacks totaling $18.2 million and $6.7 million for the nine months periods ended March 31, 2003 and 2002, respectively, were funded with cash from operations.

 On April 11, 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date. The options were issued at the exercise price of $10.84 per share, which represented the fair value as of that date and vest in two equal portions based on stock price performance. The first portion vests and becomes fully exercisable two years following the grant date, but may vest earlier if the Company's common stock achieves a closing price of 125% or more of the exercise price on 10 consecutive trading days. The second portion vests four years following the grant date, but may vest earlier if the stock closes at or above 150% of the exercise price on 10 or more consecutive trading days.

 The Company paid a $0.035 per share cash dividend on February 27, 2003 to stockholders of record on February 12, 2003, which was funded from operations. In addition, the Company's Board of Directors, subsequent to March 31, 2003, declared a quarterly cash dividend of $0.035 per share on its common stock payable May 16, 2003 to stockholders of record on May 1, 2003. This dividend will be funded with cash generated from operations.

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

 CONCLUSION

 JHA's results of operations and its financial position continued to be good with solid earnings, strong cash flow and no debt as of and for the nine months ended March 31, 2003. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


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


 PART II. OTHER INFORMATION


 ITEM 6.        Exhibits and Reports on Form 8-K

 (a) Exhibits

 99.1  Written Statement of the Chief Executive Officer dated May 15, 2003.
 99.2  Written Statement of the Chief Financial Officer dated May 15, 2003.

 (b) Reports on Form 8-K

 On January 3, 2003, the Company filed a Form 8-K with respect to the acquisition of National Bancorp Data Services, LLC.


                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.


                                        JACK HENRY & ASSOCIATES, INC.

   Date: May 15, 2003                   /s/ Michael E. Henry
                                        --------------------
                                        Michael E. Henry
                                        Chairman of the Board
                                        Chief Executive Officer


   Date: May 15, 2003                   /s/ Kevin D. Williams
                                        ---------------------
                                        Kevin D. Williams
                                        Treasurer and Chief Financial Officer

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

 Date:  May 15, 2003
                                             /s/ Michael E. Henry
                                             ------------------------------
                                             Michael E. Henry
                                             Chief Executive Officer

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

 Date: May 15, 2003
                                             /s/ Kevin D. Williams
                                             -------------------------------
                                             Kevin D. Williams
                                             Chief Financial Officer