Form 10-K
period 2003-06-30
HENRY JACK & ASSOCIATES INC
filed 2003-09-22
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2003

                                      OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________

                           Commission Number 0-14112

                        JACK HENRY AND ASSOCIATES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    43-1128385
  -------------------------------                      ----------------
   State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization                      Identification No.)

                663 Highway 60, P.O. Box 807, Monett, MO 65708
                ----------------------------------------------
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best pf registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
 Yes  X     No

 As of August 21, 2003, the Registrant had 88,560,346 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,332,458,488 (based on the average of the reported high and low sales prices on NASDAQ on such date).

                     DOCUMENTS INCORPORATED BY REFERENCE

 Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part III of this Report.


                              TABLE OF CONTENTS

    PART I                                                     Page Reference
                                                               --------------
    ITEM 1.     BUSINESS                                              3

    ITEM 2.     PROPERTIES                                           12

    ITEM 3.     LEGAL PRECEEDINGS                                    13

    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                     13

    PART II

    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                      14

    ITEM 6.     SELECTED FINANCIAL DATA                              15

    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS        15

    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                    21

    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          22

    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE               42

    ITEM 9A.    CONTROLS AND PROCEDURES                              42

    PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
                THE REGISTRANT (1)                                   43

    ITEM 11.    EXECUTIVE COMPENSATION (2)                           43

    ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (3)   43

    ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (4)   43

    ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (5)           43

    PART IV

    ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K                                  43


 (1) Proxy Statement sections entitled "Election of Directors", "Corporate Governance," "Audit Committee Report," "Executive Officers and Significant Employees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
 (2)  Proxy Statement sections entitled "Executive Compensation",
      "Compensation Committee Report", and "Company Performance."
 (3) Proxy Statement sections entitled "Stock Ownership of Certain Stockholders," "Election of Directors," and "Equity
      Compensation Plan Information."
 (4) Proxy Statement section entitled "Certain Relationships and Related Transactions."
 (5) Proxy Statement sections entitled "Audit Committee Report" and "Independent Auditors - Audit and Non-Audit Fees."

                                     PART I
 Item 1   Business
 ------   --------
 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems providing data processing and management information to banks, credit unions and other financial institutions in the United States. The Company was formed in 1976 and made its initial public offering in 1985. Since our formation, JHA has grown by developing highly specialized products and services for its financial institution customers, acquiring organizations that complemented and added to the infrastructure of the Company and adding new customers.

 We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer/member interaction processes. We believe our solutions enable our financial institution customers to provide better service to their customers and compete more effectively against other banks, credit unions and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion and hardware and software installation for the implementation of our systems and applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide outsourcing services through eight data centers and sixteen item processing centers located across the United States.

 Our gross revenue has grown from $204.3 million in fiscal 1999 to $404.7 million in fiscal 2003, representing a compound annual growth rate over this five-year period of 21.0%. Net income has grown from $32.7 million in fiscal 1999 to $49.4 million in fiscal 2003, a compound annual growth rate of 15.3%.

 Industry Background

 According to the Automation in Banking 2003 report, United States financial institutions, including commercial banks, thrifts and credit unions, increased spending on hardware, software, services and telecommunications to $41.6 billion in calendar 2002 from $34.3 billion in 1999, representing a compound annual growth rate of 6.0%. The increase of industry spending was 2.4% from December 31, 2001 to December 31, 2002. Industry surveys continue to show that financial institutions believe upgrading information technology is one of the most important issues to their continued success and to enhance growth and efficiencies. We believe that the market opportunity for providers of hardware and software systems, maintenance, support and related outsourcing services targeted toward financial institutions will continue to grow as a result of the competitive pressures within their respective industries.

 There are approximately 8,400 commercial banks and 9,900 credit unions in the United States. Our primary market segment, which represented approximately 85% of our consolidated revenues in fiscal 2003, is commercial banks with less than $30.0 billion in assets, of which there were approximately 8,350 at December 31, 2002. Consolidation within the financial services industry has resulted in a 2% compound annual decline in the population of commercial banks and a 1.2% compound annual decline in their aggregate assets between 1999 and 2002. Our other market segment is credit unions within the United States, and represented approximately 15% of our total revenues in fiscal 2003. These are cooperative, not-for-profit financial institutions organized to promote savings and provide credit to their members. As of December 31, 2002, there were approximately 9,900 federally insured credit unions in the United States. Although the number of these credit unions has declined at a 3.0% compound annual rate between 1999 and 2002, their aggregate assets have increased at a compound annual growth rate of 9.7% to $557.1 billion at December 31, 2002.

 We believe that commercial and regional banks and credit unions play an important role with the geographic and demographic communities and the customers they serve. Typically, customers of these financial institutions rely on them because of their ability to provide personalized, relationship-based service and their focus on retail, commercial and business needs. We believe these core strengths will allow our financial institution customers to effectively compete with other banks, credit unions and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe these banks and credit unions must continue to:

      * focus on excellence in delivery to customers of their primary products and service offerings;

      * sell more products and services to existing customers through utilization of customer relationship management ("CRM") products;

      *    implement  advanced  technologies,   such  as  imaging,   platform
           automation and Internet banking;

      * use advanced technologies in back-office operations to improve operating efficiency and control costs, while increasing service and lowering costs to their customers; and

      * integrate products and services into their core, complementary service offerings and data processing infrastructure, to provide competitive products and services to their customers.

 According to Automation in Banking 2003, in 2002 approximately 56% of all commercial banks and 69% of all credit unions utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided system services on an outsourced basis for 44% of all banks and 31% of all credit unions. Since the mid-1980s, banks have tended to shift their data processing requirements in-house from outsourcing such functions to third-party data centers. Of the commercial banks with under $500 million of total assets in the United States with in-house installations, approximately 51%, 25%, 9%, and 8% utilize IBM, Unisys, other Unix-based platforms and NCR, respectively. No other specific hardware platform had more than a 7% share of the market.

 The Internet continues to become a more powerful and efficient medium for the delivery of financial services, including Internet banking, bill payment, bill presentment and other services for individuals, and cash management and other services for the commercial customers of financial institutions. Financial institutions provide Internet banking solutions to retain customers, attract new customers, reduce operating costs, and gain non-interest sources of revenue. According to industry sources, approximately 65% of banks and 64% of credit unions in the United States offer Internet banking. We believe that commercial banks and credit unions have a potential risk of losing customers to other financial institutions if they do not offer competitive Internet banking services.

 Our Solution

 We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information technology and data processing needs of financial institutions on various hardware platforms and operating systems. Our business derives revenues from three primary sources which include gross customer reimbursements received for out of pocket expenses incurred and reported in the respective lines of revenue:

      *    sales of software licenses;

      *    support and services fees which include installation services; and

      *    hardware sales.

 We develop software applications designed primarily for use on hardware supporting IBM and UNIX/NT operating systems. Our marketed product and service offerings are centered on five proprietary software applications, each comprising the core data processing and information management functions of a commercial bank or credit union. Any of these core systems can be utilized either through an in-house or outsourced delivery method depending on the financial institution's management style and philosophy. Key functions of each of our core software applications include deposits, loans, and general ledger. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs without needing to customize or program the software. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. To complement our core software applications, we provide a variety of complementary products and services for use on an in-house or an outsourced basis by financial institutions.

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

      * Access Outsourcing Solutions to Improve Operating Efficiency. Customers utilizing our outsourcing solutions benefit from access to all of our products and services without having to maintain personnel to develop, update and run these systems without having to make large up-front capital expenditures to implement these advanced technologies.

 Our Strategy

 Our objective is to grow our revenue and earnings organically, supplemented by strategic acquisitions. The key components of our business strategy are to:

      * Provide High Quality, Value-Added Products and Services to Our Clients. We compete on the basis of providing our customers with the highest-value products and services in the market. We believe we have achieved a reputation as a premium product and service provider.

      * Continue to Expand Our Product and Service Offerings. We continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advances and the changing requirements of our clients. For example, we offer several turn-key solutions that enable financial institutions to rapidly deploy sophisticated new products and services. Our integrated solutions enable our customers to offer competitive services relative to larger banks and alternative financial institutions. We intend to continue to expand our range of Internet banking and other products and services as well as provide additional services such as network services and computer facilities design.

      * Expand Our Existing Customer Relationships. We seek to increase the information technology products and services we provide to those customers that do not utilize our full range of products and services. In this way, we are able to increase revenues from current customers with minimal additional sales and marketing expenses.

      * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2003, we had over 3,000 customers, up from 1,400 in 1999.

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

      * Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees, a strategy we believe has resulted in low employee turnover. In addition, we selectively use employee stock options to serve as a strong incentive and retention tool. In April 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date.

 Our Acquisitions

 To complement and accelerate our internal growth, we selectively acquire companies that provide us with one or more of the following:

      *    new customers;

      *    products and services to complement our existing offerings;

      *    additional outsourcing capabilities; and

      *    entry into new markets related to financial institutions.

 When evaluating acquisition opportunities, we focus on companies with a strong employee base and management team and excellent customer
 relationships.    Since  fiscal  1999,  we  have  completed  the   following
 acquisitions:

 Fiscal
  Year    Company                       Products and Services
  ----    -------                       ---------------------
  2003    National Bancorp Data         Item Processing
          Services, LLC
  2003    Credit Union Solutions, Inc   Data processing systems and services
                                        for smaller credit unions
  2002    Transcend Systems Group       Customer Relationship Management
                                        software and related services
  2002    System Legacy Solutions       Image data conversion systems
  2000    Symitar Systems, Inc.         Data processing systems and services
                                        for credit unions
  2000    Sys-Tech, Inc.                Uninterruptible power supply systems
                                        and computer facilities design
  2000    BancData Systems              Outsourcing services
  2000    Open Systems Group            UNIX/NT-based data processing systems
                                        for banks
  1999    Peerless Group                Data processing systems for banks and
                                        credit unions
  1999    Digital Data Services         Outsourcing services
  1999    Hewlett Computer Services     Item Processing


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

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of 8 data centers and 16 item processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on service contracts of up to 5 years for these services.

 Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in
 Note 13 to the Financial Statements (see item 8 below).

 Hardware Systems

 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM, NCR and other hardware providers which allow us to purchase hardware at a discount and sell (remarket) it to our customers together with our software applications. We currently sell the IBM iSeries, which is IBM's premier mid-range hardware system, the IBM pSeries, NCR servers and reader/sorters, BancTec reader/sorters and Unisys reader/sorters.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications more than 20 years ago. In addition to our remarketing agreement with IBM, which we regularly renew, we have been named a "Premier Business Partner'' of IBM for the last eleven consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Core Software Applications

 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We can custom-tailor these modules utilizing parameters determined by our customer. The applications can be connected to a wide variety of peripheral hardware devices used in financial institution's operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve efficiencies.

 For our customers who choose to acquire in-house capabilities, we generally license our core system under standard license agreements, which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software on a single computer and at a single location. These same systems can be delivered on an outsourced basis as well.

 Our core software applications are differentiated broadly by size of customer, scalability, functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

 Banking Segment

      * Silverlake System[R], which operates on the IBM iSeries and is used primarily by banks with total assets up to $30.0 billion;

      * CIF 20/20[R], which operates on the IBM iSeries and is used primarily by banks with total assets up to $300.0 million;

      *    Core Director[R], which operates on hardware supporting a  UNIX/NT
           environment  and  is   used  by   banks  employing   client-server
           technology.

 Credit Union Segment

      * Episys[TM], which operates on the IBM pSeries with a UNIX/NT operating system and is used primarily by credit unions with total assets greater that $25.0 million.

      * Cruise[TM], which operates on the IBM xSeries and is used primarily by credit unions with total assets under $25.0 million.

 Complementary Products and Services

 To  enhance  our  core  software  applications,  we  provide  a  number   of
 complementary products and services, including:

     * Vertex Teller Automation System[TM] is an online teller automation system that enables tellers to process transactions more efficiently and with greater accuracy.

     * Streamline Platform Automation[R] is a fully-automated new account origination and documentation preparation solution that integrates new customer data, including signature cards, disclosure statements, and loan applications into the core customer data files on a real-time basis.

     * SuperIMAGE[TM] is a check image system that provides enhanced integration, automation, and dependability in item imaging

     * 4|sight[TM] item image solutions is our new generation of imaging products, which allows our customers to create and store digital check images for inclusion in monthly statements, facilitate their customer support services and leverage their investments with system integration.

     *  Silhouette   Document  Imaging[R]   utilizes  digital   storage   and
        retrieval technology to provide online instant access to document images, such as loan documents and signature cards.

     *  PinPoint/WinPoint  Report Retrieval[TM]  enables system-wide  storage
        and   retrieval   of  computer-generated   reports   for   simplified
        information access.

     * NetTeller Online Banking[TM] and NetTeller MemberConnect Web[TM] provides Internet-based home banking and commercial cash management. See "Online Banking" below.

     *  PowerPay[TM] is an internet bill payment solution.

     * NetTeller Cash Management is an internet cash management solution for small and large businesses providing complete ACH and wire transfer capabilities over the internet.

     * InTouch Voice Response[TM] provides a fully-automated interactive voice response system for 24-hour telephone-based customer account management.

     *  Centurion   Disaster  Recovery[R]   provides  multi-tiered   disaster
        recovery protection, including comprehensive disaster planning and procedures.

     *  TimeTrack   Payroll   System  [TM]is   a   fully-integrated   payroll
        accounting and human resources software system.

     * FormSmart[R] provides day-to-day operating forms, year-end tax forms and other printing and office supplies.

     *  PassPort[TM]  ATM   &  transaction   processing  solutions   provides
        national switching and processing services for ATM, debit card and point-of-sale transactions.

     * Matrix Network Services[TM] provides network design, implementation, security and related consulting services to financial institutions

     * Synapsys[TM] provides a powerful stand alone tool for customer relationship management (CRM).

     * OnTarget[TM] provides a fully integrated deposit platform, lending platform and teller solution for our Core Director and Banker II customers through a partnering alliance with ARGO Data Resource Corporation ("ARGO").

     * ARGOKeys[TM] is a suite of platform sales and automation and CRM solutions for clients using our Silverlake core systems, including depositkeys, the deposit platform solution; lendingkeys, the lending platform solution; and relationshipkeys, the customer relationship management solution. ARGOKeys is a joint product delivered through our alliance with ARGO.

 Other software  products such  as proof  of deposit,  secondary market  loan
 servicing,  account   reclassification,   and  investment   sweeps   further
 complement our core systems.

 Installation and Training

 Although not a requirement of the software contract, the majority of our customers contract with us for installation and training services in connection with their purchase of in-house systems. The complete installation process of a core system typically includes planning, design, data conversion, hardware set-up and testing. At the culmination of this installation process, one of our installation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Installation fees are charged separately to our customers on either a fixed fee or hourly charge model depending on the system, with full pass-through to our customers of travel and other expenses. Installation services are also required in connection with new outsourcing customers, and are billed separately at the time of installation.

 Both in connection with installation of new systems and on an ongoing basis, our customers require, and we provide, extensive training services and programs related to our products and services. Training can be provided in our regional training centers, at meetings and conferences or onsite at our customers' locations, and can be customized to meet our customers' requirements. The large majority of our customers acquire training services from us, both to improve their employees' proficiency and productivity and to make full use of the functionality of our systems. Generally, training services are paid for on an hourly basis, however, we have recently been successful in marketing annual subscriptions for training services, representing blocks of training time that can be used by our customers in a flexible fashion and the related revenue is recognized as the services are provided.

 Support and Services

 Following the installation of our integrated software and hardware systems at a customer site, we provide ongoing software support services to assist our customers in operating the systems. We also offer support services for hardware, primarily through our hardware suppliers, providing customers who have contracted for this service with "one-call'' system support covering hardware and software applications.

 Support is provided through a 24-hour telephone service available to our customers seven days a week. Most questions and problems can be resolved quickly by our experienced support staff. For more complicated issues, our staff, with our customers' permission, can log on to our customers' systems remotely. We maintain our customers' software largely through releases which contain improvements and incremental additions. Updates also are issued when required by changes in applicable laws and regulations. We provide support services on our core systems as well as our complementary software products.

 Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, are contracted for on an annual basis and are typically priced at approximately 18 to 20% of the particular software product's license fee. These fees will increase as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally billed at June 30 and are paid in advance for the entire fiscal year, with pro-ration for new contracts which start during the year at the time of final conversion. Hardware support fees are also paid in advance for the entire contract period which ranges from one to five years. Most contracts automatically renew annually unless we or our customer gives notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers by the same support personnel, but is included as part of their overall monthly fees and therefore not billed separately.

 Online Banking

 We provide a suite of fully integrated Internet products and services that enables financial institutions to offer Internet banking and e-commerce solutions to their customers. Our offerings include:

     * NetTeller[R], an Internet-based home banking system for individual customers and commercial cash management for business customers of banks;

     * DirectLine allows NetTeller customers to offer a direct connect service utilizing personal financial management tools for their customers.

     * MemberConnect Web[TM], an Internet-based home banking system for credit union members;

     *  PowerPay[TM] , which allows customers to pay bills online; and

     * Netharbor[R], which provides our bank customers with a custom-branded web portal that enables them to provide their customers with a variety of information and e-commerce opportunities.

 Customer Relationship Management

 We offer several different CRM solutions for our customers:

     * Synapsys[TM] is a powerful stand-alone tool integrated with our strategic core products and provides an enterprise-wide relationship management solution for both retail and commercial customers that integrates sales management, customer profiling, automated sales tracking, profitability assessment, lead generation and referral tracking capabilities;

     * The ARGOKeys[TM] is the Argo/JHA joint solution for our Silverlake customers that provides an enterprise wide branch sales and automation solution, including a deposit platform, a lending platform with an advanced automated decision module, and a complete CRM solution, all of which is fully integrated with our core and teller systems.

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

 Our sales efforts are conducted by dedicated field sales forces, inside sales teams and technical sales support teams, for each of our market segments, all of which are overseen by regional sales managers. Our dedicated field sales force is responsible for pursuing lead generation activities and representing the majority of our products and solutions to current and prospective clients. Our inside sales force sells certain complementary products to our existing customers. All sales force personnel have responsibility for a specific territory. The sales support team writes business proposals and contracts and prepares responses to request-for-proposals regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.

 Our marketing efforts consist of sponsorship and attendance at trade shows, e-mail newsletters, print media advertisement placements, telemarketing, and national and regional marketing campaigns. We also conduct a number of national user group meetings each year, which enable us to keep in close contact with our customers and demonstrate new products and services to them.

 We have 38 installations in the Caribbean primarily through the marketing efforts of our wholly-owned foreign sales subsidiary, Jack Henry International Limited. Our international sales accounted for less than 1% of our total revenues.

 Backlog

 Our backlog consists of contracted in-house products and services (prior to delivery) and the minimum amounts due on the remaining portion of outsourcing  contracts,  which  are  typically  for  five-year  periods  and represents the minimum guaranteed payments over the remainder of the contract period. Our backlog at June 30, 2003 was $69.5 million for in-house products and services and $113.7 million for outsourcing services, with a total backlog of $183.1 million. Of the $113.7 million amount of the backlog for outsourcing service at June 30, 2003, $80.5 million is not expected to be realized in our current fiscal year due to the long-term nature of many of our outsourcing service contracts. Backlog at June 30, 2002 was $52.8 million for in-house products and services and $88.9 million for outsourcing services, with a total backlog of $141.7 million. Our backlog is subject to seasonal variations and can fluctuate quarterly due to various factors, including slower contract processing rates during the summer months.

 Competition

 The  market  for  companies  providing  technology  solutions  to  financial institutions is competitive and fragmented, and we expect continued competition from both existing competitors and companies entering our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Fidelity Information Services, Inc., Fiserv, Inc., Intercept and Marshall and Ilsley Corporation. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

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

 Government Regulation

 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community/regional banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including those under the federal truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs. It is not possible to predict the impact any of these regulations could have on our business in the future.

 We are not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. The services provided by our OutLink Data Centers are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act. On occasion these services are also subject to examination by state banking authorities.

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

 Employees

 As of June 30, 2003 and 2002, we had 2,257 and 2,093 full time employees respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.

 Available Information

 Our internet website is easily accessible to the public at www.jackhenry.com Our key corporate governance documents and our Code of Conduct addressing matters of business ethics are available in the "Investor Relations" portion of the website, together with archives of press releases and other materials. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings and amendments thereto that we make with the U.S. Securities Exchange Commission (the "SEC") are available free of charge on the website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.


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

 We may not be able to manage rapid growth. We have grown at a rapid pace, both internally and through acquisitions. Our expansion has and will continue to place significant demands on our administrative, operational, financial and management personnel and systems. We cannot assure you that we will be able to enhance and expand our product lines, manage costs, adapt our infrastructure and modify our systems to accommodate future growth.

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

 If our strategic relationship with IBM were terminated, it could have a negative impact on the continuing success of our business. We have developed a strategic relationship with IBM. As part of this collaborative relationship, we market and sell IBM hardware and equipment to our customers under an IBM Business Partner Agreement and resell maintenance on IBM hardware products to our customers. Much of our software is designed to be compatible with the IBM hardware that is run by a majority of our customers.
  If IBM were to terminate or fundamentally modify our strategic relationship, our relationship with our customers and our revenues and earnings would suffer. We could also lose software market share or be required to redesign existing products or develop new products that would be compatible with the hardware used by our customers.

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

 The loss of key employees could adversely affect our business. We depend to a significant extent on the contributions and abilities of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers, however, we currently have a management succession plan in place.

 Consolidation of financial institutions could reduce the number of our customers and potential customers. Our primary market consists of approximately 8,400 commercial banks and 9,900 credit unions. The number of commercial banks and credit unions has decreased as a result of mergers and acquisitions over the last five years and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. As a result of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

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

 Item 2   Properties
 ------   ----------
 We own approximately 138 acres located in Monett, Missouri on which we maintain eight office and three security, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Angola, Indiana;
 Lenexa, Kansas; Shawnee, Kansas; Rogers, Arkansas; and Oklahoma City, Oklahoma. Our owned facilities represent approximately 612,000 square feet of office space. We have 28 leased office facilities in 17 states, which total approximately 211,000 square feet. All of the space is utilized for normal business purposes.

 Of these facilities, leased office space totaling approximately 44,500 in one facility is devoted primarily to serving our credit union business segment, with the remainder of our leased and all owned facilities primarily devoted to serving our banking business segment. Subsequent to year-end, the Company purchased a 93,000 square foot facility in San Diego, CA. for approximately $12.8 million, with costs to complete the building estimated at an additional approximately $16 million. This building will serve our credit union business segment.

 We own seven aircraft which are utilized for business purposes. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with installation, sales of systems and internal requirements for day to day operations. Transportation costs for installation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

 Item 3   Legal Proceedings
 ------   -----------------
 We are subject to various routine legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

 Item 4   Submission of Matters To a Vote of Security Holders
 ------   ---------------------------------------------------
          None.


                                   PART II

 Item 5 Market for Registrant's Common Equity and Related Stockholder Matters
 ------ ---------------------------------------------------------------------
 The Company's common stock is quoted on the Nasdaq National Market under the symbol "JKHY". The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by the Nasdaq National Market.


                    Fiscal 2003           High       Low
                    -----------           -----     -----
                    First Quarter        $17.22    $11.76
                    Second Quarter        13.71      7.24
                    Third Quarter         14.89      9.90
                    Fourth Quarter        18.32     10.34

                    Fiscal 2002
                    -----------
                    First Quarter       $ 33.24   $ 20.00
                    Second Quarter        27.07     19.05
                    Third Quarter         24.49     20.80
                    Fourth Quarter        23.50     15.76


 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2003 and 2002 are as follows:

                    Fiscal 2003         Dividend
                    -----------           -----
                    First Quarter        $ .035
                    Second Quarter         .035
                    Third Quarter          .035
                    Fourth Quarter         .035

                    Fiscal 2002
                    -----------
                    First Quarter        $ .030
                    Second Quarter         .030
                    Third Quarter          .035
                    Fourth Quarter         .035

 The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.

 Information regarding the Company's equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement and is incorporated herein by reference.

 On August 21, 2003, there were approximately 46,800 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $19.31 per share.


 Item 6   Selected Financial Data
 ------   -----------------------

                                       (In Thousands, Except Per Share Data)

                                                 YEAR ENDED JUNE 30,
                                -------------------------------------------------------
 Income Statement Data           2003        2002        2001*       2000*       1999*
 --------------------------------------------------------------------------------------
 Revenue  (1)                  $404,627    $396,657    $366,903    $239,841    $204,324
 Income from continuing
   operations                  $ 49,397    $ 57,065    $ 55,631    $ 34,350    $ 32,726
 Loss from discontinued
   operations                  $      -    $      -    $      -    $    332    $    758
 Net income                    $ 49,397    $ 57,065    $ 55,631    $ 34,018    $ 31,968

 Diluted income per share:
  Income from continuing
    operations                 $   0.55    $   0.62    $   0.61    $   0.40    $   0.39
  Loss from discontinued
    operations                 $      -    $      -    $      -    $      -    $   0.01
  Net income                   $   0.55    $   0.62    $   0.61    $   0.40    $   0.38
 Dividends declared
   per share                   $   0.14    $   0.13    $   0.11    $   0.09    $   0.08

 Balance Sheet Data
 ------------------
 Working capital               $ 70,482    $ 67,321    $ 65,032    $(47,990)   $ 24,133
 Total assets                  $548,575    $486,142    $433,121    $321,082    $177,823
 Long-term debt                $      -    $      -    $    228    $    320    $    211
 Stockholders' equity          $365,223    $340,739    $302,504    $154,545    $115,798


 * Selected financial information for 2000 and 1999 have been restated to include all acquisitions that have been accounted for as pooling-of-interests as if each had occurred at the beginning of the earliest period reported. Revenue for the years ended June 30, 2001, 2000, and 1999 have been restated for the adoption of Emerging Issues Task Force Issue No. 01-
 14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred".

 (1) Revenue includes license sales, support and service revenue, and hardware sales, less returns and allowances.


 Item 7   Management's Discussion and Analysis of Financial Condition and
 ------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

 The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.

 OVERVIEW

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks with under $30.0 billion in total assets, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and sixteen item processing centers located throughout the United States.

 We derive revenues from three primary sources, which include gross customer reimbursements received for out of pocket expenses incurred and reported in the respective lines of revenue:

   - sales of software licenses;

   - support and service fees, which include installation services; and

   - hardware sales.

 Over the last five fiscal years, our revenues have grown from $204.3 million in fiscal 1999 to $404.6 million in fiscal 2003. Income from continuing operations has grown from $32.7 million in fiscal 1999 to $49.4 million in fiscal 2003. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services and expand the number of customers who use our core software systems to approximately 2,450 as of June 30, 2003.

 Since July 1998, we have completed 11 accretive acquisitions. Nine of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The remaining two acquisitions were accounted for using the pooling-of-interests method.

 License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements which typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location. In revenue arrangements with multiple elements, the components are all separately and independently priced within the related contracts. Allocation of revenue is consistent with pricing when each product or service is sold separately establishing Vendor Specific Objective Evidence ("VSOE"). Generally, 25% of license fees are payable upon execution of the license agreement with additional payments due at specified times after contract signing. We recognize 100% of software license revenue upon delivery and acceptance of the software and documentation.

 Support and services fees are generated from installation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services and ATM and debit card processing services. We recognize installation services revenue as services are performed under hourly contracts and at the completion of the installations under fixed fee contracts. Revenues from software support are generated pursuant to annual agreements and are recognized ratably over the life of the agreements. Outsourcing services are performed through data and item centers. Revenues from outsourced processing and ATM and debit card processing services are derived from monthly usage fees typically under five-year service contracts with our customers. We recognize the revenues under these contracts as services are performed.

 Cost of license fees represents the third party vendor costs associated with license fee revenue.

 Cost of services represents costs associated with conversion and installation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services, and direct operation costs. These costs are recognized as they are incurred.

 We have entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware and related services to our customers. Revenues from hardware sales are recognized when the manufacturers ship the hardware directly to our customers. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related revenue.

 We have two business segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, customer reimbursements and hardware sales along with the related cost of sales.


 RESULTS OF OPERATIONS

 FISCAL 2003 COMPARED TO FISCAL 2002

 REVENUE - Revenues increased 2% from $396.7 million in fiscal 2002 to $404.6 million in fiscal 2003. Compared to fiscal 2002, license fees decreased 27%; support and service revenues increased 14%, and hardware sales decreased 5%. Beginning in fiscal 2003, customer reimbursements received for pass-through costs are now included and presented in the correlating line items of support and service or hardware revenues and costs, respectively. Prior years have been reclassified to conform with the 2003 presentation.

 Reflecting the strength in new outsourcing business, revenues from support and services continues to grow, increasing to 64% of revenues in 2003 compared to 58% of 2002 revenues. The increase is composed of $10.8 million or 17% increase in outsourcing services, $5.2 million or 24% growth in ATM and debit card processing services, $16.4 million or 16% growth in in-house support and a slight decrease of $0.6 million or 2% for installation services. Recurring revenue (support and service revenue less installation services) increased to 55% of total revenue in fiscal 2003 from 47% of total fiscal 2002 revenue.

 Continued softness in banking core system sales negatively impacted revenues from license fees and hardware sales in 2003. For the year, license fees dropped 27% to $48.3 million or 12% of total 2003 revenues, compared to $66.6 million, or 17% of 2002 revenues. The decrease is due to the overall reduced number of software licenses delivered during the year in our bank segment. Hardware revenue decreased 5% to $95.9 million or 24% of fiscal 2003 revenues compared with $101.3 million or 26% of fiscal 2002 revenues. This decline is primarily attributable to the decrease in software sales which typically drives the sale of related hardware.

 COST OF SALES - Cost of sales increased 7% during the fiscal year, primarily due to a 9% increase in employee related expenses included in cost of services. Cost of license increased 55%, from $2.5 million in fiscal 2002 to $3.9 million in fiscal 2003, primarily due to obligations to third party vendors for the software we resell. Cost of services increased 10% to $178.3 million or 44% of revenue in fiscal 2003 compared to $161.5 million or 41% of revenue in the fiscal 2002, which is in line with the increase in revenue. Cost of hardware decreased 3% from $71.4 million or 18% of revenue in year 2002 to $69.1 million or 17% of revenue in current 2003 fiscal year.

 GROSS PROFIT - Gross profit decreased 5% from $161.2 million in fiscal 2002 to $153.3 million in fiscal 2003. The total gross margin for fiscal 2003 was 38% compared to 41% for fiscal 2002. Gross profit on license sales decreased $19.7 million or 31% and gross margin decreased from 96% in fiscal 2002 to 92% in fiscal 2003. The decrease in gross profit was due to the overall weakness in the capital goods market and the reduction in the margin is primarily due to decrease in license revenue, which is our highest margin revenue.

 Gross profit for support and services increased $15.0 million or 22% in fiscal year 2003 compared to fiscal 2002. Support and service margins continue to strengthen to 32% this year from 29% in the prior year. The increase is primarily due to increased volumes, increased number of customers and continued leveraging of resources in our outsourcing and ATM/Debit card processing services.

 Hardware gross margin for the current fiscal year 2003 was 28%, compared to 30% margin in fiscal year 2002. The decrease in hardware margin for the year is primarily attributable to the sales mix of products. In fiscal 2003 our hardware sales included a higher percentage of servers and personal computers related to networks than in 2002. Network hardware has a significantly lower margin than midrange hardware and reader sorters. Another contributing factor to lower gross margin has been reduced vendor incentives in fiscal 2003.

 OPERATING EXPENSES - Operating expenses increased 2% for the current year, with the majority of the increase generated from research and development expenses. Research and development expenses went up by 27% to $15.9 million for fiscal 2003 as compared to $12.5 million for fiscal 2002. The increase is primarily attributable to a 27% increase in employee related expenses for ongoing development of new products and enhancements to existing products in both segments of our business. Selling and marketing annual expenses increased 4% to $30.7 million in 2003 compared to $29.4 million for fiscal year 2002. General and administrative expenses decreased 10% to $29.5 million this year from $32.7 million in fiscal year 2002, mainly due from ongoing efforts to control expenses by management.

 INTEREST INCOME (EXPENSE) - Interest income (expense) decreased from $1.8 million in fiscal 2002 to $0.5 million in fiscal 2003. Interest income decreased 69% from $2.0 million to $0.6 million due to lower interest rates on investments. Interest expense decreased $81,000 from $191,000 in fiscal year 2002 to $110,000 in fiscal 2003. The decrease is due to short term borrowings being paid off in January 2002, with no additional borrowings since that date.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $28.4 million, or 36.5% of income before income taxes in fiscal 2003, compared with $31.4 million, or 36% of income before income taxes in fiscal 2002. The increase in the tax rate in the current fiscal year is due to changes in effective state income tax rates.

 NET INCOME - Net income decreased 13% from $57.1 million, or $.62 per diluted share in fiscal 2002 to $49.4 million, or $.55 per diluted share in fiscal 2003.


 FISCAL 2002 COMPARED TO FISCAL 2001

 REVENUE - Revenues increased by 8% from $366.9 million in fiscal 2001 to $396.7 million in fiscal 2002. Compared to fiscal 2001, license revenue decreased 5% from $70.1 million to $66.6 million in fiscal 2002; support and service revenue increased 23% from $185.8 million in fiscal 2001 to $228.7 million in fiscal 2002, and hardware sales decreased 9% from $111.0 million in fiscal 2001 to $101.3 million in fiscal 2002.

 License fees and hardware revenues were negatively impacted by the sluggish economy following the September 11th terrorist attacks and a decrease in capital spending. The support and service revenues remained strong, which was primarily recurring revenue from annual in-house support agreements, monthly data and item center outsourcing contracts, and processing of ATM and debit card transactions. The increase in fiscal 2002 is composed of $10.9 million growth in outsourcing services, $6.2 million growth in ATM and debit card processing services, $21.8 million growth in in-house support and $4.1 million growth in installation services. Recurring revenue (support and service revenue less installation services) increased to 47% of total revenue in fiscal 2002 from 41% of total fiscal 2001 revenue.

 COST OF SALES - Cost of sales increased 9% from $215.3 million in fiscal 2001 to $235.4 million in fiscal 2002, compared to an 8% increase in revenues. Cost of license remained almost flat, while the license revenue decreased 5%. Cost of services increased 19% compared to the 23% increase in support and service revenue. Cost of hardware decreased 7%, in line with the decrease in hardware sales of 9%. The total increase in cost of sales is primarily due to a 10% increase in the number of employees, related benefits and increased depreciation expense related to prior capital expenditures.

 GROSS PROFIT - Gross profit increased 6% from $151.6 million or 41% of revenue in fiscal 2001 to $161.2 million in fiscal 2002, also 41% of revenue. Gross profit decreased 5% in fiscal 2002 for license fees compared to fiscal 2001. Support and services gross profit increased 35% from $49.6 million in fiscal 2001 to $67.2 million in fiscal 2002 and the related gross margin increased from 27% to 29% in fiscal 2002. Hardware sales gross profit decreased  from $34.4  million in  fiscal 2001  to $29.9  million  in fiscal 2002 and the gross margin was 30% in fiscal 2002 compared to 31% in fiscal 2001. The slight decrease is due to the sales mix and reduced incentives from hardware suppliers.

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

 INTEREST INCOME (EXPENSE) - Interest income (expense) increased from $1.2 million in fiscal 2001 to $1.8 million in fiscal 2002. Interest income decreased by 4% from $2.1 million to $2.0 million due to lower interest rates on investments. Interest expense decreased $729,000 due to expense last year from short-term borrowing compared to this year. Short term debt was paid off in January 2002.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $31.4 million, or 36% of income before income taxes in fiscal 2002, compared with $31.3 million, or 36% of income before income taxes in fiscal 2001.

 NET INCOME - Net income increased 3% from $55.6 million, or $.61 per diluted share in fiscal 2001 to $57.1 million, or $.62 per diluted share in fiscal 2002.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 1% from $339.3 million in fiscal 2002 to $343.1 million in fiscal 2003. Gross profit in this business segment decreased 6% from $143.6 million or 42% gross margin in fiscal 2002 to $135.0 million or 39% gross margin for the year ended June 30, 2003. This decline in gross profit is primarily due to the industry trend of an overall decrease in capital spending for the fiscal year and is reflected by the significant decrease in software and hardware revenues offset somewhat by the increase in services revenue. The decrease in gross margin is primarily due to the significant reduction in license revenue, which is our highest margin revenue.

 Revenues in the credit union systems and services business segment increased from $57.3 million in fiscal 2002 to $61.5 million in fiscal 2003, representing a 7% increase. Gross profit in this business segment increased from $17.7 million or 31% gross profit margin in fiscal 2002 to $18.3 million or 30% gross profit margin for the year ended June 30, 2003. Despite the sluggish economy, the credit union segment was able to achieve growth in revenue and maintain a fairly flat gross margin. The increase in revenue was due to additional core customers during the year and expanded product offerings in this segment.

 Revenues in the bank systems and services business segment increased 7% from $318.0 million in fiscal 2001 to $339.3 million in fiscal 2002. Gross profit in this business segment increased 4% from $138.1 million in fiscal 2001 to $143.6 million for the year ended June 30, 2002, due to decrease in amortization expense relating to goodwill as a result of the impact of adopting SFAS No. 142 and the overall cost control measures put in place by management. The slight increases, which are significantly lower than historical levels, are primarily due to the industry trend of an overall decrease in capital spending for the year, which continued to be impacted by the events of September 11th and the weakened ongoing economy.

 Revenues in the credit union systems and services business segment increased from $48.9 million in fiscal 2001 to $57.3 million in fiscal 2002, representing a 17% increase. Gross profit in this business segment increased from $13.5 million in fiscal 2001 to $17.7 million or a 31% increase for the year ended June 30, 2002. Gross profit margin remained strong due to decrease in amortization expense relating to goodwill as a result of the impact of adopting SFAS No. 142 and the overall cost control measures put in place by management. Despite the sluggish economy, the credit union segment had significant growth in revenue. The increase in revenue was due to the addition of core customers during the year.

 Liquidity and Capital Resources

 We have historically generated positive cash flow from operations and have generally used existing resources and funds generated from operations to meet capital requirements. We expect this trend to continue in the future.

 The Company's cash and cash equivalents and investments increased to $32.0 million at June 30, 2003, from $17.8 million at June 30, 2002. Cash provided by operations was $98.9 million for the fiscal year ended June 2003 as compared to $89.9 million for the fiscal year ended 2002. Included in our June 30, 2003 annual in-house support billing was an increase of $25.0 million because of a shift in billing cycles for our previously acquired customers to our fiscal year-end from a calendar year. This shift in billing from the prior year was the primary reason for the increase in accounts receivable of $19.7 million and deferred revenues of $23.1 million. In 2003, there was additional depreciation expense of $3.1 million and a $6.5 million decrease in accounts payable and accrued expenses. Cash used in investing activities for the fiscal year ended June 2003 was $58.5 million, which included capital expenditures of $46.0 million, primarily for expansion at our Monett complex and a new facility in Birmingham, AL., $6.5 million for acquisitions and $5.2 million for capitalization of software development costs. Financing activities used cash of $26.1 million, of which the majority was used to purchase treasury stock for $18.2 million, and to pay dividends of $12.3 million for the fiscal year ended 2003.

 At June 30, 2003, the Company is in negotiations to acquire two buildings in San Diego, CA., which when completed will have a total cost of approximately $29 million, and one building in Charlotte, NC., which will have a total cost of approximately $8.0 million. The Company expects total capital expenditures to increase to approximately $61 million in fiscal year 2004.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares on October 4, 2002. The buyback has been funded with cash from continuing operations. As of June 30, 2003, 3,012,933 shares have been purchased for $49,218,870. During fiscal 2003 there were 501,740 shares and 60,249 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively. At June 30, 2003, there were 2,363,121 shares remaining in treasury stock. As of June 30, 2002, 1,656,733 shares had been purchased for $31,054,139 and 1,568,910 shares remained in treasury stock.

 We currently have two bank credit lines upon which we can draw an aggregate amount at any one time outstanding of $58.0 million. The major credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (1.87% at June 30, 2003). The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (4.0% at June 30, 2003). Currently there are no amounts outstanding under either line.

 Subsequent to June 30, 2003, the Company's Board of Directors declared a cash dividend of $.035 per share on its common stock payable on September 19, 2003, to stockholders of record on September 5, 2003. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 Contractual Obligations and Other Commitments

 At June 30, 2003, the Company's total off-balance sheet contractual obligations of $5.2 million consists of long-term operating leases for various facilities. The leases expire from 2004 to 2008.

 Recent Accounting Pronouncements

 In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The adoption of this standard on January 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

 In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are: (1) a reimbursement for costs incurred to sell the product, or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The adoption of this consensus on July 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operation.

 In November 2002, FASB Interpretations No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 ("FIN 45") was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on January 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operations.

 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company's financial statements for fiscal year ended June 30, 2003. The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25 as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, ("FIN 44") and present the pro forma disclosures required by SFAS No. 123.

 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or
 (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the company will adopt the consolidation guidance applicable to existing VIEs as of the reporting period beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

 In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 states that companies which issue financial instruments that have characteristics of both liabilities and equity will have to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FASB No. 150 to have a material effect on our operating results or financial condition.

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

 As discussed previously in the overview, the Company has established VSOE separately for all the individual components of licensing, installation, support, and hardware and recognizes revenue separately for the various components. The components are all independently priced and consistent with pricing when each element is sold separately. There are no rights of return, conditions of acceptance or price protections in our contracts.

 The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangibles. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results.

 Forward Looking Statements

 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in "Risk Factors" in Item 1 of the Company's 2003 Form 10-K annual report filed with the Securities and Exchange Commission. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

 Potential risks and uncertainties which could adversely affect the Company include: the financial health of the banking industry, our ability to continue or effectively manage growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking industry, increased government regulation, network or internet security problems, declining computer hardware prices, and operational problems in our outsourcing facilities.

 Item 7A  Quantitative and Qualitative Disclosures about Market Risk
 -------  ----------------------------------------------------------
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


 Item 8    Financial Statements and Supplementary Data
 ------    -------------------------------------------

 Financial Statements

   Consolidated Statements of Income,
   Years Ended June 30, 2003, 2002, and 2001                         24

   Consolidated Balance Sheets, June 30, 2003 and 2002               25

   Consolidated Statements of Changes in Stockholders' Equity,
   Years Ended June 30, 2003, 2002, and 2001                         26

   Consolidated Statement of Cash Flows,
   Years Ended June 30, 2003, 2002, and 2001                         27

   Notes to Consolidated Financial Statements                        28



 Financial Statement Schedules

      There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 INDEPENDENT AUDITORS' REPORT



 To the Board of Directors of
    Jack Henry & Associates, Inc.:


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



 /s/ DELOITTE & TOUCHE LLP


 St. Louis, Missouri
 August 15, 2003

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                      YEAR ENDED JUNE 30,
                                                -------------------------------
                                                 2003        2002        2001
                                                -------     -------     -------
 REVENUE
   License                                     $ 48,284    $ 66,576    $ 70,132
   Support and service                          260,452     228,744     185,763
   Hardware                                      95,891     101,337     111,008
                                                -------     -------     -------
     Total                                      404,627     396,657     366,903

 COST OF SALES
   Cost of license                                3,890       2,509       2,532
   Cost of support and service                  178,256     161,523     136,208
   Cost of hardware                              69,145      71,405      76,566
                                                -------     -------     -------
     Total                                      251,291     235,437     215,306
                                                -------     -------     -------

 GROSS PROFIT                                  $153,336    $161,220    $151,597

 OPERATING EXPENSES
   Selling and marketing                         30,664      29,380      27,770
   Research and development                      15,892      12,526      10,871
   General and administrative                    29,509      32,668      27,216
                                                -------     -------     -------
     Total                                       76,065      74,574      65,857
                                                -------     -------     -------

 OPERATING INCOME                              $ 77,271    $ 86,646    $ 85,740

 INTEREST INCOME (EXPENSE)
   Interest income                                  630       2,018       2,103
   Interest expense                                (110)       (191)       (920)
                                                -------     -------     -------
     Total                                          520       1,827       1,183
                                                -------     -------     -------

 INCOME BEFORE INCOME TAXES                    $ 77,791    $ 88,473    $ 86,923

 PROVISION FOR INCOME TAXES                      28,394      31,408      31,292
                                                -------     -------     -------
 NET INCOME                                    $ 49,397    $ 57,065    $ 55,631
                                                =======     =======     =======

 Diluted net income per share                  $   0.55    $   0.62    $   0.61
                                                =======     =======     =======
 Diluted weighted average shares outstanding     89,270      92,367      91,344
                                                =======     =======     =======

 Basic net income per share                    $   0.56    $   0.64    $   0.64
                                                =======     =======     =======
 Basic weighted average shares outstanding       87,866      89,316      86,834
                                                =======     =======     =======

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                             JUNE 30,
                                                    -------------------------
                                                      2003            2002
                                                    ---------       ---------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $   32,014      $   17,765
    Investments, at amortized cost                        998             997
    Trade receivables                                 150,951         131,431
    Prepaid cost of product                            18,483          17,663
    Prepaid expenses and other                         13,816          11,221
    Deferred income taxes                               1,000             900
                                                    ---------       ---------
      Total                                        $  217,262      $  179,977

 PROPERTY AND EQUIPMENT, net                       $  196,046      $  173,775

 OTHER ASSETS:
    Goodwill                                       $   44,543      $   40,335
    Trade names                                         3,699           3,699
    Customer relationships, net of amortization        59,358          63,130
    Computer software, net of amortization             12,500           7,499
    Prepaid cost of product                            10,021          12,992
    Other non-current assets                            5,146           4,735
                                                    ---------       ---------
      Total                                        $  135,267      $  132,390
                                                    ---------       ---------
      Total assets                                 $  548,575      $  486,142
                                                    =========       =========
 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $    9,617      $    9,051
    Accrued expenses                                   17,250          11,352
    Accrued income taxes                                  421             225
    Deferred revenues                                 119,492          92,028
                                                    ---------       ---------
      Total                                        $  146,780      $  112,656

 DEFERRED REVENUES                                     12,732          16,947
 DEFERRED INCOME TAXES                                 23,840          15,800
                                                    ---------       ---------
      Total liabilities                            $  183,352      $  145,403

 STOCKHOLDERS' EQUITY
    Preferred stock - $1 par value; 500,000
      shares authorized, none issued               $        -      $        -
    Common stock - $0.01 par value: 250,000,000
      shares authorized; Shares issued at
      06/30/03 and 6/30/02 were 90,519,856                905             905
    Additional paid-in capital                        169,299         168,061
    Retained earnings                                 233,396         201,162
    Less Treasury stock at cost 2,363,121 shares
      issued at 6/30/03, 1,568,910 shares issued
      at 6/30/02                                      (38,377)        (29,389)
                                                    ---------       ---------
      Total stockholders' equity                   $  365,223      $  340,739
                                                    ---------       ---------
      Total liabilities and stockholders' equity   $  548,575      $  486,142
                                                    =========       =========

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------
 PREFERRED SHARES:                                  -            -            -
                                           ==========   ==========   ==========
 COMMON SHARES:
   Shares, beginning of year               90,519,856   88,846,710   41,357,853
   Shares issued upon exercise of options           -    1,523,446    3,097,363
   Shares issued for Employee Stock
     Purchase Plan                                  -       31,962       21,267
   Shares issued in secondary offering              -            -    1,500,000
   Shares issued in acquisition                     -      117,738            -
   Stock dividend                                   -            -   42,870,227
                                           ----------   ----------   ----------
   Shares, end of year                     90,519,856   90,519,856   88,846,710
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year             $       905  $       888  $       414
   Shares issued upon exercise of options           -           15           30
   Shares issued for Employee Stock
     Purchase Plan                                  -            1            -
   Shares issued in secondary offering              -            -           15
   Shares issued in acquisition                     -            1            -
   Stock dividend                                   -            -          429
                                           ----------   ----------   ----------
     Balance, end of year                 $       905  $       905  $       888
                                           ==========   ==========   ==========
 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $   168,061  $   145,211  $    43,753
   Shares issued upon exercise of options       3,539       13,650       18,274
   Shares issued for Employee Stock
     Purchase Plan                                771          792          818
   Shares issued in secondary offering              -            -       60,510
   Shares issued in acquisition                     -        2,399            -
   Stock dividend                                   -            -         (429)
   Tax benefit on exercise of options           1,227        6,992       22,285
   Cost of treasury shares reissued            (4,299)        (983)           -
                                           ----------   ----------   ----------
     Balance, end of year                 $   169,299  $   168,061  $   145,211
                                           ----------   ----------   ----------
 RETAINED EARNINGS:
   Balance, beginning of year             $   201,162      156,405  $   110,378
   Net income                                  49,397       57,065       55,631
   Reissuance of treasury shares, net          (4,873)        (682)           -
   Dividends (2003-$.14 per share;
     2002-$.13 per share;
     2001-$.11 per share)                     (12,290)     (11,626)      (9,604)
                                           ----------   ----------   ----------
     Balance, end of year                 $   233,396  $   201,162  $   156,405
                                           ----------   ----------   ----------
 TREASURY STOCK:
   Balance, beginning of year             $   (29,389) $         -  $         -
   Purchase of treasury shares                (18,165)     (31,054)           -
   Reissuance of treasury shares
     upon exercise of stock                     8,187        1,601            -
   Reissuance of treasury shares
     for Employee Stock Purchase Plan             990           64            -
                                           ----------   ----------   ----------
     Balance, end of year                 $   (38,377) $   (29,389) $         -
                                           ==========   ==========   ==========

 TOTAL STOCKHOLDERS' EQUITY               $   365,223  $   340,739  $   302,504
                                           ==========   ==========   ==========

 See notes to consolidated financial statements

                JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                               $    49,397  $    57,065  $    55,631

 Adjustments to reconcile net income
  from continuing operations to cash
  from operating activities:
    Depreciation                               24,025       20,885       12,539
    Amortization                                6,169        6,585        9,349
    Deferred income taxes                       7,940        7,793        2,800
    Other, net                                    642          (58)          (3)

  Changes in:
    Trade receivables                         (19,675)     (14,858)     (42,633)
    Prepaid expenses and other                   (647)      (1,621)     (22,069)
    Accounts payable                              555       (8,795)       8,591
    Accrued expenses                            5,896        1,546         (155)
    Income taxes (including tax benefit
      from exercise of stock options)           1,428        7,428       25,225
    Deferred revenues                          23,131       13,971       23,547
                                           ----------   ----------   ----------
    Net cash from operating activities    $    98,861  $    89,941  $    72,822

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                  $   (45,958)  $  (49,509) $   (57,781)
    Purchase of investments                    (3,988)      (2,987)        (982)
    Purchase of customer contracts               (304)           -            -
    Proceeds from maturity of investments       4,000        3,000        1,000
    Computer software developed                (5,162)      (1,895)      (1,447)
    Payment for acquisitions, net              (6,537)     (11,111)           -
    Other, net                                   (523)         274          375
                                           ----------   ----------   ----------
    Net cash from investing activities    $   (58,472) $   (62,228) $   (58,835)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
     stock upon exercise of stock options $     3,539  $    13,666  $    18,304
    Proceeds from sale of
     common stock, net                            776          792       61,344
    Dividends paid                            (12,290)     (11,626)      (9,604)
    Change in short-term borrowings, net            -            -      (70,500)
    Principal payments on long-term debt            -         (315)        (128)
    Purchase of treasury stock                (18,165)     (31,054)           -
                                           ----------   ----------   ----------
    Net cash from financing activities    $   (26,140) $   (28,537) $      (584)
                                           ----------   ----------   ----------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   $    14,249  $      (824) $    13,403

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                      $    17,765  $    18,589  $     5,186
                                           ----------   ----------   ----------

 CASH AND CASH EQUIVALENTS, END OF YEAR   $    32,014  $    17,765  $    18,589
                                           ==========   ==========   ==========

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software installation services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.

 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated.

 STOCK OPTIONS

 As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

 Pro forma information regarding net income and earnings per share is required in financial statements for periods beginning after December 15, 2002, by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, for awards granted after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                         (In Thousands, Except Per Share Data)
                                                  Year Ended June 30,
                                          -----------------------------------
                                             2003         2002         2001
                                          ---------    ---------    ---------
 Net income, as reported                 $   49,397   $   57,065   $   55,631

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                  6,572         9,394       19,181
                                          ---------    ---------    ---------
 Pro forma net income                    $  42,825    $   47,671   $   36,450
                                          =========    =========    =========
 Diluted net income per share
                            As reported  $     0.55   $     0.62   $     0.61
                            Pro forma    $     0.48   $     0.52   $     0.40

 Basic net income per share
                            As reported  $     0.56   $     0.64   $     0.64
                            Pro forma    $     0.49   $     0.53   $     0.42


 During fiscal year 2003, all the shares exercised came from treasury stock. The weighted fair value of options granted was $4.68, $10.63 and $9.58 for 2003, 2002, and 2001, respectively.

 Assumptions:
   Expected life (years)                       2.35         3.10         2.92
   Volatility                                    55%          55%          54%
   Risk free interest rate                      1.3%         3.2%         4.4%
   Dividend yield                              1.16%        0.78%        0.36%


 USE OF ESTIMATES

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 For multiple element arrangements the Company has established Vendor Specific Objective Evidence ("VSOE") separately for all the individual components of licensing, installation, support, and hardware and recognizes revenue separately for the various components. The components are all independently priced and consistent with pricing when each element is sold separately. There are no rights of return, condition of acceptance or price protection in our contracts.

 The Company's various sources of revenue and the methods of revenue recognition are as follows:

    License - Licensing fees are recognized upon delivery and acceptance of the software. All software of the Company is sold unmodified. Software installation and related services - Fees for these services are recognized as the services are performed on hourly contracts and at completion and acceptance on fixed-fee contracts.
    Support and service - Fees from these contracts are recognized ratably over the life of the in-house support or outsourcing service contract. Regulatory requirement changes and technical enhancements to the software are specifically referenced and included in the annual support contracts.
    Hardware - Revenues from sales of hardware are recognized upon direct shipment to the Company's customers from the supplier. Costs of items purchased and remarketed are reported as cost of hardware in cost of sales. Revenues and related costs of hardware maintenance are recognized ratably over the life of the contract.
    Customer reimbursements - Direct costs paid to third parties for expenses incurred for customers are billed and recognized as revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred. These revenues are included and reported in the respective lines of support and service or hardware revenue.

 RECLASSIFICATION

 To improve reporting disclosure, the Company has changed its reporting line items, with installation revenue moving from license revenue to support and service revenue and a new line item for license cost of sales. Gross customer reimbursements are now included and presented in the correlating line items of support and services and hardware revenues and costs, respectively. Where appropriate, prior year's financial information has been reclassified to conform with the current year's presentation.

 PREPAID COST OF PRODUCT

 Costs for remarketed hardware and software maintenance contracts, which are prepaid, are recognized ratably over the life of the contract, generally one to five years, with the related revenue amortized from deferred revenues.

 DEFERRED REVENUES

 Deferred revenues consist primarily of prepaid annual software support fees and prepaid hardware maintenance fees. Hardware maintenance contracts are multi-year, therefore, the deferred revenue and prepaid maintenance are classified in accordance with the terms of the contract. Software and hardware deposits received are also reflected as deferred revenues.

 COMPUTER SOFTWARE DEVELOPMENT

 The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics and maturity of the market for that particular product. The Company's amortization policy for these capitalized costs is to amortize the costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Generally, these costs are initially amortized on a straight-line basis, and are monitored on a regular basis to assess that the amortization method is still appropriate and that the remaining estimated life of the asset is reasonable (generally five to ten years).

 CASH EQUIVALENTS

 The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents.

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

 The amortized cost of held-to-maturity securities is $998,000 and $997,000 at June 30, 2003 and 2002, respectively. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

 The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill and trade names for impairment of value on an annual basis and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three years ended June 30, 2003 equals the Company's net income.

 BUSINESS SEGMENT INFORMATION

 In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 13). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company's revenues are derived from operations and assets located within the United States of America.

 COMMON STOCK

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. As of June 30, 2003, 3,012,933 shares have been purchased for $49,218,870. During fiscal 2003 there were 501,740 shares and 60,249 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively. At June 30, 2003, there were 2,363,121 shares of treasury stock remaining. As of June 30, 2002, 1,656,733 shares had been purchased for $31,054,139 and 1,568,910 shares remained in treasury stock.

 On January 29, 2001, the Company's Board of Directors declared a 100% stock dividend on its common stock, effectively a 2 for 1 stock split. The stock dividend was paid March 2, 2001, to stockholders of record at the close of business on February 15, 2001. All affected per share and shares outstanding data in the consolidated statements of income and the notes to the consolidated financial statements were retroactively restated to reflect this stock split.

 INCOME PER SHARE

 Per share information is based on the weighted average number of common shares outstanding during the year. Stock options have been included in the calculation of income per diluted share to the extent they are dilutive. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of outstanding stock options (see Note 10).

 INCOME TAXES

 Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

 RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any activity initiated after December 31, 2002. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances will be the same, thereby improving the comparability and representational faithfulness of reported financial information. The adoption of this standard on January 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

 In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are: (1) a reimbursement for costs incurred to sell the product, or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The adoption of this consensus on July 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operation.

 In November 2002, FASB Interpretations No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 ("FIN 45") was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on January 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operations.

 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of FASB Statement No.
 123. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company's financial statements for fiscal year ended June 30, 2003. The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB No. 25 as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, ("FIN 44") and present the pro forma disclosures required by SFAS No. 123.

 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or
 (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the company will adopt the consolidation guidance applicable to existing VIEs as of the reporting period beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

 In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 states that companies which issue financial instruments that have characteristics of both liabilities and equity will have to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FASB No. 150 to have a material effect on our operating results or financial condition.


 NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair values for held-to-maturity securities are based on quoted market prices. For all other financial instruments, including amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities and the variability of the interest rates on the borrowings.


 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:

                                      (In Thousands)
                                          June 30,
                                  -----------------------    Estimated
                                     2003          2002      Useful Life
                                  ---------     ---------    -----------
  Land                           $    6,519    $    6,519
  Land improvements                  16,050         8,774    5-20 years
  Buildings                          76,891        57,636    25-30 years
  Equipment and furniture           104,528       100,309    5-8 years
  Aircraft and equipment             48,542        41,633    8-10 years
  Construction in progress            4,834        17,028
                                  ---------     ---------
                                 $  257,364    $  231,899
  Less accumulated depreciation      61,318        58,124
                                  ---------     ---------
  Propery and equipment, net     $  196,046    $  173,775
                                  =========     =========


 NOTE 4: OTHER ASSETS

 The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill and trade names are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the transitional impairment tests for trade names with indefinite useful lives during the quarter ended September 30, 2001, for goodwill during the quarter ended December 31, 2001, and its annual impairment tests during 2003 and 2002 and has determined that no impairment exists. Had the Company been accounting for its goodwill and trade names under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been adjusted as follows:

                                         (In Thousands, Except Per Share Data)
                                                 Year Ended June 30,
                                          -----------------------------------
                                             2003         2002         2001
                                          ---------    ---------    ---------
 Reported net income                     $   49,397   $   57,065   $   55,631
 Goodwill and trade names amortization,
   net of tax                                     -            -        1,108
                                          ---------    ---------    ---------
 Adjusted net income                     $   49,397   $   57,065   $   56,739
                                          =========    =========    =========

 Reported diluted net income per share $ 0.55 $ 0.62 $ 0.61 Goodwill and trade names amortization,
   net of tax                                     -            -         0.01
                                          ---------    ---------    ---------
 Adjusted diluted net income per share   $     0.55   $     0.62   $     0.62
                                          =========    =========    =========

 Reported basic net income per share $ 0.56 $ 0.64 $ 0.64 Goodwill and trade names amortization,
   net of tax                                     -            -         0.01
                                          ---------    ---------    ---------
 Adjusted basic net income per share     $     0.56   $     0.64   $     0.65
                                          =========    =========    =========


 Changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002, by reportable segments, are:

                                               (In Thousands)
                                      Banking   Credit Union
                                      Systems     Systems
                                        and         and
                                      Services    Services        Total
                                      --------    --------      ---------
  Balance, for the year
    ended June 30, 2001              $  14,508   $  14,840     $   29,348
  Goodwill acquired during the year     10,987           -         10,987
                                      --------    --------      ---------
  Balance, for the year
    ended June 30, 2002              $  25,495   $  14,840     $   40,335
  Goodwill acquired during the year      1,819       2,389          4,208
                                      --------    --------      ---------
  Balance, for the year
    ended June 30, 2003              $  27,314   $  17,229     $   44,543
                                      ========    ========      =========


 Information regarding other identifiable intangible assets is as follows:


                                        (In Thousands)
                                     Year Ended June 30,
                                     -------------------
                             2003                           2002
                 ----------------------------   -----------------------------
                 Carrying Accumulated           Carrying Accumulated
                  Amount  Amortization   Net     Amount  Amortization   Net
                 -------   ---------  -------   -------   ---------   -------
 Customer
  Relationships  $89,212   $(29,854)  $59,358   $88,197   $(25,067)   $63,130

 Trade names       3,699           -    3,699     3,699          -      3,699
                 -------   ---------  -------   -------   ---------   -------
 Totals          $92,911   $(29,854)  $63,057   $91,896   $(25,067)   $66,829
                 =======   =========  =======   =======   =========   =======

 Trade names have been determined to have indefinite lives and therefore as of July 1, 2001, are no longer amortized. Customer relationships have lives ranging from 5 to 20 years.

 Computer software includes the unamortized cost of software products developed or acquired by the Company, which are required to be capitalized by accounting principles generally accepted in the United States of America.

 Following is an analysis of the computer software costs:

                                                  (In Thousands)
                                       Carrying    Accumulated
                                        Amount     Amortization      Total
                                       --------      --------      ---------
   Balance, June 30, 2001             $   9,199     $  (3,393)    $    5,806
   Acquired Software                      1,376             -          1,376
   Capitalizated development cost         1,895             -          1,895
   Amortization expense                       -        (1,578)        (1,578)
                                       --------      --------      ---------
   Balance, June 30, 2002             $  12,470     $  (4,971)    $    7,499
   Acquired Software                      1,222             -          1,222
   Capitalizated development cost         5,162             -          5,162
   Amortization expense                       -        (1,383)        (1,383)
                                       --------      --------      ---------
   Balance, June 30, 2003             $  18,854     $  (6,354)    $   12,500
                                       ========      ========      =========

 Amortization expense for all intangible assets was $6,169,000, $6,585,000 and $9,349,000 for the fiscal years ended June 30, 2003, 2002, and 2001 respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2003, is as follows:

                                  (In Thousands)
                     Customer
          Year     Relationships     Software        Total
          ----     -------------     --------        -----
          2004       $  4,679        $  1,239      $  5,918
          2005       $  4,201        $  1,144      $  5,345
          2006       $  4,197        $    842      $  5,039
          2007       $  4,156        $    568      $  4,724
          2008       $  4,115        $    567      $  4,682


 NOTE 5: LINES OF CREDIT AND LONG-TERM DEBT

 LINES OF CREDIT

 JHA currently has two bank credit lines upon which it can draw an aggregate amount at any one time outstanding of $58.0 million. The major unsecured credit line provides for funding of up to $50.0 million and bears interest at variable LIBOR-based rates (1.87% at June 30, 2003, and weighted average interest rates of 2.23% and 3.07% for the years ended June 30, 2003, and 2002, respectively) and expires December 15, 2004. The line has an unused commitment fee of .25% annually.

 The second credit line provides for funding of up to $8.0 million and bears interest at the prime rate (4.00% at June 30, 2003) and expires March 15, 2004, and is secured by $1.0 million of investments with the remainder unsecured. There were no amounts outstanding under either line at June 30, 2003, or 2002.

 The Company  paid interest  of $110,000,  $126,000 and  $1,150,000 in  2003,
 2002, and 2001, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next six years. As of June 30, 2003, net future minimum lease payments under non-cancelable terms are as follows: $3,096,000, $1,443,000, $437,000, $163,000, $15,000 in 2004, 2005, 2006, 2007, and 2008, respectively. Rent expense for all operating leases amount to $3,921,000, $4,093,000, and $3,400,000 in 2003, 2002, and 2001, respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes consists of the following:

                                       (In Thousands)
                                     Year Ended June 30,
                             -----------------------------------
                               2003         2002          2001
                             --------     --------      --------
   Current:
       Federal              $  19,001    $  22,387     $  26,817
       State                    1,453        1,228         1,675

   Deferred:
       Federal                  7,577        7,548         2,200
       State                      363          245           600
                             --------     --------      --------
                            $  28,394    $  31,408     $  31,292
                             ========     ========      ========

 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                         (In Thousands)
                                                            June 30,
                                                      --------------------
                                                       2003         2002
                                                      -------      -------
   Deferred tax assets:
     Carryforwards (operating losses and credits)    $    155     $    205
     Expense reserves (bad debts, insurance,
       franchise tax and vacation)                        705          710
     Intagible assets                                     680          840
     Other, net                                           295          195
                                                      -------      -------
                                                        1,835        1,950
                                                      -------      -------
  Deferred tax liabilities:
    Accelerated tax depreciation                      (19,450)     (14,330)
    Accelerated tax amortization                       (5,225)      (2,520)
                                                      -------      -------
                                                      (24,675)     (16,850)
                                                      -------      -------
  Net deferred tax liability                         $(22,840)    $(14,900)
                                                      =======      =======

 The deferred taxes are classified on the balance sheet as follows:

                                                         (In Thousands)
                                                            June 30,
                                                      --------------------
                                                       2003         2002
                                                      -------      -------
    Deferred income taxes (current)                  $  1,000     $    900
    Deferred income taxes (long-term)                 (23,840)     (15,800)
                                                      -------      -------
                                                     $(22,840)    $(14,900)
                                                      =======      =======


 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:



                                                    (In Thousands)
                                                  Year Ended June 30,
                                              ----------------------------
                                              2003        2002        2001
                                              ----        ----        ----
  Computed "expected" tax expense (benefit)   35.0%       35.0%       35.0%
  Increase (reduction) in taxes
    resulting from:
      State income taxes, net of federal
        income tax benefits                    2.5%        2.0%        2.0%
      Research and  development credit        -1.0%       -1.0%       -1.0%
                                              ----        ----        ----
                                              36.5%       36.0%       36.0%
                                              ====        ====        ====

 Net operating  loss carryforwards  of  $433,000 (from  acquisitions)  expire
 through the  year 2014.    The Company  paid  income taxes  of  $19,025,000,
 $15,900,000, and $3,580,000 in 2003, 2002, and 2001, respectively.

 The Company's federal income tax returns for the years ended June 30, 1999 - June 30, 2001, are currently under examination by the Internal Revenue Service ("IRS"). In connection with the examination of these returns, the IRS is proposing to disallow research & experimentation ("R&E") credits claimed on these returns. The complete disallowance of these credits would increase the Company's federal income tax liability by approximately $1.5 million plus interest. The Company believes that the R&E credits claimed for these years are appropriate and intends to contest any disallowance of these credits. While there can be no assurance that the Company would prevail in contesting any disallowance, it believes any such disallowance is not supported by the facts or the relevant tax law. Consequently, the Company has not accrued any liability in connection with this matter.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks, credit unions and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2003 and 2002) are maintained for potential credit losses.

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

 1996 SOP

 The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. This plan replaced the terminating 1987 SOP. Terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to 4 years. Shares of common stock are reserved for issuance under this plan at the time of each grant, which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or ten years after grant. In October 2002, the stockholders approved an increase in the number of stock options available from 13.0 million to 18.0 million shares.

 On April 11, 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date. The options were issued at the exercise price of $10.84 per share, which represented the fair market value of the stock as of that date and vest in two equal portions based on stock price performance or on specific dates. The first portion vests and becomes fully exercisable two years following the grant date, but may vest earlier if the Company's common stock achieves a closing market price of 125% or more of the exercise price for 10 consecutive trading days. Such options vested prior to June 30, 2003. The second portion vests four years following the grant date, but may vest earlier if the common stock achieves a closing market price of 150% or more of the exercise price on 10 or more consecutive trading days. As of June 30, 2003, there were 2,420,815 shares available for future grants under the plan from the 18,000,000 shares approved by the stockholders.

 NSOP

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at a price equal to 100% of the fair market value of the stock at the grant date. The options terminate when director status ends, upon surrender of the option or ten years after grant. A total of 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2003, there were 532,500 shares available for future grants under the plan.

 Changes in stock options outstanding are as follows:


                                         Number of        Weighted Average
                                           Shares         Exercise Price
                                         ----------           ------
  Outstanding July 1, 2000               13,257,568          $ 10.12
  Granted                                 1,422,280            23.57
  Forfeited                                (104,616)           18.39
  Exercised                              (3,285,433)            6.89
                                         ----------           ------
  Outstanding June 30, 2001              11,289,799            12.68
  Granted                                   618,116            23.26
  Forfeited                                 (82,500)           22.26
  Exercised                              (1,607,846)            8.50
                                         ----------           ------
  Outstanding June 30, 2002              10,217,569            13.90
  Granted                                 3,897,150            10.92
  Forfeited                                (313,925)           17.89
  Exercised                                (501,740)            7.04
  Expired                                     1,200             6.39
                                         ----------           ------
  Outstanding June 30, 2003              13,300,254          $ 13.19
                                         ==========           ======

 For the year ended June 30, 2003, there were 501,740 shares and 60,249 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively. For the year ended June 30, 2002, there were 84,400 shares and 3,423 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively.

 Following is an analysis of stock options outstanding and exercisable as of June 30, 2003:
                                         Weighted-Average
                                            Remaining
     Range of                             Contractural      Weighted-Average
 Exercise Prices           Shares         Life in Years      Exercise Price
 --------------- ------------------------ ------------- ------------------------

                 Outstanding  Exercisable  Outstanding  Outstanding  Exercisable
                 -----------  -----------  -----------  -----------  -----------
 $ 1.67 - $ 6.03   2,262,210   2,262,210       3.22       $ 4.59       $ 4.59
 $ 6.04 - $10.75   1,296,534   1,296,534       5.52         9.13         9.13
 $10.76 - $10.84   3,538,550   1,714,775       9.78        10.84        10.84
 $10.85 - $11.95     308,700     179,700       7.46        11.52        11.53
 $11.96 - $16.88   4,044,760   3,977,910       6.80        16.81        16.86
 $16.89 - $31.00   1,849,500   1,493,917       7.73        23.42        23.60
                 -----------  -----------  -----------  -----------  -----------
 $ 1.67 - $31.00  13,300,254  10,925,046       7.00       $13.19       $13.29
 =============== ===========  ===========  ===========  ===========  ===========


 NOTE 10: EARNINGS PER SHARE

 The following table reflects the reconciliation between Basic and Diluted net income per share:

                                        (In Thousands, Except Per Share Data)
                                                Year ended June 30,
                                                -------------------
                                        2003                         2002                          2001
                             --------------------------- ----------------------------  ----------------------------
                               Net   Weighted  Per Share  Net     Weighted  Per Share    Net    Weighted  Per Share
                             Income  Average    Amount   Income   Average    Amount    Income   Average    Amount
                                     Shares                       Shares                        Shares
                             ------  ------      ----    ------   ------      ----     ------    ------     ----
 Basic Income Per Share:
 Net income available to
   stockholders             $49,397  87,866     $0.56   $57,065   89,316     $0.64    $55,631    86,834    $0.64

 Effect of dilutive
  securities:
 Stock options              $     -   1,404     $0.01   $     -    3,051     $0.02    $     -     4,510    $0.03
                             ------  ------      ----    ------   ------      ----     ------    ------     ----
 Diluted Income Per Share:
 Net income available to
  common stockholders       $49,397  89,270     $0.55   $57,065   92,367     $0.62    $55,631    91,344    $0.61
                             ======  ======      ====    ======   ======      ====     ======    ======     ====


 Stock options to purchase approximately 5,972,949 shares for fiscal 2003, 690,858 shares for fiscal 2002, and 102,591 shares for fiscal 2001, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.


 NOTE 11:  EMPLOYEE BENEFIT PLANS

 Employee Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 401(k) Employee Stock Ownership Plan - The Company had a 401(k) Employee Stock Ownership Plan (the "Predecessor Plan") covering substantially all employees of the Company and its subsidiaries. As of July 1, 1987, the Predecessor Plan was amended and restated to include most of the existing ESOP provisions, to add salary reduction contributions allowed under Section 401(k) of the Internal Revenue Code and to require employer matching contributions. In June 2002, the Company's Board of Directors approved an action to separate the Predecessor Plan into the Employee Stock Ownership Plan (The "ESOP" Plan) and the 401(k) Retirement Savings Plan (the "Plan"). The separation of plans was effective on July 1, 2002. Both plans are subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended.

 Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5,000. Employees must be 18 years of age and be employed for at least six months. Under the ESOP plan, employees must be 21 years of age and employed full time for at least six months. Under the ESOP Plan and the Plan, the Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for both the ESOP Plan and the Plan were $4,139,000, $3,862,000, and $2,986,000 for fiscal 2003, 2002, and 2001, respectively.


 NOTE 12: BUSINESS ACQUISITIONS

 PURCHASE TRANSACTIONS

 On January 1, 2003, the Company acquired all the outstanding membership interests in National Bancorp Data Services, LLC ("NBDS") for $2.1 million in cash. NBDS provides item processing and imaging services to financial institutions in the greater Chicago, Illinois area. This acquisition expanded the geographic footprint for item processing centers and expands the potential market for outsourcing customers. The purchase price for NBDS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date resulting in allocation to goodwill of $1.8 million.

 On November 15, 2002, the Company acquired all the outstanding shares of Credit Union Solutions, Inc. ("CUSI") for $5.0 million in cash. CUSI provides in-house data processing software, related hardware and services to smaller credit unions, primarily those with assets less than $50 million. This acquisition expanded the potential market for the Company, as the Company's existing core products were too expensive to sell to credit unions of this size. The purchase price for CUSI was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.4 million, software of $1.2 million, and customer contracts of $0.7 million, of which software and customer contracts are being amortized on a straight-line basis over periods of ten and twenty years, respectively.

 On January 1, 2002, the Company acquired all the outstanding shares of Transcend Systems Group ("TSG") for $7.3 million in cash and 117,738 restricted shares of the Company's common stock valued at $2.4 million, for a total consideration to the TSG shareholders of $9.7 million. As part of the purchase price, the Company also advanced to TSG $.85 million for the repayment of bank debt and certain TSG obligations to its shareholders. TSG provides customer relationship management software and related services to financial institutions. The purchase price for TSG was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $8.5 million, software of $.9 million, and customer contracts of $1.1 million, of which software and customer contracts are being amortized on a straight-line basis over 10 years.

 On December 1, 2001, the Company acquired all the outstanding shares of System Legacy Solutions ("SLS") for $3 million in cash. SLS provides technology to convert data from legacy systems into formats that can be used by newer technologies. The purchase price for SLS was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation to goodwill of $2.6 million and software $.45 million of which software is being amortized on a straight-line basis over 10 years.

 The four acquisitions discussed above were accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements do not include any revenues and expenses related to these acquisitions prior to their respective closing dates.


 NOTE 13: BUSINESS SEGMENT INFORMATION

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

                                                    (In Thousands)
                                              For The Year Ended June 30,
                                          -----------------------------------
                                             2003         2002         2001
                                          ---------    ---------    ---------
   Revenue
   Bank systems and services             $  343,126   $  339,342   $  318,011
   Credit Unions systems and services        61,501       57,315       48,892
                                          ---------    ---------    ---------
   Total                                 $  404,627   $  396,657   $  366,903
                                          =========    =========    =========

   Gross Profit
   Bank systems and services             $  134,995   $  143,555   $  138,143
   Credit Unions systems and services        18,341       17,665       13,454
                                          ---------    ---------    ---------
   Total                                 $  153,336   $  161,220   $  151,597
                                          =========    =========    =========

   Property and equipment, net
   Bank systems and services             $  192,846   $  170,882   $  136,166
   Credit Unions systems and services         3,200        2,893        2,273
                                          ---------    ---------    ---------
   Total                                 $  196,046   $  173,775   $  138,439
                                          =========    =========    =========

   Identified Intangible assets, net
   Bank systems and services             $   77,520   $   75,022   $   66,264
   Credit Unions systems and services        42,580       39,641       40,931
                                          ---------    ---------    ---------
   Total                                 $  120,100   $  114,663   $  107,195
                                          =========    =========    =========

   Depreciation expense, net
   Bank systems and services             $   23,370   $   20,328   $   12,148
   Credit Unions systems and services           655          557          391
                                          ---------    ---------    ---------
   Total                                 $   24,025   $   20,885   $   12,539
                                          =========    =========    =========

   Amortization expense, net
   Bank systems and services             $    4,787   $    5,295   $    7,077
   Credit Unions systems and services         1,382        1,290        2,272
                                          ---------    ---------    ---------
   Total                                 $    6,169   $    6,585   $    9,349
                                          =========    =========    =========

   Captial expenditures, net
   Bank systems and services             $   45,759   $   48,451   $   55,474
   Credit Unions systems and services           199        1,058        2,307
                                          ---------    ---------    ---------
   Total                                 $   45,958   $   49,509   $   57,781
                                          =========    =========    =========

 The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.


 NOTE 14:  SECONDARY OFFERING

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


 SUPPLEMENTARY DATA
 SELECTED QUARTERLY FINANCIAL INFORMATION
 (In Thousands, Except Per Share Data)
 (Unaudited)


 FY 2003                         First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                                9-30-02     12-31-02    03-31-03    06-30-03      Total
                                -------     -------     -------     -------     --------
 REVENUE
   License                     $ 12,069    $ 13,807    $ 10,446    $ 11,962    $  48,284
   Support and service           59,884      64,252      66,552      69,764      260,452
   Hardware                      22,025      24,504      21,900      27,462       95,891
                                -------     -------     -------     -------     --------
          Total                $ 93,978    $102,563    $ 98,898    $109,188    $ 404,627
                                -------     -------     -------     -------     --------
  COST OF SALES
   Cost of license             $    791    $    975    $    829    $  1,295    $   3,890
   Cost of support and service   41,455      46,518      43,870      46,413      178,256
   Cost of hardware              16,619      18,204      15,796      18,526       69,145
                                -------     -------     -------     -------     --------
          Total                $ 58,865    $ 65,697    $ 60,495    $ 66,234    $ 251,291
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 35,113    $ 36,866    $ 38,403    $ 42,954    $ 153,336
 Income before taxes           $ 17,791    $ 18,390    $ 19,396    $ 22,214    $  77,791
 Net Income                    $ 11,298    $ 11,677    $ 12,316    $ 14,106    $  49,397
 Diluted income per share      $   0.13    $   0.13    $   0.14    $   0.16    $    0.55


 FY 2002                         First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                                9-30-01     12-31-01    03-31-02    06-30-02      Total
                                -------     -------     -------     -------     --------
 REVENUE
   License                     $ 14,771    $ 16,017    $ 17,657    $ 18,131    $  66,576
   Support and service           55,322      55,166      57,044      61,212      228,744
   Hardware                      22,474      27,044      25,083      26,736      101,337
                                -------     -------     -------     -------     --------
          Total                $ 92,567    $ 98,227    $ 99,784    $106,079    $ 396,657
                                -------     -------     -------     -------     --------
 COST OF SALES
   Cost of license             $    257    $    131    $  1,070    $  1,051    $   2,509
   Cost of support and service   38,164      40,453      41,121      41,785      161,523
   Cost of hardware              15,097      18,632      17,501      20,175       71,405
                                -------     -------     -------     -------     --------
          Total                $ 53,518    $ 59,216    $ 59,692    $ 63,011    $ 235,437
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 39,049    $ 39,011    $ 40,092    $ 43,068    $ 161,220
 Income before taxes           $ 22,837    $ 20,366    $ 21,184    $ 24,086    $  88,473
 Net Income                    $ 14,616    $ 13,034    $ 13,558    $ 15,857    $  57,065
 Diluted income per share      $   0.16    $   0.14    $   0.15    $   0.17    $    0.62


 FY 2001                         First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                                9-30-00     12-31-00    3-31-01     6-30-01       Total
                                -------     -------     -------     -------     --------
 REVENUE
   License                     $ 16,277    $ 17,035    $ 18,376    $ 18,444    $  70,132
   Support and service           42,154      44,508      47,229      51,872      185,763
   Hardware                      23,239      24,206      32,598      30,965      111,008
                                -------     -------     -------     -------     --------
          Total                $ 81,670    $ 85,749    $ 98,203    $101,281    $ 366,903
                                -------     -------     -------     -------     --------
 COST OF SALES
   Cost of license             $    236    $  1,141    $    547    $    608    $   2,532
   Cost of support and service   30,644      33,930      34,771      36,863      136,208
   Cost of hardware              16,158      15,911      23,203      21,294       76,566
                                -------     -------     -------     -------     --------
          Total                $ 47,038    $ 50,982    $ 58,521    $ 58,765    $ 215,306
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 34,632    $ 34,767    $ 39,682    $ 42,516    $ 151,597
 Income before taxes           $ 18,569    $ 20,125    $ 23,966    $ 24,263    $  86,923
 Net Income                    $ 11,884    $ 12,880    $ 15,338    $ 15,529    $  55,631
 Diluted income per share      $   0.13    $   0.14    $   0.17    $   0.17    $    0.61



 FY 2000                         First      Second       Third      Fourth
                                Quarter     Quarter     Quarter     Quarter
                                9-30-99    12-31-99     3-31-00     6-30-00       Total
                                -------     -------     -------     -------     --------
 REVENUE
   License                     $  7,842    $  5,815    $ 10,337    $ 15,161    $  39,155
   Support and service           27,059      30,464      33,658      38,822      130,003
   Hardware                      11,572      20,937      18,144      20,030       70,683
                                -------     -------     -------     -------     --------
          Total                $ 46,473    $ 57,216    $ 62,139    $ 74,013    $ 239,841
                                -------     -------     -------     -------     --------
 COST OF SALES
   Cost of license             $     75    $    441    $    256    $    245    $   1,017
   Cost of support and service   18,152      23,450      21,966      25,505       89,073
   Cost of hardware               8,240      15,341      12,761      15,293       51,635
                                -------     -------     -------     -------     --------
          Total                $ 26,467    $ 39,232    $ 34,983    $ 41,043    $ 141,725
                                -------     -------     -------     -------     --------

 GROSS PROFIT                  $ 20,006    $  17,984   $ 27,156    $ 32,970    $  98,116
 Income before taxes           $ 12,734    $   6,260   $ 15,390    $ 17,381    $  51,765
 Net Income                    $  8,207    $   4,201   $ 10,176    $ 11,434    $  34,018
 Diluted income per share      $   0.09    $    0.05   $   0.12    $   0.13    $    0.40



 Item 9   Changes in and Disagreements With Accountants on Accounting and
 ------   ---------------------------------------------------------------
          Financial Disclosures
          ---------------------
 None.


 Item 9A  Controls and Procedures
 -------  -----------------------
 An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.


                                   PART III

 Item 10  Directors and Executive Officers of the Registrant
 -------  --------------------------------------------------
 See the information under the captions "Election of Directors", "Corporate Governance", "Audit Committee Report", "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which is incorporated herein by reference.*


 Item 11  Executive Compensation
 -------  ----------------------
 See the information under captions "Executive Compensation", "Compensation Committee Report" and "Company Performance" in the Company's definitive Proxy Statement which is incorporated herein by reference.*


 Item 12  Security Ownership of Certain Beneficial Owners and Management and
 -------  ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------
 See  the  information  under  the  captions  "Stock  Ownership  of   Certain
 Stockholders" ,  "Election  of  Directors"  and  "Equity  Compensation  Plan
 Information"  in  the   Company's  definitive  Proxy   Statement  which   is
 incorporated herein by reference.*


 Item 13  Certain Relationships and Related Transactions
 -------  ----------------------------------------------
 See the information  under the  caption "Certain  Relationships and  Related
 Transactions"  in  the  Company's   definitive  Proxy  Statement  which   is
 incorporated herein by reference.*


 Item 14.  Principal Accountant Fees and Services
 --------  --------------------------------------
 See  the  information  under  the  captions  "Audit  Committee  Report"  and
 "Independent  Auditors  -  Audit  and  Non-Audit  Fees"  in  the   Company's
 definitive Proxy Statement which is incorporated herein by reference.*

 *Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.



                                   PART IV

 Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 -------  ---------------------------------------------------------------
 (a) The following documents are filed as part of this Report:

 (1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Auditors' thereon appear under
 Item 8 of this Report:

      - Independent Auditors' Report.

      - Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001.

      - Consolidated Balance Sheets as of June 30, 2003 and 2002.

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001.

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001.

      - Notes to the Consolidated Financial Statements.

 (2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

      There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

 (3) All exhibits not followed herewith are incorporated by reference to a prior filing as indicated, pursuant to Rule 12b-32:

    Index to Exhibits
    -----------------
    Exhibit No.         Description
    -----------         -----------
      3.1.7     Restated Certificate of Incorporation.

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

      10.8 Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

      10.9      The Company's  1996 Stock  Option Plan,  attached as  Exhibit
                10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997.

      10.11 Line of Credit Agreement dated September 7, 1999, between the Company and Commerce Bank, N.A., attached as Exhibit 10.11 to the Company's current report on Form 8-K filed September 20, 1999.

      10.16 Loan and Note Modification Agreement dated March 14, 2003, between the Company and Commerce Bank, N.A.

      10.17     IBM Business Partner Agreement dated January 1, 2003. *

      21.1      List of the Company's subsidiaries.

      23.1      Consent of Independent Auditors.

      31.1      Certification of Chief Executive Officer

      31.2      Certification of Chief Financial Officer

      32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

      32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

             *  Confidential treatment requested for portions of this exhibit.


 (b) Reports on Form 8-K

 The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

       - On April 18, 2003, the Company filed a report on Form 8-K which reported fiscal 2003 third quarter financial results under Item 12.

 SIGNATURES
 ----------
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of September, 2003.

                   JACK HENRY & ASSOCIATES, INC., Registrant

                          By  /s/ Michael E. Henry
                              ---------------------
                              Michael E. Henry
                              Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Capacity                     Date
        ---------                   --------                     ----

   /s/ Michael E. Henry    Chairman of the Board and       September 22, 2003
   ----------------------  Chief Executive Officer
   Michael E. Henry        and Director

   /s/ Kevin D. Williams   Chief Financial Officer         September 22, 2003
   ----------------------  and Treasurer (Principal
   Kevin D. Williams       Accounting Officer)

   /s/ John W. Henry       Vice Chairman, Senior Vice      September 22, 2003
   ----------------------  President and Director

   /s/ Jerry D. Hall       Executive Vice President        September 22, 2003
   ----------------------  and Director
   Jerry D. Hall

   /s/ Joseph J. Maliekel  Director                        September 22, 2003
   ----------------------
   Joseph J. Maliekel

   /s/ James J. Ellis      Director                        September 22, 2003
   ----------------------
   James J. Ellis

   /s/ Burton O. George    Director                        September 22, 2003
   ----------------------
   Burton O. George

   /s/ George R. Curry     Director                        September 22, 2003
   ----------------------
   George R. Curry

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on behalf of the undersigned thereunto duly authorized.

                                        JACK HENRY & ASSOCIATES, INC.

   Date: September 22, 2003             /s/ Michael E. Henry
                                        --------------------
                                        Michael E. Henry
                                        Chairman of the Board
                                        Chief Executive Officer


   Date: September 22, 2003             /s/ Kevin D. Williams
                                        ---------------------
                                        Kevin D. Williams
                                        Chief Financial Officer and Treasurer