Form 10-Q
period 2003-09-30
HENRY JACK & ASSOCIATES INC
filed 2003-11-12
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

                                     OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________

           Commission file number 0-14112

                        JACK HENRY & ASSOCIATES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    43-1128385
  ----------------------------                        ---------------
   State or Other Jurisdiction                        I.R.S. Employer
        of Incorporation                             Identification No.

               663 Highway 60, P.O. Box 807, Monett, MO  65708
               -----------------------------------------------
                    Address of Principal Executive Offices
                                  (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act.)
      Yes   x   No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of November 6, 2003, Registrant had 89,186,357 shares of common stock outstanding ($.01 par value)

                        JACK HENRY AND ASSOCIATES, INC.

                                   CONTENTS

                                                                    Page
  PART I                                                          Reference

  ITEM 1  Financial Statements

          Condensed Consolidated Balance Sheets
          September 30, 2003 and June 30, 2003 (Unaudited)            3

          Condensed Consolidated Statements of Income
          for the Three Months Ended September 30, 2003
          and 2002 (Unaudited)                                        4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended September 30, 2003
          and 2002 (Unaudited)                                        5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                      6


  ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

  ITEM 3  Quantitative and Qualitative Disclosure about
          Market Risk                                                12

  ITEM 4  Controls and Procedures                                    12


  PART II OTHER INFORMATION

  ITEM 4  Submission of Matters to a Vote of Security Holders        12

  ITEM 6  Exhibits and Reports on Form 8-k                           13

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS


               JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)
                                 (Unaudited)

                                                   September 30,    June 30,
                                                       2003           2003
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $    103,032  $     32,014
    Investments, at amortized cost                          998           998
    Trade receivables                                    65,594       150,951
    Prepaid cost of product                              18,476        18,483
    Prepaid expenses and other                           12,783        13,816
    Deferred income taxes                                 1,015         1,000
                                                    -----------   -----------
      Total                                        $    201,898  $    217,262

 PROPERTY AND EQUIPMENT, net                       $    207,299  $    196,046

 OTHER ASSETS:
    Goodwill                                       $     44,543  $     44,543
    Trade names                                           3,699         3,699
    Customer relationships, net of amortization          58,149        59,358
    Computer software, net of amortization               12,666        12,500
    Prepaid cost of product                               9,059        10,021
    Other non-current assets                              6,039         5,146
                                                    -----------   -----------
      Total                                        $    134,155  $    135,267
                                                    -----------   -----------
      Total assets                                 $    543,352  $    548,575
                                                    ===========   ===========

 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      7,692  $      9,617
    Accrued expenses                                     10,711        17,250
    Accrued income taxes                                  2,777           421
    Deferred revenues                                    99,110       119,492
                                                    -----------   -----------
      Total                                        $    120,290  $    146,780

 DEFERRED REVENUES                                       11,633        12,732
 DEFERRED INCOME TAXES                                   25,950        23,840
                                                    -----------   -----------
      Total liabilities                            $    157,873  $    183,352

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                $          -  $          -
   Common stock - $0.01 par value: 250,000,000
     shares authorized; Shares issued at
     09/30/03 and 06/30/03 were 90,519,856                  905           905
   Additional paid-in capital                           171,282       169,299
   Retained earnings                                    240,302       233,396
   Less treasury stock at cost 1,663,193 shares
     at 09/30/03, 2,363,121 shares at 06/30/03          (27,010)      (38,377)
                                                    -----------   -----------
      Total stockholders' equity                   $    385,479  $    365,223
                                                    -----------   -----------
      Total liabilities and stockholders' equity   $    543,352  $    548,575
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
 REVENUE
    License                                        $     12,960  $     12,069
    Support and service                                  72,524        59,884
    Hardware                                             23,456        22,025
                                                    -----------   -----------
        Total                                           108,940        93,978

 COST OF SALES
    Cost of license                                         913           791
    Cost of support and service                          49,049        41,455
    Cost of hardware                                     16,321        16,619
                                                    -----------   -----------
        Total                                            66,283        58,865
                                                    -----------   -----------
 GROSS PROFIT                                      $     42,657  $     35,113

 OPERATING EXPENSES
    Selling and marketing                                 8,772         7,199
    Research and development                              5,319         3,551
    General and administrative                            7,005         6,736
                                                    -----------   -----------
        Total                                            21,096        17,486
                                                    -----------   -----------

 OPERATING INCOME                                  $     21,561  $     17,627

 INTEREST INCOME (EXPENSE)
    Interest income                                         287           187
    Interest expense                                        (26)          (23)
                                                    -----------   -----------
        Total                                               261           164
                                                    -----------   -----------

 INCOME BEFORE INCOME TAXES                        $     21,822  $     17,791

 PROVISION FOR INCOME TAXES                               7,965         6,493
                                                    -----------   -----------
 Net Income                                        $     13,857  $     11,298
                                                    ===========   ===========

 Diluted net income per share                      $       0.15  $       0.13
                                                    ===========   ===========
 Diluted weighted average shares outstanding             91,069        89,579
                                                    ===========   ===========

 Basic net income per share                        $       0.16  $       0.13
                                                    ===========   ===========
 Basic weighted average shares outstanding               88,515        88,085
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

                JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                        $     13,857  $     11,298

 Adjustments to reconcile net income from
   operations to cash from operating activities:
    Depreciation                                          6,408         5,773
    Amortization                                          1,550         1,543
    Deferred income taxes                                 2,095         1,900
    Other, net                                                2            (6)

 Changes in:
    Trade receivables                                    85,357        59,461
    Prepaid expenses and other                            1,062           138
    Accounts payable                                     (1,925)          918
    Accrued expenses                                     (6,539)       (3,002)
    Income taxes (including tax benefit of
      $1,981 and $72 from the exercise of
      stock options, respectively)                        4,337         3,054
    Deferred revenues                                   (21,482)      (21,136)
                                                    -----------   -----------
         Net cash from operating activities        $     84,722  $     59,941

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                           $    (17,675) $    (16,466)
    Purchase of investments                                (998)         (996)
    Proceeds from maturity of investments                 1,000         1,000
    Computer software developed                            (507)       (1,271)
    Other, net                                               58            18
                                                    -----------   -----------
         Net cash from investing activities        $    (18,122) $    (17,715)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                    $      7,345  $        432
    Proceeds from sale of common stock,  net                179           215
    Dividends paid                                       (3,106)       (3,076)
    Purchase of treasury stock                                -       (15,894)
                                                    -----------   -----------
         Net cash from financing activities        $      4,418  $    (18,323)
                                                    -----------   -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS         $     71,018  $     23,903

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $     32,014  $     17,765
                                                    -----------   -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD          $    103,032  $     41,668
                                                    ===========   ===========

 See notes to condensed consolidated financial statements


 Net cash paid for income taxes was $1,033 and $1,539 for the three months ended September 30, 2003 and 2002, respectively.

 The Company paid interest of $26 and $23 for the three months ended September 30, 2003 and 2002, respectively.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

 Pro forma information regarding net income and earnings per share is required to be presented as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS No 123. The value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                                 (In thousands, except
                                                   Three Months Ended
                                                     September 30,
                                                  2003            2002
                                                --------        --------
 Net income, as reported                       $  13,857       $  11,298

 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                     6,500             602
                                                --------        --------
 Pro forma net income                          $   7,357       $  10,696
                                                ========        ========
 Diluted net income per share
                     As reported               $    0.15       $    0.13
                     Pro forma                 $    0.08       $    0.12

 Basic net income per share
                     As reported               $    0.16       $    0.13
                     Pro forma                 $    0.08       $    0.12


 COMPREHENSIVE INCOME

 Comprehensive income for each of the three month periods ended September 30, 2003 and 2002, equals the Company's net income.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Form 10-K for the year ended June 30, 2003. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 2003.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2003, the results of its operations and its cash flows for the three month periods ended September 30, 2003 and 2002.

 The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.


 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform with the current period's presentation.


 NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

 Effective November 22, 2002, the "EITF" reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are (1) a reimbursement for costs incurred to sell the product or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The adoption of this consensus on July 1, 2003 did not have a material impact on its consolidated financial position or results of operations.

 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, ("VIE") which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest The FIN 46 transition requirements for VIEs existing before January 31, 2003, were delayed, effective October 9, 2003, with the issuance of FASB Staff Position 46-6. The Company early adopted the transition provisions of FIN 46 on July 1, 2003, without any impact on its financial position or results of operations, because the Company does not have any VIEs.

 In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall otherwise be effective for the Company on July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.


 NOTE 3.  SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                     (In Thousands)
                                                   Three Months Ended
                                                     September 30,
                                                  2003            2002
                                                --------        --------
 Weighted average number of
   common shares outstanding - basic              88,515          88,085

 Common stock equivalents                          2,554           1,494
                                                --------        --------
 Weighted average number of common
   and common equivalent shares
   outstanding - dilutrd                          91,069          89,579
                                                ========        ========


 Per share information is based on the weighted average number of common shares outstanding for the periods ended September 30, 2003 and 2002. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Non-dilutive stock options to purchase approximately 1,788,380 and 6,034,848 shares for the three month periods ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted income per common share.


 NOTE 4.  BUSINESS SEGMENT INFORMATION

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

                                                  (In Thousands)
                                                Three Months Ended
                                                  September 30,
                                             -----------------------
                                               2003           2002
                                             --------       --------
     Revenues
     Bank systems and services              $  91,564      $  80,702
     Credit union systems and services         17,376         13,276
                                             --------       --------
     Total                                  $ 108,940      $  93,978
                                             ========       ========

     Gross Profit
     Bank systems and services              $  36,566      $  30,933
     Credit union systems and services          6,091          4,180
                                             --------       --------
     Total                                  $  42,657      $  35,113
                                             ========       ========


                                                 (In Thousands)
                                          September 30,     June 30,
                                               2003           2003
                                             --------       --------

      Property and equipment, net
      Bank systems and services             $ 191,486      $ 192,846
      Credit union systems and services        15,813          3,200
                                             --------       --------
      Total                                 $ 207,299      $ 196,046
                                             ========       ========

      Identified Intangible assets, net
      Bank systems and services             $  49,524      $  50,205
      Credit union systems and services        24,990         25,352
                                             --------       --------
      Total                                 $  74,514      $  75,557
                                             ========       ========

      Goodwill, net
      Bank systems and services             $  27,314      $  27,314
      Credit union systems and services        17,229         17,229
                                             --------       --------
      Total                                 $  44,543      $  44,543
                                             ========       ========


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

 Background and Overview

 We provide a suite of integrated computer solutions for in-house and outsourced data processing to commercial banks with under $30.0 billion in total assets, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide the same full range of products and services on an outsourced basis through our eight data centers and seventeen item processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations for the three month period ended September 30, 2003 compared to the same period in the previous year follows:

 REVENUE - Revenue increased 16% to $108.9 million for the three months ended September 30, 2003 from $94.0 million for the same period last year. License fee revenue increased 7% to $13.0 million or 12% of total revenue, compared to $12.1 million in the first quarter a year ago or 13% of total revenue. Support and service revenue increased 21% to $72.5 million or 67% of total revenue for the three months ended September 30, 2003 compared to $59.9 million, or 64% of total revenue, in the same period in the previous year. Hardware revenue increased 6% to $23.5 million or 22% of total revenue from $22.0 million or 23% of total revenues for the first quarter in the previous year.

 There was strong growth in all components that make up support and service revenue due to both installation of additional customers/products and overall organic growth, causing the overall increase as a percentage of total revenue. The support and service revenue growth of $12.6 million for the three months ended September 30, 2003 compared to the same period last year represents $2.9 million growth in installation services, $1.8 million growth in ATM and debit card processing services, $1.8 million growth in outsourcing services and $6.1 million increase in-house support revenue.

 Our backlog increased 21% at September 30, 2003 to $176.5 million ($60.2 in-house and $116.3 outsourcing) from $146.5 million ($53.2 in-house and $93.3 outsourcing) at September 30, 2002, but decreased 4% from $183.1 million ($69.5 in-house and $113.6 outsourcing) at June 30, 2003.

 COST OF SALES - Cost of sales increased 13% for the three months ended September 30, 2003, from $58.9 million for the three months ended September 30, 2002 to $66.3 million. Cost of licensing increased 15% for the three months ended September 30, 2003, as compared with the same period in the prior year, but remained flat at 1% of revenue for both years. The increase is due to obligations to third party vendors for software we resell. Cost of support and service increased 18% to $49.0 million in the current three month period compared to $41.5 million for the three months ended September 30, 2002. Employee related expenses increased 14%, primarily due to a 4% increase in headcount and increased benefit cost compared to the three-month period ended September 30, 2002. The cost of support and service depreciation and amortization expense increased 25%. The increase in depreciation is due to a new building being occupied in June 2003 plus other capital expenditures for infrastructure and equipment in relation to support and services. Cost of hardware decreased 2% from $16.6 million for the first quarter 2003 to $16.3 million primarily due to increased vendor incentives earned as compared to last year.

 GROSS PROFIT - Gross profit increased 21% to $42.7 million, reflecting 39% gross margin in the first quarter of 2004, compared to $35.1 million, reflecting a 37% gross margin in the first quarter of 2003. Gross margin on license revenue remained flat at 93% for the current quarter compared to last year's first quarter. The gross profit for support and services increased 27% from $18.4 million to $23.5 million for the first quarter ended September 30, 2003 compared to the same period last year. For the three months ended September 30, 2003, the gross margin for support and services was 32% compared to 31% for the same quarter last year. The increase is due to increased volumes, increased number of customers and continued leveraging of resources in our outsourcing and ATM/Debit card processing services. Hardware gross profit increased 32% from $5.4 million in the prior years' first quarter to $7.1 million in the current quarter. Hardware gross margin increased from 25% in the first quarter of 2003 to 30% for the first quarter fiscal 2004. The increase is primarily due to sales mix and an increase in incentives and rebates on specific hardware sold compared to last year.

 OPERATING EXPENSES - Total operating expenses increased 21% to $21.1 million in the three months ended September 30, 2003 compared to $17.5 million in the same period for the prior year. The increase represents a 50% increase in research and development expenses in the current quarter, or 5% of revenues as compared with 4% of revenues for the first quarter in 2003. The increase is primarily due to the increased headcount compared to the prior year for the ongoing development of new products and enhancements to existing products. Another contributing factor is last year a larger percentage of employee-related expenses were capitalized as part of major ongoing development projects, which have since been completed. Selling and marketing expenses increased 22%, mainly due to increased revenue, but remained fairly even at 8% of total revenue for the three months ended September 30, 2003, compared to the same period last year. General and administrative expenses increased 4%, from $6.7 million to $7.0 million in the first quarter of fiscal 2004 as compared with the same three-month period last year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2003 reflects an increase of $97,000 when compared to the same period last year primarily due to the higher cash and cash equivalents balance.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $8.0 million, or 36.5% of income before income taxes for the three months ended September 30, 2003 compared with $6.5 million or 36.5% of income before income taxes for the same period last year.

 NET INCOME - Net income for the first quarter was $13.9 million or $0.15 per diluted share compared to $11.3 million, or $0.13 per diluted share in the same period last year.

 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 13% to $91.6 million in the three months ended September 30, 2003 from $80.7 million in the same period a year ago. Gross profit increased 18% from $30.9 million in the first quarter of the previous year to $36.6 million in the current first quarter. Gross margin increased from 38% to 40% for the current first quarter compared to the same quarter in the previous year.

 Revenues in the credit union systems and services business segment increased 31% from $13.3 million in the quarter ended September 30, 2002 to $17.4 million for the quarter ended September 30, 2003. Gross profit increased 46% from $4.2 million in the first quarter of the previous year to $6.1 million in the current first quarter. Gross margin increased from 31% in the first quarter of fiscal 2003 to 35% in the current first quarter of fiscal 2004.

 The increase in gross margin for both segments is due to increased volumes, increased vendor incentives earned, increased number of customers and continued leveraging of resources.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents and investments increased to $104.0 million at September 30, 2003, from $33.0 million at June 30, 2003 primarily due to collection of annual in-house support fees billed at June 30, 2003. Cash provided by operations was $84.7 million for the three months ended September 30, 2003 as compared to $59.9 million for the three months ended September 30, 2002. The increase of $24.8 million is primarily due to collections related to the shift in the annual billing cycle for in-house support fees for acquired customers to our fiscal year end and the increases in prepaid annual support fees related to software installed in the prior periods.

 Cash used in investing activities for the three months ended September 30, 2003, of $18.1 million included capital expenditures of $17.7 million, primarily for the initial cash outlay for the expansion of the San Diego facility, expansion of existing facilities and additional equipment. Financing activities provided cash of $4.4 million during the three months ended September 30, 2003, mainly from the $7.3 million of proceeds from the issuance of stock for stock options exercised. In addition, dividends paid during the three-month period ended September 30, 2003, were $3.1 million.

 The Company has available credit lines totaling $58.0 million at September 30, 2003.

 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $17.7 million and $16.5 million for the three-month periods ended September 30, 2003 and 2002, respectively, were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures of JHA are not expected to exceed $61 million for fiscal year 2004.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. At June 30,
 2003, 3,012,933 shares have been purchased for $49,218,870. At June 30, 2003, there were 2,363,121 shares remaining in treasury stock. In the first quarter of fiscal 2004, the Company issued 690,199 shares upon exercise of stock options and 9,729 shares purchased for the Employee Stock Purchase Plan, leaving a balance of 1,663,193 shares.

 The Company paid a $0.035 per share cash dividend on September 19, 2003 to stockholders of record on September 5, 2003, which was funded from operations. In addition, the Company's Board of Directors, subsequent to September 30, 2003, declared a quarterly cash dividend of $0.035 per share on its common stock payable December 2, 2003 to stockholders of record on November 18, 2003. This dividend will be funded with cash generated from operations.

 Critical Accounting Policies

 The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2003.

 Forward Looking Statements

 The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-look statements.


 CONCLUSION

 JHA's results of operations and its financial position continued to be good with solid earnings, strong cash flow and no debt as of and for the three months ended September 30, 2003. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and commitment to deliver top quality products and services to the markets it serves.


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


 PART II. OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 28, 2003, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                         For         Withheld
                                     ----------     ----------

             John W. Henry           80,574,578      1,663,361
             Jerry D. Hall           81,079,081      1,158,858
             Michael E. Henry        80,307,878      1,930,061
             James J. Ellis          64,057,447     18,180,491
             Burton O George         64,446,124     17,791,815
             George R. Curry         63,991,434     18,246,485
             Joseph J. Maliekel      64,600,292     17,637,647



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits


 31.1  Certification of the Chief Executive Officer dated November 10, 2003.

 31.2  Certification of the Chief Financial Officer dated November 10, 2003.

 32.1  Written Statement of the Chief Executive Officer dated November 10,
       2003.

 32.2  Written Statement of the Chief Financial Officer dated November 10,
       2003.


 (b) Reports on Form 8-K

 The following reports on Form 8-K were filed during the period covered by this report:

      On July 23, 2003, the Company filed a report on Form 8-K which reported the fiscal 2003 fourth quarter and fiscal year end results under Item 12.

      On August 22, 2003, the Company filed a report on Form 8-K which reported under Item 5 that JKHY Partners, a family partnership owned by Chief Executive Officer Michael Henry and his sister, had entered into a Prearranged Trading Plan with respect to its shares of Company common stock.



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.


                                      JACK HENRY & ASSOCIATES, INC.

   Date: November 10, 2003            /s/ Michael E. Henry
                                      --------------------
                                      Michael E. Henry
                                      Chairman of the Board
                                      Chief Executive Officer


   Date: November 10, 2003            /s/ Kevin D. Williams
                                      --------------------
                                      Kevin D. Williams
                                      Treasurer and Chief Financial Officer