Form 10-Q
period 2003-12-31
HENRY JACK & ASSOCIATES INC
filed 2004-02-05
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2003

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

        As of January 30, 2004, Registrant had 89,632,393 shares of common stock outstanding ($.01 par value).

                        JACK HENRY & ASSOCIATES, INC.
                                   CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           December 31, 2003 and June 30, 2003  (Unaudited)           3

           Condensed Consolidated Statements of Income for
           the Three and Six Months Ended December 31, 2003
           and 2002 (Unaudited)                                       4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended December 31, 2003
           and 2002 (Unaudited)                                       5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10

  ITEM 3   Quantitative and Qualitative Disclosures
           about Market Risk                                         14

  ITEM 4   Controls and Procedures                                   14


  PART II  OTHER INFORMATION

  ITEM 6   Exhibits and Reports on Form 8-K                          15

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                 (Unaudited)

                                                    December 31,    June 30,
                                                        2003          2003
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $    108,536  $     32,014
    Investments, at amortized cost                          999           998
    Trade receivables                                    67,832       150,951
    Income taxes receivable                                 611             -
    Prepaid cost of product                              17,122        18,483
    Prepaid expenses and other                           14,642        13,816
    Deferred income taxes                                   850         1,000
                                                    -----------   -----------
      Total                                             210,592       217,262

 PROPERTY AND EQUIPMENT, net                            206,421       196,046

 OTHER ASSETS:
    Goodwill                                             44,543        44,543
    Trade names                                           3,699         3,699
    Customer relationships, net of amortization          56,939        59,358
    Computer software, net of amortization               12,891        12,500
    Prepaid cost of product                               8,907        10,021
    Other non-current assets                              4,383         5,146
                                                    -----------   -----------
      Total                                             131,362       135,267
                                                    -----------   -----------
      Total assets                                 $    548,375  $    548,575
                                                    ===========   ===========

 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      5,703  $      9,617
    Accrued expenses                                     10,378        17,250
    Accrued income taxes                                      -           421
    Deferred revenues                                    86,338       119,492
                                                    -----------   -----------
      Total                                             102,419       146,780

 DEFERRED REVENUES                                       11,544        12,732
 DEFERRED INCOME TAXES                                   27,610        23,840
                                                    -----------   -----------
      Total liabilities                                 141,573       183,352

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                           -             -
   Common stock - $0.01 par value: 250,000,000
     shares authorized; Shares issued at 12/31/03
     and 06/30/03 were 90,519,856                           905           905
   Additional paid-in capital                           173,713       169,299
   Retained earnings                                    247,793       233,396
   Less treasury stock at cost 961,163 shares
     at 12/31/03, 2,363,121 shares at 06/30/03          (15,609)      (38,377)
                                                    -----------   -----------
      Total stockholders' equity                        406,802       365,223
                                                    -----------   -----------
      Total liabilities and stockholders' equity   $    548,375  $    548,575
                                                    ===========   ===========

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                  --------------------     --------------------
                                   2003         2002        2003          2002
                                  -------      -------     -------      -------
 REVENUE
   License                       $ 12,400     $ 13,807    $ 25,360     $ 25,876
   Support and service             76,717       64,252     149,241      124,136
   Hardware                        23,613       24,504      47,069       46,529
                                  -------      -------     -------      -------
     Total                        112,730      102,563     221,670      196,541

 COST OF SALES
   Cost of license                    252          975       1,165        1,766
   Cost of support and service     51,696       46,518     100,745       87,973
   Cost of hardware                16,073       18,204      32,394       34,823
                                  -------      -------     -------      -------
     Total                         68,021       65,697     134,304      124,562
                                  -------      -------     -------      -------

 GROSS PROFIT                      44,709       36,866      87,366       71,979

 OPERATING EXPENSES
   Selling and marketing            8,531        7,661      17,303       14,860
   Research and development         5,912        3,962      11,231        7,513
   General and administrative       7,673        7,012      14,678       13,748
                                  -------      -------     -------      -------
     Total                         22,116       18,635      43,212       36,121
                                  -------      -------     -------      -------

 OPERATING INCOME                  22,593       18,231      44,154       35,858

 INTEREST INCOME (EXPENSE)
   Interest income                    281          191         568          378
   Interest expense                    (3)         (32)        (29)         (55)
                                  -------      -------     -------      -------
     Total                            278          159         539          323
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES        22,871       18,390      44,693       36,181

 PROVISION FOR INCOME TAXES         8,348        6,713      16,313       13,206
                                  -------      -------     -------      -------

 NET INCOME                      $ 14,523     $ 11,677    $ 28,380     $ 22,975
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.16     $   0.13    $   0.31     $   0.26
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              92,000       88,812      91,534       89,196
                                  =======      =======     =======      =======

 Basic net income per share      $   0.16     $   0.13    $   0.32     $   0.26
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              89,231       87,680      88,873       87,882
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements.

                JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                   -----------------------
                                                     2003           2002
                                                   --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                       $  28,380      $  22,975

 Adjustments to reconcile net income from
  operations to cash from operating activities:
    Depreciation                                     13,362         11,917
    Amortization                                      3,164          3,126
    Deferred income taxes                             3,920          3,600
    Other, net                                          163            (27)

 Changes in:
    Trade receivables                                83,118         57,486
    Prepaid expenses and other                        1,752            (18)
    Accounts payable                                 (3,914)           867
    Accrued expenses                                 (6,872)          (623)
    Income taxes (including tax benefit of
      $4,413 and $105 from the exercise of
      stock options, respectively)                    3,380            972
    Deferred revenues                               (34,343)       (30,941)
                                                   --------       --------
      Net cash from operating activities             92,110         69,334

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (24,926)       (26,303)
    Purchase of investments                          (1,995)        (1,993)
    Proceeds from sale of investments                 2,633          2,000
    Proceeds from sale of equipment                     960              -
    Purchase of customer contracts                        -           (304)
    Payment for acquisition, net                          -         (4,151)
    Computer software developed                      (1,143)        (2,726)
    Other, net                                           96             25
                                                   --------       --------
      Net cash from investing activities            (24,375)       (33,452)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                      14,665            470
    Proceeds from sale of common stock, net             352            402
    Dividends paid                                   (6,230)        (6,145)
    Purchase of treasury stock                            -        (18,165)
                                                   --------       --------
      Net cash from financing activities              8,787        (23,438)
                                                   --------       --------

 NET  INCREASE IN CASH AND CASH EQUIVALENTS       $  76,522      $  12,444

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   $  32,014      $  17,765
                                                   --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 108,536      $  30,209
                                                   ========       ========

 See notes to condensed consolidated financial statements


 Net cash paid for income taxes was $8,513 and $8,635 for the six months ended December 31, 2003 and 2002, respectively.

 The Company paid interest of $29 and $55 for the six months ended December 31, 2003 and 2002, respectively.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software installation services for a financial institution to install a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.


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

 Pro forma information regarding net income and earnings per share is required to be presented as if the Company had accounted for its stock based awards to employees under the fair value method of SFAS No. 123. The value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                      (In thousands, except per share data)
                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2003       2002      2003       2002
                                      -------    -------   -------    -------
  Net income, as reported            $ 14,523   $ 11,677  $ 28,380   $ 22,975

  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                           308        555     6,808      1,157
                                      -------    -------   -------    -------
  Pro forma net income               $ 14,215   $ 11,122  $ 21,572   $ 21,818
                                      =======    =======   =======    =======
  Diluted net income per share
                      As reported    $   0.16   $   0.13  $   0.31   $   0.26
                      Pro forma      $   0.15   $   0.13  $   0.24   $   0.24

  Basic net income per share
                      As reported    $   0.16   $   0.13  $   0.32   $   0.26
                      Pro forma      $   0.16   $   0.13  $   0.24   $   0.25


 COMPREHENSIVE INCOME

 Comprehensive income for each of the three and six-month periods ended December 31, 2003 and 2002, equals the Company's net income.


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

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2003, the results of its operations and its cash flows for the three and six-month periods ended December 31, 2003 and 2002.

 The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.


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

 In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was therefore effective for the Company on July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.


 NOTE 3.  SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                   (In Thousands)
                                        Three Months Ended  Six Months Ended
                                          December 31,        December 31,
                                         ---------------     ---------------
                                          2003     2002       2003     2002
                                         ------   ------     ------   ------
  Weighted average number of common
    shares outstanding - basic           89,231   87,680     88,873   87,882

  Common stock equivalents                2,769    1,132      2,661    1,314
                                         ------   ------     ------   ------
  Weighted average number of common
    and common equivalent shares
    outstanding - diluted                92,000   88,812     91,534   89,196
                                         ======   ======     ======   ======


 Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2003 and 2002. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Non-dilutive stock options to purchase approximately 1,720,000 and 1,759,000 shares and 6,173,000 and 6,028,000 shares for the three and six-month periods ended December 31, 2003, and 2002, respectively, were not included in the computation of diluted income per common share.


 NOTE 4.  BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or outsourced) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services and credit union systems and services. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment and return on revenue.

                                                          (In Thousands)
                                        Three Months Ended              Three Months Ended
                                        December 31, 2003               December 31, 2002
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $  8,657  $  3,743   $ 12,400   $  9,442  $  4,365   $ 13,807
   Support and service              65,901    10,816     76,717     57,643     6,609     64,252
   Hardware                         19,668     3,945     23,613     20,684     3,820     24,504
                                   -------   -------    -------    -------   -------    -------
           Total                    94,226    18,504    112,730     87,769    14,794    102,563

 COST OF SALES
   Cost of license                     165        87        252        363       612        975
   Cost of support and service      42,661     9,035     51,696     38,630     7,888     46,518
   Cost of hardware                 13,377     2,696     16,073     15,447     2,757     18,204
                                   -------   -------    -------    -------   -------    -------
           Total                    56,203    11,818     68,021     54,440    11,257     65,697
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 38,023  $  6,686   $ 44,709   $ 33,329  $  3,537   $ 36,866
                                   =======   =======    =======    =======   =======    =======

                                                         (In Thousands)
                                        Six Months Ended                Six Months Ended
                                        December 31, 2003               December 31, 2002
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 17,488  $  7,872   $ 25,360   $ 16,416  $  9,460   $ 25,876
   Support and service             129,048    20,193    149,241    112,362    11,774    124,136
   Hardware                         39,254     7,815     47,069     39,693     6,836     46,529
                                   -------   -------    -------    -------   -------    -------
           Total                   185,790    35,880    221,670    168,471    28,070    196,541

 COST OF SALES
   Cost of license                     640       525      1,165        949       817      1,766
   Cost of support and service      83,477    17,268    100,745     73,443    14,530     87,973
   Cost of hardware                 27,084     5,310     32,394     29,817     5,006     34,823
                                   -------   -------    -------    -------   -------    -------
           Total                   111,201    23,103    134,304    104,209    20,353    124,562
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 74,589  $ 12,777   $ 87,366   $ 64,262  $  7,717   $ 71,979
                                   =======   =======    =======    =======   =======    =======


                                                          (In Thousands)
                                                    December 31,    June 30,
                                                    -----------   -----------
                                                        2003          2003
                                                    -----------   -----------
 Property and equipment, net
 Bank systems and services                         $    189,879  $    192,846
 Credit union systems and services                       16,542         3,200
                                                    -----------   -----------
 Total                                             $    206,421  $    196,046
                                                    ===========   ===========

 Identified intangible assets, net
 Bank systems and services                         $     48,901  $     50,205
 Credit union systems and services                       24,628        25,352
                                                    -----------   -----------
 Total                                             $     73,529  $     75,557
                                                    ===========   ===========

 Goodwill, net
 Bank systems and services                         $     27,314  $     27,314
 Credit union systems and services                       17,229        17,229
                                                    -----------   -----------
 Total                                             $     44,543  $     44,543
                                                    ===========   ===========


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide a suite of integrated computer solutions for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired suites of banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing support and services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and the related hardware, we provide the same full range of products and services on an outsourced basis through our seven data centers and fifteen item processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2003 compared to the same periods in the previous year follows:

 REVENUE - Revenue increased 10% to $112.7 million for the three months ended December 31, 2003 from $102.6 million for the same period last year. License revenue decreased 10% to $12.4 million, which represented 11% of total revenue, compared to $13.8 million in the first quarter a year ago or 13% of total revenue. Support and service revenue increased 19% to $76.7 million, which represented 68% of total revenue for the three months ended December 31, 2003 compared to $64.3 million, or 63% of total revenue, in the same period in the previous year. Hardware revenue decreased 4% to $23.6 million, which represented 21% of total revenue from $24.5 million or 24% of total revenue for the second quarter in the previous year.

 For the first half of fiscal 2004, revenue grew 13% from $196.5 million last year to $221.7 million. License revenue decreased 2% from $25.9 million for the first six months in fiscal 2003 to $25.4 million in the first six months in fiscal 2004. Support and service revenue grew 20% to $149.2 million in the first half of fiscal 2004 from $124.1 million for the first half of fiscal 2003. Hardware sales increased 1% to $47.1 million for the current six months from $46.5 million for the six months ended December 31, 2002.

 There was strong growth in all components that make up support and service revenue for the three and six-months ended December 31, 2003. The support and service revenue growth of $12.5 million for the three months ended December 31, 2003 compared to the same period last year represents $0.7 million growth in installation services, $2.6 million growth in ATM and debit card processing services, $3.5 million growth in outsourcing services and $5.7 million increase for in-house support revenue.

 For the first half of fiscal 2004, support and service revenue increased by $25.1 million, consisting of a $3.6 million increase in installation services, a $4.4 million increase in ATM and debit card processing services, $5.3 million increase in outsourcing services and $11.8 million increase for in-house support revenue.

 The support and service revenue growth is primarily due to in-house support relating to the software installations performed during the previous 12 months. Outsourcing services for banks and credit unions, along with ATM and debit card transaction processing services, continue to drive revenue growth at a strong pace. License revenue and hardware revenue continue to come in with slight fluctuations compared to prior periods as expected, due to the slow recovery of larger capital outlays for new core software sales.

 Our backlog increased 16% at December 31, 2003 to $182.5 million ($60.0 in-house and $122.5 outsourcing) from $158.0 million ($57.6 in-house and $100.4 outsourcing) at December 31, 2002. Backlog increased 3% from September 30, 2003, from $176.5 million ($60.2 in-house and $116.3 outsourcing).

 COST OF SALES - Cost of sales increased 4% for the three months ended December 31, 2003, from $65.7 million for the three months ended December 31, 2002 to $68.0 million for the three months ended December 31, 2003. Cost of license decreased to $0.3 million for the three months ended December 31, 2003, from $1.0 million at December 31, 2002. Cost of support and service increased 11% to $51.7 million in the current three-month period compared to $46.5 million for the three months ended December 31, 2002. Cost of hardware decreased 12% from $18.2 million for the second quarter of fiscal 2003 to $16.1 million for the second quarter of fiscal 2004.

 For the first half of fiscal 2004, cost of sales increased 8%, from $124.6 million for fiscal 2003 to $134.3 million for fiscal 2004. Cost of license decreased 34% from $1.8 million to $1.2 million for the six months ended December 31, 2003. Cost of support and service increased 15% to $100.7 million in the current six-month period compared to $88.0 million for the six months ended December 31, 2002. Cost of hardware decreased 7% from $34.8 million for the first half of fiscal 2003 to $32.4 million for the first half of fiscal 2004.

 The decrease in the cost of license is due to a lower percentage of third party software delivered in the three and six months ended December 31, 2003, compared to the same periods in the prior year. Support and service depreciation expense increased 24% for the three and six-month periods ended December 31, 2003. The increase in depreciation is due to new buildings, plus other capital expenditures for infrastructure and equipment related to support and services. In the cost of support and service, employee related expenses increased 4% and 9% for the current three and six-month periods, compared to the fiscal 2003 periods, due to annual raises and a small increase in headcount. Hardware cost decreased primarily due to increased vendor incentives compared with the same periods last year.

 GROSS PROFIT - Gross profit increased 21% to $44.7 million, reflecting a 40% gross margin in the second quarter of fiscal 2004, compared to $36.9 million, reflecting a 36% gross margin in the second quarter of fiscal 2003. Gross margin on license revenue increased to 98% for the current quarter compared to last year's second quarter with a 93% margin. The gross profit for support and service increased 41% from $17.7 million to $25.0 million for the second quarter ended December 31, 2003 compared to the same period last year. For the three months ended December 31, 2003, the gross margin for support and service was 33% compared to 28% for the same quarter in fiscal 2003. Hardware gross margin increased 20% from $6.3 million in the quarter ended December 31, 2002, to $7.5 million in the quarter ended December 31, 2003. Hardware gross margin increased from 26% in the second quarter of fiscal 2003 to 32% for the second quarter fiscal 2004.

 Gross profit increased 21% to $87.4 million, reflecting a 39% gross margin for the first half of fiscal 2004, compared to $72.0 million, reflecting a 37% gross margin for the first half of fiscal 2003. Gross margin on license revenue increased to 95% for the current six months compared to 93% for the same period last year. The gross profit for support and service increased 34% from $36.2 million to $48.5 million for the six months ended December 31, 2003 compared to the same period last year. For the six months ended December 31, 2003, the gross margin for support and service was 32% compared to 29% for the same six months in fiscal 2003. Hardware gross profit increased 25% from $11.7 million in the first half of fiscal 2003 to $14.7 million in the first half of fiscal 2004. Hardware gross margin increased from 25% for the six months of fiscal 2003 to 31% for the six months of fiscal 2004.

 Gross margins in all three revenue categories grew in the quarter and year-to-date. License revenue gross profit grew primarily because of reduced third party vendor costs. The gross profit and gross margin increase in support and service are due to revenue growth, with approximately 86% of support and service revenue in fiscal 2004 being recurring revenue, and the continuation of companywide cost control measures by management implemented throughout the year. The increase in hardware margin is primarily due to sales mix and an increase in incentives and rebates on specific hardware sold compared to last year, which is reflected in the cost of hardware.

 OPERATING EXPENSES - Total operating expenses increased 19% to $22.1 million in the three months ended December 31, 2003 compared to $18.6 million for the three months ended December 31, 2002. The change represents a 49% increase in research and development expenses from $4.0 million in the quarter ended December 31, 2002, to $5.9 million for the second quarter in fiscal 2004. Selling and marketing expenses increased 11%, from $7.7 million, or 7% of total revenue, to $8.5 million, or 8% of total revenue, for the three-month period ended December 31, 2003. General and administrative expenses increased 9%, from $7.0 million to $7.7 million in the second quarter of fiscal 2004 as compared with the same three-month period last year.

 For the first half of fiscal 2004, operating expenses increased 20% to $43.2 million from $36.1 million in the same period for the prior year. Selling and marketing expenses increased 16%, from $14.9 million to $17.3 million. Research and development expenses increased 49% from $7.5 million for the six months ended December 31, 2002 to $11.2 million for the six months ended December 31, 2003. General and administrative expenses increased 7%, from $13.7 million to $14.7 million in the first half of fiscal 2004 as compared with the same six-month period in fiscal 2003.

 For the three and six-months ended December 31, 2003, selling and marketing expenses increased primarily due to increased revenue and the associated selling costs. Research and development expenses increased in the three and six-month periods of fiscal 2004 due to ongoing development of new products and enhancements to existing products. Also in fiscal 2003, a larger percentage of employee-related expenses were capitalized due to major development projects, the majority of which were completed during fiscal 2003. General and administrative expenses increased primarily due to employee-related expenses.

 INTEREST INCOME (EXPENSE) - Net interest income for the three and six-months ended December 31, 2003 reflects an increase of $120,000 and $217,000 when compared to the same period last year due to the higher cash and cash equivalents balance.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $8.3 million, or 36.5% of income before income taxes for the three months ended December 31, 2003 compared with $6.7 million or 36.5% of income before income taxes for the same period last year. For the first half of fiscal 2004, the provision for income taxes was $16.3 million, or 36.5% of income before income taxes, compared with $13.2 million or 36.5% of income before income taxes for the same six-month period last year.

 NET INCOME - Net income for the second quarter was $14.5 million or $0.16 per diluted share compared to $11.7 million, or $0.13 per diluted share in the same period last year. For the six-months ended December 31, 2003, net income was $28.4 million or $0.31 per diluted share compared to $23.0 million, or $0.26 per diluted share for the six months ended December 31, 2002.


 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 7% to $94.2 million in the three months ended December 31, 2003 from $87.8 million in the same period a year ago. Gross profit increased 14% from $33.3 million in the second quarter of the previous year to $38.0 million in the current second quarter. Gross margin increased from 38% to 40% for the current second quarter compared to the same quarter in the previous year.

 License revenue for the bank systems and services business segment decreased 8% from $9.4 million in the three months ended December 31, 2002 to $8.7 million for the three months ended December 31, 2003, primarily due to the slow recovery of larger capital outlays for new core software sales and timing of shipments. Bank support and service revenue increased 14% to $65.9 million for the quarter ended December 31, 2003 from $57.6 million for the same period in the previous year. The support and service revenue increase of $8.3 million represents a decrease of $0.3 million for install revenue, $1.7 million growth in ATM and debit card processing, $3.3 million growth in outsourcing services and $3.6 million growth for in-house support revenue. Hardware revenue in the bank segment decreased 5% from $20.7 million to $19.7 million, which is in line with the decrease in license revenue.

 For the first half  of fiscal 2004, the  bank systems and services  business segment increased revenue by 10%, from $168.5 million to $185.8 million. Gross profit increased 16% from $64.3 million to $74.6 million for the six months ended December 31, 2003. Gross margin increased from 38% in the prior year to 40% for the current six months ended December 31, 2003.

 In the six months ended December 31, 2003, bank license revenue increased 7% to $17.5 million from $16.4 million for the six months ended December 31, 2002. Bank support and service increased 15% to $129.0 million in the six months ended December 31, 2003, compared to $112.4 million in the six months ended December 31, 2002. The increase of $16.6 million represents $0.9 million growth for installation services, $3.0 million growth in ATM and debit card processing, $5.0 million growth in outsourcing services and $7.7 million growth for in-house support revenue. Bank hardware revenue for the six months ended December 31, 2003 decreased slightly by 1%, from $39.7 million for the prior six-month period, to $39.3 million for the current six-month period.

 Bank systems and services business segment increased gross profit and gross margin for the second quarter and year to date of fiscal 2004, due to our revenue growth and continued leveraging of resources and infrastructure. In addition, lower-margin hardware sales continue to become a smaller percentage of total revenues.

 Revenues in the credit union systems and services business segment increased 25% from $14.8 million in the second quarter in fiscal 2003 to $18.5 million for the second quarter in fiscal 2004. Gross profit increased 89% from $3.5 million in the second quarter of the previous year to $6.7 million in the current year second quarter. Gross margin increased from 24% in the second quarter of fiscal 2003 to 36% for the second quarter of fiscal 2004 primarily due to increased leveraging of resources and infrastructure. Also, gross margin has improved due to sales mix of higher margin services.

 License revenue for the credit union systems and services business segment decreased 14% from $4.4 million in the three months ended December 31, 2002 to $3.7 million for the three months ended December 31, 2003. Credit union support and service revenue increased 64% to $10.8 million for the quarter ended December 31, 2003, from $6.6 million for the same period in the previous year. The support and service revenue increase of $4.2 million represents an increase of $0.9 million for installation services, $0.9 million growth in ATM and debit card processing, $0.2 million growth in outsourcing services and $2.2 million growth for in-house support revenue. Hardware revenue in the credit union segment increased 3% from $3.8 million to $3.9 million.

 In the six months ended December 31, 2003, credit union license revenue decreased 17% to $7.9 million from $9.5 million for the six months ended December 31, 2002. Credit union support and service increased 72% to $20.2 million in the current year, compared to $11.8 million in the six months ended December 31, 2002. The increase of $8.4 million represents $2.6 million growth for installation services, $1.4 million growth in ATM and debit card processing, $0.3 million growth in outsourcing services and $4.1 million growth for in-house support revenue. Hardware revenue for the six months ended December 31, 2003 increased 14%, from $6.8 million for the prior six-month period to $7.8 million for the current six-month period.

 For the first half of fiscal 2004, the credit union systems and services business segment increased revenue by 28%, from $28.1 million to $35.9 million. Gross profit increased 66% from $7.7 million to $12.8 million for the six months ended December 31, 2003. Gross margin increased from 27% for the first six months in the prior year to 36% for the first six months ended December 31, 2003.

 Credit union systems and services business segment increased gross profit 89% for the second quarter of 2004 and 66% for the six months ended December 31, 2003, due to revenue growth outpacing the cost of sales, by leveraging resources and infrastructure, and by controlling overall costs. Significant increases in credit union support and service revenue is also attributable to additional credit union installations over the year, which have created the significant increases in recurring support revenue. Also, increased revenue is being generated by additional services to the credit union customer base such as ATM and debit card processing, outsourcing services and Centurion disaster recovery, all of which carry higher profit margins.


 FINANCIAL CONDITION


 Liquidity

 The Company's cash and cash equivalents and investments increased to $109.5 million at December 31, 2003, from $33.0 million at June 30, 2003 primarily due to collection of annual in-house support fees billed at June 30, 2003. Cash provided by operations was $92.1 million for the six months ended December 31, 2003 as compared to $69.3 million for the six months ended December 31, 2002. The increase of $22.8 million is primarily due to collections related to the shift in the annual billing cycle for in-house support fees for acquired customers to our fiscal year end and increases in prepaid annual support fees related to software installed in prior periods.

 Cash of $24.4 million was used in investing activities for the six months ended December 31, 2003. Capital expenditures of $24.9 million includes $12.3 million for the initial cash outlay for expansion of our new San Diego facility, expansion of existing facilities and additional equipment. Financing activities provided cash of $8.8 million during the six months ended December 31, 2003, mainly from the $14.7 million of proceeds from the issuance of stock for stock options exercised, less dividends paid during the six-month period ended December 31, 2003 which were $6.2 million.

 The Company has available credit lines totaling $58.0 million at December 31, 2003.


 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $24.9 million and $26.3 million for the six-month periods ended December 31, 2003 and 2002, respectively, were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures of JHA are not expected to exceed $61 million for fiscal year 2004.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. At June 30,
 2003, 3,012,933 shares have been purchased for $49,218,870. At June 30, 2003, there were 2,363,121 shares remaining in treasury stock. In the three and six-months ended December 31, 2003, the Company issued 693,542 and 1,383,741 shares upon the exercise of stock options and 8,488 and 18,217 shares were purchased for the Employee Stock Purchase Plan, leaving a balance of 961,163 shares.

 The Company paid a $0.035 per share cash dividend on December 2, 2003 to stockholders of record on November 18, 2003, which was funded from operations. In addition, the Company's Board of Directors, subsequent to December 31, 2003, declared a quarterly cash dividend of $0.04 per share on its common stock payable February 26, 2004 to stockholders of record on February 11, 2004. This dividend will be funded with cash generated from operations.


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


 CONCLUSION

 JHA's results of operations and its financial position continued to be good with solid earnings, strong cash flow and no debt as of and for the six months ended December 31, 2003. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 PART II.    OTHER INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits

 31.1  Certification of the Chief Executive Officer dated February 5, 2004.

 31.2  Certification of the Chief Financial Officer dated February 5, 2004.

 32.1  Written Statement of the Chief Executive Officer dated February 5,
       2004.

 32.2  Written Statement of the Chief Financial Officer dated February 5,
       2004.


 (b) Reports on Form 8-K

 The following reports on Form 8-K were filed during the period covered by this report:

      On October 15, 2003, the Company filed a report on Form 8-K which reported the fiscal 2004 first quarter results under Item 12.



                                  SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.


                                      JACK HENRY & ASSOCIATES, INC.

   Date: February 5, 2004             /s/ Michael E. Henry
                                      --------------------
                                      Michael E. Henry
                                      Chairman of the Board
                                      Chief Executive Officer


   Date: February 5, 2004             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Treasurer and Chief Financial Officer