Form 10-Q
period 2004-03-31
HENRY JACK & ASSOCIATES INC
filed 2004-05-07
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004

                                      OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transistion period from ______________ to ________________

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

                663 Highway 60, P.O. Box 807, Monett, MO 65708
                ----------------------------------------------
                    Address of Principle Executive Offices
                                  (Zip Code)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of April 26, 2004, Registrant has 89,802,036 shares of common stock outstanding ($.01 par value)

                        JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 2004 and June 30, 2003  (Unaudited)              3

           Condensed Consolidated Statements of Income for
           the Three and Nine Months Ended March 31, 2004
           and 2003 (Unaudited)                                       4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31, 2004
           and 2003 (Unaudited)                                       5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10

  ITEM 3   Quantitative and Qualitative Disclosures
           about Market Risk                                         15

  ITEM 4   Controls and Procedures                                   15


  PART II  OTHER INFORMATION

  ITEM 6   Exhibits and Reports on Form 8-K                          16

 PART I.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS


                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                     March 31,      June 30,
                                                       2004           2003
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $     88,905  $     32,014
    Investments, at amortized cost                          999           998
    Trade receivables                                    66,980       150,951
    Prepaid cost of product                              15,444        18,483
    Prepaid expenses and other                           15,201        13,816
    Deferred income taxes                                   950         1,000
                                                    -----------   -----------
           Total                                        188,479       217,262

 PROPERTY AND EQUIPMENT, net                            208,007       196,046

 OTHER ASSETS:
    Goodwill                                             63,530        44,543
    Trade names                                           4,021         3,699
    Customer relationships, net of amortization          56,829        59,358
    Computer software, net of amortization               14,763        12,500
    Prepaid cost of product                               7,648        10,021
    Other non-current assets                              4,377         5,146
                                                    -----------   -----------
           Total                                        151,168       135,267
                                                    -----------   -----------
           Total assets                            $    547,654  $    548,575
                                                    ===========   ===========
 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      6,309  $      9,617
    Accrued expenses                                     12,080        17,250
    Accrued income taxes                                  2,555           421
    Deferred revenues                                    64,545       119,492
                                                    -----------   -----------
           Total                                         85,489       146,780

 DEFERRED REVENUES                                        9,834        12,732
 DEFERRED INCOME TAXES                                   29,640        23,840
                                                    -----------   -----------
           Total liabilities                            124,963       183,352

 STOCKHOLDERS' EQUITY
    Preferred stock  -  $1 par value; 500,000
      shares authorized, none issued                          -             -
    Common stock  -  $0.01 par value: 250,000,000
      shares authorized; Shares issued at 03/31/04
      and 06/30/03 were 90,519,856                          905           905
    Additional paid-in capital                          174,217       169,299
    Retained earnings                                   259,735       233,396
    Less treasury stock at cost - 749,145 shares
      at 03/31/04, 2,363,121 shares at 06/30/03         (12,166)      (38,377)
                                                    -----------   -----------
       Total stockholders' equity                       422,691       365,223
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    547,654  $    548,575
                                                    ===========   ===========

 See notes to condensed consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                        March 31,               March 31,
                                  --------------------     --------------------
                                   2004         2003        2004          2003
                                  -------      -------     -------      -------
 REVENUE
   License                       $ 15,343     $ 10,446    $ 40,703     $ 36,322
   Support and service             78,353       66,552     227,594      190,688
   Hardware                        26,012       21,900      73,081       68,429
                                  -------      -------     -------      -------
     Total                        119,708       98,898     341,378      295,439

 COST OF SALES
   Cost of license                  1,131          829       2,296        2,595
   Cost of support and service     52,073       43,870     152,818      131,843
   Cost of hardware                19,185       15,796      51,579       50,619
                                  -------      -------     -------      -------
     Total                         72,389       60,495     206,693      185,057
                                  -------      -------     -------      -------

 GROSS PROFIT                      47,319       38,403     134,685      110,382

 OPERATING EXPENSES
   Selling and marketing            8,634        7,603      25,937       22,463
   Research and development         6,344        4,052      17,575       11,565
   General and administrative       6,842        7,457      21,520       21,205
                                  -------      -------     -------      -------
     Total                         21,820       19,112      65,032       55,233
                                  -------      -------     -------      -------

 OPERATING INCOME                  25,499       19,291      69,653       55,149

 INTEREST INCOME (EXPENSE)
   Interest income                    248          134         816          512
   Interest expense                   (52)         (29)        (81)         (84)
                                  -------      -------     -------      -------
     Total                            196          105         735          428
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES        25,695       19,396      70,388       55,577

 PROVISION FOR INCOME TAXES         9,379        7,080      25,692       20,286
                                  -------      -------     -------      -------
 NET INCOME                      $ 16,316     $ 12,316    $ 44,696     $ 35,291
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.18     $   0.14    $   0.49     $   0.40
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              92,077       88,940      91,715       89,110
                                  =======      =======     =======      =======

 Basic net income per share      $   0.18     $   0.14    $   0.50     $   0.40
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              89,654       87,742      89,133       87,836
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements.

                JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                      Nine Months Ended
                                                          March 31,
                                                   -----------------------
                                                     2004           2003
                                                   --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                       $  44,696      $  35,291

 Adjustments to reconcile net income from
  operations to cash from operating activities:
    Depreciation                                     19,908         17,751
    Amortization                                      4,904          4,648
    Deferred income taxes                             5,850          5,050
    Other, net                                          190            (51)

 Changes in operating assets and liabilities,
  net of acquisitions:
    Trade receivables                                84,473         68,815
    Prepaid expenses and other                        4,089            778
    Accounts payable                                 (3,308)        (1,116)
    Accrued expenses                                 (5,975)        (2,032)
    Income taxes (including tax benefit of
      $4,917 and $385 from the exercise of
      stock options, respectively)                    7,051            544
    Deferred revenues                               (58,209)       (42,917)
                                                   --------       --------
      Net cash from operating activities            103,669         86,761

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (33,069)       (34,461)
    Purchase of investments                          (2,994)        (2,990)
    Proceeds from sale of investments                 3,000          3,000
    Proceeds from sale of equipment                   1,604              -
    Purchase of customer contracts                        -           (304)
    Payment for acquisitions, net of cash acquired  (20,583)        (6,537)
    Computer software developed                      (2,734)        (4,121)
    Other, net                                          143           (576)
                                                   --------       --------
      Net cash from investing activities            (54,633)       (45,989)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                      17,130          1,546
    Proceeds from sale of common stock, net             540            598
    Dividends paid                                   (9,815)        (9,214)
    Purchase of treasury stock                            -        (18,165)
                                                   --------       --------
      Net cash from financing activities              7,855        (25,235)
                                                   --------       --------
 NET  INCREASE IN CASH AND CASH EQUIVALENTS       $  56,891      $  15,537

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   $  32,014      $  17,765
                                                   --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD         $  88,905      $  33,302
                                                   ========       ========

 Net cash paid for income taxes was $11,970 and $14,692 for the nine months ended March 31, 2004 and 2003, respectively.

 The Company paid interest of $81 and $84 for the nine months ended March 31, 2004 and 2003, respectively.


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

 Pro forma information regarding net income and earnings per share is required to be presented as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                      (In thousands, except per share data)
                                      Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
  Net income, as reported            $ 16,316   $ 12,316  $ 44,696   $ 35,291

  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                           249        458     7,058     1,616
                                      -------    -------   -------    -------
  Pro forma net income               $ 16,067   $ 11,858  $ 37,638   $ 33,675
                                      =======    =======   =======    =======
  Diluted net income per share
                      As reported    $   0.18   $   0.14  $   0.49   $   0.40
                      Pro forma      $   0.17   $   0.13  $   0.41   $   0.38

  Basic net income per share
                      As reported    $   0.18   $   0.14  $   0.50   $   0.40
                      Pro forma      $   0.18   $   0.14  $   0.42   $   0.38


 Comprehensive income for each of the three and nine-month periods ended March 31, 2004 and 2003 equals the Company's net income.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2003. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2003.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 2004 and 2003.

 The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.


 ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the nine months ended March 31, 2004.

 Acquisitions:

 On February 2, 2004, the Company acquired all of the common stock of Yellow Hammer Software, Inc. ("YHS"). YHS is a company that offers a suite of software products developed to protect financial institutions from fraudulent activities. Fraud solutions are in demand in the bank and credit union markets. YHS provides tools to assist in reducing fraud in all areas of checking, deposits, kiting, and all methods of electronic payments. The purchase price for YHS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in a preliminary allocation of $0.7 million to capitalized software, $1.2 million to customer relationships, and $17.7 million to goodwill and $0.3 million to trade names. The acquired goodwill has been allocated to the banking segment and is non-deductible for federal income tax.

 Also, during the quarter, the Company made an additional acquisition which was immaterial and increased goodwill by $1.3 million. This acquired goodwill was allocated to the banking segment and is non-deductible for federal income tax. Pro forma results of these acquisitions were not material and are, therefore, not presented.


 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform with the current period's presentation.


 NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

 Effective November 22, 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are (1) a reimbursement for costs incurred to sell the product or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002 (July 1, 2003 for JHA). The adoption of this consensus on July 1, 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

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


 NOTE 3.  SHARES USED IN COMPUTING NET INCOME PER SHARE


                                                   (In Thousands)
                                        Three Months Ended Nine Months Ended
                                            March 31,           March 31,
                                         ---------------     ---------------
                                          2004     2003       2004     2003
                                         ------   ------     ------   ------
  Weighted average number of common
    share outstanding - basic            89,654   87,742     89,133   87,836

  Common stock equivalents                2,423    1,198      2,582    1,274
                                         ------   ------     ------   ------
  Weighted average number of common
    and common equivalent shares
    outstanding - diluted                92,077   88,940     91,715   89,110
                                         ======   ======     ======   ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2004 and 2003. Stock options have been included in the calculation of income per share to the extent they are dilutive.

 Non-dilutive stock options to purchase approximately 1,751,000 and 5,997,000 shares for the three-month period ended March 31, 2004 and 2003, respectively and 1,758,000 and 6,027,000 shares for the nine-month period ended March 31, 2004, and 2003, respectively, were not included in the computation of diluted income per common share.


 NOTE 4.  BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (both in-house or outsourced) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services and credit union systems and services. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

                                                          (In Thousands)
                                        Three Months Ended              Three Months Ended
                                          March 31, 2004                  March 31, 2003
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 10,620  $  4,723   $ 15,343   $  7,068  $  3,378   $ 10,446
   Support and service              66,848    11,505     78,353     59,133     7,419     66,552
   Hardware                         19,203     6,809     26,012     18,182     3,718     21,900
                                   -------   -------    -------    -------   -------    -------
           Total                    96,671    23,037    119,708     84,383    14,515     98,898

 COST OF SALES
   Cost of license                     831       300      1,131        351       478        829
   Cost of support and service      42,855     9,218     52,073     36,371     7,499     43,870
   Cost of hardware                 13,800     5,385     19,185     13,062     2,734     15,796
                                   -------   -------    -------    -------   -------    -------
           Total                    57,486    14,903     72,389     49,784    10,711     60,495
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 39,185  $  8,134   $ 47,319   $ 34,599  $  3,804   $ 38,403
                                   =======   =======    =======    =======   =======    =======


                                                         (In Thousands)
                                        Nine Months Ended               Nine Months Ended
                                          March 31, 2004                  March 31, 2003
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 28,108  $ 12,595   $ 40,703   $ 23,484  $ 12,838   $ 36,322
   Support and service             195,896    31,698    227,594    171,495    19,193    190,688
   Hardware                         58,457    14,624     73,081     57,875    10,554     68,429
                                   -------   -------    -------    -------   -------    -------
           Total                   282,461    58,917    341,378    252,854    42,585    295,439

 COST OF SALES
   Cost of license                   1,471       825      2,296      1,300     1,295      2,595
   Cost of support and service     126,332    26,486    152,818    109,814    22,029    131,843
   Cost of hardware                 40,884    10,695     51,579     42,879     7,740     50,619
                                   -------   -------    -------    -------   -------    -------
           Total                   168,687    38,006    206,693    153,993    31,064    185,057
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $113,774  $ 20,911   $134,685   $ 98,861  $ 11,521   $110,382
                                   =======   =======    =======    =======   =======    =======


                                                          (In Thousands)
                                                     March 31,      June 30,
                                                    -----------   -----------
                                                        2004          2003
                                                    -----------   -----------
 Property and equipment, net
 Bank systems and services                         $    189,798  $    192,846
 Credit union systems and services                       18,209         3,200
                                                    -----------   -----------
 Total                                             $    208,007  $    196,046
                                                    ===========   ===========

 Identified intangible assets, net
 Bank systems and services                         $     51,347  $     50,205
 Credit union systems and services                       24,266        25,352
                                                    -----------   -----------
 Total                                             $     75,613  $     75,557
                                                    ===========   ===========

 Goodwill, net
 Bank systems and services                         $     46,301  $     27,314
 Credit union systems and services                       17,229        17,229
                                                    -----------   -----------
 Total                                             $     63,530  $     44,543
                                                    ===========   ===========


 NOTE 5.   SUBSEQUENT EVENTS

 On April 9, 2004, the Company announced the signing of agreements to acquire all of the outstanding stock of e-ClassicSystems, Inc. ("e-Classic"), for an estimated purchase price of $15.0 million. e-Classic is a premier provider of a first-of-its-kind suite of software products developed to enable institutions to manage the operations and accounting of their ATM networks. The acquisition was finalized with an effective date of May 1, 2004.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide a suite of integrated computer solutions for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired suites of banking and credit union application software systems that we market, together with compatible computer hardware, to financial institutions throughout the United States. We also perform data conversion and software installation for the implementation of our systems and provide continuing support and services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and the related hardware, we provide the same full range of products and services on an outsourced basis through our seven data centers and sixteen item processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2004 compared to the same periods in the previous year follows:

 REVENUE - Revenue increased 21% to $119.7 million for the three months ended March 31, 2004 from $98.9 million for the same period last year. License revenue increased 47% to $15.3 million, which represented 13% of total revenue, compared to $10.4 million in the third quarter a year ago or 11% of total revenue. Support and service revenue increased 18% to $78.4 million, which represented 65% of total revenue for the three months ended March 31, 2004 compared to $66.6 million, or 67% of total revenue, in the same period in the previous year. Hardware revenue increased 19% to $26.0 million, which represented 22% of total revenue from $21.9 million or 22% of total revenue for the third quarter in the previous year.

 For the nine months of fiscal 2004, revenue grew 16% from $295.4 million last year to $341.4 million. License revenue increased 12% from $36.3 million for the nine months in fiscal 2003 to $40.7 million for the nine months ended March 31, 2004. License revenue for both periods represented 12% of total revenue. Support and service revenue grew 19% to $227.6 million, or 67% of revenue, for the nine months of fiscal 2004 from $190.7 million, or 65% of revenue, for the nine months of fiscal 2003. Hardware sales increased 7% to $73.1 million, or 21% of revenue for the current nine months from $68.4 million, or 23% of revenue, for the nine months ended March 31, 2003.

 There was strong growth in all components that make up support and service revenue for the three and nine-months ended March 31, 2004. The support and service revenue growth of $11.8 million for the three months ended March 31, 2004 compared to the same period last year represents $0.2 million growth in installation services, $2.4 million growth in ATM and debit card processing services, $2.7 million growth in outsourcing services and a $6.5 million increase of in-house support revenue.

 For the nine months of fiscal 2004, support and service revenue increased by $37.0 million, consisting of a $3.8 million increase in installation services, a $6.9 million increase in ATM and debit card processing services, an $8.0 million increase in outsourcing services and an $18.3 million increase for in-house support revenue.

 The support and service revenue growth is primarily due to in-house support relating to the software installations performed during the previous 12 months. Outsourcing services for banks and credit unions, along with ATM and debit card transaction processing services, continue to drive revenue growth at a strong pace. License revenue and hardware revenue were strong for the quarter and year to date as we saw overall growth in both contracting and delivery of almost all software products for in-house banks and credit union sales. The Check 21 legislation, which will allow financial institutions to clear image documents electronically, has stimulated solid interest and sales in our complementary image products, especially our 4|sight solution.

 Our backlog increased 9% at March 31, 2004 to $187.9 million ($66.4 in-house and $121.5 outsourcing) from $172.7 million ($64.2 in-house and $108.5 outsourcing) at March 31, 2003. Backlog increased 3% from $182.5 million ($60.0 in-house and $122.5 outsourcing) at December 31, 2003.

 COST OF SALES - Cost of sales increased 20% for the three months ended March 31, 2004, from $60.5 million for the three months ended March 31, 2003 to $72.4 million for the three months ended March 31, 2004. Cost of license increased to $1.1 million for the three months ended March 31, 2004, from $0.8 million at March 31, 2003. Cost of support and service increased 19% to $52.1 million in the current three-month period compared to $43.9 million for the three months ended March 31, 2003. Cost of hardware increased 21% from $15.8 million for the third quarter of fiscal 2003 to $19.2 million for the third quarter of fiscal 2004.

 For the nine months of fiscal 2004, cost of sales increased 12%, from $185.1 million for fiscal 2003 to $206.7 million for fiscal 2004. Cost of license decreased 12% from $2.6 million to $2.3 million for the nine months ended March 31, 2004. Cost of support and service increased 16% to $152.8 million in the current nine-month period compared to $131.8 million for the nine months ended March 31, 2003. Cost of hardware increased 2% from $50.6 million for the nine months of fiscal 2003 to $51.6 million for the nine months of fiscal 2004.

 The cost of license for the three-and nine-months ended March 31, 2004 and 2003 remained steady at 1% of total revenue. Cost of support and service depreciation expense increased 24% for the three and nine-month periods ended March 31, 2004. The increase in depreciation is due to new buildings, plus other capital expenditures for infrastructure and equipment related to support and services. In the cost of support and service, employee related expenses increased 13% and 10% for the current three and nine-month periods, compared to the fiscal 2003 periods, due to annual raises and an increase in headcount. The increase in cost of services is consistent with the increase in revenue. Hardware costs increased primarily due to the increase in revenue along with the sales mix and change in incentives in the current period. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

 GROSS PROFIT - Gross profit increased 23% to $47.3 million, reflecting a 40% gross margin in the third quarter of fiscal 2004, compared to $38.4 million, reflecting a 39% gross margin in the third quarter of fiscal 2003. Gross margin on license revenue increased to 93% for the current quarter compared to same quarter last year with a 92% gross margin. The gross profit for support and service increased 16% from $22.7 million to $26.3 million for the third quarter ended March 31, 2004 compared to the same period last year. For the three months ended March 31, 2004 and 2003, the gross margin for support and service remained at 34%. Hardware gross profit increased 12% from $6.1 million in the quarter ended March 31, 2003, to $6.8 million in the quarter ended March 31, 2004. Hardware gross margin decreased slightly from 28% in the third quarter of fiscal 2003 to 26% for the third quarter fiscal 2004.

 Gross profit increased 22% to $134.7 million, reflecting a 39% gross margin for nine months of fiscal 2004, compared to $110.4 million, reflecting a 37% gross margin for the nine months of fiscal 2003. Gross profit increased 14% on license revenue with a gross margin of 94% for the current nine months compared to 93% for the same period last year. The gross profit for support and service increased 27% from $58.8 million to $74.8 million for the nine months ended March 31, 2004 compared to the same period last year. For the nine months ended March 31, 2004, the gross margin for support and service was 33% compared to 31% for the same nine months in fiscal 2003. Hardware gross profit increased 21% from $17.8 million for the nine months of fiscal 2003 to $21.5 million for the nine months of fiscal 2004. Hardware gross margin increased from 26% for the nine months of fiscal 2003 to 29% for the nine months of fiscal 2004.

 Gross profit in license revenue grew in the quarter and year-to-date primarily due to lower third party software vendor costs. The gross profit increase in support and service is due to continued strong revenue growth, with approximately 87% support and service revenue for the quarter and 86% for the year being recurring. The gross margin remained steady at 34% for the quarter and grew from 31% to 33% year to date due to the continuation of company-wide cost control measures by management implemented throughout the year. Hardware gross margin was slightly lower for the third quarter at 26% from 28% compared to the third quarter last year, primarily due to decreases in incentives and rebates earned from vendors, which fluctuate quarterly and annually due to changing thresholds established by the vendors.

 OPERATING EXPENSES - Total operating expenses increased 14% to $21.8 million in the three months ended March 31, 2004 compared to $19.1 million for the three months ended March 31, 2003. Selling and marketing expenses increased 14%, from $7.6 million, or 8% of total revenue, to $8.6 million, or 7% of total revenue, for the three-month period ended March 31, 2004. Research and development expenses increased 57% from $4.1 million in the quarter ended March 31, 2003, to $6.3 million for the third quarter in fiscal 2004. General and administrative expenses decreased 8%, from $7.5 million, or 8%
 of revenue, to $6.8 million, or 6% of revenue, in the third quarter of fiscal 2004 as compared with the same three-month period last year.

 For the nine months of fiscal 2004, operating expenses increased 18% to $65.0 million from $55.2 million in the same period for the prior year. Selling and marketing expenses increased 15%, from $22.5 million to $25.9 million. Selling expenses represented 8% of total revenue for the current nine-month period. Research and development expenses increased 52% from $11.6 million, or 4% of revenue for the nine months ended March 31, 2003 to $17.6 million, or 5% of total revenue for the nine months ended March 31, 2004. General and administrative expenses increased 1%, from $21.2 million, or 7% of revenue to $21.5 million, or 6% of total revenue in the nine months of fiscal 2004 as compared with the same nine-month period in fiscal 2003.

 For the three and nine-months ended March 31, 2004, selling and marketing expenses increased primarily due to increased revenue and the associated selling costs. Research and development expenses increased in the three and nine-month periods of fiscal 2004 due to ongoing development of new products and enhancements to existing products. In fiscal 2003, a larger percentage of employee-related expenses were capitalized due to major development projects, the majority of which were completed during fiscal 2003. General and administrative expenses decreased for the quarter and had a small increase of 1% year to date, due to ongoing cost control measures by management implemented throughout the year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three and nine-months ended March 31, 2004 reflects increases of $91,000 and $307,000 when compared to the same period last year due to the higher cash and cash equivalents balances.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $9.4 million for the three months ended March 31, 2004 compared with $7.1 million for the same period last year. For the nine months of fiscal 2004, the provision for income taxes was $25.7 million compared with $20.3 million for the same nine-month period last year. For current and prior periods, the rate of income taxes is 36.5% of income before income taxes.

 NET INCOME - Net income increased 32% and 27% for the three and nine months ended March 31, 2004. Net income for the third quarter was $16.3 million or $0.18 per diluted share compared to $12.3 million, or $0.14 per diluted share in the same period last year. For the nine months, ended March 31, 2004, net income was $44.7 million or $0.49 per diluted share compared to $35.3 million, or $0.40 per diluted share for the nine months ended March 31, 2003.


 Business Segment Discussion

 Revenues in the bank systems and services business segment increased 15% to $96.7 million in the three months ended March 31, 2004 from $84.4 million in the same period a year ago. Gross profit increased 13% from $34.6 million in the third quarter of the previous year to $39.2 million in the current third quarter. Gross margin remained steady at 41% for both periods.

 License revenue for the bank systems and services business segment increased 50% from $7.1 million in the three months ended March 31, 2003 to $10.6 million for the three months ended March 31, 2004. Bank support and service revenue increased 13% to $66.8 million for the quarter ended March 31, 2004 from $59.1 million for the same period in the previous year. The support and service revenue increase of $7.7 million represents a decrease of $0.7 million for install revenue, $1.3 million growth in ATM and debit card processing, $2.3 million growth in outsourcing services and $4.8 million growth for in-house support revenue. Hardware revenue in the bank segment increased 6% from $18.2 million to $19.2 million for the three months ended March 31, 2004.

 For the nine months of fiscal 2004, the bank systems and services business segment increased revenue by 12%, from $252.9 million to $282.5 million. Gross profit increased 15% from $98.9 million to $113.8 million for the nine months ended March 31, 2004. Gross margin increased from 39% in the prior year to 40% for the current nine months ended March 31, 2004.

 For the nine months of March 31, 2004, bank license revenue increased 20% to $28.1 million from $23.5 million for the nine months ended March 31, 2003. Bank support and service revenue increased 14% to $195.9 million in the nine months ended March 31, 2004, compared to $171.5 million in the nine months ended March 31, 2003. The increase of $24.4 million represents $0.2 million growth for installation services, $4.4 million growth in ATM and debit card processing, $7.3 million growth in outsourcing services, and $12.5 million growth for in-house support revenue. Bank hardware revenue for the nine months ended March 31, 2004 increased 1%, from $57.9 million for the prior nine-month period, to $58.5 million for the current nine-month period.

 Revenue growth is attributable to the surge in license revenues along with the continuous steady increase in support and services relating to maintenance for in-house customers and data centers, along with ATM and debit card activity. License revenue and hardware revenue were strong for the quarter and year to date as we saw growth in larger in-house banks. The Check 21 legislation has stimulated solid interest and sales in our complementary image products, especially our 4|sight solution.

 Bank systems and services business segment increased gross profit for the third quarter and the nine months of fiscal 2004. Gross margin remained fairly even for the third quarter, but increased for the nine months, due to our revenue growth and continued leveraging of resources and infrastructure.

 Revenues in the credit union systems and services business segment increased 59% from $14.5 million in the third quarter in fiscal 2003 to $23.0 million for the third quarter in fiscal 2004. Gross profit increased 114% from $3.8 million in the third quarter of the previous year to $8.1 million in the current year third quarter. Gross margin increased from 26% in the third quarter of fiscal 2003 to 35% for the third quarter of fiscal 2004.

 License revenue for the credit union systems and services business segment increased 40% from $3.4 million in the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004. Credit union support and service revenue increased 55% to $11.5 million for the quarter ended March 31, 2004, from $7.4 million for the same period in the previous year. The support and service revenue increase of $4.1 million represents an increase of $1.0 million for installation services, $1.1 million growth in ATM and debit card processing, $0.3 million growth in outsourcing services and $1.7 million growth for in-house support revenue. Hardware revenue in the credit union segment increased 83% from $3.7 million to $6.8 million for the quarter.

 In the nine months ended March 31, 2004, credit union license revenue decreased slightly by 2% to $12.6 million from $12.8 million for the nine months ended March 31, 2003. Credit union support and service revenue increased 65% to $31.7 million in the current year, compared to $19.2 million in the nine months ended March 31, 2003. The increase of $12.5 million for support and service revenue represents $3.6 million growth for installation services, $2.5 million growth in ATM and debit card processing, $0.6 million growth in outsourcing services, and $5.8 million growth for in-house support revenue. Hardware revenue for the nine months ended March 31, 2004 increased 39%, from $10.6 million for the prior nine-month period to $14.6 million for the current nine-month period.

 For the nine months of fiscal 2004, the credit union systems and services business segment increased revenue by 38%, from $42.6 million to $58.9 million. Gross profit increased 82% from $11.5 million to $20.9 million for the nine months ended March 31, 2004. Gross margin increased from 27% for the nine months in the prior year to 35% for the nine months ended March 31, 2004.

 Credit union systems and services business segment increased gross profit 114% for the third quarter of 2004 and 82% for the nine months ended March 31, 2004, due to revenue growth outpacing the cost of sales, by leveraging resources and infrastructure, and by controlling overall costs. Significant increases in credit union support and service revenue is attributable to additional credit union installations over the year, which has created the significant increases in recurring support revenue. Also, increased revenue is being generated by additional services to the credit union customer base such as ATM and debit card processing, outsourcing services and Centurion disaster recovery, all of which carry higher profit margins.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents and investments increased to $89.9 million at March 31, 2004, from $33.0 million at June 30, 2003. Cash provided by operations increased $ 16.9 million to $103.7 million for the nine months ended March 31, 2004 as compared to $86.8 million for the nine months ended March 31, 2003. The increase is primarily due to the collection of annual in-house support fees filled at June 30, 2003, resulting in a reduction of trade receivables of $84.0 million offset by a reduction in deferred revenues of $57.8 million. The increase is also due to a $9.4 million increase in net income and the impact of the related increase in accrued income taxes and timing of tax payments of $6.5 million, which includes a $4.9 million tax benefit from the exercise of stock options.

 Cash used in investing activities for the nine months ended March 31, 2004, totaled $54.6 million. The largest use of cash was for capital expenditures in the amount of $33.1 million. The cash outlay for expansion of our new San Diego facility was $15.7 million. Remaining investing cash used was for expansion of existing facilities and additional equipment. Cash used for acquisitions for the nine months totaled $20.6 million.

 Financing activities provided net cash of $7.9 million during the nine months ended March 31, 2004, mainly from the $17.1 million of proceeds from the issuance of stock for stock options exercised, less dividends paid during the nine-month period ended March 31, 2004 of $9.8 million.

 The Company has available credit lines totaling $58.0 million at March 31, 2004.


 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $33.1 million and $34.5 million for the nine-month periods ended March 31, 2004 and 2003, respectively, were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures of JHA are not expected to exceed $50 million for fiscal year 2004.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. At June 30, 2003, 3,012,933 shares have been purchased for $49,218,870. At June 30, 2003, there were 2,363,121 shares remaining in treasury stock. In the three and nine-months ended March 31, 2004, the Company issued 201,827 and 1,585,568 shares upon the exercise of stock options and 10,191 and 28,408 shares were issued for the Employee Stock Purchase Plan, leaving a balance of 749,145 shares.

 The Company paid a $0.04 per share cash dividend on February 26, 2004 to stockholders of record on February 11, 2004, which was funded from operations. In addition, on April 29, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per share on its common stock payable May 21, 2004 to stockholders of record on May 6, 2004. This dividend will be funded with cash generated from operations.


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


 CONCLUSION

 JHA's results of operations and its financial position continued to be good with increased earnings, gross margin growth, strong cash flow and no debt as of and for the nine months ended March 31, 2004. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 PART II.    OTHER INFORMATION


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits

 31.1  Certification of the Chief Executive Officer dated May 6, 2004.

 31.2  Certification of the Chief Financial Officer dated May 6, 2004.

 32.1  Written Statement of the Chief Executive Officer dated May 6, 2004.

 32.2  Written Statement of the Chief Financial Officer dated May 6, 2004.


 (b) Reports on Form 8-K

 The following reports on Form 8-K were filed during the period covered by this report:

      On January 19, 2004, the Company filed a report on Form 8-K which reported the fiscal 2004 second quarter results under Item 12.

      On January 26, 2004, the Company filed a report on Form 8-K which announced an increase in the quarterly dividend to $0.04 per common share.

      On February 9, 2004, the Company filed a report on Form 8-K which announced the acquisition of Yellow Hammer Software, Inc.

      On March 1, 2004, the Company filed a report on Form 8-K which announced the appointment of Craig R. Curry to the Board of Directors.



                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on behalf of the undersigned thereunto duly authorized.


                                      JACK HENRY & ASSOCIATES, INC.

   Date: May 6, 2004                  /s/ Michael E. Henry
                                      --------------------
                                      Michael E. Henry
                                      Chairman of the Board
                                      Chief Executive Officer


   Date: May 6, 2004                  /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Treasurer and Chief Financial Officer