Form 10-K
period 2004-06-30
HENRY JACK & ASSOCIATES INC
filed 2004-08-30
CIK 779152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2004

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

   As of August 17, 2004, the Registrant had 90,268,193 shares of Common Stock outstanding ($.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,338,115,095 (based on the average of the reported high and low sales prices on NASDAQ on such date).

                     DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part III of this Report.

                              TABLE OF CONTENTS

    PART I                                                    Page Reference

    ITEM 1.    BUSINESS                                               3

    ITEM 2.    PROPERTIES                                            14

    ITEM 3.    LEGAL PRECEEDINGS                                     14

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                      14


    PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS (1)                   15

    ITEM 6.    SELECTED FINANCIAL DATA                               16

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         16

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                     23

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           24

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                43

    ITEM 9A.   CONTROLS AND PROCEDURES                               43


    PART III

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT  (2)                                   44

    ITEM 11.   EXECUTIVE COMPENSATION  (3)                           44

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (4)    44

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (5)    44

    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES (6)            44


    PART IV

    ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K                                   44


 (1)  Proxy Statement section entitled "Equity Compensation Plan Information"
 (2) Proxy Statement sections entitled "Election of Directors", "Corporate Governance," "Audit Committee Report," "Executive Officers and Significant Employees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
 (3) Proxy Statement sections entitled "Executive Compensation", "Compensation Committee Report", and "Company Performance."
 (4) Proxy Statement sections entitled "Stock Ownership of Certain Stockholders," "Election of Directors," and "Equity Compensation
      Plan Information."
 (5) Proxy Statement section entitled "Certain Relationships and Related Transactions."
 (6) Proxy Statement sections entitled "Audit Committee Report" and "Independent Registered Public Accounting Firm - Audit and Non-Audit Fees."

                                     PART I

 Item 1.  Business

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems providing data processing and management information to banks, credit unions and other financial institutions in the United States. The Company was formed in 1976 and made its initial public offering in 1985. Since formation, JHA has grown by developing highly specialized products and services for its financial institution customers, acquiring organizations that complemented and added to the infrastructure of the Company and adding new customers.

 We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer/member interaction processes. We believe our solutions enable our financial institution customers to provide better service to their customers and compete more effectively against other banks, credit unions, and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion and hardware and software installation for the implementation of our systems and applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide outsourcing services through seven data centers and seventeen item-processing centers located across the United States.

 Our gross revenue has grown from $239.8 million in fiscal 2000 to $467.4 million in fiscal 2004, representing a compound annual growth rate over this five-year period of 18%. Net income from continuing operations has grown from $34.4 million in fiscal 2000 to $62.3 million in fiscal 2004, a compound annual growth rate of 14%.

 Industry Background

 According to the Automation in Banking 2004 report, United States financial institutions, including commercial banks, thrifts and credit unions, increased spending on hardware, software, services and telecommunications to $42.4 billion in calendar 2003 from $36.6 billion in calendar 1999, representing a compound annual growth rate of 4%. The increase of industry spending was 2% from December 31, 2002 to December 31, 2003.

 In an article in June 2004, the Silicon Valley Biz Ink, Financial Services News, IDC of Silicon Valley, a premier advisory firm in the information technology and telecommunications industries, conducted a survey of banks regarding the role of information technology and future strategic priorities within the industry. The top bank survey responses were meeting regulatory requirements, managing customer relationships, managing risks, reducing costs and attracting new customers.

 The Federal Deposit Insurance Corporation ("FDIC") reported there were approximately 9,200 commercial and savings banks in the United States as of December 31, 2003. Our primary market segment, bank systems and services, which represented approximately 82% of our total revenues in fiscal 2004, is commercial banks with less than $30.0 billion in assets, of which there were approximately 9,140 at December 31, 2003. Consolidation within the banking and savings services industry has resulted in a 3% compound annual decline in the population of commercial banks from calendar years 1999 and 2003. Even with the decline in the population, there was a 7% compound annual increase in their aggregate assets between calendar year 1999 and 2003. Comparing years 2003 and 2002, new bank charters increased 27%, while mergers decreased 22%.

 Our other market segment is credit union systems and services within the United States. The National Credit Union Association reported there were 9,400 credit unions in the United States as of December 31, 2003. This segment represented approximately 18% of our total revenues in fiscal 2004. These are primarily cooperative, not-for-profit financial institutions organized to promote savings and provide credit to their members. Although the number of these credit unions has declined at a 3% compound annual rate between calendar year 1999 and 2003, their aggregate assets have increased at a compound annual growth rate of 9% to $610.2 billion at December 31, 2003.

 According to Callahan and Associates, 2004 Credit Union Technology Survey, Credit Unions participating in the survey are looking for technology enhancements in customer relationship management to expand member services and generate product usage, enhance credit union websites and home banking platforms and upgrade ATMs for imaging and Check 21 capability. According to the respondents, 72% indicated their technology-spending budget for the upcoming year included security upgrades dealing with the internet.

 We believe that commercial and regional banks and credit unions play an important role with the geographic and demographic communities and the customers they serve. Typically, customers and members of these financial institutions rely on them because of their ability to provide personalized, relationship-based service and their focus on retail, commercial and business needs. We believe these core strengths will allow our financial institution customers to effectively compete with other banks, credit unions and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe these banks and credit unions must continue to:

      * focus on excellence in delivery to customers and members of their primary products and service offerings;

      * sell more products and services to existing customers through utilization of customer relationship management ("CRM") products;

      * implement advanced technologies and services, such as Internet banking services, imaging, and platform automation;

      * use advanced technologies in back-office processes to improve operating efficiency and control costs, while increasing service and lowering costs to their customers; and

      * integrate products and services into their core, complementary service offerings and data processing infrastructure, to provide competitive products and services to their customers and members.

      * manage risks by implementing technology that monitors and tracks transactions for fraud and criminal behavior.

 According to Automation in Banking 2004, in calendar 2003 approximately 55% of all commercial banks and 65% of all credit unions utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided system services on an outsourced basis for 45% of all banks and 31% of all credit unions. We have expanded our outsourcing services and capacity to include all of our core solution products.

 Internet banking, bill payment, and other services for individuals, plus cash management, Automated Clearing House ("ACH") management and other services for the commercial customers of financial institutions continue to grow rapidly within the industry.

 Passage of the Check Truncation Act (Check 21) will impact industry practices with respect to clearing checks. Under the new legislation, a new electronic image instrument will now be recognized and known as "the substitute check" or "image replacement document" ("IRD"). This will pave the way for widespread adoption of clearing electronic images of checks as opposed to the current practice of physically sending a check to the draw on bank for payment.

 Our Solution

 We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information technology and data processing needs of financial institutions on various hardware platforms and operating systems. Our business derives revenues from three primary sources of revenue:

      *    sales of software licenses;

      *    support and service fees which include installation services; and

      *    hardware sales.

 We develop software applications designed primarily for use on hardware supporting IBM and UNIX/NT operating systems. Our marketed product and service offerings are centered on five proprietary software applications, each comprising the core data processing and information management functions of a commercial bank or credit union. Any of these core systems can be utilized either through an in-house or outsourced delivery method depending on the financial institution's management style and philosophy. Key functions of each of our core software applications include deposits, loans, general ledger, and customer information file. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs without needing to customize or program the software. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. To complement our core software applications, we provide a variety of complementary products and services for use on an in-house or an outsourced basis by financial institutions.

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

      * Continue to Expand Our Product and Service Offerings. We continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advances and the changing requirements of our clients. For example, we offer several turn-key solutions that enable financial institutions to rapidly deploy sophisticated new products and services. Our integrated solutions enable our customers to offer competitive services relative to larger banks and alternative financial institutions. We intend to continue to expand our range of Internet solutions and other products and services.

      * Expand Our Existing Customer Relationships. We seek to increase the information technology products and services we provide to those customers that do not utilize our full range of products and services. In this way, we are able to increase revenues from current customers with minimal additional sales and marketing expenses.

      * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2004, we had over 5,900 customers, up from 2,850 in 2000.

      * Build Recurring Revenue. We enter into contracts with customers to provide services that meet their information technology needs. We provide ongoing software support for our in-house customers. Additionally, we provide data processing for our outsourcing customers and ATM and debit card transaction switching services, both on contracts that typically extend for periods of five to ten years.

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

      *    additional outsourcing capabilities; and/or

      *    entry into new markets related to financial institutions.

 When evaluating acquisition opportunities, we focus on companies with a strong employee base and management team and excellent customer relationships. Since the start of our fiscal year 2000, we have completed the following acquisitions:


  Fiscal
   Year   Company or Product Name         Products and Services
   ----   -----------------------         ---------------------
   2004   Call Report Analyzer, Y9        Regulatory Reporting
   2004   e-ClassicSystems, Inc.          Software products to manage ATM
                                          networks
   2004   PowerPay.ach, .rck, and .arc    Suite of Automated Clearing House
                                          products
   2004   Yellow Hammer Software, Inc.    Fraud Protection for financial
                                          institutions
   2003   National Bancorp Data           Item Processing services
          Services, LLC
   2003   Credit Union Solutions, Inc.    Data processing systems and
                                          services for smaller credit unions
   2002   Transcend Systems Group         Customer Relationship Management
                                          software and related services
   2002   System Legacy Solutions         Image data conversion systems
   2000   Symitar Systems, Inc.           Data processing systems and
                                          services for credit unions
   2000   Sys-Tech, Inc.                  Uninterruptible power supply
                                          systems and computer facilities
                                          design
   2000   BancData Systems                Data processing services
   2000   Open Systems Group              UNIX/NT-based data processing
                                          systems for banks


 Our Products and Services

 Changing technologies, business practices and financial products have resulted in issues of compatibility, scalability and increased complexity for the hardware and software used in many financial institutions. We have responded to these issues by developing a fully integrated suite of products and services consisting of core software systems, hardware, complementary products, and services.

 We provide our full range of products and services to financial institutions on either an in-house or outsourced basis. For those customers who prefer to purchase systems for their in-house facilities, we contract to sell computer hardware, licenses for core and complementary software and contract to provide installation, data conversion, training and ongoing support, and other services.

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update, and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of 7 data centers and 17 item-processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on service contracts of up to 5 years for these services.

 Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in
 Note 13 to the Consolidated Financial Statements (see item 8 below).

 Hardware Systems

 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM Corporation, Avnet, Inc. and other hardware providers which allow us to purchase hardware at a discount and sell (remarket) it to our customers together with our software applications. We currently sell the IBM eServer systems (iSeries, pSeries and xSeries); IBM workstations; Dell servers and workstations; NCR, BancTec and Unisys check transports; and a variety of other devices that complement our software solutions.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications more than 20 years ago. In addition to our remarketing agreement with IBM, which we regularly renew, we have been named a "Premier Business Partner'' of IBM for the last twelve consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Core Software Applications

 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We can custom-tailor these modules utilizing parameters determined by our customers. The applications can be connected to a wide variety of peripheral hardware devices used in financial institutions' operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve efficiencies.

 For our customers who choose to acquire in-house capabilities, we generally license our core system under standard license agreements, which provide the customer with a fully paid, nonexclusive, nontransferable right to use the software on a single computer and at a single location. These same systems can be delivered on an outsourced basis as well.

 Our core software applications are differentiated broadly by size of customer, scalability, functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

 Bank Systems and Services Segment

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

 Credit Union Systems and Services Segment

      * Episys[R], which operates on the IBM pSeries with a UNIX/NT operating system and is used primarily by credit unions with total assets greater than $50.0 million. According to Callahan and Associates 2004 Credit Union Directory, our Episys[R] core product is the most installed data processing solution among the top 25 largest credit unions in the United States.

      * Cruise[TM], which operates on the IBM xSeries and is used primarily by credit unions with total assets under $50.0 million.

 Complementary Products and Services

 To  enhance  our  core  software  applications,  we  provide  a  number   of
 complementary products and services, including:

      * 4|sight[TM] item image solution is our new generation of imaging products, which allows our customers to create and store digital check images for inclusion in monthly statements, facilitate their customer support services and leverage their investments with system integration.

      * Automated Teller Machine ("ATM") Network Solutions provide the tools to manage and the equipment needed to run all aspects of ATM networks nationwide. The newest product ATM Manager Pro[TM] provides a suite of software products to enable financial institutions and independent companies to manage the complete operations, accounting, and measure profitability of their ATM network. (See section of ATM Network Solutions for detailed information).

      * Centurion   Disaster  Recovery[R]   provides  multi-tiered   disaster
        recovery protection, including comprehensive disaster planning and procedures.

      * Customer Relationship Management Solutions includes ARGOKeys, a suite of platform automation solutions for clients using our Silverlake core systems. ARGOKeys is a joint product delivered through our alliance with ARGO Data Resource Corporation ("ARGO"). Another offering is Synapsys[TM]; a Windows[R] based sales and marketing performance solution. (See section on Customer Relationship Management for detailed information).

      * Eyewire[TM] generates and delivers customer statements and notices electronically.

      * FormSmart[R] provides day-to-day operating forms, year-end tax forms and other printing and office supplies.

      * Fraud Detective[R] provides a suite of software products to protect financial institutions from fraudulent activity, such as money laundering, and kiting.

      * Intellix is  a consulting service  specifically for  our bank  system
        and services  segment.  Services assist   customers to fully  utilize
        their core software products.

      * Internet Banking Solutions for banks and credit unions has many modules included in the suite of products allowing financial institutions to offer online banking and e-commerce to their customers and members. (See section on Internet Banking Solutions for detailed information).

      * InTouch Voice Response[TM] provides a fully-automated interactive voice response system for 24-hour telephone-based customer account management.

      * Matrix Network Services [SM] provides network design, implementation, security and related consulting services to financial institutions.

      * OnTarget[TM] provides a fully integrated deposit platform, lending platform, and teller solution for our Core Director and Banker II customers through a partnering alliance with ARGO.

      * PinPoint  Report   Retrieval[R]  enables   system-wide  storage   and
        retrieval of computer-generated reports for simplified information access.

      * Silhouette   Document  Imaging[R]   utilizes  digital   storage   and
        retrieval technology to provide online instant access to document images, such as loan documents and signature cards.

      * Streamline Platform Automation[R] is a fully automated new account origination and documentation preparation solution that integrates new customer data, including signature cards, disclosure statements, and loan applications into the core customer data files on a real-time basis.

      * SuperIMAGE[R]  is  a  check  image  system  that  provides   enhanced
        integration, automation, and dependability in item imaging.

      * Sys-Tech [SM] provides design consultation necessary to determine the appropriate back-up power for in-house, and data center systems.

      * TimeTrack  Payroll  System   [TM]  is  a  fully  integrated   payroll
        accounting and human resources software system.

      * Vertex Teller Automation System[TM] is an online teller automation system that enables tellers to process transactions more efficiently and with greater accuracy.

 Other software  products such  as proof  of deposit,  secondary market  loan
 servicing,  account   reclassification,   and  investment   sweeps   further
 complement our core systems.

 Installation and Training

 Although not a requirement of the software contract, the majority of our customers contract with us for installation and training services in connection with their purchase of in-house systems. The complete installation process of a core system typically includes planning, design, data conversion, hardware set-up, and testing. At the culmination of this installation process, one of our installation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Separate charges for installation fees are billed to our customers on either a fixed fee or hourly charge model depending on the system, with full pass-through to our customers of travel and other expenses. Installation and training services are also required in connection with new outsourcing customers, and are billed separately at the time of installation.

 Both in connection with installation of new systems and on an ongoing basis, our customers require, and we provide, extensive training services and programs related to our products and services. Training is provided in our regional training centers, at meetings and conferences, onsite at our customers' location, or online with JHA Webex. Training can be customized to meet our customers' requirements. The large majority of our customers acquire training services from us, both to improve their employees' proficiency and productivity and to make full use of the functionality of our systems. Generally, training services are paid for on an hourly basis, however, we have recently been successful in marketing annual subscriptions for training services, representing blocks of training time that can be used by our customers in a flexible fashion and the related revenue is recognized as the services are provided.

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

 Support is provided through a 24-hour telephone service available to our customers seven days a week. Our experienced support staff can resolve most questions and problems quickly. For more complicated issues, our staff, with our customers' permission and assistance, can log on to our customers' systems remotely. We maintain our customers' software largely through releases which contain improvements and incremental additions. Updates are issued also when required by changes in applicable laws and regulations. We provide support services on our core systems as well as our complementary software products.

 Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for on an annual basis and are typically priced at approximately 18 to 20% of the particular software product's license fee. These fees will increase as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally billed at June 30 and are paid in advance for the entire fiscal year, with pro-ration for new contracts that start during the year at the time of final conversion. Hardware support fees are also paid in advance for the entire contract period that ranges from one to five years. Most contracts automatically renew annually unless our customer or we give notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers by the same support personnel, but is included as part of their overall monthly fees and therefore not billed separately.

 Internet Banking Solutions

 We provide a suite of fully integrated Internet products and services that enables financial institutions to offer Internet banking and e-commerce solutions to their customers and members. Our offerings include:

      * DirectLine[TM] allows NetTeller customers to offer a direct connect service utilizing personal financial management tools for their customers;

      * MemberConnect Web[TM], an Internet-based home banking system for credit union members;

      * NetTeller[R], an Internet-based home banking system for individual customers and commercial cash management for business customers of banks;

      * PowerPay[TM] , which allows customers to pay bills online.

 ACH Solutions

 We provide a suite of ACH payment solutions for financial insitituons and their commercial customers. Our offerings include:

      * PowerPay.ach allows processing of ACH transactions for businesses, including all electronic payments, direct deposit payroll, and the conversion of checks to electronic items;

      * PowerPay.arc is a web enabled software solution that businesses use for converting checks they receive in the mail or in a drop box into ACH items, and

      * PowerPay.rck allows the conversion of NSF paper checks into ACH items.

 ATM Solutions

 We provide a suite of ATM solutions that offers financial institutions the ability to manager all aspects of their ATM and debit card transactions. Our offerings include:

      * ATM Manager Pro, a stand-alone product, provides the reporting and operational analysis tools for ATM owners from small to very large deplorers to properly manage their ATM network;

      * PassPort.atm[TM] can drive and monitor all types of lease lines and dial-up ATM's, along with the switch processing services connecting financial institutions to regional and national networks;

      * PassPort.dc[TM] allows financial institutions to issue, support, and manage signature based Visa[R] Check or MasterMoney[TM] debit cards worldwide;

      * PassPort.pro[TM]   provides   all  the   capabilities   a   financial
        institution needs for online authorization as well as for driving and monitoring its own network of hundreds of ATMs.

 Customer Relationship Management

 We offer two different CRM solutions for our customers:

      * Synapsys[TM] is a powerful stand-alone tool integrated with our strategic core products and provides an enterprise-wide relationship management solution for both retail and commercial customers that integrates sales management, customer profiling, automated sales tracking, profitability assessment, lead generation, and referral tracking capabilities. Its client/server system allows users to download data from existing in-house and external processing systems;

      * ARGOKeys[TM]  is  the ARGO/JHA  joint  solution  for  our  Silverlake
        customers'  that  provides  an  enterprise  wide  branch  sales   and
        automation solution, including a deposit platform, a lending platform with an advanced automated decision module, and a complete CRM solution, all of which is fully integrated with our core and teller systems.

 Research and Development

 We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and complementary services once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers at user group meetings, sales contacts and our ongoing maintenance services, our customers inform us of the new products and functionalities they desire. Research and development expenses for fiscal 2004, 2003, and 2002 were $23.7 million, $15.9 million, $12.5 million, respectively.

 Sales and Marketing

 Our primary markets consist of commercial banks and credit unions.

 Dedicated sales forces, inside sales teams, and technical sales support teams conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our dedicated sales executives are responsible for pursuing lead generation activities for new core solutions. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services. Our inside sales force markets specific complementary products to our existing customers. All sales force personnel have responsibility for a specific territory. The sales support teams write business proposals and contracts and prepare responses to request-for-proposals regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.

 Our marketing efforts consist of sponsorship and attendance at trade shows, e-mail newsletters, print media advertisement placements, telemarketing, and national and regional marketing campaigns. We also conduct a number of national user group meetings each year, which enable us to keep in close contact with our customers and demonstrate new products and services to them.

 We have 18 installations in the Caribbean. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended June 30, 2004, 2003, and 2002.

 Backlog

 Our backlog consists of contracted in-house products and services (prior to delivery) and the remaining portion of outsourcing contracts, which are typically for five-year periods and represents the minimum guaranteed payments over the remainder of the contract period. Our backlog at June 30, 2004 was $67.2 million for in-house products and services and $124.1 million for outsourcing services, with a total backlog of $191.3 million. Of the $124.1 million amount of the backlog for outsourcing service at June 30, 2004, approximately $90.5 million is not expected to be realized in our current fiscal year due to the long-term nature of many of our outsourcing service contracts. Backlog at June 30, 2003 was $69.4 million for in-house products and services and $113.7 million for outsourcing services, with a total backlog of $183.1 million. Our backlog is subject to seasonal variations and can fluctuate quarterly due to various factors, including slower contract processing rates during the summer months.

 Competition

 The  market  for  companies  providing  technology  solutions  to  financial institutions is competitive and fragmented, and we expect continued competition from both existing competitors and companies entering our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Fidelity National Financial Inc., Fiserv, Inc., Intercept Inc., and Metavante. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

 Intellectual Property, Patents, and Trademarks

 Although we believe that our success depends upon our technical expertise more than on our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented. Instead, we rely on a combination of contractual rights and copyrights, trademarks and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers. We restrict access to and distribution of our source code and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We cannot be sure the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

 Government Regulation

 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as commercial banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including those under the federal truth-in-lending and truth-in-savings rules, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs. It is not possible to predict the impact any of these regulations could have on our business in the future.

 The Sarbanes-Oxley Act of 2002 implemented a variety of regulations that are intended to restore the public faith in the financial information that is publicized by corporate entities. For our fiscal year ending June 2005, we will be impacted by these rules through assessing and testing our internal control over financial reporting.

 We are not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. The services provided by our OutLink Data Centers are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act. On occasion, these services are also subject to examination by state banking authorities.

 We provide outsourced data and item processing through our geographically dispersed OutLink Data Centers, electronic transaction processing through PassPort ATM and Transaction Processing Solutions, Internet banking through NetTeller online banking, and bank business recovery services through Centurion Disaster Recovery. We are a service provider to financial institutions and our operations are governed by the same regulatory requirements as those imposed on financial institutions. As to these data processing services, we are subject to periodic review by federal depository institution regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

 Employees

 As of June 30, 2004 and 2003, we had 2,533 and 2,257 full time employees respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.

 Available Information

 Our internet website is easily accessible to the public at www.jackhenry.com. Our key corporate governance documents and our Code of Conduct addressing matters of business ethics are available in the "Investor Relations" portion of the website, together with archives of press releases and other materials. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings and amendments thereto that we make with the U.S. Securities Exchange Commission (the "SEC") are available free of charge on the website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.


                                 RISK FACTORS

 The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risk factors and uncertainties that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

 Changes within the banking and credit union industry could reduce demand for our products. In the current environment of low interest rates, the profit margins of commercial banks and credit unions have narrowed. As the economy has stumbled, loan demand has slackened and loan defaults have increased. As a result, many banks and credit unions have slowed or stopped their capital spending, including spending on computer software and hardware, affecting both sales to new customers and upgrade/complimentary product sales to existing customers.

 We may not be able to manage growth. We have grown both internally and through acquisitions. Our expansion has and will continue to place significant demands on our administrative, operational, financial and management personnel and systems. We cannot assure you that we will be able to enhance and expand our product lines, manage costs, adapt our infrastructure and modify our systems to accommodate future growth.

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

 The loss of key employees could adversely affect our business. We depend to a significant extent on the contributions and abilities of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers; however, we currently have a management succession plan in place.

 Consolidation of financial institutions could reduce the number of our customers and potential customers. Our primary market consists of approximately 9,140 commercial banks (includes savings & loans ) and 9,400 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last decade and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. Because of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

 The services we provide to our customers are subject to government regulation that could hinder our ability to develop portions of our business or impose additional constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, some of our operations are examined by the Office of the Comptroller of the
 Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion. Our customers are also regulated entities, and the form and content of actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. The development of financial services over the Internet has raised concerns with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance by the industry with standards and policies that have not been defined.

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

 If others claim that we have infringed their intellectual property rights, we could be liable for significant damages. We do not believe that any of our products or services infringe the proprietary rights of third parties. We cannot be sure, however, that others will not make infringement claims, and we have agreed to indemnify many of our customers against those claims. We anticipate that the number of infringement claims will increase as the number of software solutions and services increases and the functionality of our products and services expands. Any of those claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us.

 Expansion of services to non-traditional customers could expose us to new risks. Some of our recent acquisitions include business lines that are marketed outside our traditional, regulated, and litigation-averse base of financial institution customers. These non-regulated customers may entail greater operational, credit and litigation risks than we have faced before and could result in increases in bad debts and litigation costs

 Competitive pressures in our industry or general economic conditions may require that we reduce our prices or offer other favorable terms to customers on our products and services which could result in lower margins and reduce net income. We compete with a variety of software vendors in all of our major product lines. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products, we may need to lower prices or offer other favorable terms in order to successfully compete.

 If requirements relating to the accounting treatment for employee stock options are changed, we may be forced to change our business practices or our earnings may be affected. We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock issued to Employees." Certain proposals related to accounting for the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our earnings will be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay them.

 Increases in service revenue as a percentage of total revenues may decrease overall margins. We continue to experience a trend of a greater proportion of our products being sold as outsourcing services rather than in-house licenses. We realize lower margins on service revenues than on license revenues. Thus, if service revenue increases as a percentage of total revenue, our gross margins would be lower and our operating results may be impacted.


 Item 2.     Properties

 We own approximately 153 acres located in Monett, Missouri on which we maintain eight office and shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Angola, Indiana; Lenexa, Kansas; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, CA. Our owned facilities represent approximately 692,000 square feet of office space in nine states. We have 34 leased office facilities in 21 states, which total approximately 240,000 square feet. All of the space is utilized for normal business purposes.

 Of these facilities, leased office space totaling approximately 44,500 in one facility is devoted primarily to serving our credit union business segment, with the remainder of our leased and all owned facilities primarily devoted to serving our bank business segment. We have purchased a building in San Diego, CA with approximately 93,000 square feet, that when occupied in the future, will replace the leased building in San Diego, CA specifically for the credit union segment of our business.

 We own seven aircraft, which are utilized for business purposes. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with installation, sales of systems and internal requirements for day-to-day operations. Transportation costs for installation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.


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

                    Fiscal 2004           High       Low
                    -------------------------------------
                    First Quarter        $19.75    $16.25
                    Second Quarter        22.04     17.46
                    Third Quarter         21.00     17.70
                    Fourth Quarter        20.16     17.70


                    Fiscal 2003           High       Low
                    -------------------------------------
                    First Quarter        $17.22    $11.76
                    Second Quarter        13.71      7.24
                    Third Quarter         14.89      9.90
                    Fourth Quarter        18.32     10.34

 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2004 and 2003 are as follows:

                    Fiscal 2004          Dividend
                    -----------------------------
                    First Quarter         $0.035
                    Second Quarter         0.035
                    Third Quarter          0.040
                    Fourth Quarter         0.040


                    Fiscal 2003          Dividend
                    -----------------------------
                    First Quarter         $0.035
                    Second Quarter         0.035
                    Third Quarter          0.035
                    Fourth Quarter         0.035

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

 On August 17, 2004, there were approximately 49,909 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $17.96 per share.


 Item 6.   Selected Financial Data

                                                Selected Financial Information*
                                              (In Thousands, Except Per Share Data)

                                                        YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
 Income Statement Data                  2004        2003        2002       *2001       *2000
 ---------------------------------------------------------------------------------------------
 Revenue  (1)                         $467,415    $404,627    $396,657    $366,903    $239,841
 Income from continuing operations    $ 62,315    $ 49,397    $ 57,065    $ 55,631    $ 34,350
 Loss from discontinued operations    $      -    $      -    $      -    $      -    $    332
 Net income                           $ 62,315    $ 49,397    $ 57,065    $ 55,631    $ 34,018

 Diluted income per share:
   Income from continuing operations  $   0.68    $   0.55    $   0.62    $   0.61    $   0.40
   Loss from discontinued operations  $   0.00    $   0.00    $   0.00    $   0.00    $   0.00
   Net income                         $   0.68    $   0.55    $   0.62    $   0.61    $   0.40
 Dividends declared per share         $   0.15    $   0.14    $   0.13    $   0.11    $   0.09

 Balance Sheet Data
 ------------------
 Working capital                      $ 85,818    $ 70,482    $ 67,321    $ 65,032    $(47,990)
 Total assets                         $653,614    $548,575    $486,142    $433,121    $321,082
 Long-term debt                       $      -    $      -    $      -    $    228    $    320
 Stockholders' equity                 $442,918    $365,223    $340,739    $302,504    $154,545

 * Selected financial information  for 2000 has  been restated to include  an acquisition that had been accounted for as pooling-of-interests as if it had occurred at the beginning of the earliest period reported.  Revenue for  the years  ended June 30, 2001  and  2000  have been  restated for  the adoption
 of  Emerging  Issues  Task  Force  Issue   No.   01-14,  "Income   Statement
 Characterization of  Reimbursements Received  for 'Out  of Pocket'  Expenses
 Incurred".

 (1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.

 OVERVIEW

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our seven data centers and 17 item-processing centers located throughout the United States.

 We derive revenues from three primary sources of revenue:

   - sales of software licenses;

   - support and service fees, which include installation services; and

   - hardware sales.

 Over the last five fiscal years, our revenues have grown from $239.8 million in fiscal 2000 to $467.4 million in fiscal 2004. Income from continuing operations has grown from $34.4 million in fiscal 2000 to $62.3 million in fiscal 2004. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services and expand the number of customers who use our core software systems to approximately 2,340 as of June 30, 2004.

 Since the start of our fiscal year 2000, we have completed twelve accretive acquisitions. Eleven of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates. The remaining acquisition was accounted for using the pooling-of-interests method.

 License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location. In revenue arrangements with multiple elements, the components are all separately and independently priced within the related contracts. Allocation of revenue is consistent with pricing when each product or service is sold separately establishing Vendor Specific Objective Evidence ("VSOE"). Generally, a deposit is payable upon execution of the license agreement with additional payments due at specified times after contract signing. We recognize software license revenue upon delivery and acceptance of the software and documentation.

 Support and services fees are generated from installation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services and ATM and debit card processing services. We recognize installation services revenue as services are performed under hourly contracts and at the completion of the installations under fixed fee contracts. Revenues from software support are generated pursuant to annual agreements and are recognized ratably over the life of the agreements. Outsourcing services are performed through data and item centers. Revenues from outsourced item and data processing and ATM and debit card processing services are derived from monthly usage fees typically under five-year service contracts with our customers. We recognize the revenues under these contracts as services are performed.

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

 We have two business segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.


 RESULTS OF OPERATIONS

 FISCAL 2004 COMPARED TO FISCAL 2003

 Fiscal year 2004 showed strong growth in revenues and improved gross and operating margins, which allowed us to leverage a 16% increase in revenues to a 26% increase in net income.

 REVENUE - Revenues increased 16% from $404.6 million in fiscal 2003 to $467.4 million in fiscal 2004. Fiscal 2004 license revenue increased 30% to $62.6 million from $48.3 million. Support and service revenue increased 20% to $311.3 million from $260.5 million in fiscal 2003. In fiscal 2004, hardware revenue decreased by 2%, to $93.5 million from $95.9 million.

 License revenue grew by $14.3 million dollars compared to last fiscal year due to increased delivery of software relating to the timing of installations. Support and service revenue, which includes outsourcing, in-house support, ATM and debit card processing, and installation services increased by $50.8 million and contributed to 67% of fiscal revenues compared with 64% in fiscal 2003. The increase reflects an increase of $23.8 million for in-house support, a 19% increase from fiscal 2003. In-house support increased due to our continued installation of core and complementary products during the fiscal year, for which most of these customers contract for ongoing support service, beginning upon final installation. Outsourcing services grew by $11.8 million, which reflects a 17% increase in fiscal 2004 due to growth in volume with existing customers and installations of new customers which led to expansion of our data centers. ATM and debit card processing services realized growth of $9.6 million for the year with an increase of 36%. We began offering these services to the credit union segment this year, which contributed to the growth. Installation services grew by $5.6 million or 15% over the prior year correlating to the increase of license revenue. Recurring revenue (support and service revenue less installation services) increased to 57% of total revenue in fiscal 2004 from 55% of total fiscal 2003 revenue.

         Support and Services Revenue
         (in millions)                  Fiscal 2004 Compared to Fiscal 2003
                                        -----------------------------------
                                        Dollar Increase    Percent Increase
                                        ---------------    ----------------
         In-House Support                    $23.8               19%
         Outsourcing Services                $11.8               17%
         ATM and Debit Card Services          $9.6               36%
         Installation Services                $5.6               15%
                                             -----              ----
         Total Increase                      $50.8               20%
                                             =====              ====

 Hardware revenue remained relatively flat year over year, while decreasing to 20% of revenues compared with 24% of fiscal 2003 revenues primarily due to the increase in our license revenue and expansion and growth in our support and service revenue for the year.

 COST  OF  SALES - Cost of  sales increased  11% for  the year,  from  $251.3 million in fiscal 2003 to $279.4 million in fiscal 2004. Cost of support and service increased 17% to $207.7 million from $178.3 million in fiscal 2003. The increase is primarily due to a 12% increase in employee related expenses for increased headcount and a 24% increase in depreciation and amortization expense included in the cost of support and service. This is due mainly to our efforts to continue improving operating efficiencies by investing and upgrading technology equipment. Both fiscal years' cost of support and service remained constant at 44% of total revenue. Cost of license increased 22%, from $3.9 million in fiscal 2003 to $4.7 million in fiscal 2004, mainly due to obligations to third party vendors for the software we resell. Cost of hardware decreased 3% to $67.0 million or 14% of total revenue in fiscal year 2004 from $69.1 million or 17% of revenue in 2003 fiscal year. The decrease in cost of hardware correlates to the decrease in hardware revenue.

 GROSS PROFIT - Gross profit increased 23% to $188.0 million in fiscal 2004 from $153.3 million in fiscal 2003. The gross margin for fiscal 2004 was 40% compared to 38% for fiscal 2003. Gross profit on license revenue increased $13.5 million or 30% in fiscal 2004. Gross margin on license revenue remained consistent at 92% for both fiscal years. The gross profit improvement is due to a significant increase in the delivery of the Company's core and complementary software licenses. For fiscal year 2004, delivery of third party license revenue and cost remained flat when compared with fiscal 2003.

 Gross profit for support and service increased $21.4 million or 26% in fiscal year 2004 compared to fiscal 2003. Support and service gross margin improved to 33% this year from 32% in the prior year. The increase is primarily due to increased volumes, increased number of customers, and continued leveraging of resources of employees and equipment in our outsourcing and ATM/Debit card processing services.

 Hardware gross margin for fiscal year 2004 and fiscal 2003 remained even at 28%.

 OPERATING EXPENSES - Operating expenses increased 17% for the current year, with the majority of the increase generated from research and development expenses. Research and development expenses increased 49% to $23.7 million for fiscal 2004, compared to $15.9 million for fiscal 2003. The increase is primarily attributable to a 45% increase in employee related expenses. The increase includes standard salary increases along with additional employee headcount for ongoing development of new products and enhancements to existing products in both segments of our business.

 Selling and marketing expenses increased 17% to $36.0 million in 2004 compared to $30.7 million for fiscal year 2003. The increase relates to higher employee related expenses in fiscal 2004 compared with fiscal 2003, which is relatively in line with the growth in revenue. General and administrative expenses remained flat at $29.5 million for both fiscal years. This is due to overall cost control measures implemented throughout the year.

 INTEREST INCOME (EXPENSE) - Interest income (expense) increased from $0.5 million in fiscal 2003 to $0.9 million in fiscal 2004. Interest income increased 60% from $0.6 million to $1.0 million due to higher invested balances. Interest expense decreased 3% from $110,000 in fiscal year 2003 to $107,000 in fiscal 2004.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $37.4 million or 37.5% of income before income taxes in fiscal 2004 compared with $28.4 million, or 36.5% of income before income taxes in fiscal 2003. The increase in the percentage for fiscal 2004 is due to changes in various state tax laws and the allocation of income amongst states.

 NET INCOME - Net income increased 26% from $49.4 million, or $0.55 per diluted share in fiscal 2003 to $62.3 million, or $0.68 per diluted share in fiscal 2004.

 FISCAL 2003 COMPARED TO FISCAL 2002

 Fiscal year 2003 was a profitable but challenging year due to being one of the most difficult markets the technology industry has seen in more than a decade. Revenue was relatively flat compared to the prior year with decreased gross margins primarily due to a 7% increase in cost of sales, which resulted in a 13% decrease in net income

 REVENUE - Revenues increased 2% from $396.7 million in fiscal 2002 to $404.6 million in fiscal 2003. Compared to fiscal 2002, license fees decreased 27%, support and service revenues increased 14%, and hardware sales decreased 5%.

 Reflecting the strength in new outsourcing business, revenues from support and services continues to grow, increasing to 64% of revenues in 2003 compared to 58% of 2002 revenues. The increase is composed of $10.8 million or 17% increase in outsourcing services, $5.2 million or 24% growth in ATM and debit card processing services, $16.4 million or 16% growth in in-house support and, a slight decrease of $0.6 million or 2% for installation services. Recurring revenue (support and service revenue less installation services) increased to 55% of total revenue in fiscal 2003 from 47% of total fiscal 2002 revenue.

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

 GROSS PROFIT - Gross profit decreased 5% from $161.2 million in fiscal 2002 to $153.3 million in fiscal 2003. The total gross margin for fiscal 2003 was 38% compared to 41% for fiscal 2002. Gross profit on license sales decreased $19.7 million or 31% and gross margin decreased from 96% in fiscal 2002 to 92% in fiscal 2003. The decrease in gross profit was due to the overall weakness in the capital goods market and the reduction in the margin is primarily due to the decrease in license revenue, which is our highest margin revenue.

 Gross profit for support and services increased $15.0 million or 22% in fiscal year 2003 compared to fiscal 2002. Support and service margins continue to strengthen to 32% this year from 29% in the prior year. The increase is primarily due to increased volumes, increased number of customers, and continued leveraging of resources in our outsourcing and ATM/Debit card processing services.

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

 PROVISION FOR INCOME TAXES - The provision for income taxes was $28.4 million or 36.5% of income before income taxes in fiscal 2003, compared with $31.4 million, or 36% of income before income taxes in fiscal 2002. The increase in the tax rate in the current fiscal year is due to changes in effective state income tax rates.

 NET INCOME - Net income decreased 13% from $57.1 million, or $.62 per diluted share in fiscal 2002 to $49.4 million, or $.55 per diluted share in fiscal 2003.

 Business Segment Discussion

 Bank Systems and Services
 (in millions)                                            2004        2003
                                                        Increase/   Increase/
                         2004       2003       2002     Decrease    Decrease
                         ----       ----       ----     --------    --------
 Revenue                $382.1     $343.1     $339.3       11%         1%
 Gross Profit           $154.6     $135.0     $143.6       15%        -6%

 Gross Profit Margin       40%        39%        42%

 Revenues in the bank systems and services business segment increased 11% to $382.1 million in fiscal 2004 from $343.1 million in fiscal 2003. This increase was primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit in this business segment increased 15% to $154.6 million or 40% gross margin in fiscal 2004 from $135.0 million or 39% gross margin for the year ended June 30, 2003. The increase in gross profit is primarily due to increases in revenue combined with improved procedures, leverage of infrastructure and overall cost controls.

 Revenues in the bank systems and services business segment increased 1% from $339.3 million in fiscal 2002 to $343.1 million in fiscal 2003. Gross profit in this business segment decreased 6% from $143.6 million or 42% gross margin in fiscal 2002 to $135.0 million or 39% gross margin for the year ended June 30, 2003. This decline in gross profit is primarily due to the industry trend of an overall decrease in capital spending for the fiscal year and is reflected by the significant decrease in software and hardware revenues offset somewhat by the increase in services revenue. The decrease in gross margin is primarily due to the significant reduction in license revenue, which is our highest margin revenue

 Credit Union Systems and Services
 (in millions)                                            2004        2003
                         2004       2003       2002     Increase    Increase
                         ----       ----       ----     --------    --------
 Revenue                 $85.3      $61.5      $57.3       39%         7%
 Gross Profit            $33.3      $18.3      $17.7       82%         3%

 Gross Profit Margin       39%        30%        31%

 Revenues in the credit union systems and services business segment increased to $85.3 million in fiscal 2004 from $61.5 million in fiscal 2003, representing a 39% increase. This increase was primarily due to improved license sales and strong growth in support and service revenue from new services introduced this year. Gross profit in this business segment increased from $18.3 million or 30% gross profit margin in fiscal 2003 to $33.3 million or 39% gross profit margin for the year ended June 30, 2004. The credit union segment margin growth is primarily due to additional products and services sold which carry a higher gross profit margin, continued leverage of existing resources, improved processes and procedures combined with overall cost controls.

 Revenues in the credit union systems and services business segment increased from $57.3 million in fiscal 2002 to $61.5 million in fiscal 2003, representing a 7% increase. Gross profit in this business segment increased from $17.7 million or 31% gross profit margin in fiscal 2002 to $18.3 million or 30% gross profit margin for the year ended June 30, 2003. Despite the sluggish economy, the credit union segment was able to achieve growth in revenue and maintain a consistent gross margin. The increase in revenue was due to additional core customers during the year and expanded product offerings in this segment.

 Liquidity and Capital Resources

 We have historically generated positive cash flow from operations and have generally used existing resources and funds generated from operations to meet capital requirements. We expect this trend to continue in the future.

 The Company's cash and cash equivalents increased to $53.8 million at June 30, 2004, from $32.0 million at June 30, 2003. Cash provided by operations increased $13.9 million to $112.8 million for the fiscal year ended June 30, 2004 as compared to $98.9 million for the fiscal year ended June 30, 2003. The increase consists of an increase in net income of $12.9 million, an increase in depreciation and amortization expense of $3.3 million, a $2.4 million decrease in deferred income taxes, an increase in loss on disposal of property and equipment of $2.3 million, and a decrease of $0.7 million in other expenses. There was an increase of $0.6 million in the change of trade receivables, prepaid expenses, accounts payable and accrued expenses, plus an increase of $10.4 million in the change in accrued income taxes and a decrease of $12.5 in the change in deferred revenues.

 Cash used in investing activities for the fiscal year ended June 2004 was $100.0 million, which included capital expenditures of $49.1 million, primarily for an office building in San Diego, CA, a new facility in Birmingham, AL, and building infrastructure within the company. Acquisitions of four businesses which expanded our product offerings and expanded our potential market, used $48.3 million, while $4.4 million was used for software development costs. Financing activities generated cash of $9.0 million, primarily from the proceeds from issuance of stock upon exercise of stock options less dividends paid of $13.4 million.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares on October 4, 2002. The buyback has been funded with cash from operations. As of June 30, 2003, 3,012,933 shares had been purchased for $49,218,870. No shares were repurchased during fiscal 2004. During fiscal 2004 there were 2,009,694 shares and 37,776 shares reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively. At June 30, 2004, there were 315,651 shares remaining in treasury stock.

 During fiscal 2003, 501,740 shares and 60,249 shares were reissued from treasury stock for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively.

 We currently have a bank credit line that provides for funding of up to $8.0 million and bears interest at the prime rate (4 1/4 % at June 30, 2004). There were no outstanding amounts during the years ended and as of June 30, 2004 and 2003.

 Subsequent to June 30, 2004, the Company's Board of Directors declared a cash dividend of $.04 per share on its common stock payable on September 21, 2004, to stockholders of record on September 8, 2004. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 Contractual Obligations and Other Commitments

 At June 30, 2004, the Company's total off-balance sheet contractual obligations were $10.9 million. This balance consists of $4.0 million of long-term operating leases for various facilities which expire from 2005 to 2009 and the remaining $6.9 million is for purchase commitments related to property and equipment.

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

 In January and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), Consolidation of Variable Interest Entities, ("VIE"). These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interest or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special-purposes entities were applicable for the period ended March 31, 2004. The Company has considered the application of FIN 46 and FIN 46R to certain business relationships, and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the consolidated results of operations and financial position.

 In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was therefore effective for the Company on July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

 In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 supercedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB No. 101 that has been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company's financial statements.

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

 We record revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. We recognize revenue from sales of hardware, software and services and from arrangements involving multiple elements of each of the above. Revenue for multiple element arrangements is recorded based on contractual amounts, which are determined based upon the price charged when sold separately. Revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Sales of hardware and equipment are recorded when title and risk of loss transfers. Licensing revenues are recorded upon delivery and acceptance of the software. Service fees for training and installation are recognized as the services are provided. Support revenues are recorded evenly over the related contract period.

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

 The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangible assets, which have been examined for their useful life and determined that no impairment exists. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results. All long lived assets are tested for valuation and potential impairment on a scheduled periodic basis.

 Forward Looking Statements

 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in "Risk Factors" in Item 1 of the Company's 2004 Form 10-K annual report filed with the Securities and Exchange Commission. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

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


 Item 8.    Financial Statements and Supplementary Data


                          Index to Financial Statements


   Report of Independent Registered Public Accounting Firm           25

   Financial Statements

       Consolidated Statements of Income,
       Years Ended June 30, 2004, 2003, and 2002                     26

      Consolidated Balance Sheets, June 30, 2004 and 2003            27

      Consolidated Statements of Changes in Stockholders' Equity,
      Years Ended June 30, 2004, 2003, and 2002                      28

      Consolidated Statements of Cash Flows,
      Years Ended June 30, 2004, 2003, and 2002                      29

      Notes to Consolidated Financial Statements                     30


 Financial Statement Schedules

      There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 Board of Directors of

 Jack Henry & Associates, Inc.:


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


 /s/ DELOITTE & TOUCHE LLP


 St. Louis, Missouri
 August 24, 2004

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                      YEAR ENDED JUNE 30,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
 REVENUE
    License                                   $  62,593   $  48,284   $  66,576
    Support and service                         311,287     260,452     228,744
    Hardware                                     93,535      95,891     101,337
                                               --------    --------    --------
           Total                                467,415     404,627     396,657

 COST OF SALES
    Cost of license                               4,738       3,890       2,509
    Cost of support and service                 207,730     178,256     161,523
    Cost of hardware                             66,969      69,145      71,405
                                               --------    --------    --------
           Total                                279,437     251,291     235,437
                                               --------    --------    --------

 GROSS PROFIT                                   187,978     153,336     161,220

 OPERATING EXPENSES
    Selling and marketing                        35,964      30,664      29,380
    Research and development                     23,674      15,892      12,526
    General and administrative                   29,534      29,509      32,668
                                               --------    --------    --------
           Total                                 89,172      76,065      74,574
                                               --------    --------    --------

 OPERATING INCOME                                98,806      77,271      86,646

 INTEREST INCOME (EXPENSE)
    Interest income                               1,006         630       2,018
    Interest expense                               (107)       (110)       (191)
                                               --------    --------    --------
           Total                                    899         520       1,827
                                               --------    --------    --------

 INCOME BEFORE INCOME TAXES                      99,705      77,791      88,473

 PROVISION FOR INCOME TAXES                      37,390      28,394      31,408
                                               --------    --------    --------
 NET INCOME                                   $  62,315   $  49,397   $  57,065
                                               ========    ========    ========

 Diluted net income per share                 $    0.68   $    0.55   $    0.62
                                               ========    ========    ========
 Diluted weighted average shares outstanding     91,859      89,270      92,367
                                               ========    ========    ========

 Basic net income per share                   $    0.70   $    0.56   $    0.64
                                               ========    ========    ========
 Basic weighted average shares outstanding       89,325      87,866      89,316
                                               ========    ========    ========

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                            JUNE 30,
                                                   --------------------------
                                                      2004            2003
                                                   ----------      ----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                     $    53,758     $    32,014
    Investments, at amortized cost                        998             998
    Trade receivables                                 169,873         150,951
    Prepaid expenses and other                         14,023          13,816
    Prepaid cost of product                            19,086          18,483
    Deferred income taxes                               1,320           1,000
                                                   ----------      ----------
      Total                                           259,058         217,262

 PROPERTY AND EQUIPMENT, net                          215,100         196,046

 OTHER ASSETS:
    Prepaid cost of product                             6,758          10,021
    Computer software, net of amortization             18,382          12,500
    Other non-current assets                            5,791           5,146
    Customer relationships, net of amortization        61,368          59,358
    Trade names                                         4,029           3,699
    Goodwill                                           83,128          44,543
                                                   ----------      ----------
      Total                                           179,456         135,267
                                                   ----------      ----------
      Total assets                                $   653,614     $   548,575
                                                   ==========      ==========

 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                              $     9,171           9,617
    Accrued expenses                                   21,509          17,250
    Accrued income taxes                                6,258             421
    Deferred revenues                                 136,302         119,492
                                                   ----------      ----------
      Total                                           173,240         146,780

 DEFERRED REVENUES                                      8,694          12,732
 DEFERRED INCOME TAXES                                 28,762          23,840
                                                   ----------      ----------
      Total liabilities                               210,696         183,352

 STOCKHOLDERS' EQUITY
    Preferred stock - $1 par value; 500,000
      shares authorized, none issued                        -               -
    Common stock - $0.01 par value: 250,000,000
      shares authorized; Shares issued at
      6/30/04 and 6/30/03 were 90,519,856                 905             905
    Additional paid-in capital                        175,706         169,299
    Retained earnings                                 271,433         233,396
    Less treasury stock at cost 315,651 shares
      at 6/30/04, 2,363,121 shares at 6/30/03          (5,126)        (38,377)
                                                   ----------      ----------
      Total stockholders' equity                      442,918         365,223
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $   653,614     $   548,575
                                                   ==========      ==========

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------

 PREFERRED SHARES:                                  -            -            -
                                           ==========   ==========   ==========

 COMMON SHARES:
   Shares, beginning of year               90,519,856   90,519,856   88,846,710
   Shares issued upon exercise of
     stock options                                  -            -    1,523,446
   Shares issued for Employee Stock
     Purchase Plan                                  -            -       31,962
   Shares issued in acquisition                     -            -      117,738
                                           ----------   ----------   ----------
     Shares, end of year                   90,519,856   90,519,856   90,519,856
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE $.01 PER SHARE:
   Balance, beginning of year             $       905  $       905   $      888
   Shares issued upon exercise of
     stock options                                  -            -           15
   Shares issued for Employee Stock
     Purchase Plan                                  -            -            1
   Shares issued in acquisition                     -            -            1
                                           ----------   ----------   ----------
     Balance, end of year                 $       905  $       905  $       905
                                           ----------   ----------   ----------

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $   169,299  $   168,061  $   145,211
   Shares issued upon exercise of
     stock options                             21,661        3,539       13,650
   Shares issued for Employee Stock
     Purchase Plan                                719          771          792
   Shares issued in acquisition                     -            -        2,399
   Tax benefit on exercise of
     stock options                              6,408        1,227        6,992
   Cost of treasury shares reissued           (22,381)      (4,299)        (983)
                                           ----------   ----------   ----------
     Balance, end of year                 $   175,706  $   169,299  $   168,061
                                           ----------   ----------   ----------

 RETAINED EARNINGS:
   Balance, beginning of year             $   233,396  $   201,162  $   156,405
   Net income                                  62,315       49,397       57,065
   Reissuance of treasury shares              (10,870)      (4,873)        (682)
   Dividends (2004-$0.15 per share;
      2003-$0.14 per share;
      2002-$0.13 per share)                   (13,408)     (12,290)     (11,626)
                                           ----------   ----------   ----------
     Balance, end of year                 $   271,433  $   233,396  $   201,162
                                           ----------   ----------   ----------

 TREASURY STOCK:
   Balance, beginning of year             $   (38,377) $   (29,389) $         -
   Purchase of treasury shares                      -      (18,165)     (31,054)
   Reissuance of treasury shares upon
     exercise of stock options                 32,638        8,187        1,601
   Reissuance of treasury shares for
     Employee Stock Purchase Plan                 613          990           64
                                           ----------   ----------   ----------
     Balance, end of year                     (5,126)  $   (38,377) $   (29,389)
                                           ----------   ----------   ----------

 TOTAL STOCKHOLDERS' EQUITY               $   442,918  $   365,223  $   340,739
                                           ==========   ==========   ==========

 See notes to consolidated financial statements

               JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                      YEAR ENDED JUNE 30,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                   $  62,315   $  49,397   $  57,065

 Adjustments to reconcile net income
  from continuing operations to cash
  from operating activities:
    Depreciation                                 26,790      24,025      20,885
    Amortization                                  6,750       6,169       6,585
    Deferred income taxes                         5,588       7,940       7,793
    (Gain) Loss on disposal of property
      and equipment                               2,293         (29)        428
    Other, net                                      (69)        671        (486)

 Changes in operating assets and
  liabilities, net of acquisitions:
    Trade receivables                           (17,897)    (19,675)    (14,858)
    Prepaid expenses, prepaid cost
      of product, and other                       1,636        (647)     (1,621)
    Accounts payable                               (471)        555      (8,795)
    Accrued expenses                              3,414       5,896       1,546
    Income taxes (including tax benefit
      of $6,408, $1,227, and $6,992
      from exercise of stock options).           11,787       1,428       7,428
    Deferred revenues                            10,673      23,131      13,971
                                               --------    --------    --------
      Net cash from operating activities        112,809      98,861      89,941

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                        (49,141)    (45,958)    (49,509)
    Purchase of investments                      (3,991)     (3,988)     (2,987)
    Purchase of customer contracts                    -        (304)          -
    Proceeds from sale of property
      and equipment                                 971          38          24
    Proceeds from investments                     4,633       4,000       3,000
    Computer software developed                  (4,409)     (5,162)     (1,895)
    Payment for acquisitions, net               (48,288)     (6,537)    (11,111)
    Other, net                                      188        (561)        250
                                               --------    --------    --------
      Net cash from investing activities       (100,037)    (58,472)    (62,228)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
      stock upon exercise of stock options       21,661       3,539      13,666
    Proceeds from sale of common stock, net         719         776         792
    Dividends paid                              (13,408)    (12,290)    (11,626)
    Principal payments on long-term debt              -           -        (315)
    Purchase of treasury stock                        -     (18,165)    (31,054)
                                               --------    --------    --------
      Net cash from financing activities          8,972     (26,140)    (28,537)
                                               --------    --------    --------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $  21,744   $  14,249   $    (824)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR $  32,014   $  17,765   $  18,589
                                               --------    --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR       $  53,758   $  32,014   $  17,765
                                               ========    ========    ========

 See notes to consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts In Thousands, Except Share and Per Share Amounts)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed or acquired several banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide along with the computer equipment (hardware) and by providing the conversion and software installation services for a financial institution to utilize a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.

 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly- owned, and all significant intercompany accounts and transactions have been eliminated.

 STOCK OPTIONS

 As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No.123"), the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

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

                                                  Year Ended June 30,
                                          -----------------------------------
                                             2004         2003         2002
                                          ---------    ---------    ---------
 Net income, as reported                 $   62,315   $   49,397   $   57,065

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                   7,187        6,572        9,394
                                          ---------    ---------    ---------
 Pro forma net income                    $   55,128   $   42,825   $   47,671
                                          =========    =========    =========
 Diluted net income per share
                         As reported     $     0.68   $     0.55   $     0.62
                         Pro forma       $     0.60   $     0.48   $     0.52

 Basic net income per share
                         As reported     $     0.70   $      0.56  $     0.64
                         Pro forma       $     0.62   $      0.49  $     0.53


 The weighted average fair value of options granted was $7.43, $4.68 and $10.63 for 2004, 2003, and 2002 respectively using the Black-Scholes option pricing model.

                                                  Year Ended June 30,
                                          -----------------------------------
                                             2004         2003         2002
                                          ---------    ---------    ---------
      Assumptions:
        Expected life (years)                3.88         4.35         3.10
        Volatility                             53%          55%          55%
        Risk free interest rate               1.6%         1.3%         3.2%
        Dividend yield                       0.75%        1.16%        0.78%


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

 REVENUE RECOGNITION

 In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The Company adopted SOP 97-2 effective July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

 The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, on December 17, 2003. SAB No. 104 provides the SEC Staff's views on selected revenue recognition issues and was adopted by the Company in the fourth fiscal quarter of fiscal year 2004. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements.

 For multiple element arrangements, the Company has established Vendor Specific Objective Evidence ("VSOE") separately for all the individual components of licensing, installation, support, and hardware and recognizes revenue separately for the various components. The components are all independently priced and consistent with pricing when each element is sold separately. There are no rights of return, condition of acceptance or price protection in the Company's sales contracts.

 The Company's various sources of revenue and the methods of revenue recognition are as follows:

      License - Licensing fees are recognized upon delivery and acceptance of the software. All software of the Company is sold unmodified. Cost of licenses purchased and remarketed are reported as cost of license in cost of sales. These revenues include reimbursements for out of pocket expenses incurred.

      Software installation and related services - Fees for these services are recognized as the services are performed on hourly contracts and at completion and acceptance on fixed-fee contracts. These revenues include reimbursements for out of pocket expenses incurred.

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

 RECLASSIFICATION

 Where appropriate, prior year's financial information has been reclassified to conform to the current year's presentation.

 PREPAID COST OF PRODUCT

 Costs for remarketed hardware and software maintenance contracts, which are prepaid, are recognized ratably over the life of the contract, generally one to five years, with the related revenue amortized from deferred revenues.

 DEFERRED REVENUES

 Deferred revenues consist primarily of prepaid annual software support fees and prepaid hardware maintenance fees. Hardware maintenance contracts are multi-year; therefore, the deferred revenue and maintenance are classified in accordance with the terms of the contract. Software and hardware deposits received are also reflected as deferred revenues.

 COMPUTER SOFTWARE DEVELOPMENT

 The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. The Company's amortization policy for these capitalized costs is to amortize the costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Generally, these costs are initially amortized on a straight-line basis, and are monitored on a regular basis to assess that the amortization method is still appropriate and that the remaining estimated life of the asset is reasonable (generally five to ten years).

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

 The amortized cost of held-to-maturity securities is $998 at June 30, 2004 and 2003. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

 PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

 Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

 Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions. The amounts are amortized, with the exception of goodwill and trade names, over an estimated economic benefit period, generally five to twenty years, using the straight-line method.

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

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three years ended June 30, 2004 equals the Company's net income.

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

 COMMON STOCK

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase on October 4, 2002 to 6.0 million shares. Through June 30, 2004, 3,012,933 shares had been purchased for $49,219. No shares were repurchased during fiscal 2004. At June 30, 2003, 2,363,121 shares remained in treasury stock. During fiscal 2004, 2,009,694 shares and 37,776 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan, respectively. At June 30, 2004, 315,651 shares remained in treasury stock.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

 Effective November 22, 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor's goods and taken as a reduction to cost of sales unless the payments are (1) a reimbursement for costs incurred to sell the product or (2) a payment for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus is effective for fiscal years beginning after December 15, 2002. The adoption of this consensus by JHA on July 1, 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

 In January and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), Consolidation of Variable Interest Entities, ("VIEs"). These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interest or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special-purposes entities were applicable for the period ended March 31, 2004. The Company has considered the application of FIN 46 and FIN 46R to certain business relationships, and concluded that the adoption of this new method of accounting for variable interest entities did not have a material impact on the consolidated results of operations and financial position.

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


 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:

                                          June 30,
                                  -----------------------    Estimated
                                     2004         2003      Useful Life
                                  ----------   ----------   -----------
 Land                            $     9,458  $     9,750
 Land improvements                    16,418       16,050   5-20 years
 Buildings                            73,087       73,660   25-30 years
 Equipment and furniture             108,703      104,528   5-8 years
 Aircraft and equipment               49,478       48,542   8-10 years
 Construction in progress             32,218        4,834
                                  ----------   ----------
                                 $   289,362  $   257,364
 Less accumulated depreciation        74,262       61,318
                                  ----------   ----------
 Propery and equipment, net      $   215,100  $   196,046
                                  ==========   ==========

 At June 30, 2004, the Company had commitments of $6,900 to purchase property and equipment.


 NOTE 4: OTHER ASSETS

 Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003, by reportable segments, are:

                                        Banking   Credit Union
                                        Systems     Systems
                                          and         and
                                        Services    Services        Total
                                        --------    --------      ---------
   Balance, as of July 1, 2002         $  25,495   $  14,840     $   40,335
   Goodwill acquired during the year       1,819       2,389          4,208
                                        --------    --------      ---------
   Balance, as of June 30, 2003        $  27,314   $  17,229     $   44,543
   Goodwill acquired during the year      38,585           -         38,585
                                        --------    --------      ---------
   Balance, as of June 30, 2004        $  65,899   $  17,229     $   83,128
                                        ========    ========      =========


 Information regarding other identifiable intangible assets is as follows:

                                           June 30,
                             2004                           2003
                 ----------------------------   -----------------------------
                 Carrying Accumulated           Carrying Accumulated
                  Amount  Amortization   Net     Amount  Amortization   Net
                 -------   ---------  -------   -------   ---------   -------
 Customer
  relationships $ 96,254   $(34,886)  $61,368   $89,212   $(29,854)   $59,358

 Trade names       4,029          -     4,029     3,699          -      3,699
                 -------   ---------  -------   -------   ---------   -------
 Totals         $100,283   $(34,886)  $65,397   $92,911   $(29,854)   $63,057
                 =======   =========  =======   =======   =========   =======

 Trade names have been determined to have indefinite lives and are no longer amortized. Customer relationships have lives ranging from five to 20 years.

 Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over three to five years.

 Following is an analysis of the computer software capitalized:

                                       Carrying    Accumulated
                                        Amount     Amortization      Total
                                       --------      --------      ---------
   Balance,  July 1, 2002             $  12,470     $  (4,971)    $    7,499
   Acquired software                      1,222             -          1,222
   Capitalizated development cost         5,162             -          5,162
   Amortization expense                       -        (1,383)        (1,383)
                                       --------      --------      ---------
   Balance, June 30, 2003             $  18,854     $  (6,354)    $   12,500
   Acquired software                      3,191             -          3,191
   Capitalizated development cost         4,409             -          4,409
   Amortization expense                       -        (1,718)        (1,718)
                                       --------      --------      ---------
   Balance, June 30, 2004             $  26,454     $  (8,072)    $   18,382
                                       ========      ========      =========

 Amortization expense for all intangible assets was $6,750, $6,169, and $6,585 for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2004, is as follows:

                     Customer
          Year     Relationships     Software        Total
          ----     -------------     --------       -------
          2005       $  5,377        $  2,830      $  8,207
          2006          5,123           2,528         7,651
          2007          4,648           2,250         6,898
          2008          4,358           2,228         6,586
          2009          4,248           1,737         5,985


 NOTE 5: LINES OF CREDIT

 The Company's credit line provides for funding of up to $8,000 and bears interest at the prime rate (4 1/4 % at June 30, 2004). The credit line expires March 22, 2005, and is secured by $1,000 of investments with the remainder unsecured. There were no outstanding amounts during the years ended and at June 30, 2004, or 2003.

 The Company paid interest of $107, $110, and $126 in 2004, 2003, and 2002, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next six years. As of June 30, 2004, net future minimum lease payments under non-cancelable terms are as follows: $2,038, $880, $517, $326, $207 in 2005, 2006, 2007, 2008, and 2009, respectively. Rent expense for all operating leases amounted to $4,233, $3,921, and $3,965 in 2004, 2003, and 2002, respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes consists of the following:

                                   Year ended June 30,
                             -----------------------------------
                               2004         2003          2002
                             --------     --------      --------
   Current:
       Federal              $  28,096    $  19,001    $   22,387
       State                    3,706        1,453         1,228

   Deferred:
       Federal                  5,306        7,577         7,548
       State                      282          363           245
                             --------     --------      --------
                            $  37,390    $  28,394     $  31,408
                             ========     ========      ========

 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            June 30,
                                                      --------------------
                                                       2004         2003
                                                      -------      -------
  Deferred tax assets:
    Carryforwards (operating losses)                 $  1,094     $    155
    Expense reserves (bad debts, insurance,
      franchise tax and vacation)                         754          705
    Intangible assets                                     583          680
    Other, net                                            565          295
                                                      -------      -------
                                                     $  2,996     $  1,835
                                                      -------      -------
  Deferred tax liabilities:
    Accelerated tax depreciation                      (22,992)     (19,450)
    Accelerated tax amortization                       (7,446)      (5,225)
                                                      -------      -------
                                                      (30,438)     (24,675)
                                                      -------      -------
  Net deferred tax liability                         $(27,442)    $(22,840)
                                                      =======      =======

 The deferred taxes are classified on the balance sheets as follows:

                                                            June 30,
                                                      --------------------
                                                       2004         2003
                                                      -------      -------
    Deferred income taxes (current)                  $  1,320     $  1,000
    Deferred income taxes (long-term)                 (28,762)     (23,840)
                                                      -------      -------
                                                     $(27,442)    $(22,840)
                                                      =======      =======

 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                  Year Ended June 30,
                                              ----------------------------
                                              2004        2003        2002
                                              ----        ----        ----
  Computed "expected" tax expense (benefit)   35.0%       35.0%       35.0%
  Increase (reduction) in taxes
    resulting from:
      State income taxes, net of federal
        income tax beneefits                   4.0%        2.5%        2.0%
      Research and development credit         -1.5%       -1.0%       -1.5%
                                              ----        ----        ----
                                              37.5%       36.5%       35.5%
                                              ====        ====        ====

 Net operating loss carryforwards of $3,343 (from acquisitions) expire through the year 2019. The Company paid income taxes of $20,314, $19,025, and $15,900 in 2004, 2003, and 2002, respectively.

 The Company's federal income tax returns for the years ended June 30, 1999 - June 30, 2001, are currently under examination by the Internal Revenue Service ("IRS"). In connection with the examination of these returns, the IRS is proposing to disallow research & experimentation ("R&E") credits claimed on these returns. The complete disallowance of these credits would increase the Company's federal income tax liability by approximately $1,500 plus interest. The Company believes that the R&E credits claimed for these years are appropriate and is currently contesting the disallowance of these credits. While there can be no assurance that the Company would prevail in contesting any disallowance, it believes the facts or the relevant tax law does not support any such disallowance. Consequently, the Company has not accrued any liability in connection with this matter.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2004 and 2003) are maintained for potential credit losses.

 In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from one supplier. There are a limited number of hardware suppliers for these required materials. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.


 NOTE 9: STOCK OPTION PLANS

 The Company currently issues options under two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").

 1996 SOP

 The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. Terms and vesting periods of the options are determined by the
 Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to four years. Shares of common stock are reserved for issuance under this plan at the time of each grant, which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or 10 years after grant. In October 2002, the stockholders approved an increase in the number of stock options available from 13.0 million to 18.0 million shares.

 On April 11, 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date. The options were issued at the exercise price of $10.84 per share, which represented the fair market value of the stock as of that date and vest in two equal portions based on stock price performance or on specific dates. The two portions vested and became fully exercisable when the Company's common stock achieved a closing market price of 125% or more and 150% or more, respectively, of the exercise price for 10 consecutive trading days. Such options fully vested during the first quarter of fiscal year 2004. As of June 30, 2004, there were 2,373,706 shares available for future grants under the plan from the 18,000,000 shares approved by the stockholders.

 NSOP

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2004, there were 485,833 shares available for future grants under the plan.

 Changes in stock options outstanding are as follows:

                                         Number of       Weighted Average
                                           Shares         Exercise Price
                                         ----------       --------------
   Outstanding July 1, 2001              11,289,799         $  12.68
   Granted                                  618,116            23.26
   Forfeited                                (82,500)           22.26
   Exercised                             (1,607,846)            8.50
                                         ----------       --------------
   Outstanding June 30, 2002             10,217,569            13.90
   Granted                                3,897,150            10.92
   Forfeited                               (313,925)           17.89
   Exercised                               (501,740)            7.04
   Expired                                    1,200             6.39
                                         ----------       --------------
   Outstanding June 30, 2003             13,300,254            13.19
   Granted                                  192,167            18.65
   Forfeited                                (98,391)           21.59
   Exercised                             (2,009,694)           10.78
                                         ----------       --------------
   Outstanding June 30, 2004             11,384,336         $  13.64
                                         ==========       ==============

 For the year ended June 30, 2004, 2,009,694 shares and 37,776 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively.

 For the year ended June 30, 2003, 501,740 shares and 60,249 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively.

 Following is an analysis of stock options outstanding and exercisable as of June 30, 2004:

                                         Weighted-Average
                                            Remaining
     Range of                             Contractural      Weighted-Average
 Exercise Prices           Shares         Life in Years      Exercise Price
 --------------- ------------------------ ------------- ------------------------
                 Outstanding  Exercisable  Outstanding  Outstanding  Exercisable
                 -----------  -----------  -----------  -----------  -----------
 $ 1.67 - $ 6.03   1,972,440   1,972,440       2.16       $ 4.50       $ 4.50
 $ 6.04 - $10.75   1,145,133   1,145,133       4.48         9.16         9.16
 $10.76 - $10.84   2,278,437   2,278,437       8.78        10.84        10.84
 $10.85 - $16.53     370,949     237,676       6.65        12.01        11.81
 $16.54 - $16.87   3,645,960   3,645,960       5.76        16.88        16.88
 $16.88 - $31.00   1,971,417   1,627,584       7.01        22.93        23.45
 ---------------  ----------  ----------   -----------  -----------  -----------
 $ 1.67 - $31.00  11,384,336  10,907,230       5.86       $13.64       $13.44
 ===============  ==========  ==========   ===========  ===========  ===========


 NOTE 10: EARNINGS PER SHARE

 The following table reflects the reconciliation between basic and diluted net income per share:

                                                Year ended June 30,
                                                -------------------
                                        2004                         2003                          2002
                             --------------------------- ----------------------------  ----------------------------
                               Net   Weighted  Per Share  Net     Weighted  Per Share    Net    Weighted  Per Share
                             Income  Average    Amount   Income   Average    Amount    Income   Average    Amount
                                     Shares                       Shares                        Shares
                             ------  ------      ----    ------   ------      ----     ------    ------     ----
 Basic Income Per Share:
 Net income available to
   stockholders             $62,315  89,325     $0.70   $49,397   87,866     $0.56     57,065   $89,316    $0.64

 Effect of dilutive
   securities:
 Stock options                    -   2,534      0.02         -    1,404      0.01          -     3,051     0.02
                             ------  ------      ----    ------   ------      ----     ------    ------     ----
 Diluted Income Per Share:
 Net income available to
   common stockholders      $62,315  91,859     $0.68   $49,397   89,270     $0.55    $57,065    92,367    $0.62
                             ======  ======      ====    ======   ======      ====     ======    ======     ====


 Stock options to purchase approximately 1,758,583 shares for fiscal 2004, 5,972,949 shares for fiscal 2003, and 690,858 shares for fiscal 2002, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.


 NOTE 11:  EMPLOYEE BENEFIT PLANS

 Employee Stock Purchase Plan - The Company established an employee stock purchase plan on January 1, 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 The Company has  two plans, the  Employee Stock Ownership  Plan (the  "ESOP"
 Plan) and the 401(k) Retirement Savings Plan (the "Plan"). Both plans are subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended.

 Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5. Employees must be 18 years of age and be employed for at least six months. Under the ESOP plan, employees must be 21 years of age and employed full time for at least six months. Under the ESOP Plan and the Plan, the Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $4,487, $4,139, and $3,862 for fiscal 2004, 2003, and 2002, respectively.


 NOTE 12: BUSINESS ACQUISITIONS

 PURCHASE TRANSACTIONS


 Fiscal 2004 Acquisitions

 On February 2, 2004, the Company acquired all of the common stock of Yellow Hammer Software, Inc. ("YHS"). The purchase price for YHS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in the allocation of ($637) to working capital, $704 to capitalized software, $1,200 to customer relationships,
 $17,737 to goodwill and $330 to trade names. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On February 19 and April 1, 2004, the Company acquired specific assets consisting of a suite of Automated Clearing House payment products. The purchase price was allocated as follows: ($39) to working capital, $4,837 to goodwill, $1,000 to customer relationships, and $304 to capitalized software. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On May 1, 2004, the Company acquired all of the outstanding stock of e-ClassicSystems, Inc. ("e-Classic"). The purchase price for e-Classic was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in the allocation of ($7) to working capital, $1,493 to capitalized software, $990 to customer relationships, $11,382 to goodwill, and $987 to deferred income tax assets.
  The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On June 1, 2004, the Company acquired specific assets consisting of a suite of regulatory reporting products. The purchase price was allocated as follows: ($1,164) to working capital, $4,629 to goodwill, $3,852 to customer relationships and $690 to capitalized software. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 Fiscal 2003 Acquisitions

 On January 1, 2003, the Company acquired all the outstanding membership interests in National Bancorp Data Services, LLC ("NBDS"). NBDS provides item processing and imaging services to financial institutions in the greater Chicago, Illinois area. This acquisition expanded the geographic footprint for item processing centers and expands the potential market for outsourcing customers. The purchase price for NBDS was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date resulting in allocation of $300 to working capital and $1,800 to goodwill. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On November 15, 2002, the Company acquired all the outstanding shares of Credit Union Solutions, Inc. ("CUSI"). CUSI provides in-house data processing software, related hardware, and services to smaller credit unions, primarily those with assets less than $50,000. This acquisition expanded the potential market for the Company, as the Company's existing core products were too expensive to sell to credit unions of this size. The purchase price for CUSI was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date. This resulted in an allocation of $97 to working capital, $2,408 to goodwill, capitalized software of $1,222 and customer contracts of $710. The acquired goodwill was allocated to the credit union segment and is non-deductible for federal income tax.

 Fiscal 2002 Acquisitions

 On January 1, 2002, the Company acquired all the outstanding shares of Transcend Systems Group ("TSG") for $7,300 in cash and 117,738 restricted shares of the Company's common stock valued at $2,400, for a total consideration to the TSG shareholders of $9,700. As part of the purchase price, the Company also advanced to TSG $850 for the repayment of bank debt and certain TSG obligations to its shareholders. TSG provides customer relationship management software and related services to financial institutions. The purchase price for TSG was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in an allocation of $48 to working capital, $8,514 to goodwill, $926 to capitalized software, and $1,100 to customer contracts. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On December 1, 2001, the Company acquired all the outstanding shares of System Legacy Solutions ("SLS"). SLS provides technology to convert data from legacy systems into formats that can be used by newer technologies. The purchase price for SLS was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date, resulting in allocation of $2,473 to goodwill and $450 to capitalized software. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 The acquisitions discussed above were paid for using cash from operations and restricted shares of the Company's Common Stock. The accompanying consolidated financial statements do not include any revenues and expenses related to these acquisitions prior to their respective closing dates. Pro Forma results of these acquisitions were not material, therefore such amounts have not been presented.


 NOTE 13: BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services ("Bank") and credit union systems and services ("Credit Union"). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

                                         For the Year Ended June 30, 2004
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    38,338    $    24,255    $    62,593
   Support and service                  268,249         43,038        311,287
   Hardware                              75,497         18,038         93,535
                                     ----------     ----------     ----------
           Total                        382,084         85,331        467,415
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        2,444          2,294          4,738
   Cost of support and service          171,359         36,371        207,730
   Cost of hardware                      53,635         13,334         66,969
                                     ----------     ----------     ----------
           Total                        227,438         51,999        279,437
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   154,646    $    33,332    $   187,978
                                     ==========     ==========     ==========


                                         For the Year Ended June 30, 2003
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    29,275    $    19,009    $    48,284
   Support and service                  234,095         26,357        260,452
   Hardware                              79,757         16,134         95,891
                                     ----------     ----------     ----------
           Total                        343,127         61,500        404,627
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        1,834          2,056          3,890
   Cost of support and service          148,921         29,335        178,256
   Cost of hardware                      57,377         11,768         69,145
                                     ----------     ----------     ----------
           Total                        208,132         43,159        251,291
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   134,995    $    18,341    $   153,336
                                     ==========     ==========     ==========


                                         For the Year Ended June 30, 2002
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    49,764    $    16,812    $    66,576
   Support and service                  207,181         21,563        228,744
   Hardware                              82,397         18,940        101,337
                                     ----------     ----------     ----------
           Total                        339,342         57,315        396,657
                                     ----------     ----------     ----------

 COST OF SALES
   Cost of license                        2,509              -          2,509
   Cost of support and service          134,641         26,882        161,523
   Cost of hardware                      58,638         12,767         71,405
                                     ----------     ----------     ----------
           Total                        195,788         39,649        235,437
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   143,554    $    17,666    $   161,220
                                     ==========     ==========     ==========


                                              For The Year Ended June 30,
                                          -----------------------------------
                                             2004         2003         2002
                                          ---------    ---------    ---------
   Depreciation expense, net
   Bank systems and services             $   25,970   $   23,370   $   20,328
   Credit Unions systems and services           820          655          557
                                          ---------    ---------    ---------
   Total                                 $   26,790   $   24,025   $   20,885
                                          =========    =========    =========

   Amortization expense, net
   Bank systems and services             $    5,301   $    4,787   $    5,295
   Credit Unions systems and services         1,449        1,382        1,290
                                          ---------    ---------    ---------
   Total                                 $    6,750   $    6,169   $    6,585
                                          =========    =========    =========

   Capital expenditures, net
   Bank systems and services             $   23,505   $   45,759   $   48,451
   Credit Unions systems and services        25,636          199        1,058
                                          ---------    ---------    ---------
   Total                                 $   49,141   $   45,958   $   49,509
                                          =========    =========    =========


                                                 June 30,
                                          ----------------------
                                             2004         2003
                                          ---------    ---------
 Property and equipment, net
 Bank systems and services               $  187,242   $  192,846
 Credit Unions systems and services          27,858        3,200
                                          ---------    ---------
 Total                                   $  215,100   $  196,046
                                          =========    =========

 Identified intangible assets, net
 Bank systems and services               $  125,650   $   77,520
 Credit Unions systems and services          41,257       42,580
                                          ---------    ---------
 Total                                   $  166,907   $  120,100
                                          =========    =========

 The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.


 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

 None.


 Item 9A.  Controls and Procedures

 As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

 During the period covered by this Annual Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.



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

 See the information under the captions "Stock Ownership of Certain Stockholders", "Election of Directors" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which is incorporated herein by reference.*


 Item 13.  Certain Relationships and Related Transactions

 See the information  under the  caption "Certain  Relationships and  Related
 Transactions"  in  the  Company's   definitive  Proxy  Statement  which   is
 incorporated herein by reference.*


 Item 14. Principal Accountant Fees and Services

 See the information under the captions "Audit Committee Report" and "Independent Registered Public Accounting Firm - Audit and Non-Audit Fees" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

 * Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.


                                   PART IV


 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) The following documents are filed as part of this Report:

 (1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

      - Report of Independent Registered Public Accounting Firm.

      - Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002.

      - Consolidated Balance Sheets as of June 30, 2004 and 2003.

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002.

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002.

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

      10.9     The  Company's  1996 Stock  Option Plan,  attached as  Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1997.

      10.17 IBM Business Partner Agreement dated January 1, 2003, attached as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 2003.

      21.1     List of the Company's subsidiaries.

      23.1     Consent of Independent Registered Public Accounting Firm.

      32.1     Certification of Chief Executive Officer.

      32.2     Certification of Chief Financial Officer.

      32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

      32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


 (b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        - On April 14, 2004, the Company filed a report on Form 8-K, which announced the acquisition of e-Classic Systems, Inc.

        - On April 21, 2004, the Company filed a report on Form 8-K, which reported fiscal 2004 third quarter financial results under Item 12.

        - On April 21, 2004, the Company filed a report on Form 8-K, which announced changes in senior officers.

        - On June 14, 2004, the Company filed a report on Form 8-K, which announced the acquisition of specific assets from Alex eSolutions, Inc.

 SIGNATURES
 ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of August, 2004.

                   JACK HENRY & ASSOCIATES, INC., Registrant

                          By  /s/ John F. Prim
                          -----------------------
                          John F. Prim
                          -----------------------
                          Chief Executive Officer
                          -----------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Capacity                     Date
        ---------                   --------                     ----

   /s/ Michael E. Henry    Chairman of the Board and         August 30, 2004
   ----------------------  Director
   Michael E. Henry

   s/ John F. Prim         Chief Executive Officer           August 30, 2004
   ----------------------
   John F. Prim

   /s/ Kevin D. Williams   Chief Financial Officer           August 30, 2004
   ----------------------  and Treasurer (Principal
   Kevin D. Williams       Accounting Officer)

   /s/ John W. Henry       Vice Chairman, Senior Vice        August 30, 2004
   ----------------------  President and Director
   John W. Henry

   /s/ Jerry D. Hall       Executive Vice President and      August 30, 2004
   ----------------------  Director
   Jerry D. Hall

   /s/ Joseph J. Maliekel  Director                          August 30, 2004
   ----------------------
   Joseph J. Maliekel

   /s/ James J. Ellis      Director                          August 30, 2004
   ----------------------
   James J. Ellis

   /s/ Burton O. George    Director                          August 30, 2004
   ----------------------
   Burton O. George

   /s/ Craig R. Curry      Director                          August 30, 2004
   ----------------------
   Craig R. Curry



 [ Exhibits are omitted, but are available upon request directed to Kevin D. Williams, CFO at the address set forth on the cover page and are also available in the Form 10-K posted at our investor relations website, www.jackhenry.com/ir/. ]