Form 10-Q
period 2004-09-30
HENRY JACK & ASSOCIATES INC
filed 2004-11-09
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004

                                      OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ________________

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

   As of October 26, 2004, Registrant has 90,456,308 shares of common stock outstanding ($.01 par value)

                        JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 2004 and June 30, 2004  (Unaudited)          3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 2004
           and 2003 (Unaudited)                                       4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended September 30, 2004
           and 2003 (Unaudited)                                       5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               15

  ITEM 4   Controls and Procedures                                   15


  PART II  OTHER INFORMATION

  ITEM 4   Submission of Matters to a Vote of Security Holders       16

  ITEM 6   Exhibits                                                  16

 PART 1.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                   September 30,    June 30,
                                                       2004           2004
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $    119,845  $     53,758
    Investments, at amortized cost                          998           998
    Trade receivables                                    75,294       169,873
    Prepaid expenses and other                           13,188        14,023
    Prepaid cost of product                              16,140        19,086
    Deferred income taxes                                 1,570         1,320
                                                    -----------   -----------
      Total                                             227,035       259,058

 PROPERTY AND EQUIPMENT, net                            220,491       215,100

 OTHER ASSETS:
    Prepaid cost of product                               7,466         6,758
    Computer software, net of amortization               19,215        18,382
    Other non-current assets                              5,356         5,791
    Customer relationships, net of amortization          60,024        61,368
    Trade names                                           4,029         4,029
    Goodwill                                             89,677        83,128
                                                    -----------   -----------
      Total                                             185,767       179,456
                                                    -----------   -----------
      Total assets                                 $    633,293  $    653,614
                                                    ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      5,154  $      9,171
    Accrued expenses                                     14,724        21,509
    Accrued income taxes                                  8,897         6,258
    Deferred revenues                                   106,882       136,302
                                                    -----------   -----------
      Total                                             135,657       173,240

 DEFERRED REVENUES                                        8,348         8,694
 DEFERRED INCOME TAXES                                   30,055        28,762
                                                    -----------   -----------
      Total liabilities                                 174,060       210,696

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                           -             -
    Common stock - $0.01 par value: 250,000,000
     shares authorized; Shares issued at
     9/30/04 and 6/30/04 were 90,519,856                    905           905
    Additional paid-in capital                          176,298       175,706
    Retained earnings                                   283,543       271,433
    Less treasury stock at cost 93,148 shares
      at 9/30/04, 315,651 shares at 6/30/04              (1,513)       (5,126)
                                                    -----------   -----------
       Total stockholders' equity                       459,233       442,918
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    633,293  $    653,614
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended
                                                          September  30,
                                                    -------------------------
                                                        2004          2003
                                                    -----------   -----------
 REVENUE
    License                                        $     19,551  $     12,960
    Support and service                                  83,648        72,524
    Hardware                                             20,897        23,456
                                                    -----------   -----------
        Total                                           124,096       108,940

 COST OF SALES
    Cost of licens                                        1,609           913
    Cost of support and service                          56,030        49,049
    Cost of hardware                                     15,895        16,321
                                                    -----------   -----------
        Total                                            73,534        66,283
                                                    -----------   -----------
 GROSS PROFIT                                            50,562        42,657

 OPERATING EXPENSES
    Selling and marketing                                10,732         8,772
    Research and development                              6,142         5,319
    General and administrative                            7,465         7,005
                                                    -----------   -----------
        Total                                            24,339        21,096
                                                    -----------   -----------

 OPERATING INCOME                                        26,223        21,561

 INTEREST INCOME (EXPENSE)
    Interest income                                         459           287
    Interest expense                                         (3)          (26)
                                                    -----------   -----------
           Total                                            456           261
                                                    -----------   -----------
 INCOME BEFORE INCOME TAXES                              26,679        21,822

 PROVISION FOR INCOME TAXES                              10,005         7,965
                                                    -----------   -----------
 NET INCOME                                        $     16,674  $     13,857
                                                    ===========   ===========

 Diluted net income per share                      $       0.18  $       0.15
                                                    ===========   ===========
 Diluted weighted average shares outstanding             92,485        91,069
                                                    ===========   ===========

 Basic net income per share                        $       0.18  $       0.16
                                                    ===========   ===========
 Basic weighted average shares outstanding               90,286        88,515
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

                JACK HENRY AND ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                      -----------------------
                                                        2004           2003
                                                      --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $  16,674      $  13,857

 Adjustments to reconcile net income from
   operations to cash from operating activities:
    Depreciation                                         6,905          6,408
    Amortization                                         2,052          1,550
    Deferred income taxes                                1,043          2,095
    Loss on disposal of property and equipment             285              4
    Other, net                                              (3)            (2)

 Changes in operating assets and liabilities,
  net of acquisitions:
    Trade receivables                                   94,617         85,357
    Prepaid expenses, prepaid cost of product,
      and other                                          3,458          1,062
    Accounts payable                                    (4,036)        (1,925)
    Accrued expenses                                    (6,785)        (6,539)
    Income taxes (including tax benefit of $592
      and $1,981 from exercise of stock options)         3,231          4,337
    Deferred revenues                                  (29,766)       (21,482)
                                                      --------       --------
      Net cash from operating activities                87,675         84,722

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (12,487)       (17,675)
    Purchase of investments                               (997)          (998)
    Proceeds from sale of property and equipment             3             10
    Proceeds from investments                            1,000          1,000
    Computer software developed                         (1,541)          (507)
    Payment for acquisitions, net of cash acquired      (6,665)             -
    Other, net                                              50             48
                                                      --------       --------
      Net cash from investing activities               (20,637)       (18,122)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                          2,481          7,345
    Proceeds from sale of common stock, net                180            179
    Dividends paid                                      (3,612)        (3,106)
                                                      --------       --------
      Net cash from financing activities                  (951)         4,418
                                                      --------       --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS           $  66,087      $  71,018

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  53,758      $  32,014
                                                      --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 119,845      $ 103,032
                                                      ========       ========

 Net cash paid for income taxes was $5,743 and $1,033 for the three months ended September 30, 2004 and 2003, respectively. The Company paid interest of $2 and $26 for the three months ended September 30, 2004 and 2003, respectively.


 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts In Thousands, Except Per Share Amounts)
                                 (Unaudited)


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

 The following table illustrates the effect on net income and net income per share as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                                    Three Months Ended
                                                     September 30,
                                                  2004            2003
                                                --------        --------
 Net income, as reported                       $  16,674       $  13,857

 Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                       268           6,500
                                                --------        --------
 Pro forma net income                          $  16,406       $   7,357
                                                ========        ========
 Diluted net income per share
                     As reported               $    0.18       $    0.15
                     Pro forma                 $    0.18       $    0.08

  Basic net income per share
                     As reported               $    0.18       $    0.16
                     Pro forma                 $    0.18       $    0.08


 COMPREHENSIVE INCOME

 Comprehensive income for the three-month periods ended September 30, 2004 and 2003 equals the Company's net income.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2004. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2004.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the three month period ended September 30, 2004 and 2003.

 The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.


 ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2004.

 Acquisitions:

 On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a leading provider of turnkey outsourced insurance agency solutions for financial institutions. The purchase price for BIS, paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in a net allocation of $20 to working capital, $97 to property and equipment and $6,549 to goodwill. The acquired goodwill has been allocated to the banking segment and is non-deductible for federal income tax. Contingent purchase consideration may be paid over the next five years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $13,400. Pro forma results of this acquisition were not material and therefore not presented.


 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform to the current period's presentation.


 NOTE 2.  SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                   Three Months Ended
                                                     September 30,
                                                  2004            2003
                                                --------        --------
 Weighted average number of
   common shares outstanding - basic              90,286          88,515

 Common stock equivalents                          2,199           2,554
                                                --------        --------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                          92,485          91,069
                                                ========        ========

 Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2004 and 2003. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,790 and 1,788 shares for the three-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted income per common share.


 NOTE 3.BUSINESS SEGMENT INFORMATION

 The Company is a leading provider of integrated computer systems that perform data processing (both in-house and outsourced) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services and credit union systems and services. The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

                                        Three Months Ended              Three Months Ended
                                        September 30, 2004              September 30, 2003
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 12,518  $  7,033   $ 19,551   $  8,831  $  4,129   $ 12,960
   Support and service              71,240    12,408     83,648     63,147     9,377     72,524
   Hardware                         16,058     4,839     20,897     19,586     3,870     23,456
                                   -------   -------    -------    -------   -------    -------
           Total                    99,816    24,280    124,096     91,564    17,376    108,940
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     418     1,191      1,609        475       438        913
   Cost of support and service      45,701    10,329     56,030     40,816     8,233     49,049
   Cost of hardware                 12,116     3,779     15,895     13,707     2,614     16,321
                                   -------   -------    -------    -------   -------    -------
           Total                    58,235    15,299     73,534     54,998    11,285     66,283
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 41,581  $  8,981   $ 50,562   $ 36,566  $  6,091   $ 42,657
                                   =======   =======    =======    =======   =======    =======


                                         September 30,    June 30,
                                             2004           2004
                                           --------       --------
 Property and equipment, net
 Bank systems and services                $ 188,184      $ 187,242
 Credit Union systems and services           32,307         27,858
                                           --------       --------
 Total                                    $ 220,491      $ 215,100
                                           ========       ========

 Identified intangible assets, net
 Bank systems and services                $ 132,053      $ 125,650
 Credit Union systems and services           40,892         41,257
                                           --------       --------
 Total                                    $ 172,945      $ 166,907
                                           ========       ========


 NOTE 4.   SUBSEQUENT EVENTS

 On October 5, 2004, the Company announced its acquisition of California based Verinex Technologies ("Verinex") effective October 1, 2004. Verinex is a leading developer and integrator of biometric security solutions. The purchase price for Verinex, paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $575 to working capital, $25 to property and equipment, $464 to capitalized software, $4,208 to customer relationships, and $29,728 to goodwill. The acquired goodwill has been allocated to the banking segment and is non-deductible for federal income tax.

 On October 5, 2004, the Company announced it had finalized the acquisition of Texas based Select Payment Processing, Inc. ("SPP") effective October 1, 2004. SPP is a provider of an innovative electronic payment processing solution for financial institutions. The purchase price for SPP, paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($44) to working capital, $190 to property and equipment, $467 to capitalized software and $11,388 to goodwill. The acquired goodwill has been allocated to the banking segment and is non-deductible for federal income tax.

 On October 19, 2004, the Company renewed a bank credit line that provides for funding of up to $25,000 and bears interest at variable LIBOR-based rate. As of September 30, 2004, there were no amounts outstanding.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our seven data centers and 20 item-processing centers located throughout the United States.

 The first quarter of fiscal year 2005 showed strong growth in revenues and improved gross and operating margins, which allowed us to leverage a 14% increase in revenues to a 20% increase in net income compared to the same period last year.

 A detailed discussion of the major components of the results of operations for the three months ended September 30, 2004 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2004 to the prior three-month period ended September 30, 2003.


 REVENUE

     License Revenue                              Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     License                                   $  19,551      $  12,960
     Percentage of total revenue                      16%            12%
     Change from prior year                          +51%

 License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue increased mainly due to growth in delivery within both segments with the credit union segment experiencing the largest increase for the quarter with continued strength in new core installations. The Check 21 legislation, which will allow financial institutions to clear image documents electronically, has continued to provide solid interest and sales in our complementary image products, especially our 4|sight solution. One of our newer offerings, Detective, a software for fraud and anti-money laundering solution in the financial institution industry was an important element in the license increase for the quarter.

     Support and Service Revenue                  Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     Support and service                       $  83,648      $  72,524
     Percentage of total revenue                      67%            67%
     Change from prior year                          +15%

 Support and services fees are generated from installation services, annual support services to assist the customer in operating the systems and to enhance and update the software, from providing outsourced data processing services and ATM and debit card processing services.

 There was strong growth in support and service revenue components for the first quarter of fiscal 2005, which was offset by a slight decrease in installation services.

     Support and Service Revenue    Q1 Fiscal 2005 Compared to Q1 Fiscal 2004
                                    -----------------------------------------
                                     $ Increase/Decrease  % Increase/Decrease
                                     -------------------  -------------------
     In-House Support                    $   5,894                 17%
     ATM and Debit Card Services         $   3,751                 47%
     Outsourcing Services                $   2,321                 13%
     Installation Services               $    (842)                -8%
                                          --------              --------
     Total Increase                      $  11,124                 15%
                                          ========              ========


 The support and service revenue growth is primarily due to the in-house support increase arising out of software installations performed during the previous twelve months. ATM and debit card transaction processing services together with outsourcing services for banks and credit unions continue to drive revenue growth at a strong pace as we leverage our resources effectively and expand our customer base. Installation revenue was off slightly due to timing and number of installations performed during the current first quarter compared to the same period last year.

     Hardware Revenue                             Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     Hardware                                  $  20,897      $  23,456
     Percentage of total revenue                      17%            21%
     Change from prior year                          -11%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased for the quarter due to a decrease in the number of hardware systems delivered and the dollar value of the systems overall. Hardware revenue in the prior year's quarter was 21% of the total revenue, while in the current quarter it is 17% of the total revenue. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices.


 BACKLOG

 Our backlog increased 5% at September 30, 2004 to $185,100 ($63,000 in-house and $122,100 outsourcing) from $176,500 ($60,200 in-house and $116,300 outsourcing) at September 30, 2003. Backlog decreased 3% from $191,300 ($67,200 in-house and $124,100 outsourcing) at June 30, 2004.


 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from our third party vendors. Cost of support and service represents costs associated with conversion and installation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services and direct operation costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers and the ongoing operation costs to provide support to our customers. These costs are recognized at the same time as the related hardware revenue is recognized.

     Cost of Sales and Gross Profit               Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     Cost of License                           $   1,609      $     913
     Percentage of total revenue                       1%             1%
     Change from prior year                          +76%

        License Gross Profit                   $  17,942      $  12,047
        Gross Profit Margin                           92%            93%
        Change from prior year                       +49%
     -------------------------------------------------------------------

     Cost of support and service               $  56,030      $  49,049
     Percentage of total revenue                      45%            45%
     Change from prior year                          +14%

        Support and Service Gross              $  27,618      $  23,475
        Gross Profit Margin                           33%            32%
        Change from prior year                       +18%
     -------------------------------------------------------------------

     Cost of hardware                          $  15,895      $  16,321
     Percentage of total revenue                      13%            15%
     Change from prior year                           -3%

        Hardware Gross Profit                  $   5,002      $   7,135
        Gross Profit Margin                           24%            30%
        Change from prior year                       -30%
     -------------------------------------------------------------------

     TOTAL COST OF SALES                       $  73,534      $  66,283
     Percentage of  total revenue                     59%            61%
     Change from prior year                          +11%

        TOTAL GROSS PROFIT                     $  50,562      $  42,657
        Gross Profit Margin                           41%            39%
        Change from prior year                       +19%

 Cost of license increased by $696 for the current quarter due to increased third party software vendor costs, lowering the gross profit margin slightly. Cost of support and service increased 14% or $6,981, due to increased headcount and depreciation expense for the new outsourcing facilities and equipment as compared to last year. Cost of hardware decreased 3% or $426 due to product sales mix and change in vendor incentives for the current period. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.


 GROSS PROFIT - Gross margin on license revenue decreased slightly to 92% for the current quarter compared to same quarter last year with a 93% gross margin due to increased third party software vendor costs. The gross profit increase in support and service is due to continued strong revenue growth, with approximately 88% of the support and service revenue for the current quarter being recurring. Last year 85% of revenue was recurring. Gross margin for support and service grew to 33% for the current quarter due to the continuation of company-wide cost control measures and improved processes. Hardware gross margin in the first quarter of fiscal 2005 decreased from 30% to 24% in the first quarter of fiscal 2004 primarily due to decreases in incentives and rebates earned from vendors which fluctuate quarterly and annually, plus the timing of hardware shipments and sales mix.


 OPERATING EXPENSES

     Selling and Marketing                        Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     Selling and marketing                     $  10,732      $   8,772
     Percentage of  total revenue                      9%             8%
     Change from prior year                          +22%

 Dedicated sales forces, inside sales teams, and technical sales support teams conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services. Our inside sales force markets specific complementary products and services to our existing customers.

 For the three months ended September 30, 2004, selling and marketing expenses increased primarily due to increased headcount and the associated costs of the new sales teams that joined us as part of our recent acquisitions.

     Research and Development                     Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     Research and development                  $   6,142      $   5,319
     Percentage of  total revenue                      5%             5%
     Change from prior year                          +15%

 We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. Typically, we upgrade all of our core and complementary software applications annually. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.

 Research and development expenses increased primarily due to employee related costs in relation to increased headcount for ongoing development of new products and enhancements to existing products plus depreciation and maintenance expense for upgrading technology equipment. Research and development expenses increased in the initial quarter of 2005 by 15%, however they remained at 5% of total revenue for both years.

     General and Administrative                   Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  2004           2003
                                                --------       --------
     General and administrative                $   7,465      $   7,005
     Percentage of  total revenue                      6%             6%
     Change from prior year                           +7%

 General and administrative expense increased for the quarter primarily due to increased employee cost plus insurance expenses relating to our additional facilities and acquisitions compared to the same period last year. Although general and administrative expenses increased in the initial quarter of 2005 by 7%, they remained at 6% of total revenue for both years.


 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2004 reflects an increase of $172 when compared to the same period last year due to the higher cash and cash equivalent balances.


 PROVISION FOR INCOME TAXES - The provision for income taxes was $10,005 for the three months ended September 30, 2004 compared with $7,965 for the same period last year. For the current fiscal year, the rate of income taxes is estimated at 37.5% of income before income taxes compared to 36.5% for the same quarter in fiscal 2004. The change reflects an overall increase in the effective state income tax rate.

 NET INCOME - Net income increased 20% for the three months ended September 30, 2004. Net income for the first quarter of fiscal 2005 was $16,674 or $0.18 per diluted share compared to $13,857 or $0.15 per diluted share in the same period last year.


 BUSINESS SEGMENT DISCUSSION

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

   Bank Systems and Services
                                     Three Months Ended
                                         September 30,
                                    -----------------------
                                      2004           2003    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $  99,816      $  91,564         9%
     Gross Profit                  $  41,581      $  36,566        14%

     Gross Profit Margin                  42%            40%

 Revenue in the bank segment increased 9% to $99,816 in the current period. Gross profit increased 14% from $36,566 in the first quarter of the previous year to $41,581 in the current first quarter. Gross margin increased from 40% last year to 42%.

 License revenue for the bank segment increased 42% from $8,831 in the three months ended September 30, 2003 to $12,518 for the three months ended September 30, 2004. Bank support and service revenue increased 13% to $71,240 for the first quarter of fiscal 2005 from $63,147 for the same quarter last year. The support and service revenue increase of $8,093 represents a decrease of $345 for install revenue, $2,846 growth in ATM and debit card processing, $1,729 growth in outsourcing services and $3,863 increase for in-house support revenue. Hardware revenue in the bank segment decreased 18% from $19,586 to $16,058 for the three months ended September 30, 2004 compared to the same period last year.

 Revenue growth is attributable to the significant increase in license revenue related to new core customers, migrations, and complimentary products together with the steady increase in support and services relating to maintenance for in-house and outsourced customers, and a strong increase in ATM and debit card processing activity.

 This segment increased gross profit for the initial quarter of 2005 due to our revenue growth and continued leveraging of resources and infrastructure combined with companywide cost controls.

   Credit Union Systems and Services
                                     Three Months Ended
                                         September 30,
                                    -----------------------
                                      2004           2003    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $  24,280      $  17,376        40%
     Gross Profit                  $   8,981      $   6,091        47%

     Gross Profit Margin                  37%            35%

 Revenue in the credit union segment increased 40% to $24,280 in the current period compared to the same period last year. Gross profit increased 47% from $6,091 in the first quarter of the previous year to $8,981 in the current year first quarter. Gross margin increased from 35% in the first quarter last year to 37% in the same period this year due to very strong revenue growth while maintaining and controlling cost through continued leveraging of resources and infrastructure.

 License revenue for the credit union segment increased 70% from $4,129 in the three months ended September 30, 2003 to $7,033 for the three months ended September 30, 2004. Credit union support and service revenue increased 32% to $12,408 in the current quarter compared to $9,377 for the same period in the previous year. The support and service revenue increase of $3,031 represents a slight decrease of $497 for installation services, $905 growth in ATM and debit card processing, $592 growth in outsourcing services and $2,031 growth for in-house support revenue. In-house support revenue had a 33% increase primarily due to license installations in the previous twelve months. Hardware revenue in the credit union segment increased 25% from $3,870 for the previous year's initial quarter to $4,839 for the current quarter.

 Revenue growth is attributable to the growth in license revenue together with the steady increase in support and services relating to maintenance for in-house and outsourced customers, and ATM and debit card processing activity, which is growing rapidly in our credit union segment.

 This segment increased gross profit for the initial quarter of 2005 due to our revenue growth and continued leveraging of resources and infrastructure combined with companywide cost controls.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents increased to $119,845 at September 30, 2004, from $53,758 million at June 30, 2004 and $103,032 at September 30, 2003. The increase is primarily due to collection of our June 2004 annual maintenance billings. Cash provided by operations increased $2,953 to $87,675 for the three months ended September 30, 2004 as compared to $84,722 for the same period last year. This is primarily due to the increase in net income for the first quarter of $2,817, compared to the same quarter last year.

 Cash used in investing activities for the current period totaled $20,637. The largest use of cash was for capital expenditures in the amount of $12,487 primarily for equipment final occupancy preparations of our new San Diego, CA location and purchase of internal software, while cash used for acquisitions was $6,665 and cash for software development used $1,541.

 Financing activities used cash of $951 during the three months ended September 30, 2004, mainly to pay dividends in the first quarter of $3,612, offset by $2,661 from the proceeds from the issuance of stock for stock options exercised and the sale of treasury sales to the employee stock purchase plan.


 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $12,487 and $17,675 for the three-month periods ended September 30, 2004 and 2003, respectively, which were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $45,000 for fiscal year 2005.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares on October 4, 2002. The buyback has been funded with cash from operations. At June 30, 2004, there were 315,651 shares remaining in treasury stock. During the three months ended September 30, 2004, treasury shares of 212,879 and 9,624 were reissued for the shares exercised in the employee stock option plan and the employee stock purchase plan, respectively. At September 30, 2004, there were 93,148 shares remaining in treasury stock.

 Subsequent to September 30, 2004, the Company's Board of Directors declared a cash dividend of $.04 per share on its common stock payable on November 30, 2004, to stockholders of record on November 16, 2004. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.


 Critical Accounting Policies

 The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2004.


 Forward Looking Statements

 The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, strong cash flow and no debt as of and for the three months ended September 30, 2004. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 PART II. OTHER INFORMATION


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 26 2004 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                         For         Withheld
                                     ----------     ----------
             John W. Henry           81,445,191      3,688,680
             Jerry D. Hall           83,285,929      1,847,942
             Michael E. Henry        83,210,543      1,923,328
             James J. Ellis          82,736,178      2,397,693
             Burton O George         83,146,282      1,987,589
             Craig R. Curry          83,193,943      1,939,928
             Joseph J. Maliekel      83,120,413      2,013,428


 ITEM 6.  EXHIBITS

 10.18 Stock Purchase Agreement between the Company and Verinex Technologies, Inc. dated October 1, 2004.

 31.1  Certification of the Chief Executive Officer dated November 9, 2004.

 31.2  Certification of the Chief Financial Officer dated November 9, 2004.

 32.1  Written Statement of the Chief Executive Officer dated November 9,
       2004.

 32.2  Written Statement of the Chief Financial Officer dated November 9,
       2004.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JACK HENRY & ASSOCIATES, INC.

   Date: November 9, 2004             /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: November 9, 2004             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer