Form 10-Q
period 2004-12-31
HENRY JACK & ASSOCIATES INC
filed 2005-02-09
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2004

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

   As of January 27, 2004, Registrant has 91,163,321 shares of common stock outstanding ($.01 par value)

                        JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           December 31, 2004 and June 30, 2004  (Unaudited)           3

           Condensed Consolidated Statements of Income
             for the Three and Six Months Ended
             December 31, 2004 and 2003 (Unaudited)                   4

           Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended December 31, 2004
             and 2003 (Unaudited)                                     5

           Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                   6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               17

  ITEM 4   Controls and Procedures                                   17


  PART II  OTHER INFORMATION

  ITEM 6   Exhibits                                                  18

 PART 1.   FINANCIAL INFORMATION
 ITEM 1.   FINANCIAL STATEMENTS

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                    December 31,    June 30,
                                                       2004           2004
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $     22,515  $     53,758
    Investments, at amortized cost                          997           998
    Trade receivables                                    87,921       169,873
    Prepaid expenses and other                           13,933        14,023
    Prepaid cost of product                              17,516        19,086
    Deferred income taxes                                 1,870         1,320
                                                    -----------   -----------
           Total                                        144,752       259,058

 PROPERTY AND EQUIPMENT, net                            224,071       215,100

 OTHER ASSETS:
    Prepaid cost of product                               8,063         6,758
    Computer software, net of amortization               25,890        18,382
    Other non-current assets                              6,638         5,791
    Customer relationships, net of amortization          71,567        61,368
    Trade names                                           4,033         4,029
    Goodwill                                            176,574        83,128
                                                    -----------   -----------
      Total                                             292,765       179,456
                                                    -----------   -----------
      Total assets                                 $    661,588  $    653,614
                                                    ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      8,531  $      9,171
    Accrued expenses                                     20,052        21,509
    Accrued income taxes                                    946         6,258
    Note payable                                         10,000             -
    Deferred revenues                                    99,339       136,302
                                                    -----------   -----------
      Total                                             138,868       173,240

 DEFERRED REVENUES                                       10,403         8,694
 DEFERRED INCOME TAXES                                   29,955        28,762
                                                    -----------   -----------
      Total liabilities                                 179,226       210,696

 STOCKHOLDERS' EQUITY
    Preferred stock - $1 par value; 500,000
     shares authorized, none issued                           -             -
    Common stock - $0.01 par value:
     250,000,000 shares authorized;
     Shares issued at 12/31/04 were 90,865,984
     Shares issued at 06/30/04 were 90,519,856              909           905
    Additional paid-in capital                          184,063       175,706
    Retained earnings                                   297,390       271,433
    Less treasury stock at cost
     315,651 shares at 06/30/04                               -        (5,126)
                                                    -----------   -----------
       Total stockholders' equity                       482,362       442,918
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    661,588  $    653,614
                                                    ===========   ===========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                  --------------------     --------------------
                                   2004         2003        2004          2003
                                  -------      -------     -------      -------
 REVENUE
   License                       $ 22,148     $ 12,400    $ 41,699     $ 25,360
   Support and service             87,726       76,717     171,374      149,241
   Hardware                        26,086       23,613      46,983       47,069
                                  -------      -------     -------      -------
     Total                        135,960      112,730     260,056      221,670

 COST OF SALES
   Cost of license                  1,734          252       3,343        1,165
   Cost of support and service     60,946       51,696     116,976      100,745
   Cost of hardware                18,531       16,073      34,426       32,394
                                  -------      -------     -------      -------
     Total                         81,211       68,021     154,745      134,304
                                  -------      -------     -------      -------

 GROSS PROFIT                      54,749       44,709     105,311       87,366

 OPERATING EXPENSES
   Selling and marketing           11,920        8,531      22,652       17,303
   Research and development         6,741        5,912      12,883       11,231
   General and administrative       8,127        7,673      15,592       14,678
                                  -------      -------     -------      -------
     Total                         26,788       22,116      51,127       43,212
                                  -------      -------     -------      -------

 OPERATING INCOME                  27,961       22,593      54,184       44,154

 INTEREST INCOME (EXPENSE)
   Interest income                    359          281         818          568
   Interest expense                   (14)          (3)        (17)         (29)
                                  -------      -------     -------      -------
     Total                            345          278         801          539
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES        28,306       22,871      54,985       44,693

 PROVISION FOR INCOME TAXES        10,614        8,348      20,619       16,313
                                  -------      -------     -------      -------
 NET INCOME                      $ 17,692     $ 14,523    $ 34,366     $ 28,380
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.19     $   0.16    $   0.37     $   0.31
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              92,957       92,000      92,721       91,534
                                  =======      =======     =======      =======

 Basic net income per share      $   0.20     $   0.16    $   0.38     $   0.32
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              90,650       89,231      90,468       88,873
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                      -----------------------
                                                        2004           2003
                                                      --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $  34,366      $  28,380

 Adjustments to reconcile net income from
  operations to cash from operating activities:
    Depreciation                                        14,563         13,362
    Amortization                                         4,254          3,164
    Deferred income taxes                                2,930          3,920
    Loss on disposal of property and equipment           1,061            229
    Other, net                                               -            (66)

 Changes in operating assets and liabilities,
  net of acquisitions:
    Trade receivables                                   88,210         83,118
    Prepaid expenses, prepaid cost of product,
      and other                                            113          1,752
    Accounts payable                                    (2,098)        (3,914)
    Accrued expenses                                    (1,457)        (6,872)
    Income taxes (including tax benefit
      of $1,730 and $4,413 from exercise
      of stock options, respectively)                   (3,582)         3,380
    Deferred revenues                                  (44,150)       (34,343)
                                                      --------       --------
      Net cash from operating activities                94,210         92,110

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (23,570)       (24,926)
    Purchase of investments                             (1,992)        (1,995)
    Proceeds from sale of property and equipment             3            960
    Proceeds from investments                            2,000          2,633
    Computer software developed                         (3,162)        (1,143)
    Payment for acquisitions, net of cash acquired    (109,910)             -
    Other, net                                              70             96
                                                      --------       --------
      Net cash from investing activities              (136,561)       (24,375)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                          7,987         14,665
    Proceeds from sale of common stock, net                360            352
    Notes payable                                       10,000              -
    Dividends paid                                      (7,239)        (6,230)
                                                      --------       --------
      Net cash from financing activities                11,108          8,787
                                                      --------       --------

 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  $ (31,243)     $  76,522

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  53,758      $  32,014
                                                      --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $  22,515      $ 108,536
                                                      ========       ========

 Net cash paid for income taxes was $21,284 and $8,513 for the six months ended December 31, 2004 and 2003, respectively. The Company paid interest of $4 and $29 for the six months ended December 31, 2004 and 2003, respectively.


 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts In Thousands, Except Per Share Amounts)
                                 (Unaudited)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software installation services for a financial institution to utilize a JHA software system. JHA also provides continuing support and services to customers using the systems either in-house or outsourced.


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

 The following table illustrates the effect on net income and net income per share as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Net income, as reported             $ 17,692   $ 14,523  $ 34,366   $ 28,380

 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                            338        308       605      6,808
                                      -------    -------   -------    -------
 Pro forma net income                $ 17,354   $ 14,215  $ 33,761   $ 21,572
                                      =======    =======   =======    =======
 Diluted net income per share
                     As reported     $   0.19   $   0.16  $   0.37   $   0.31
                     Pro forma       $   0.19   $   0.15  $   0.36   $   0.24

 Basic net income per share
                     As reported     $   0.20   $   0.16  $   0.38   $   0.32
                     Pro forma       $   0.19   $   0.16  $   0.37   $   0.24


 COMPREHENSIVE INCOME

 Comprehensive income for the three and six-month periods ended December 31, 2004 and 2003 equals the Company's net income.


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

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the three and six-month periods ended December 31, 2004 and 2003.

 The results of operations for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.


 ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2004.

 Acquisitions:

 On December 17, 2004, the Company acquired certain assets of SERSynergy[TM] ("Synergy"), a division of SER Solutions, Inc. Synergy is a market leader for intelligent document management for financial institutions. The preliminary purchase price for Synergy, $35,001 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $2,541 to capitalized software, $6,145 to customer relationships, and $28,204 to goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

 Effective December 1, 2004, the Company acquired the capital stock of TWS Systems, Inc. and three affiliated corporations (collectively "TWS"). TWS is a leading provider of image-based item processing solutions for credit unions. The purchase price for TWS, $10,885 paid in cash, was allocated to the assets and liabilities acquired, based on then estimated fair values at the acquisition date, resulting in an allocation of $2,110 to capitalized software, $2,645 to customer relationships, and $5,917 to goodwill. The acquired goodwill has been allocated to the credit union segment and is non-deductible for federal income tax.

 On November 23, 2004, the Company acquired the capital stock of Optinfo, Inc. ("Optinfo"). Optinfo is a leading provider of enterprise exception management software and services. The purchase price for Optinfo, $12,927 paid in cash and $2,240 of vested options to acquire common stock, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $421 to capitalized software, and $12,650 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 Effective October 1, 2004, the Company acquired the capital stock of Verinex Technologies, Inc. ("Verinex"). Verinex is a leading developer and integrator of biometric security solutions. The purchase price for Verinex, $35,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $464 to capitalized software, $4,208 to customer relationships, and $29,729 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 On October 5, 2004, the Company announced it had completed the acquisition by merger of Select Payment Processing, Inc. ("SPP") effective October 1, 2004. SPP is a provider of an innovative electronic payment processing solution for financial institutions. The purchase price for SPP, $12,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $467 to capitalized software and $10,397 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a leading provider of turnkey outsourced insurance agency solutions for financial institutions. The purchase price for BIS, $6,665 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in a net allocation of $6,549 to goodwill. Contingent purchase consideration may be paid over the next five years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $13,400. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 The accompanying condensed statements of income for the three and six-month periods ended December 31, 2004 and 2003 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

 Pro Forma                         Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                  --------------------     --------------------
                                   2004         2003        2004          2003
                                  -------      -------     -------      -------
 Revenue                         $142,133     $122,672    $276,403     $240,165

 Gross profit                      57,255       48,282     112,503       94,440
                                  -------      -------     -------      -------
 Net Income                      $ 18,436     $ 15,677    $ 37,003     $ 30,929
                                  =======      =======     =======      =======

 Earnings per share - diluted    $   0.20     $   0.17    $   0.40     $   0.34
                                  =======      =======     =======      =======
 Diluted Shares                    92,957       92,000      92,271       91,534
                                  =======      =======     =======      =======

 Earnings per share - basic      $   0.20     $   0.18    $   0.41     $   0.35
                                  =======      =======     =======      =======
 Basic Shares                      90,650       89,231      90,468       88,873
                                  =======      =======     =======      =======


 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform to the current period's presentation.


 NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement No. 123 ("FAS 123R"), Share-Based Payment. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of stock options and restricted stock granted to employees. The Company will apply this standard beginning July 1, 2005; however the Company has not completed the process of evaluating the methodology to be used to implement the requirements of this standard.


 NOTE 3.   SHARES USED IN COMPUTING NET INCOME PER SHARE

                                        Three Months Ended  Six Months Ended
                                          December 31,        December 31,
                                         ---------------     ---------------
                                          2004     2003       2004     2003
                                         ------   ------     ------   ------
  Weighted average number of common
    shares outstanding - basic           90,650   89,231     90,468   88,873

  Common stock equivalents                2,307    2,769      2,253    2,661
                                         ------   ------     ------   ------
  Weighted average number of common
    and common equivalent shares
    outstanding - diluted                92,957   92,000     92,721   91,534
                                         ======   ======     ======   ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2004 and 2003. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,723 and 1,720 shares and 1,780 and 6,173 shares for the three and six-month periods ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted income per common share.


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

                                        Three Months Ended              Three Months Ended
                                        December 31, 2004               December 31, 2003
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 16,864  $  5,284   $ 22,148   $  8,657  $  3,743   $ 12,400
   Support and service              73,926    13,800     87,726     65,901    10,816     76,717
   Hardware                         20,514     5,572     26,086     19,668     3,945     23,613
                                   -------   -------    -------    -------   -------    -------
           Total                   111,304    24,656    135,960     94,226    18,504    112,730
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                   1,117       617      1,734        165        87        252
   Cost of support and service      48,451    12,495     60,946     42,661     9,035     51,696
   Cost of hardware                 14,166     4,365     18,531     13,377     2,696     16,073
                                   -------   -------    -------    -------   -------    -------
           Total                    63,734    17,477     81,211     56,203    11,818     68,021
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $ 47,570  $  7,179   $ 54,749   $ 38,023  $  6,686   $ 44,709
                                   =======   =======    =======    =======   =======    =======


                                                         Six Months Ended
                                        December 31, 2004               December 31, 2003
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 29,382  $ 12,317   $ 41,699   $ 17,488  $  7,872   $ 25,360
   Support and service             145,166    26,208    171,374    129,048    20,193    149,241
   Hardware                         36,572    10,411     46,983     39,254     7,815     47,069
                                   -------   -------    -------    -------   -------    -------
           Total                   211,120    48,936    260,056    185,790    35,880    221,670
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                   1,535     1,808      3,343        640       525      1,165
   Cost of support and service      94,152    22,824    116,976     83,477    17,268    100,745
   Cost of hardware                 26,282     8,144     34,426     27,084     5,310     32,394
                                   -------   -------    -------    -------   -------    -------
           Total                   121,969    32,776    154,745    111,201    23,103    134,304
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $ 89,151  $ 16,160   $105,311   $ 74,589  $ 12,777   $ 87,366
                                   =======   =======    =======    =======   =======    =======

                                                    December 31,    June 30,
                                                    -----------   -----------
                                                        2004          2004
                                                    -----------   -----------
 Property and equipment, net
 Bank systems and services                         $    190,001  $    187,242
 Credit Union systems and services                       34,070        27,858
                                                    -----------   -----------
 Total                                             $    224,071  $    215,100
                                                    ===========   ===========

 Identified intangible assets, net
 Bank systems and services                         $    237,537  $    125,650
 Credit Union systems and services                       40,527        41,257
                                                    -----------   -----------
 Total                                             $    278,064  $    166,907
                                                    ===========   ===========


 NOTE 5.   SUBSEQUENT EVENTS

 Effective January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions. The initial purchase price for Stratika, $6,000 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date. Contingent purchase consideration of up to $10,000 may be paid over the next three years based upon the net operating income of Stratika.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 20 item-processing centers located throughout the United States.

 Fiscal year 2005 second quarter results reflect a 21% increase in revenue, resulting in a 22% increase in gross profit and net income over the second quarter of fiscal year 2004. For the first six months of fiscal 2005, revenue increased 17%, with an increase of 21% in gross profit and net income over the same six months in fiscal 2004.

 A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2004 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31 2004, to the prior three and six-month periods ended December 31, 2003.


 REVENUE

 License Revenue                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 License                             $ 22,148   $ 12,400  $ 41,699   $ 25,360
 Percentage of total revenue               16%        11%       16%        11%
 Change from prior year                   +79%                 +64%

 License revenue  represents  the  delivery  and  acceptance  of  application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue increased mainly due to growth in delivery and acceptance within both segments with the bank segment experiencing the largest increase for the quarter and the first six months in fiscal 2005. The Check 21 legislation, which facilitates the clearing of image checks electronically by financial institutions, has continued to generate strong interest in sales of our complementary image products, especially our 4|sight and Check Image Exchange solutions. ARGO (a customer relationship management solution), Episys (our credit union software solution for larger credit unions), and Detective (our anti-fraud and anti-money laundering software solution) were all leading elements in the license increase for the second quarter and the first six months of fiscal 2005.

 Support and Service Revenue          Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Support and service                 $ 87,726   $ 76,717  $171,374   $149,241
 Percentage of total revenue               65%        68%       66%        67%
 Change from prior year                   +14%                 +15%

 Support and service revenues are generated from implementation services, annual support services to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing services.

 There was strong growth in most of the support and service revenue components for the second quarter and first half of fiscal 2005, with the exception of implementation services. Implementation services decreased 1%, mainly due to timing and number of installations performed during the first six months of fiscal 2005 compared to the same period last year.

                                    Q2 Fiscal 2005 Compared to Q2 Fiscal 2004
                                    -----------------------------------------
  Support and Service Revenue             $ Change             % Change
                                          --------             --------
  In-House Support & Other Services      $  4,023                 11%
  EFT Support                               4,161                 46%
  Outsourcing Services                      2,250                 11%
  Implementation Services                     575                  6%
                                          --------
  Total Increase                         $ 11,009                 14%
                                          ========


                                  YTD Fiscal 2005 Compared to YTD Fiscal 2004
                                  -------------------------------------------
  Support and Service Revenue             $ Change             % Change
                                          --------             --------
  In-House Support & Other Serv          $  9,426                 13%
  EFT Support                               7,911                 46%
  Outsourcing Services                      5,063                 13%
  Implementation Services                    (267)                -1%
                                          --------
  Total Increase                         $ 22,133                 15%
                                          ========

 In-house support increased primarily from software installations performed during the previous twelve months. We expect this trend to continue as we add services from recent acquisitions to our existing and new customers. EFT support, representing ATM and debit card transaction processing services, together with outsourcing services for banks and credit unions continue to drive revenue growth at a strong pace as we leverage our resources effectively and expand our customer base.

 Hardware Revenue                     Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Hardware                            $ 26,086   $ 23,613  $ 46,983   $ 47,069
 Percentage of total revenue               19%        21%       18%        21%
 Change from prior year                   +10%                   0%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue increased for the second quarter due to an increase in the number of hardware systems delivered, mainly due to timing of shipments. Hardware revenue was 21% of total revenue in the second quarter of the prior year and the first six months of fiscal 2004, while in the current second quarter it is 19% of total revenue and 18% of total revenue for the first six months of fiscal 2005. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices.


 BACKLOG

 Backlog increased 7% from year-ago levels and increased 5% from the September 2004 quarter to $194.5 million ($68.4 million in-house and $126.1 million outsourcing) at December 31, 2004. Backlog at September 30, 2004, was $185.1 million ($63.0 million in-house and $122.1 million outsourcing). At December 31, 2003, backlog was $182.5 million ($60.0 million in-house and $122.5 million outsourcing).


 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services and direct operation costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers plus the ongoing operation costs to provide support to our customers. These costs are recognized at the same time as the related hardware revenue is recognized.

 Cost of Sales and Gross Profit       Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Cost of License                     $  1,734   $    252  $  3,343   $  1,165
 Percentage of total revenue                1%         0%        1%         1%
 Change from prior year                  >100%                >100%

      License Gross Profit           $ 20,414   $ 12,148  $ 38,356   $ 24,195
      Gross Profit Margin                  92%        98%       92%        95%
      Change from prior year              +68%                 +59%
                                      ------------------   ------------------

 Cost of support and service         $ 60,946   $ 51,696  $116,976   $100,745
 Percentage of total revenue               45%        46%       45%        45%
 Change from prior year                   +18%                 +16%

      Support and Service Gross      $ 26,780   $ 25,021  $ 54,398   $ 48,496
      Gross Profit Margin                  31%        33%       32%        32%
      Change from prior year               +7%                 +12%
                                      ------------------   ------------------

 Cost of hardware                    $ 18,531   $ 16,073  $ 34,426   $ 32,394
 Percentage of total revenue               14%        14%       13%        15%
 Change from prior year                   +15%                  +6%

      Hardware Gross Profit          $  7,555   $  7,540  $ 12,557   $ 14,675
      Gross Profit Margin                  29%        32%       27%        31%
      Change from prior year                0%                 -14%
                                      ------------------   ------------------

 TOTAL COST OF SALES                 $ 81,211   $ 68,021  $154,745   $134,304
 Percentage of total revenue               60%        60%       60%        61%
 Change from prior year                   +19%                 +15%

      TOTAL GROSS PROFIT             $ 54,749   $ 44,709  $105,311   $ 87,366
      Gross Profit Margin                  40%        40%       40%        39%
      Change from prior year              +22%                 +21%

 Cost of license increased for the second quarter and the first six months of fiscal 2005 due to increased third party reseller agreement software vendor costs. Cost of support and service increased for the second quarter and the first six months of fiscal 2005 due to increased headcount, travel and depreciation expense as compared to the same periods last year. Cost of hardware also increased for the current second quarter and the first half of fiscal 2005, due to product and sales mix with lower vendor incentives in the current year. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

 GROSS PROFIT - Gross profit margin on license revenue decreased in the current second quarter and the first half of fiscal 2005 due to increased license revenue through reseller agreements. The gross profit margin decreased slightly in support and service for the current second quarter primarily due to increased headcount relating to support and service, facility costs related to new acquisitions, travel related expenses and depreciation expense of new equipment. For the first six months of fiscal 2005, the support and service gross margin remained even when compared to the first six months of fiscal 2004. Hardware gross margin in the second quarter and the first half of fiscal 2005 decreased primarily due to decreases in incentives and rebates earned from vendors which fluctuate quarterly and annually, plus the timing of hardware shipments and sales mix.


 OPERATING EXPENSES

 Selling and Marketing                Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Selling and marketing               $ 11,920   $  8,531  $ 22,652   $ 17,303
 Percentage of total revenue                9%         8%        9%         8%
 Change from prior year                   +40%                 +31%

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

 For the three months and six months ended December 31, 2004, selling and marketing expenses increased due to larger commission and related expenses due to increased revenue.

 Research and Development             Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 Research and development            $  6,741   $  5,912  $ 12,883   $ 11,231
 Percentage of total revenue                5%         5%        5%         5%
 Change from prior year                   +14%                 +15%

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

 Research and development expenses increased primarily due to employee related costs in relation to increased headcount for ongoing development of new products and enhancements to existing products, plus depreciation and maintenance expense for upgrading technology equipment. Research and development expenses increased for the second quarter and year to date but still remained at 5% of total revenue for both years.

 General and Administrative           Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2004       2003      2004       2003
                                      -------    -------   -------    -------
 General and administrative          $  8,127   $  7,673  $ 15,592   $ 14,678
 Percentage of total revenue                6%         7%        6%         7%
 Change from prior year                    +6%                  +6%


 General and administrative expense increased for the second quarter and year-to-date in fiscal 2005, primarily due to increased employee cost related to both acquisitions and internal headcount growth as compared to the same period last year. Although general and administrative expenses increased for both the second quarter and year to date, they remained even at 6% of total revenue for the current year, and 7% of total revenue for the same periods in the prior year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three and six-months ended December 31, 2004 reflects an increase of $67 and $262, respectively, when compared to the same period last year due to higher interest and dividends on investments.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $10,614 and $20,619 for the three and six months ended December 31, 2004 compared with $8,348 and $16,313 for the same three and six-month periods in fiscal 2004. For the current fiscal year, the rate of income taxes is estimated at 37.5% of income before income taxes compared to 36.5% for the periods in fiscal 2004. The change reflects an overall increase in the effective state income tax rate.

 NET INCOME - Net income increased 22% to $17,692 or $0.19 per diluted share for the three months ended December 31, 2004 compared to $14,523 or $0.16 per diluted share for the three months ended December 31, 2003. Net income increased 21% to $34,366 or $0.37 per diluted share for the first six months of fiscal 2005 compared to $28,380 or $0.31 per diluted share for the six month period ended December 31, 2003.


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

 Bank                   Three Months Ended    %      Six Months Ended   %
                           December 31,    Change      December 31,   Change
                        -------------------------   ------------------------
                         2004       2003             2004       2003
                        -------    -------          -------    -------
 Revenue               $111,304   $ 94,226   18%   $211,120   $185,790   14%
 Gross Profit          $ 47,570   $ 38,023   25%   $ 89,151   $ 74,589   20%

 Gross Profit Margin         43%        40%              42%        40%

 Revenue growth in the bank segment for the second quarter and the first half of fiscal 2005 is attributable to the significant increase in license revenue related to new core customers, migrations from legacy systems, and complimentary products, together with the steady increase in support and services relating to maintenance for in-house and outsourced customers. ATM and debit card processing activity continues to experience strong increases while expanding the customer base.

 This bank segment increased gross profit for the second quarter and the first half of 2005 due to our revenue growth and continued leveraging of resources and infrastructure combined with cost controls.

 Credit Union           Three Months Ended    %      Six Months Ended   %
                           December 31,    Change      December 31,   Change
                        -------------------------   ------------------------
                         2004       2003             2004       2003
                        -------    -------          -------    -------
 Revenue               $ 24,656   $ 18,504   33%   $ 48,936   $  35,880   36%
 Gross Profit          $  7,179      6,686    7%   $ 16,160   $  12,777   26%

 Gross Profit Margin         29%        36%              33%         36%

 Revenue growth in the credit union segment for the second quarter and the first half of fiscal 2005 is attributable to the growth in license revenue together with the steady increase in support and services relating to maintenance for in-house and outsourced customers, and ATM and debit card processing activity, which is growing rapidly in our credit union segment. Headcount increased in the segment due to the significant increase in implementation backlog from the same period last year.

 The credit union gross profit decreased for the second quarter and the first half of 2005 due to the increased amount of third party software delivered, causing a decrease in gross profit margin on license revenue. There was also a decrease in support and service margin primarily due to increased headcount and increased depreciation expense related to the new office facility in San Diego, which did not exist last year for the same period. The decrease in the hardware margin is mainly due to sales mix and reduced rebates compared to the prior year.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents decreased to $22,515 at December 31, 2004, from $53,758 million at June 30, 2004 and $108,536 at December 31, 2003. The decrease is primarily due to payment for acquisitions of $109,910. Cash provided by operations increased $2,100 to $94,210 for the six months ended December 31, 2004 as compared to $92,110 for the same period last year. The increase in net cash from operating activities consists of an increase in net income of $5,986, and an increase in depreciation and amortization of $2,291, plus changes in trade receivables of $5,092, prepaid expenses of ($1,639), accounts payable and accrued expenses of $7,231, income taxes of ($6,962) and deferred revenues of ($9,807).

 Cash used in investing activities for the current period totaled $136,561. The largest use of cash was for payment of acquisitions in the amount of $109,910. Capital expenditures totaled $23,570, and purchase of internal software used $3,162.

 Financing activities netted cash of $11,108 during the six months ended December 31, 2004 and included proceeds from the issuance of stock for stock options exercised and the sale of treasury and common stock to the employee stock purchase plan of $7,987 and $360, respectively. A line of credit note payable was opened in the amount of $10,000, and dividends were paid to the stockholders of $7,239.

 The Company renewed a bank credit line in October 2004 that provides for funding up to $25,000 and bears interest at a variable LIBOR-based rate. At December 31, 2004, there was a 30 day note outstanding for $10,000. The note was renewed and is due February 14, 2005.


 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $23,570 and $24,926 for the six-month periods ended December 31, 2004 and 2003, respectively, which were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $45,000 for fiscal year 2005.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares on October 4, 2002. The buyback was funded with cash from operations. At June 30, 2004, there were 315,651 shares remaining in treasury stock. During the six months ended December 31, 2004, treasury shares of 306,027 were reissued for the shares exercised in the employee stock option plan and 9,624 were reissued for the shares exercised in the employee stock purchase plan. At December 31, 2004, there were no shares remaining in treasury stock.

 Subsequent to December 31, 2004, the Company's Board of Directors declared a cash dividend of $.045 per share, a 13% increase per share, on its common stock payable on March 1, 2005, to stockholders of record on February 14, 2005. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial outlook continues to be favorable.


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


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, and sustained growth in cash flow from operations for the three and six months ended December 31, 2004. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 ITEM 6.  EXHIBITS

 10.19 Asset Purchase Agreement between the Company, SER Systems, Inc. and SER Solutions, Inc., dated December 17, 2004.

 31.1  Certification of the Chief Executive Officer dated February 9, 2005.

 31.2  Certification of the Chief Financial Officer dated February 9, 2005.

 32.1  Written Statement of the Chief Executive Officer dated February 9,
       2005.

 32.2  Written Statement of the Chief Financial Officer dated February 9,
       2005.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                       JACK HENRY & ASSOCIATES, INC.

   Date: February 9, 2005             /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: February 9, 2005             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer