Form 10-Q
period 2005-03-31
HENRY JACK & ASSOCIATES INC
filed 2005-05-06
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2005

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

                                     N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

    As of April 27, 2005, Registrant has 91,377,152 shares of common stock outstanding ($.01 par value)

                        JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
             March 31, 2005 and June 30, 2004  (Unaudited)            3

           Condensed Consolidated Statements of Income
             for the Three and Nine Months Ended
             March 31, 2005 and 2004 (Unaudited)                      4

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended March 31, 2005
             and 2004 (Unaudited)                                     5

           Notes to Condensed Consolidated Financial
             Statements (Unaudite                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               18

  ITEM 4   Controls and Procedures                                   18


  PART II  OTHER INFORMATION

  ITEM 6   Exhibits                                                  19

 PART 1.   FINANCIAL INFORMATION
 ITEM 1.   FINANCIAL STATEMENTS

                JACK HENRY & ASSOCIATES, INC.  AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                     March 31,      June 30,
                                                        2005          2004
                                                    -----------   -----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                      $     15,952  $     53,758
    Investments, at amortized cost                          993           998
    Trade receivables                                    80,026       169,873
    Prepaid expenses and other                           14,322        14,023
    Prepaid cost of product                              16,002        19,086
    Deferred income taxes                                 2,375         1,320
                                                    -----------   -----------
       Total                                            129,670       259,058

 PROPERTY AND EQUIPMENT, net                            226,537       215,100

 OTHER ASSETS:
    Prepaid cost of product                               8,771         6,758
    Computer software, net of amortization               27,148        18,382
    Other non-current assets                              6,597         5,791
    Customer relationships, net of amortization          70,144        61,368
    Trade names                                           4,011         4,029
    Goodwill                                            187,222        83,128
                                                    -----------   -----------
       Total                                            303,893       179,456
                                                    -----------   -----------
       Total assets                                $    660,100  $    653,614
                                                    ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                               $      7,919  $      9,171
    Accrued expenses                                     16,187        21,509
    Accrued income taxes                                  4,174         6,258
    Note payable                                         14,000             -
    Deferred revenues                                    71,191       136,302
                                                    -----------   -----------
       Total                                            113,471       173,240

 DEFERRED REVENUES                                       11,180         8,694
 DEFERRED INCOME TAXES                                   32,575        28,762
                                                    -----------   -----------
       Total liabilities                                157,226       210,696

 STOCKHOLDERS' EQUITY:
    Preferred stock - $1 par value; 500,000
      shares authorized, none issued                          -             -
    Common stock - $0.01 par value:
      250,000,000 shares authorized;
      Shares issued at 03/31/05 were 91,374,902
      Shares issued at 06/30/04 were 90,519,856             914           905
    Additional paid-in capital                          189,248       175,706
    Retained earnings                                   312,712       271,433
    Less treasury stock at cost -
      315,651 shares at 06/30/04                              -        (5,126)
                                                    -----------   -----------
       Total stockholders' equity                       502,874       442,918
                                                    -----------   -----------
       Total liabilities and stockholders' equity  $    660,100  $    653,614
                                                    ===========   ===========

 See notes to condensed consolidated financial statement

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                                  --------------------     --------------------
                                   2005         2004        2005         2004
                                  -------      -------     -------      -------
 REVENUE:
   License                       $ 20,943     $ 15,343    $ 62,642     $ 40,703
   Support and service             92,509       78,353     263,883      227,594
   Hardware                        20,930       26,012      67,913       73,081
                                  -------      -------     -------      -------
     Total                        134,382      119,708     394,438      341,378

 COST OF SALES:
   Cost of license                  1,085        1,131       4,428        2,296
   Cost of support and service     61,436       52,073     178,412      152,818
   Cost of hardware                14,584       19,185      49,010       51,579
                                  -------      -------     -------      -------
     Total                         77,105       72,389     231,850      206,693
                                  -------      -------     -------      -------

 GROSS PROFIT                      57,277       47,319     162,588      134,685

 OPERATING EXPENSES:
   Selling and marketing           11,598        8,634      34,250       25,937
   Research and development         7,738        6,344      20,621       17,575
   General and administrative       6,915        6,842      22,507       21,520
                                  -------      -------     -------      -------
     Total                         26,251       21,820      77,378       65,032
                                  -------      -------     -------      -------

 OPERATING INCOME                  31,026       25,499      85,210       69,653

 INTEREST INCOME (EXPENSE):
   Interest income                    171          248         989          816
   Interest expense                  (110)         (52)       (127)         (81)
                                  -------      -------     -------      -------
     Total                             61          196         862          735
                                  -------      -------     -------      -------

 INCOME BEFORE INCOME TAXES        31,087       25,695      86,072       70,388

 PROVISION FOR INCOME TAXES        11,658        9,379      32,277       25,692
                                  -------      -------     -------      -------
 NET INCOME                      $ 19,429     $ 16,316    $ 53,795     $ 44,696
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.21     $   0.18    $   0.58     $   0.49
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              93,421       92,077      92,954       91,715
                                  =======      =======     =======      =======

 Basic net income per share      $   0.21     $   0.18    $   0.59     $   0.50
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              91,212       89,654      90,716       89,133
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2005           2004
                                                      --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $  53,795      $  44,696

 Adjustments to reconcile net income from
  operations to cash from operating activities:
    Depreciation                                        21,900         19,908
    Amortization                                         6,548          4,904
    Deferred income taxes                                5,045          5,850
    Loss on disposal of property and equipment           1,016            258
    Other, net                                               -            (68)

 Changes in operating assets and liabilities,
  net of acquisitions:
    Trade receivables                                   94,879         84,473
    Prepaid expenses, prepaid cost of product,
      and other                                            382          4,089
    Accounts payable                                    (2,819)        (3,308)
    Accrued expenses                                    (5,354)        (5,975)
    Income taxes (including tax benefit
      of $3,463 and $4,917 from exercise
      of stock options, respectively)                    1,380          7,051
    Deferred revenues                                  (71,656)       (58,209)
                                                      --------       --------
      Net cash from operating activities               105,116        103,669

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (33,428)       (33,069)
    Purchase of investments                             (3,983)        (2,994)
    Proceeds from sale of property and equipment           150            971
    Proceeds from investments                            4,000          3,633
    Computer software developed                         (4,607)        (2,734)
    Payment for acquisitions, net of cash acquired    (119,616)       (20,583)
    Other, net                                             105            143
                                                      --------       --------
      Net cash from investing activities              (157,379)       (54,633)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock upon
      exercise of stock options                         11,238         17,130
    Proceeds from sale of common stock, net                565            540
    Note payable                                        14,000              -
    Dividends paid                                     (11,346)        (9,815)
                                                      --------       --------
      Net cash from financing activities                14,457          7,855
                                                      --------       --------
 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  $ (37,806)     $  56,891

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  53,758      $  32,014
                                                      --------       --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $  15,952      $  88,905
                                                      ========       ========

 Net cash paid for income taxes was $25,865 and $11,970 for the nine months ended March 31, 2005 and 2004, respectively. The Company paid interest of $127 and $81 for the nine months ended March 31, 2005 and 2004, respectively.


 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts in Thousands, Except Per Share Amounts)
                                 (Unaudited)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software implementation services for a financial institution to utilize a JHA software system. JHA also provides continuing support and services to customers using in-house or outsourced systems.


 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly- owned, and all significant intercompany accounts and transactions have been eliminated.


 STOCK OPTIONS

 As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded is equal to the fair market value of the underlying security on the grant date.

 The following table illustrates the effect on net income and net income per share as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. The Company's pro forma information is as follows:

                                      Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Net income, as reported             $ 19,429   $ 16,316  $ 53,795   $ 44,696

 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                            295        249       900      7,058
                                      -------    -------   -------    -------
 Pro forma net income                $ 19,134   $ 16,067  $ 52,895   $ 37,638
                                      =======    =======   =======    =======
 Diluted net income per share
                    As reported      $   0.21   $   0.18  $   0.58   $   0.49
                    Pro forma        $   0.20   $   0.17  $   0.57   $   0.41

 Basic net income per share
                    As reported      $   0.21   $   0.18  $   0.59   $   0.50
                    Pro forma        $   0.21   $   0.18  $   0.58   $   0.42


 COMPREHENSIVE INCOME

 Comprehensive income for the three and nine-month periods ended March 31, 2005 and 2004 equals the Company's net income.


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

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 2005 and 2004.

 The results of operations for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.


 ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2005.

 Acquisitions:

 On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. The purchase price for Tangent, $4,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $241 to capitalized software and $4,045 to goodwill. Contingent purchase consideration of up to $5,000 may be paid over the next three years based upon Tangent's earnings before interest, depreciation, taxes and amortization. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax purposes.

 Effective January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions. The purchase price for Stratika, $6,241 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $422 to capitalized software and $5,807 to goodwill. Contingent purchase consideration of up to $10,000 may be paid over the next three years based upon the net operating income of Stratika. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 On December 17, 2004, the Company acquired certain assets of SERSynergy[TM] ("Synergy"), a division of SER Solutions, Inc. Synergy is a market leader for intelligent document management for financial institutions. The purchase price for Synergy, $34,466 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $2,541 to capitalized software, $6,145 to customer relationships, and $28,996 to goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

 Effective December 1, 2004, the Company acquired the capital stock of TWS Systems, Inc. and three affiliated corporations (collectively "TWS"). TWS is a leading provider of image-based item processing solutions for credit unions. The purchase price for TWS, $10,885 paid in cash, was allocated to the assets and liabilities acquired, based on then estimated fair values at the acquisition date, resulting in an allocation of $2,110 to capitalized software, $2,645 to customer relationships, and $5,920 to goodwill. The acquired goodwill has been allocated to the credit union segment and is non-deductible for federal income tax.

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

 On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a leading provider of turnkey outsourced insurance agency solutions for financial institutions. The purchase price for BIS, $6,700 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, with the remainder resulting in a net allocation of $6,549 to goodwill. Contingent purchase consideration may be paid over the next five years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $13,400. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 The accompanying condensed statements of income for the three and nine-month periods ended March 31, 2005 and 2004 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

 Pro Forma                            Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Revenue                             $134,573   $127,556  $411,964   $368,412

 Gross profit                          57,301     50,193   169,963    144,340
                                      -------    -------   -------    -------
 Net Income                          $ 19,464   $ 16,937  $ 56,386   $ 47,612
                                      =======    =======   =======    =======

 Earnings per share - diluted        $   0.21   $   0.18  $   0.61   $   0.52
                                      =======    =======   =======    =======
 Diluted Shares                        93,421     92,077    92,954     91,715
                                      =======    =======   =======    =======

 Earnings per share - basic          $   0.21   $   0.19  $   0.62   $   0.53
                                      =======    =======   =======    =======
 Basic Shares                          91,212     89,654    90,716     89,133
                                      =======    =======   =======    =======


 RECLASSIFICATION

 Where appropriate, prior period financial information has been reclassified to conform to the current period's presentation.


 NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement No. 123 ("FAS 123R"), Share-Based Payment and on March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of stock options and restricted stock granted to employees, while SAB No. 107 addresses issues regarding valuation methods and selection of assumptions. The Company will apply these standards beginning July 1, 2005; however the Company has not completed the process of evaluating the methodology to be used to implement the requirements of these standards.

 In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and therefore effective for the Company on July 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.


 NOTE 3.   SHARES USED IN COMPUTING NET INCOME PER SHARE

                                       Three Months Ended   Nine Months Ended
                                            March 31,           March 31,
                                         ---------------     ---------------
                                          2005     2004       2005     2004
                                         ------   ------     ------   ------
  Weighted average number of common
    shares outstanding - basic           91,212   89,654     90,716   89,133

  Common stock equivalents                2,209    2,423     2,238     2,582
                                         ------   ------     ------   ------
  Weighted average number of common
    and common equivalent shares
    outstanding - diluted                93,421   92,077     92,954   91,715
                                         ======   ======     ======   ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2005 and 2004. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,667 and 1,751 shares and 1,746 and 1,758 shares for the three and nine-month periods ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted income per common share.


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

                                        Three Months Ended              Three Months Ended
                                          March 31, 2005                  March 31, 2004
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE:
   License                        $ 11,614  $  9,329   $ 20,943   $ 10,620  $  4,723   $ 15,343
   Support and service              77,076    15,433     92,509     66,848    11,505     78,353
   Hardware                         15,551     5,379     20,930     19,203     6,809     26,012
                                   -------   -------    -------    -------   -------    -------
           Total                   104,241    30,141    134,382     96,671    23,037    119,708
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES:
   Cost of license                     285       800      1,085        831       300      1,131
   Cost of support and service      49,148    12,288     61,436     42,855     9,218     52,073
   Cost of hardware                 10,647     3,937     14,584     13,800     5,385     19,185
                                   -------   -------    -------    -------   -------    -------
           Total                    60,080    17,025     77,105     57,486    14,903     72,389
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $ 44,161  $ 13,116   $ 57,277   $ 39,185  $  8,134   $ 47,319
                                   =======   =======    =======    =======   =======    =======


                                         Nine Months Ended              Nine Months Ended
                                          March 31, 2005                  March 31, 2004
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE:
   License                        $ 40,997  $ 21,645   $ 62,642   $ 28,108  $ 12,595   $ 40,703
   Support and service             222,242    41,641    263,883    195,896    31,698    227,594
   Hardware                         52,123    15,790     67,913     58,457    14,624     73,081
                                   -------   -------    -------    -------   -------    -------
           Total                   315,362    79,076    394,438    282,461    58,917    341,378
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES:
   Cost of license                   1,820     2,608      4,428      1,471       825      2,296
   Cost of support and service     143,300    35,112    178,412    126,332    26,486    152,818
   Cost of hardware                 36,928    12,082     49,010     40,884    10,695     51,579
                                   -------   -------    -------    -------   -------    -------
           Total                   182,048    49,802    231,850    168,687    38,006    206,693
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $133,314  $ 29,274   $162,588   $113,774  $ 20,911   $134,685
                                   =======   =======    =======    =======   =======    =======

                                                     March 31,      June 30,
                                                    -----------   -----------
                                                        2005          2004
                                                    -----------   -----------
 Property and equipment, net:
 Bank systems and services                         $    192,382  $    187,242
 Credit Union systems and services                       34,155        27,858
                                                    -----------   -----------
 Total                                             $    226,537  $    215,100
                                                    ===========   ===========

 Identified intangible assets, net:
 Bank systems and services                         $    248,363  $    125,650
 Credit Union systems and services                       40,162        41,257
                                                    -----------   -----------
 Total                                             $    288,525  $    166,907
                                                    ===========   ===========


 NOTE 5.   SUBSEQUENT EVENTS

 Subsequent to March 31, 2005, the Company terminated its bank credit line that it renewed in October 2004, which provided for funding up to $25,000 and bore interest at a variable LIBOR-based rate. At March 31, 2005, there was a 30-day note outstanding for $14,000 under such credit line. The credit line was terminated and the outstanding note of $14,000 was paid in full on April 19, 2005, using the proceeds of a loan under a new unsecured revolving bank credit agreement, entered into on the same date.

 The new unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time in the next three years to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010.

 Also subsequent to March 31, 2005, on April 29, 2005, the Board of Directors increased its existing 3.0 million share stock repurchase authorization by
 2.0 million, bringing the total authorization to 5.0 million shares. The Company will finance its share repurchase with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software installation for the implementation of our systems and provide continuing customer support services after the systems are installed. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 22 item-processing centers located throughout the United States.

 Fiscal year 2005 third quarter results reflect a 12% increase in revenue, resulting in a 21% increase in gross profit and an increase of 19% in net income over the third quarter of fiscal year 2004. For the nine months of fiscal 2005, revenue increased 16%, with an increase of 21% in gross profit and an increase of 20% in net income over the same nine months in fiscal 2004.

 A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2005 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended March 31 2005, to the prior three and nine-month periods ended March 31, 2004.


 REVENUE

 License Revenue                      Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 License                             $ 20,943   $ 15,343  $ 62,642   $ 40,703
 Percentage of total revenue               16%        13%       16%        12%
 Change from prior year                   +36%                 +54%

 License revenue  represents  the  delivery  and  acceptance  of  application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue increased mainly due to growth in delivery and acceptance within both the bank and credit union segments. Year-to-date license revenue in fiscal 2005 experienced growth in many software solutions. The leading elements were Episys[R] (our flagship software solution for larger credit unions), third party credit union ancillary software solutions, Silverlake System[R] (our flagship software solution for larger banks), 4|sight[TM] (our complementary image solution), and Fraud Detective[TM] (our anti-fraud and anti-money laundering software solution).

 Support and Service Revenue          Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Support and service                 $ 92,509   $ 78,353  $263,883   $227,594
 Percentage of total revenue               69%        65%       67%        67%
 Change from prior year                   +18%                 +16%

 Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing services.

                            Q3 Fiscal 2005 Compared  YTD Fiscal 2005 Compared
                                to Q3 Fiscal 2004       to YTD Fiscal 2004
                               -------------------      -------------------
  Support and Service Revenue  $ Change   % Change      $ Change   % Change
                               --------   --------      --------   --------
  In-House Support &
    Other Services            $   5,924      15%       $  15,350      14%
  EFT Support                     3,634      39%          11,544      44%
  Outsourcing Services            3,247      16%           8,311      14%
  Implementation Services         1,351      14%           1,084       4%
                               --------                 --------
  Total Increase              $  14,156      18%       $  36,289      16%
                               ========                 ========

 There was strong growth in all of the support and service revenue components for the third quarter and nine months of fiscal 2005. EFT support, including ATM and debit card transaction processing services, experienced the largest percentage of growth for the third quarter and the nine months of fiscal 2005. Our daily transaction counts are rapidly growing as our customers continue to experience consistent organic growth in ATM and debit card transactions.

 In-house support increased primarily from software implementations performed during the previous twelve months. Outsourcing services for banks and credit unions also continue to drive revenue growth at a strong pace as we add new bank and credit union customers and open new data processing sites. We expect growth in outsourcing to continue as we add services from recent acquisitions to our existing and new customers.

 Hardware Revenue                     Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Hardware                            $ 20,930   $ 26,012  $ 67,913   $ 73,081
 Percentage of total revenue               15%        22%       17%        21%
 Change from prior year                   -20%                  -7%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased for the third quarter and year-to-date due to the types of equipment sold and a decrease in the number of hardware systems sold. Hardware revenue was 22% of total revenue in the third quarter and 21% for the nine months of fiscal 2004, while in the current third quarter it is 15% of total revenue and 17% of total revenue for the nine months of fiscal 2005. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices.


 BACKLOG

 Backlog increased 5% from year-ago levels and increased 2% from December 31, 2004 quarter to $198,000 ($67,000 in-house and $131,000 outsourcing) at March 31, 2005. Backlog at December 31, 2004, was $194,500 ($68,500 in-
 house and $126,000 outsourcing). At March 31, 2004, backlog was $188,000 ($66,500 in-house and $121,500 outsourcing).


 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services and direct operation costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers, plus the ongoing operation costs to provide support to our customers. These costs are recognized at the same time as the related hardware revenue is recognized.

 Cost of Sales and Gross Profit       Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Cost of License                     $  1,085   $  1,131  $  4,428   $  2,296
 Percentage of  total revenue              <1%        <1%        1%         1%
 Change from prior year                    -4%                 +93%

      License Gross Profit           $ 19,858   $ 14,212  $ 58,214   $ 38,407
      Gross Profit Margin                  95%        93%       93%        94%
      Change from prior year              +40%                 +52%
                                      ------------------   ------------------

 Cost of support and service         $ 61,436   $ 52,073  $178,412   $152,818
 Percentage of  total revenue              46%        44%       45%        45%
 Change from prior year                   +18%                 +17%

      Support and Service Gross      $ 31,073   $ 26,280  $ 85,471   $ 74,776
      Gross Profit Margin                  34%        34%       32%        33%
      Change from prior year              +18%                 +14%
                                      ------------------   ------------------

 Cost of hardware                    $ 14,584   $ 19,185  $ 49,010   $ 51,579
 Percentage of  total revenue              11%        16%       12%        15%
 Change from prior year                   -24%                  -5%

      Hardware Gross Profit          $  6,346   $  6,827  $ 18,903   $ 21,502
      Gross Profit Margin                  30%        26%       28%        29%
      Change from prior year               -7%                 -12%
                                      ------------------   ------------------

 TOTAL COST OF SALES                 $ 77,105   $ 72,389  $231,850   $206,693
 Percentage of  total revenue              57%        60%       59%        61%
 Change from prior year                    +7%                 +12%

      TOTAL GROSS PROFIT             $ 57,277   $ 47,319  $162,588   $134,685
      Gross Profit Margin                  43%        40%       41%        39%
      Change from prior year              +21%                 +21%

 Cost of license decreased slightly for the third quarter due to less third party reseller agreement software vendor costs. These costs increased for the nine months of fiscal 2005 due to increased third party reseller agreement software vendor costs in prior quarters of the current fiscal year. Cost of support and service increased for the third quarter and the nine months, in line with the support and service revenue increase, primarily due to increased headcount and depreciation expense as compared to the same periods last year. Cost of hardware decreased for the third quarter and the nine months of fiscal 2005, in line with the decrease in hardware sales, primarily due to the types of equipment delivered, with varying vendor incentives in the current year. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.


 GROSS PROFIT

 Gross profit margin on license revenue increased in the third quarter and decreased slightly for the nine months of fiscal 2005 due to the timing of license revenue and the associated costs through reseller agreements. The gross profit margin remained at 34% in support and service for the third quarter in both fiscal years, but decreased slightly for the nine months of fiscal 2005, primarily due to increased headcount relating to support and service, facility costs related to new acquisitions, and depreciation expense of new equipment. Hardware gross margin increased in the third quarter of fiscal 2005 due to vendor rebates received. For the nine months of fiscal 2005, hardware margins decreased minimally due to the number of hardware shipments and sales mix.


 OPERATING EXPENSES

 Selling and Marketing                Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Selling and marketing               $ 11,598   $  8,634  $ 34,250   $ 25,937
 Percentage of  total revenue               9%         7%        9%         8%
 Change from prior year                   +34%                 +32%

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

 For the three months and nine months ended March 31, 2005, selling and marketing expenses increased due to higher commission and related expenses due to increased revenue and to additional expenses incurred by entities acquired during each period.

 Research and Development             Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 Research and development            $  7,738   $  6,344  $ 20,621   $ 17,575
 Percentage of  total revenue               6%         5%        5%         5%
 Change from prior year                   +22%                 +17%

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

 Research and development expenses increased primarily due to employee costs in relation to increased headcount for ongoing development of new products and enhancements to existing products, plus depreciation and equipment maintenance expense. Research and development expenses increased to 6% of total revenue for the third quarter ended March 31, 2005, but remained at 5% of total revenue for the nine months ended March 31, 2005.

 General and Administrative           Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                      ------------------   ------------------
                                       2005       2004      2005       2004
                                      -------    -------   -------    -------
 General and administrative          $  6,915   $  6,842  $ 22,507   $ 21,520
 Percentage of  total revenue               5%         6%        6%         6%
 Change from prior year                    +1%                  +5%

 General and administrative expense increased for the third quarter and year-to-date in fiscal 2005, primarily due to increased expenses related to customer user group meetings, and insurance expense related to the additional sites and increased coverage as compared to the same period last year. Although general and administrative expenses increased in both the third quarter and year-to-date, expenses remained at 5% of total revenue in the current quarter and 6% of total revenue in the third quarter of last fiscal year. For the nine months, expenses were 6% of total revenue for both fiscal years.


 INTEREST INCOME (EXPENSE)

 Net interest income for the three and nine-months ended March 31, 2005 reflects a $135 decrease and a $127 increase, respectively. The decrease in interest income of $77 for the third quarter is due to lower cash balances as compared to the nine month increase of $173, which is due to higher cash balances in prior quarters of fiscal 2005. The increase of interest expense of $58 for the third quarter and $46 for the nine months is due to interest expense on the bank credit line that was renewed in October 2004.


 PROVISION FOR INCOME TAXES

 The provision for income taxes was $11,658 and $32,277 for the three and nine months ended March 31, 2005, compared with $9,379 and $25,692 for the same three and nine-month periods in fiscal 2004. For the current fiscal year, the rate of income taxes is estimated at 37.5% of income before income taxes compared to 36.5% for the same periods in fiscal 2004. The change reflects an overall increase in the effective state income tax rate.


 NET INCOME

 Net income increased 19% to $19,429, or $0.21 per diluted share, for the three months ended March 31, 2005 compared to $16,316, or $0.18 per diluted share, for the three months ended March 31, 2004. Net income increased 20% to $53,795, or $0.58 per diluted share, for the nine months of fiscal 2005 compared to $44,696, or $0.49 per diluted share, for the nine-month period ended March 31, 2004.


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

 Bank                   Three Months Ended    %      Nine Months Ended   %
                             March 31,     Change       March 31,     Change
                        -------------------------   ------------------------
                         2005       2004             2005       2004
                        -------    -------          -------    -------
 Revenue               $104,241   $ 96,671    8%   $315,362   $282,461   12%
 Gross Profit          $ 44,161   $ 39,185   13%   $133,314   $113,774   17%

 Gross Profit Margin         42%        41%              42%        40%

 Revenue growth in the bank segment for the third quarter and nine months of fiscal 2005 is attributable to the significant increase in license revenue related to new core customers, migrations from legacy systems, and sales of complementary products, together with the steady increase in support and services relating to maintenance for in-house and outsourced customers. ATM and debit card processing continue to experience strong organic growth, along with expanding customer bases.

 The bank segment increased gross profit for the third quarter and year-to-date in fiscal 2005 due to revenue growth from bank customers and continued leveraging of resources and infrastructure combined with company-wide cost controls.

 Credit Union           Three Months Ended    %      Nine Months Ended   %
                             March 31,     Change       March 31,     Change
                        -------------------------   ------------------------
                         2005       2004             2005       2004
                        -------    -------          -------    -------
 Revenue               $ 30,141   $ 23,037   31%   $ 79,076   $ 58,917    34%
 Gross Profit          $ 13,116   $  8,134   61%   $ 29,274   $ 20,911    40%

 Gross Profit Margin         44%        35%              37%        35%

 Revenue growth in the credit union segment for the third quarter and year to date of fiscal 2005 is attributable to the rise in license revenue from our credit union products together with a strong increase in support and service revenue from maintenance for in-house customers, with the largest growth being in credit union outsourcing. ATM and debit card processing activity is also growing rapidly in our credit union segment from both organic growth and expansion of our customer base.

 The credit union gross profit increased for the third quarter and the nine months of 2005 primarily due to revenue from delivery and acceptance of new core systems. There was an increase in the hardware margin for the third quarter, mainly due to vendor rebates compared to the same period in the prior year. However, the increase in the third quarter did not raise the year-to-date hardware margins, which had a small decrease for the nine months of fiscal year 2005 due to the mix of products sold.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents decreased to $15,952 at March 31, 2005, from $53,758 million at June 30, 2004 and $88,905 at March 31, 2004.
 The decrease is primarily due to payment for acquisitions of $119,616. Cash provided by operations increased $1,447 to $105,116 for the nine months ended March 31, 2005 as compared to $103,669 for the same period last year. The increase in net cash from operating activities consists of an increase in net income of $9,099, and an increase in depreciation and amortization of $3,636, plus changes in trade receivables of $10,406, prepaid expenses of ($3,707), accounts payable and accrued expenses of $1,110, offset by decreasing income taxes of ($5,671) and deferred revenues of ($13,447).

 Cash used in investing activities for the current period totaled $157,379. The largest use of cash was for payment of acquisitions in the amount of $119,616. Capital expenditures totaled $33,428, and internal computer software developed used $4,607.

 Financing activities netted cash of $14,457 during the nine months ended March 31, 2005 and included proceeds from the issuance of stock for stock options exercised and the sale of treasury and common stock to the employee stock purchase plan of $11,238 and $565, respectively. Borrowing under a line of credit note payable amounted to $14,000 and dividends were paid to the stockholders of $11,346 during the nine-month period ended March 31, 2005.

 The Company renewed a credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (5.75% at March 31, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. At March 31, 2005, no amount was outstanding.

 In October 2004, the Company renewed a bank credit line that provided for funding up to $25,000 and bore interest at a variable LIBOR-based rate. At March 31, 2005, there was a 30-day note outstanding for $14,000 under such credit line. The credit line was terminated and the outstanding note of $14,000 was paid in full on April 19, 2005, using the proceeds of a loan under a new unsecured revolving bank credit facility, entered into on the same date.

 The new unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time in the next three years to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010.

 Also subsequent to March 31, 2005, on April 29, 2005, the Board of Directors increased its existing 3.0 million share stock repurchase authorization by
 2.0 million, bringing the total authorization to 5.0 million shares. The Company will finance its share repurchase with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time.


 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $33,428 and $33,069 for the nine-month periods ended March 31, 2005 and 2004, respectively, were made for expansion of facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $45,000 for fiscal year 2005.

 On September 21, 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares on October 4, 2002. The buyback was funded with cash from operations. At June 30, 2004, there were 315,651 shares remaining in treasury stock. During the nine months ended March 31, 2005, treasury shares of 306,027 were reissued for the shares exercised in the employee stock option plan and 9,624 were reissued for the shares exercised in the employee stock purchase plan. At March 31, 2005, there were no shares remaining in treasury stock.

 Subsequent to March 31, 2005, the Company's Board of Directors declared a cash dividend of $.045 per share on its common stock payable on May 24, 2005, to stockholders of record on May 9, 2005. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial outlook continues to be favorable.


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


 Accounting Pronouncements

 In December 2004, the Financial Accounting Standard Board ("FASB") issued Statement No. 123 ("FAS 123R"), Share-Based Payment and on March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of stock options and restricted stock granted to employees, while SAB No. 107 addresses issues regarding valuation methods and selection of assumptions. The Company will apply these standards beginning July 1, 2005; however the Company has not completed the process of evaluating the methodology to be used to implement the requirements of these standards.

 In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and therefore effective for the Company on July 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial statements.


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


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, and continued gross margin growth for the three and nine months ended March 31, 2005, and sustained growth in cash flow from operations for the nine months ended March 31, 2005. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 PART II.   OTHER INFORMATION

 ITEM 6.  EXHIBITS

 31.1  Certification of the Chief Executive Officer dated May 6, 2005.

 31.2  Certification of the Chief Financial Officer dated May 6, 2005.

 32.1  Written Statement of the Chief Executive Officer dated May 6, 2005.

 32.2  Written Statement of the Chief Financial Officer dated May 6, 2005.



                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JACK HENRY & ASSOCIATES, INC.

   Date: May 6, 2005                  /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: May 6, 2005                  /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer