Form 10-K
period 2005-06-30
HENRY JACK & ASSOCIATES INC
filed 2005-09-13
CIK 779152

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-K
   (Mark One)

      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2005

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

                         Common Stock ($0.01 par value)
                         -----------------------------
                                 (Title of Class)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [ X ]  No  [   ]

   Indicate by  check mark  if disclosure  of delinquent filers  pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Indicate by check mark whether the Registrant is an accelerated filer (as
   defined in Exchange Act Rule 12b-2)  Yes  [ X ]  No  [   ]

   Indicate by  check mark  whether the  Registrant is  a shell  company (as
   defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [ X ]

   As of August 17, 2005, the Registrant had 91,620,750 shares of Common Stock outstanding ($0.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,480,344,116 (based on the average of the reported high and low sales prices on NASDAQ on such date).

                     DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

                              TABLE OF CONTENTS

    PART I                                                    Page Reference

    ITEM 1.    BUSINESS                                               3

    ITEM 2.    PROPERTIES                                            17

    ITEM 3.    LEGAL PROCEEDINGS                                     17

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                      17


    PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY,
               RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES (1)                    18

    ITEM 6.    SELECTED FINANCIAL DATA                               19

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         20

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                     31

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           32

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                58

    ITEM 9A.   CONTROLS AND PROCEDURES                               58

    ITEM 9B.   OTHER INFORMATION                                     58


    PART III

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT  (2)                                   59

    ITEM 11.   EXECUTIVE COMPENSATION  (3)                           59

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (4)    59

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (5)    59

    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES (6)            59


    PART IV

    ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES            59


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

                                    PART I

 Item 1.  Business

 Jack Henry & Associates, Inc. ("JHA" or the "Company") is a leading provider of integrated computer systems providing data processing and management information to banks, credit unions, other financial and non-financial institutions in the United States. The Company was formed in 1976 and made its initial public offering in 1985. Since formation, JHA has grown by developing highly specialized products and services for its financial institution customers, acquiring organizations that complement and add to the infrastructure of the Company, retaining satisfied customers and adding new customers.

 We offer a complete, integrated suite of data processing system solutions to improve our customers' management of their entire back-office and customer/member interaction processes. We believe our solutions enable our financial institution customers to provide better service to their customers and compete more effectively against other banks, credit unions, and alternative financial institutions. Our customers either install and use our systems in-house or outsource these operations to us. We perform data conversion and hardware and software installation for the implementation of our systems and integrated applications. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with continuing client relationships and recurring revenue. For our customers who prefer not to acquire hardware and software, we provide outsourcing services through 6 data centers and 22 item-processing centers located across the United States.

 Our gross revenue has grown from $366.9 million in fiscal 2001 to $535.9 million in fiscal 2005, representing a compound annual growth rate over this five-year period of 17%. Net income from continuing operations has grown from $55.6 million in fiscal 2001 to $75.5 million in fiscal 2005, also a compound annual growth rate of 17%.

 Industry Background

 According to the Automation in Banking 2005 report, United States financial institutions, including commercial banks, thrifts and credit unions, increased spending on hardware, software, services and telecommunications to $45.9 billion in calendar 2004 from $38.3 billion in calendar 2000, representing a compound annual growth rate of 5%. There was an increase in industry spending of 8% from December 31, 2003 to December 31, 2004.

 The Federal Deposit Insurance Corporation ("FDIC") reported there were approximately 9,000 commercial and savings banks in the United States as of December 31, 2004. Our bank systems and services segment, which represented approximately 80% of our total revenues in fiscal 2005, is primarily commercial banks with less than $30.0 billion in assets, of which there were approximately 8,900 at December 31, 2004. Consolidation within the banking and savings services industry has resulted in a 3% compound annual decline in the population of commercial banks from calendar years 2000 to 2004. Even with the decline in the population, aggregate assets of these banks increased at an annual compound rate of 8% between calendar year 2000 and 2004. Comparing calendar year 2004 to 2003, new bank charters increased 8% and mergers increased 17%.

 Our other market segment is credit union systems and services within the United States. The National Credit Union Association reported there were approximately 9,200 credit unions in the United States as of December 31, 2004. This segment represented approximately 20% of our total revenues in fiscal 2005. These are primarily cooperative, not-for-profit financial institutions organized to promote savings and provide credit and services to their members. Although the number of these credit unions has declined at a 3% compound annual rate between calendar year 2000 and 2004, their aggregate assets have increased at a compound annual growth rate of 10% to $661.8 billion at December 31, 2004.

 Commercial banks and credit unions play an important role in the geographic and demographic communities and with the customers they serve. Typically, customers and members of these financial institutions rely on them because of their ability to provide personalized, relationship-based services while focusing on retail, commercial and business needs. We believe these core strengths will allow our financial institution customers to effectively compete with other banks, credit unions and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe these banks and credit unions must:

        * focus on excellence in delivery to customers/members of their primary products and service offerings;

        * sell more products and services to existing customers through utilization of customer relationship management ("CRM") products;

        * deploy products and services that enable customers to conduct their banking transactions through the channel of their choice, such as internet banking and bill payment, electronic account statements, interactive voice response systems and ATM delivery channels;

        * capitalize on deposit growth opportunities through technological solutions that allow for remote deposit capture at the merchant's place of business;

        * manage by using products and services that deliver business intelligence assimilated and analyzed on an automated basis;

        * implement advanced technologies and services, such as enhanced security protection, imaging for all transactions and platform automation;

        * use advanced technologies in back-office processes to improve operating efficiency and control costs, while increasing service and lowering costs to their customers;

        *  introduce   new   revenue   generating   products   and   services
           complementing traditional banking services, such as insurance products; and

        * manage risks by implementing technology that monitors and tracks transactions for fraud and criminal behavior.

 According to Automation in Banking 2005 and Callahan & Associates 2004 in calendar 2004 approximately 56% of all commercial banks and 75% of all credit unions utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided system services on an outsourced basis for 44% of all banks and 25% of all credit unions. For a number of years, we have been expanding our outsourcing services and capacity to include all of our core solution products.

 Internet banking, on-line bill payment, and other services for individuals, plus cash management, Automated Clearing House ("ACH") management and other services for the commercial customers of financial institutions continue to grow rapidly within the industry. Callahan and Associates' 2005 Credit Union Technology Survey reported 91% of credit union respondents now offer internet home banking and 87% offer on-line bill pay. In the banking industry Grant Thornton's Twelfth Annual Survey of Bank Executives reports that 7 in 10 bankers promoted internet banking and bill payment to retain deposits in 2004 and 6 in 10 report plans to emphasize these services in 2005.

 According to  Callahan  &  Associates 2004  Credit Union  Technology  Survey
 released in April 2005 95% of the respondents stated multi-factor authentication or biometrics technology was a spending priority in 2005, while 63% of respondents indicated new full service ATM deployment was necessary in 2005.

 Our Solution

 We are a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information and security technology, and data processing needs of financial institutions on various hardware platforms and operating systems. Our business derives revenues from three primary sources of revenue:

      *  software licenses;

      *  support and service fees which include implementation services; and

      *  hardware sales, which includes all non-software remarketed products.

 We develop software applications designed primarily for use on hardware supporting IBM and UNIX/NT operating systems. Our marketed product and service offerings are centered on five proprietary software applications, each comprising the core data processing and information management functions of a commercial bank or credit union. Any of these core systems can be utilized either through an in-house or outsourced delivery method depending on the financial institution's management style and philosophy. Key functions of each of our core software applications include deposits, loans, general ledger, and customer information file. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs without needing to customize or program the software. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. To complement our core software applications, we provide approximately 100 integrated complementary products and services for use on an in-house or an outsourced basis by financial institutions.

 The financial services industry today is highly competitive, with new entrants competing for market share of traditional banking services, including the formation of banking affiliates by insurance companies, brokerage firms and even retailers. We believe our integrated solutions provide our customers with tools and strategies to increase revenues, contain costs, and deliver premium customer services. Specifically our integrated products and services enable them to:

        * Implement Advanced Technologies with Full Functionality. Our comprehensive suite of products and services is designed to meet our customers' information technology needs through custom-tailored solutions using proprietary software products. Our clients can either perform these functions themselves on an in-house basis through the implementation of our software systems or outsource those functions to us.

        * Rapidly Deploy New Products and Services. Once a financial institution has implemented our core software, either in-house or on an outsourced basis, we can quickly and efficiently implement additional applications and functions. This allows our customers to rapidly deploy new products and services for their clients and members while generating new revenue streams. We offer state-of-the-art solutions with the latest technology which allows financial institutions to concentrate on critical business processes while attending to the needs of their customers. Our products include a full suite of ATM management products, a suite of fraud detection and prevention products, a suite of document and check image products, ACH and remote merchant capture and electronic clearing services and a fingerprint authentication solution utilizing biometric security.

        * Integrate with Other Solutions. Our open system architecture "jXchange" will allow for easier integration between products, whether it is a JHA product or an application from another vendor, to allow the customer to best meet their particular needs.

        * Focus on Customer Relationships. Our products and services allow our customers to stay focused on their primary business of gaining, maintaining and expanding their customer relationships while providing the latest technology in financial products and services.

        * Access Outsourcing Solutions to Improve Operating Efficiency. Customers utilizing our outsourcing solutions benefit from access to all of our products and services without having to maintain personnel to update and run these systems and without having to make large up-front capital expenditures to implement these advanced technologies.

        * Solve Complex Business Operating Needs. Our customers' businesses have become more complex and carry added regulatory and reporting burdens unique to financial institutions. Customers using our unique products specifically developed to satisfy niche, complex business issues can contain costs, and have increased levels of accuracy and provide assurance that the customer is in compliance with regulatory requirements.

        * Manage Risk. We offer a range of solutions that help our customers manage operational risks, including disaster recovery services, biometric security, and software designed to detect and react to fraudulent transactions.

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

        * Continue to Expand Our Product and Service Offerings. We continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advances and the changing requirements of our clients. For example, we offer several turn-key solutions that enable financial institutions to rapidly deploy sophisticated and state-of-the-art new products and services. Our integrated solutions enable our customers to offer competitive services relative to larger banks and alternative financial institutions. We intend to continue to expand Internet solutions, security solutions, exception management reporting, document management solutions and other products and services.

        * Expand Our Existing Customer Relationships. We seek to increase the information technology and security products and services we provide to those customers that do not utilize our full range of products and services. In this way, we are able to increase revenues from current customers with minimal additional sales and marketing expenses.

        * Extend Our Markets. We now market and sell products and services to virtually any financial institution regardless of what core processing solution is utilized, effectively extending our targeted market for selected complementary products to over 16,000 additional financial institutions in the United States, as well as additional vertical industries.

        * Adopt Open Integration Standards. We are increasing our utilization of more open integration standards through Service Oriented Architecture and Web Services through our jXchange integration tools enabling increased interoperability between our products and services and those of third parties.

        * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2005, we have over 6,900 customers, an increase of 142% from fiscal 2000 with 2,850 customers.

        * Build Recurring Revenue. We enter into contracts with customers to provide services that meet their ongoing information technology needs. We provide ongoing software support for our in-house customers. Additionally, we provide data processing for our outsourcing customers and ATM and debit card transaction switching services, both on contracts that typically extend for periods of five to ten years.

        * Maximize Economies of Scale. We strive to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

        * Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees; a strategy which has contributed to low employee turnover.

 Our Acquisitions

 To complement and accelerate our internal growth, we selectively acquire companies that provide us with one or more of the following:

        *  products and services to complement our existing offerings;

        *  new customers;

        * entry into new markets within financial services as well as other vertical markets; and/or.

        *  additional outsourcing capabilities.

 When evaluating acquisition opportunities, we focus on companies with highly demanded products and services, a strong employee base and management team and excellent customer relationships. Since the start of fiscal 2002, we have completed the following acquisitions:

  Fiscal
   Year   Company or Product Name         Products and Services
   ----   -----------------------         ---------------------
   2005   Tangent Analytics               Business Intelligence Solutions
   2005   Stratika                        Profitability Solutions
   2005   Synergy, Inc.                   Document Imaging
   2005   TWS, Inc.                       ATM Image/ Item Processing
   2005   Optinfo, Inc.                   Enterprise Exception Management
   2005   Verinex Technologies            Biometric Security Solutions
   2005   Select Payment Processing       Payment Processing Solutions
   2005   Banc Insurance Services         Insurance Agency Outsourcing
   2004   Call Report Analyzer, Y9        Regulatory Reporting
   2004   e-ClassicSystems, Inc.          Software products to manage ATM
                                          networks
   2004   PowerPay.ach, .rck, and .arc    Suite of Automated Clearing House
                                          products
   2004   Yellow Hammer Software, Inc.    Fraud Protection for financial
                                          institutions
   2003   National Bancorp Data           Item Processing services
          Services, LLC
   2003   Credit Union Solutions, Inc.    Data processing systems and
                                          services for smaller credit unions
   2002   Transcend Systems Group         Customer Relationship Management
                                          software and related services
   2002   System Legacy Solutions         Image data conversion systems


 Our Products and Services

 Changing technologies, business practices and financial products have resulted in issues of compatibility, scalability and increased complexity for the hardware and software used in many financial institutions. We have responded to these issues by developing a fully integrated suite of products and services consisting of core software systems, hardware, and complementary products and services.

 We provide our full range of products and services to financial institutions on either an in-house or outsourced basis. For those customers who prefer to purchase systems for their in-house facilities, we contract to sell computer hardware with the licenses for core and complementary software. We also contract to provide installation, data conversion, training and ongoing support, and other services along with other services to assist customers in management of operation efficiencies.

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update, and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of 6 data centers and 22 item-processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on service contracts of up to 5 years for these services.

 While it is our goal to provide the full suite of solutions a financial institution may require, we recognize the reality that a number of our clients will wish to deploy some technology solutions provided by other companies. Accordingly, we are deploying enhanced integration capabilities with third party solutions. This is particularly important as we continue to expand our presence in the mid-tier banking space, defined as banks ranging from $1 to $30 billion in assets.

 Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in
 Note 13 to the Consolidated Financial Statements (see item 8 below).

 Hardware Systems

 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM Corporation, Avnet, Inc. and other hardware providers which allow us to purchase hardware at a discount and sell (remarket) it to our customers. We currently sell the IBM eServer systems (iSeries, pSeries and xSeries); IBM workstations; Dell servers and workstations; NCR, BancTec and Unisys check transports; and a variety of other devices that complement our software solutions.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications 29 years ago. In addition to our remarketing agreement with IBM, which we regularly renew, we have been named a "Premier Business Partner" of IBM for the last thirteen consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Biometrics is the latest technology in security for financial and non-financial institutions. We offer a fingerprint scanner along with flexible, state-of-the-art software components which provide the framework for the complete suite of applications.

 In continuing our belief of being a 'complete solution', we also offer a full line of financial institution forms required for day-to-day operations, year-end tax forms, plus office and operating supplies for their equipment.

 Core Software Applications

 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. We can custom-tailor these modules utilizing parameters determined by our customers. The applications can be connected to a wide variety of peripheral hardware devices used in financial institutions' operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve operational efficiencies.

 For a customer who chooses to acquire in-house capabilities, we generally license our core system under a standard license agreement, which provides the customer with a fully paid, nonexclusive, nontransferable right to use the software on a single computer and at a single location. The same core software system can be delivered on an outsourced basis as well.

 Our core software applications are differentiated broadly by customer size, scalability, functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

 Bank Systems and Services Segment

        * Silverlake System[R] operates on the IBM iSeries processing platform and is used primarily by banks with total assets ranging from $500 million to $30.0 billion;

        * CIF 20/20[R] operates on the IBM iSeries processing platform and is primarily used by and targeted to banks ranging from de novo up to $1.0 billion in assets;

        * Core Director[R] operates on the Windows Server-based platform employing client/server technology and is primarily used by and targeted to banks ranging from de novo up to $1.0 billion in assets.

 Credit Union Systems and Services Segment

        * Episys[R] operates on the IBM pSeries processing platform with a UNIX/NT operating system and is used primarily by credit unions with total assets greater than $50.0 million. According to Callahan and Associates 2005 Credit Union Directory, our Episys[R] core product is the most widely installed data processing solution among credit unions with assets exceeding $25 million in the United States.

        * Cruise[R] operates on the IBM xSeries platform, utilizing Microsoft SQL Server with a 100% Windows[R] interface, allowing all data available with 'point and click' simplicity. Cruise is used primarily by credit unions with total assets under $50.0 million.

 Complementary Products and Services

 In years past our strategy has been focused on two fronts; acquiring new core banking and credit union clients, and selling additional complementary products and services to those banks and credit unions that were using our core solutions. We did not generally offer our complementary products and services to banks or credit unions that were not using one of our core processing solutions. With our acquisitions in recent years, we are now marketing and selling selected complementary products and solutions to banks and credit unions regardless of which core processing solutions the financial institutions are using. Thus, in today's environment we now have essentially two categories of complementary products: 1) those that we offer only to those banks or credit unions that use one of our core processing solutions, and 2) those that we offer to any financial institution regardless of core provider, which are primarily those products and services we acquired in 2004 and 2005.

 We offer the banks and credit unions using Jack Henry core processing systems approximately 100 complementary products or services. These products have been developed and designed to assist banks and credit unions accomplish specific business strategies. Our complementary products are categorized into product families by particular business strategy needs. The product families and a sample of some of the solutions offered within each family are as follows:

 Business Intelligence

        * Synapsys[R] is an enterprise-wide relationship management solution for both retail and commercial customers that integrates sales management, customer profiling, automated sales tracking, profitability assessment, lead generation, and referral tracking capabilities.

        * ARGOKeys[R] is the ARGO/JHA joint solution for our Silverlake customers that provides branch sales and automation solutions, including a deposit platform, a lending platform with an advanced automated decision module, and a complete CRM solution, all of which are fully integrated with our core and teller systems.

        * Stratika RPM[TM] is a Relationship Profitability Manager that provides enterprise profitability solutions for banks and credit unions. RPM provides detailed profitability measurement systems for customized product, account, customer, relationship, branch, regional, and organizational profitability measurements.

        * Intelligence Warehouse / Intelligence Manager is a business intelligence and analytics solution for our Silverlake customers designed to capture data from any number of sources and store all data in one data warehouse. This Intelligence Warehouse then serves as the foundation for developing business insights, to report on user defined performance and event driven metrics. These insights are delivered to the Intelligence Manager desktop in the form of user defined interactive "dashboards" to give users an "at a glance" view of activities and performance measurements within their financial institution.

        * Business Analytics[TM] is a Web-based business intelligence framework which integrates enterprise-wide systems to pull information together from many sources and put it into a usable format for strategic decision reporting through the use of a dash board.

        * eEMS[TM] is an enterprise risk management solution consisting of four integrated modules. nBalance[R] is a real-time, rules-based data reconciliation module. Exception Manager automates the research and resolution of data discrepancies. Case Manager automates the workflow to resolve and repair exceptions. Our Risk and Control Console provides an analytic tool to deliver business intelligence about operational risk.

 Retail Delivery

        * InTouch Voice Response[TM] is a fully-automated interactive voice response system for 24-hour telephone-based customer account management.

        * OnTarget[TM] is an integrated deposit platform, lending platform, and teller solution for our Core Director and Banker II customers through a partnering alliance with ARGO.

        * Streamline Platform Automation[R] is an automated new account origination and documentation preparation solution that integrates new customer data, including signature cards, disclosure statements, and loan applications into the core customer data files on a real-time basis for our iSeries customers.

        *  Vertex Teller Automation System[TM] is an online teller automation
           system  that  enables   tellers  to   process  transactions   more
           efficiently and with greater accuracy.

        *  Banc  Insurance  Services[TM]   provides  a  complete   outsourced
           insurance agency custom-branded for a financial institution.

 Business Banking

        * NetTeller[R] Cash Management solution offers commercial banking customers flexibility and online access to their accounts with ACH, wire transfer, reporting and account management capabilities.

        * Mutual Fund Sweep is a deposit management solution that enables banks to transfer commercial customers' excess deposits into interest bearing overnight mutual fund investments.

        * Remote Deposit Capture is a web-based image capture, storage and processing solution which enables corporations and merchants to electronically convert paper checks of all types into ACH and/or Check 21 items.

        * Accounts Receivable Check Conversion ("ARC") is a web-enabled service that allows a business to electronically convert paper checks they receive in the mail, lockbox or in a drop box into ACH items.

        * Point of Purchase Check Conversion ("POP") is a web-enabled software solution that allows a business to electronically convert paper checks received in-person into ACH items.

        * Represented Check ("RCK") is web-enabled software that allows a financial institution to electronically re-present paper checks that have been returned to their commercial customers for insufficient funds.

        * Internet Checks ("WEB") is web-enabled software that allows a business to accept paper checks on their Internet website and electronically convert the payments into ACH items.

        *  Telephone Checks  ("TEL") is  web-enabled software  that allows  a
           business  to   accept  paper   checks  over   the  telephone   and
           electronically convert the payments into ACH items.

        * Preauthorized Payment and Deposit ("PPD") is web-enabled software that allows a business to process recurring check payments as ACH items.

        * Cash Concentration or Disbursement ("CCD") is web-enabled software that allows a business to collect and distribute business to business payments as ACH items.

 Internet Banking

        * NetTeller[R] Online Banking[TM] is an Internet-based home banking system that provides secure, real-time account information and transaction capabilities for individual commercial customers.

        * NetTeller[R] MemberConnect Web[TM] is an Internet-based home banking system that provides secure, real-time account information and transaction capabilities for credit union members.

        * NetTeller[R] Bill Pay[TM] is an on-line bill pay solution for financial institutions which allows their customers to make payments to any payee in North America.

        * DirectLine OFX allows NetTeller[R] customers to offer a direct connect service utilizing personal financial management tools for their customers.

        * eStatements is a suite of products which include an electronic document generation and delivery system for statements and notices to both bank and credit union customers.

 Electronic Funds Transfer

        * ATM Manager Pro[R] is a suite of software modules that provides reporting and operational analysis tools to ATM owners.

        * PassPort.atm[TM] can drive and monitor all types of lease lines and dial-up ATM's, along with the switch processing services
           connecting  financial  institutions   to  regional  and   national
           networks.

        * PassPort.dc[TM] allows financial institutions to issue, support, and manage signature based Visa[R] Check or MasterMoney[TM] debit cards worldwide.

        * PassPort.pro[TM] provides for online authorization, driving and monitoring of a financial institution's own network of up to hundreds of ATMs.

        * ImageCenter ATM[TM] is software that automates ATM deposits with image capture and processing, courier tracking and monitoring, fraud detection and prevention, and balancing.

 Asset Management and Protection

        * Biodentify[R] is a biometric fingerprint security solution that uses physical biometrics which are unique to every individual. The system provides wizard-based registration, single-touch identification, plus event logging for auditing and regulatory compliance.

        * Centurion Disaster Recovery[R] provides multi-tiered disaster recovery protection, including comprehensive disaster planning and procedures.

        * Fraud Detective[TM] is a suite of software modules that enables banks and credit unions to detect and react to suspicious transaction-based fraud. The system also alerts financial institutions of other fraudulent activity, such as money laundering and kiting.

        * Call Report Analyzer[TM] is Windows-based software designed to allow banks to accurately and efficiently file regulatory reports required by the FDIC.

        * Y-9 Report Analyzer[TM] allows banks to electronically file other regulatory reports ("Y-9C, Y-9LP, Y-11S, or Y-9SP")

        * TimeTrack Payroll System[TM] is an integrated payroll accounting and human resources software system.

        *  Demand Account  Reclassification  calculates  appropriate  reserve
           requirements  based   upon   reclassification   opportunities   of
           deposited funds.

 Item and Document Imaging

        * 4|sight[TM] item image solution is our new generation of imaging products, which allows our customers to create and store digital check images for inclusion in monthly statements, and facilitate their customer support services.

        * ImageCenter Check[TM] is a turnkey image-based item processing platform designed for the unique requirements of credit unions.

        * SuperIMAGE[R] is a check image system that provides enhanced integration, automation, and dependability in item imaging for high-volume environments.

        * Synergy Intelligent Document Imaging[TM] is a suite of product modules for companies of all sizes for intelligent document imaging by capturing, archiving and retrieval of paper based and electronic documents.

        * Check 21 solutions are a series of products enabling banks and credit unions to capture, package and send electronic check image cash letters for clearing transit items instead of sending cash letters of the actual physical checks for clearing.

        * TWS ATM Deposit Management/Image Capture[TM] enables is software designed to capture images of deposited items at the ATM and route the images to the processing center for image clearing.

 Professional Services and Education

        * FormSmart[R] provides day-to-day financial institution operating forms, year-end tax forms and other printing and office supplies.

        * Intellix[TM] is a consulting service specifically for our bank system and services segment. This service assists customers to fully utilize their core software products by developing workflow processes and re-engineering processes to capitalize on the capabilities provided within our core software.

        * Know-It-All Education[TM] offers multiple educational classes on our products and services through various formats, including self-paced electronic modules, internet classes with instructors, on-site training, and classes at numerous Jack Henry facilities.

        * Matrix Network Services[R] provides network design, implement-ation, security and related consulting services to financial institutions.

 Implementation and Training

 Although not a requirement, the majority of our customers contract separately with us for implementation and training services in connection with their purchase of in-house systems. The complete implementation process of a core system typically includes planning, design, data conversion, and testing. At the culmination of this process, one of our implementation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Separate charges for implementation fees are billed to our customers on either a fixed fee or hourly charge model depending on the system. Implementation and training services are also required in connection with new outsourcing customers, and are billed separately at the time of installation.

 Both in connection with implementation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training is provided in our regional training centers, at meetings and conferences, onsite at our customers' locations, or online with JHA Webex. Training can be customized to meet our customers' requirements. The large majority of our customers acquire training services from us, both to improve their employees' proficiency and productivity and to make full use of the complete functionality of our systems. Generally, training services are paid for on an hourly basis or as an annual subscription, representing blocks of training time that can be used by our customers in a flexible fashion.

 Support and Services

 Following the implementation of our integrated software at a customer site, we provide ongoing software support services to assist our customers in operating the systems. We also offer support services for hardware systems, primarily through our hardware suppliers, providing customers who have contracted for this service with "one-call" system support covering hardware and software applications.

 Support is provided through a 24-hour telephone service available to our customers seven days a week. Our experienced support staff can resolve most questions and problems quickly. For more complicated issues, our staff, with our customers' permission and assistance, can log on to our customers' systems remotely. We maintain our customers' software largely through releases which contain enhancements and additional features and functionality. Updates are issued also when required by changes in applicable laws and regulations. We provide support services on all of our core systems as well as our complementary software products regardless of whether it is delivered in-house or outsourced.

 In 2005, we introduced expanded company-wide support tools and capabilities through a suite of customer relationship management products from PeopleSoft which we refer to internally as jSource. jSource provides the ability for customers to utilize the internet to initiate support services, request customization and to track the status of any customer initiated projects online. The system is designed to provide us with comprehensive views of our customers and the ability to view events, sales activity or service-related issues that may transpire with each customer. jSource was initially rolled out for customer service and will be expanded into the sales and marketing aspects of our business throughout the next 12 to 18 months.

 Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for on an annual basis and are typically priced at approximately 18 to 20% of the particular software product's license fee. These fees generally increase as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally billed at June 30 and are paid in advance for the entire fiscal year, with pro-ration for new contracts that start during the year at the time of final conversion. Hardware support fees are also paid in advance for the entire contract period that ranges from one to five years. Most contracts automatically renew annually unless our customer or we give notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers by the same support personnel, but is included as part of their overall monthly fees and therefore not billed separately.

 Research and Development

 We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and complementary services once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers through formalized product Focus Groups, Change Control Boards, structured strategic meetings, at annual user group meetings, sales contacts and our ongoing maintenance services, our customers inform us of the new products and functionalities they desire. Research and development expenses for fiscal 2005, 2004, and 2003 were $27.7 million, $23.7 million, and $15.9 million, respectively.

 Sales and Marketing

 Our primary markets consist of commercial banks and credit unions with some products being utilized in other verticals and sold through our sales staff or channel partners.

 Dedicated sales forces, inside sales teams, and technical sales support teams conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our dedicated sales executives are responsible for sales activities focused on acquiring new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services. Our inside sales force markets specific complementary products and services to our existing customers. We also have a dedicated sales force responsible for new customers for our acquired businesses targeted outside our core customer base. All sales force personnel have responsibility for a specific territory. The sales support teams write business proposals and contracts and prepare responses to request-for-proposals regarding our software and hardware solutions. All of our sales professionals receive a base salary and performance-based commission compensation.

 Our marketing efforts consist of sponsorship and attendance at trade shows, e-mail newsletters, print media advertisement placements, telemarketing, and national and regional marketing campaigns. We also conduct a number of national user group meetings each year, which enable us to keep in close contact with our customers and demonstrate new products and services to them.

 We continue to sell and support selected products and solutions in the Caribbean, and now have installations in Europe and South America as a result of our recent acquisitions. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended June 30, 2005, 2004, and 2003.

 Backlog

 Our backlog consists of contracted in-house products and services (prior to delivery) and the remaining portion of outsourcing contracts, which are typically for five-year periods, and approximately represents the minimum guaranteed payments over the remainder of the contract period. Our backlog at June 30, 2005 was $64.0 million for in-house products and services and $135.1 million for outsourcing services, with a total backlog of $199.1 million. Of the $135.1 million amount of the backlog for outsourcing service at June 30, 2005, approximately $98.0 million is not expected to be realized in our current fiscal year due to the long-term nature of many of our outsourcing service contracts. Backlog at June 30, 2004 was $67.2 million for in-house products and services and $124.1 million for outsourcing services, with a total backlog of $191.3 million. Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience solid growth with new contracting activity and as we recognize revenue throughout the coming fiscal year, the backlog is expected to remain constant due to the revenue surpassing the new contracting activity.

 Competition

 The market for companies providing technology solutions to financial institutions is competitive and fragmented, and we expect continued strong competition from both existing competitors and companies entering our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Fidelity National Financial Inc., Fiserv, Inc., and Metavante. In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

 Intellectual Property, Patents, and Trademarks

 Although we believe that our success depends upon our technical expertise more than on our proprietary rights, our future success and ability to compete depends in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented. Instead, we rely on a combination of contractual rights and copyrights, trademarks and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers. We restrict access to and distribution of our source code and further limit the disclosure and use of other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. We cannot be certain that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

 Government Regulation

 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community/regional banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those under the federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers. Our customers must assess and determine what is required of them under these regulations and they contract with us to ensure that our products and services conform to their regulatory needs It is not possible to predict the impact any of these regulations could have on our business in the future.

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

 We provide outsourced data and item processing through our geographically dispersed OutLink Data Centers, electronic transaction processing through PassPort ATM and Select Payment, Internet banking through NetTeller, Internet Teller and MemberConnect online banking, and bank business recovery services through Centurion Disaster Recovery. As a service provider to financial institutions, our operations are governed by the same regulatory requirements as those imposed on financial institutions. We are subject to periodic review by Federal Financial Institution Examination Council regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

 Employees

 As of June 30, 2005 and 2004, we had 2,989 and 2,533 full time employees, respectively. Of our employees, approximately 600 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.

 Available Information

 Our internet website is easily accessible to the public at www.jackhenry.com. Our key corporate governance documents and our Code of Conduct addressing matters of business ethics are available in the "Investor Relations" portion of the website, together with archives of press releases and other materials. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings and amendments thereto that we make with the U.S. Securities and Exchange Commission (the "SEC") are available free of charge on the website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.


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

 Changes within the banking and credit union industry could reduce demand for our products. In the current environment of low interest rates, revenue growth at many commercial banks and credit unions has stagnated. Many banks and credit unions have been slow to resume their capital spending, including spending on computer software and hardware, affecting both our sales to new customers and upgrade/complementary product sales to existing customers.

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

 Our growth may be affected if we are unable to find or complete suitable acquisitions. We have augmented the growth of our business with a number of acquisitions and we plan to continue to acquire appropriate businesses, products and services. This strategy depends on our ability to identify, negotiate and finance suitable acquisitions. Substantial recent merger and acquisition activity in our industry has affected the availability and pricing of such acquisitions. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

 Acquisitions may be costly and difficult to integrate. We have acquired a number of businesses in the last year and will continue to explore acquisitions in the future. We may not be able to successfully integrate acquired companies. We may encounter problems in connection with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to identifiable intangible assets. Without additional acquisitions, we may not be able to grow and to develop new products and services as quickly as we have in the past to meet competitive challenges. If our integration strategies fail, our business, financial condition and results of operations could be materially and adversely affected.

 If our strategic relationship with IBM were terminated, it could have a negative impact on the continuing success of our business. We have developed a strategic relationship with IBM. As part of this collaborative relationship, we market and sell IBM hardware and equipment to our customers under an IBM Business Partner Agreement and resell maintenance on IBM hardware products to our customers. Much of our software is designed to be compatible with the IBM hardware that is run by a majority of our customers. If IBM were to terminate or fundamentally modify our strategic relationship, our relationship with our customers and our revenues and earnings could suffer. We could also lose software market share or be required to redesign existing products or develop new products that would be compatible with the hardware used by our customers.

 Competition may result in price reductions and decreased demand for our products and services. We expect that competition in the markets we serve will remain vigorous. We compete on the basis of product quality, reliability, performance, ease of use, quality of support, integration with other products and pricing. We cannot guarantee that we will be able to compete successfully with our existing competitors or with companies entering our markets in the future. Certain of our competitors have strong financial, marketing and technological resources and, in some cases, a larger customer base than we do. They may be able to adapt more quickly to new or emerging technologies or to devote greater resources to the promotion and sale of their products and services.

 The loss of key employees could adversely affect our business. We depend to a significant extent on the contributions and abilities of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. We do, however, have a management succession plan in place.

 Consolidation of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 9,000 commercial banks (includes savings & loans) and 9,200 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs, which will reduce our number of potential customers. Because of this consolidation, some of our existing customers could terminate, or refuse to renew their contracts with us and potential customers could break off negotiations with us.

 The services we provide to our customers are subject to government regulation that could hinder our ability to develop portions of our business or impose additional constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, some of our operations are examined by the Office of the Comptroller of the
 Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. The provision of financial services over the Internet has raised concerns with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance by the industry with standards and policies that have not been defined.

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

 Expansion of services to non-traditional customers could expose us to new risks. Some of our recent acquisitions include business lines that are marketed outside our traditional, regulated, and litigation-averse base of financial institution customers. These non-regulated customers may entail greater operational, credit and litigation risks than we have faced before and could result in increases in bad debts and litigation costs.

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

 The accounting treatment for employee stock options has changed, which will affect our earnings and cause us to reconsider our business practices. We previously accounted for the issuance of stock options under APB Opinion No. 25 and recognized no compensation expense for employee stock options. With the recent adoption of Statement of Financial Accounting Standards No. 123(R), we will be required in FY2006 to recognize compensation expense for granted stock options based upon a calculation of their fair values at date of grant. We have decided to reduce the number of stock options granted to employees and to rely instead on alternative forms of equity compensation, such as grants of restricted stock. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay them.

 Increases in service revenue as a percentage of total revenues may decrease overall margins. We continue to experience a trend of a greater proportion of our products being sold as outsourcing services rather than in-house licenses. We realize lower margins on service revenues than on license revenues. Thus, if service revenue increases as a percentage of total revenue, our gross margins will be lower and our operating results may be impacted.

 Failure to achieve favorable renewals of service contracts could negatively impact our outsourcing business. Our contracts with our customers for outsourced data processing services generally run for a period of 3-5 years. Because of the rapid growth of our outsourcing business over the last five years, we will experience greater numbers of these contracts coming up for renewal over the next few years. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us. If we are not successful in achieving high renewal rates upon favorable terms, our revenues from outsourcing and associated profit margins could be negatively impacted.


 Item 2.     Properties

 We own approximately 153 acres located in Monett, Missouri on which we maintain eight office and shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New
 Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, California. Our owned facilities represent approximately 778,000 square feet of office space in nine states. We have 48 leased office facilities in 24 states, which total approximately 291,000 square feet. All of the space is utilized for normal business purposes.

 Of our facilities, the credit union business segment uses office space totaling approximately 121,500 square feet in six facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of five other office facilities. The remainder of our leased and owned facilities, approximately 948,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

 We own seven aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.


 Item 3.  Legal Proceedings

 We are subject to various routine legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.


 Item 4.  Submission of Matters To a Vote of Security Holders

 None.



                                   PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 The Company's common stock is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "JKHY". The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by NASDAQ.

                    Fiscal 2005           High       Low
                    -------------------------------------
                    First Quarter        $20.13    $17.17
                    Second Quarter        20.55     18.50
                    Third Quarter         21.96     17.79
                    Fourth Quarter        19.19     15.35


                    Fiscal 2004           High       Low
                    -------------------------------------
                    First Quarter        $19.75    $16.25
                    Second Quarter        22.04     17.46
                    Third Quarter         21.00     17.70
                    Fourth Quarter        20.16     17.70

 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2005 and 2004 are as follows:

                    Fiscal 2005         Dividend
                    ----------------------------
                    First Quarter         $0.040
                    Second Quarter         0.040
                    Third Quarter          0.045
                    Fourth Quarter         0.045


                    Fiscal 2004         Dividend
                    ----------------------------
                    First Quarter         $0.035
                    Second Quarter         0.035
                    Third Quarter          0.040
                    Fourth Quarter         0.040

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

 On August 17, 2005, there were approximately 49,238 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $18.86 per share.


 Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased during the quarter ended June 30, 2005:

                                                Total Number    Maximum Number
                                     Average     of Shares      of Shares that
                       Total Number   Price     Purchased as      May Yet Be
                         of Shares  Paid Per  Part of Publicly  Purchased Under
 Period                  Purchased    Share    Announced Plans   the Plans (1)
 ----------------------  ---------   -------   ---------------  ---------------
 April 1 - April 30,            -   $      -              -        4,990,616
 May 1 - May 31, 2005     304,800   $  17.66        304,800        4,685,816
 June 1 - June 30, 2005   248,500   $  18.39        248,500        4,437,316
                         ---------   -------    ---------------  --------------
 Total                    553,300   $  17.99        553,300        4,437,316
                         =========   =======    ===============  ==============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, which was increased by 2.0 million shares on April 29, 2005. These authorizations have no specific dollar or share price targets and no expiration dates.


 Item 6.   Selected Financial Data

                                          Selected Financial Data
                                  (In Thousands, Except Per Share Data)

                                            YEAR ENDED JUNE 30,
                                ---------------------------------------------------
 Income Statement Data           2005       2004       2003       2002      2001(1)
 ---------------------          ---------------------------------------------------
 Revenue (2)                   $535,863   $467,415   $404,627   $396,657   $366,903
 Net income                    $ 75,501   $ 62,315   $ 49,397   $ 57,065   $ 55,631
 Diluted income per share      $   0.81   $   0.68   $   0.55   $   0.62   $   0.61
 Dividends declared per share  $   0.17   $   0.15   $   0.14   $   0.13   $   0.11

 Balance Sheet Data
 ------------------
 Working capital               $ 13,710   $ 85,818   $ 70,482   $ 67,321   $ 65,032
 Total assets                  $814,153   $653,614   $548,575   $486,142   $433,121
 Long-term debt                $      -   $      -   $      -   $      -   $    228
 Stockholders' equity          $517,154   $442,918   $365,223   $340,739   $302,504

 (1) Revenue for the year ended June 30, 2001, has been restated for the adoption of Emerging Issues Task Force Issue No. 01-14, "Income Statement
 Characterization of  Reimbursements Received  for 'Out  of Pocket'  Expenses
 Incurred".

 (2) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.

 OVERVIEW

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 22 item-processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations follows. All amounts are in thousands and discussions compare fiscal 2005 to fiscal 2004 along with fiscal 2004 to fiscal 2003.

 We derive revenues from three primary sources of revenue:

   - software licenses;

   - support and service fees, which include implementation services; and

   - hardware sales, which includes all non-software remarketed products.

 Over the last five fiscal years, our revenues have grown from $366,903 in fiscal 2001 to $535,863 in fiscal 2005. Income from continuing operations has grown from $55,631 in fiscal 2001 to $75,501 in fiscal 2005. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 2,300 customers who utilize our core software systems as of June 30, 2005.

 Since the start of fiscal 2001, we have completed 16 acquisitions. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

 License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services and ATM and debit card processing services. Outsourcing services are performed through our data and item centers. Revenues from outsourced item and data processing and ATM and debit card processing services are derived from monthly usage fees typically under five-year service contracts with our customers.

 Cost of license fees represents the third party vendor costs associated with license fee revenue.

 Cost of services represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services, and direct operation costs.

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


 RESULTS OF OPERATIONS

 FISCAL 2005 COMPARED TO FISCAL 2004

 Fiscal 2005 showed strong growth in license and support and service revenues and improved gross and operating margins, which allowed us to leverage a 15% increase in total revenue to a 21% increase in net income. The Company has made acquisitions which have had little effect on the results of operations.

 REVENUE

 License Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 License                          $  82,374  $  62,593      +32%
 Percentage of total revenue            15%        13%

 License revenue  represents  the  delivery  and  acceptance  of  application software systems contracted by us with the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue increased by $19,781 compared to last fiscal year mainly due to growth in delivery and acceptance of software systems within both the bank and credit union segments. Year-to-date license revenue in fiscal 2005 experienced growth in many software solutions. The leading elements were Episys[R] (our flagship software solution for larger credit unions), third party credit union ancillary software solutions, Silverlake System[R] (our flagship software solution for larger banks), 4|sight[TM] (our complementary image solution), and Fraud Detective[TM] (our anti-fraud and anti-money laundering software solution).

 Support and Service Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 Support and service              $ 364,076  $ 311,287      +17%
 Percentage of total revenue            68%        67%


    Year Over Year Change                     $ Change  % Change
                                              --------  --------
    In-House Support & Other Services        $  23,264       16%
    EFT Support                                 15,577       43%
    Outsourcing Services                        11,016       13%
    Implementation Services                      2,932        7%
                                              --------
    Total Increase                           $  52,789
                                              ========

 Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing services.

 There was strong growth in all of the support and service revenue components. In-house support and other services increased primarily from additional software licenses sold during the previous twelve months. EFT support, including ATM and debit card transaction processing services, experienced the largest percentage of growth. Our daily transaction counts are rapidly growing as our customers continue to experience consistent organic growth in ATM and debit card transactions as well as strong new customer contracting activity. Outsourcing services for banks and credit unions also continue to drive revenue growth at a strong pace as we add new bank and credit union customers and open new data processing sites. We expect growth in outsourcing to continue as we add services from recent acquisitions to our existing and new customers. Implementation services reflect growth as contracting activity continues for new license implementation as well as merger conversions for our existing customers.

 Hardware Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 Hardware                         $  89,413  $  93,535       -4%
 Percentage of total revenue            17%        20%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue continued to decrease as in prior years due to the overall rising equipment processing power and decreasing equipment prices. There was an increase in servers and the related components. Hardware maintenance revenue which represents 1.9% of the hardware revenue increased due to maintenance contracts acquired relating to acquisitions.

 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.

 Cost of Sales and Gross Profit
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 Cost of License                  $   5,547  $   4,738      +17%
 Percentage of  total revenue            1%         1%

   License Gross Profit           $  76,827  $  57,855      +33%
   Gross Profit Margin                  93%        92%
                                   -------------------

 Cost of support and service      $ 244,097  $ 207,730      +18%
 Percentage of  total revenue           46%        44%

   Support and Service Gross      $ 119,979  $ 103,557      +16%
   Gross Profit Margin                  33%        33%
                                   -------------------

 Cost of hardware                 $  63,769  $  66,969       -5%
 Percentage of  total revenue           12%        14%

   Hardware Gross Profit          $  25,644  $  26,566       -3%
   Gross Profit Margin                  29%        28%
                                   -------------------

 TOTAL COST OF SALES              $ 313,413  $ 279,437      +12%
 Percentage of  total revenue           58%        60%

   TOTAL GROSS PROFIT             $ 222,450  $ 187,978      +18%
   Gross Profit Margin                  42%        40%

 Cost of license increased for the fiscal year due to more third party reseller agreement software vendor costs. These costs increased primarily in the prior quarters of the current fiscal year. Gross profit margin on license revenue increased slightly due to the associated costs for third party software marketed through reseller agreements. Cost of support and service increased for the year, in line with the support and service revenue increase, primarily due to additional personnel costs and costs relating to the expanding infrastructure (including depreciation, amortization, and maintenance contracts) as compared to the same periods last year. The gross profit margin remained at 33% in support and service for both fiscal years, primarily due to increased headcount relating to support and service, facility costs related to new acquisitions, and depreciation expense of new equipment. Cost of hardware decreased for the year, in line with the decrease in hardware sales, primarily due to the types of equipment sold, with varying vendor incentives in the current year. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors. Hardware gross profit margin increased minimally due to the number of hardware shipments, sales mix and vendor rebates received throughout the year.

 OPERATING EXPENSES

 Selling and Marketing
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 Selling and marketing            $  46,630  $  35,964      +30%
 Percentage of total revenue            9%         8%

 Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conduct our sales efforts for our market segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services. Our inside sales force markets specific complementary products and services to our existing customers.

 For the 2005 fiscal year, selling and marketing expenses increased due to commissions and expenses related to revenue growth with a direct correlation to license and hardware revenue. Sales force head count from acquisitions during fiscal 2005 also contributed to the additional expenses for the year.

 Research and Development
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 Research and development         $  27,664  $  23,674      +17%
 Percentage of  total revenue            5%         5%

 We devote significant effort and expense to develop new software; to service products and to continually upgrade and enhance our existing offerings. Typically, we upgrade all of our core and complementary software applications once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.

 Research and development expenses grew primarily due to employee costs associated with increased headcount for ongoing development of new products and enhancements to existing products, depreciation and equipment maintenance expense and employees added from acquisitions. Research and development expenses remained at 5% of total revenue for both fiscal years.

 General and Administrative
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2005       2004
                                   --------   --------
 General and administrative       $  29,087  $  29,534       -2%
 Percentage of  total revenue            5%         6%

 General and administrative expense decreased due to overall cost control measures implemented throughout the year. In addition, General and administrative expenses decreased due to a loss on disposal of assets of approximately $1,000 along with assets being fully depreciated during fiscal 2005.

 INTEREST INCOME (EXPENSE)

 Interest income increased 16% from $1,006 to $1,162 due primarily to higher interest rates on invested balances. Interest expense increased 263% from $107 to $388 due to borrowings on the revolving bank credit facilities.

 PROVISION FOR INCOME TAXES

 The provision for income taxes was $44,342 or 37.0% of income before income taxes in fiscal 2005 compared with $37,390 or 37.5% of income before income taxes fiscal 2004. The decrease in the percentage for fiscal 2005 is due to changes in the estimated state tax rates and from our reevaluation of changes in state tax laws in relationship to our tax structure.

 NET INCOME

 Net income increased 21% from $62,315, or $0.68 per diluted share in fiscal 2004 to $75,501, or $0.81 per diluted share in fiscal 2005.


 FISCAL 2004 COMPARED TO FISCAL 2003

 Fiscal 2004 showed strong growth in revenues and improved gross and operating margins, which allowed us to leverage a 16% increase in revenues to a 26% increase in net income.

 REVENUE

 License Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 License                          $  62,593  $  48,284      +30%
 Percentage of total revenue            13%        12%

 License revenue  represents  the  delivery  and  acceptance  of  application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue grew by $14,309 compared to last fiscal year due to increased delivery of software relating to the timing of installations.

 Support and Service Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 Support and service              $ 311,287  $ 260,452      +20%
 Percentage of total revenue            67%        64%


    Year Over Year Change                     $ Change  % Change
                                              --------  --------
    In-House Support & Other Services        $  23,867       19%
    EFT Support                                  9,557       36%
    Outsourcing Services                        11,849       17%
    Implementation Services                      5,562       15%
                                              --------
    Total Increase                           $  50,835
                                              ========

 Support and service revenues are generated from implementation services (including conversion, implementation, configuration and training), annual support services to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT support (including ATM and debit card processing services).

 In-house  support  and  other  services  increased  due  to  our   continued
 implementation of core and complementary products during the fiscal year, for which most of these customers contract for ongoing support service, beginning upon final implementation. Outsourcing services experienced growth in volume with existing customers and installations of new customers, which led to expansion of our data centers. EFT services (including ATM and debit card processing) were offered to the credit union segment this year, which contributed to the growth. Implementation services grew over the prior year correlating to the increase of license revenue. Recurring revenue (support and service revenue less implementation services) increased to 57% of total revenue in fiscal 2004 from 55% of total fiscal 2003 revenue.

 Hardware Revenue
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 Hardware                         $  93,535  $  95,891       -2%
 Percentage of total revenue            20%        24%

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

 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, ATM and debit card processing services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers, plus the ongoing operating costs to provide support to our customers. These costs are recognized at the same time as the related hardware revenue is recognized.

 Cost of Sales and Gross Profit
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 Cost of License                  $   4,738  $   3,890      +22%
 Percentage of total revenue             1%         1%

   License Gross Profit           $  57,855  $  44,394      +30%
   Gross Profit Margin                  92%        92%
                                   -------------------

 Cost of support and service      $ 207,730  $ 178,256      +17%
 Percentage of total revenue            44%        44%

   Support and Service Gross      $ 103,557  $  82,196      +26%
   Gross Profit Margin                  33%        32%
                                   -------------------

 Cost of hardware                 $  66,969  $  69,145       -3%
 Percentage of total revenue            14%        17%

   Hardware Gross Profit          $  26,566  $  26,746       -1%
   Gross Profit Margin                  28%        28%
                                   -------------------

 TOTAL COST OF SALES              $ 279,437  $ 251,291      +11%
 Percentage of total revenue            60%        62%

   TOTAL GROSS PROFIT             $ 187,978  $ 153,336      +23%
   Gross Profit Margin                  40%        38%

 The increase in total cost of sales is primarily due to a 12% increase in employee related expenses for increased headcount and a 24% increase in depreciation and amortization expense included in the cost of support and service. This is due mainly to our efforts to continue improving operating efficiencies by investing and upgrading technology equipment. Both fiscal years' cost of support and service remained constant at 44% of total revenue. Cost of license increased mainly due to obligations to third party vendors for the software we resell. The decrease in cost of hardware correlates to the decrease in hardware revenue.

 Gross margin increased from 38% to 40% in fiscal 2004 due to overall increase in revenue while exercising cost control. Gross margin on license revenue remained consistent at 92% for both fiscal years. The gross profit improvement is due to a significant increase in the delivery of the Company's core and complementary software licenses. For fiscal 2004, delivery of third party license revenue and cost remained flat when compared with fiscal 2003. The increase in gross margin for support and service is primarily due to increased volumes, increased number of customers, and continued leveraging of resources of employees and equipment in our outsourcing and ATM/Debit card processing services.

 Hardware gross margin for fiscal 2004 and fiscal 2003 remained even at  28%.

 OPERATING EXPENSES

 Selling and Marketing
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 Selling and marketing            $  35,964  $  30,664      +17%
 Percentage of total revenue             8%         8%
 Change from prior year

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

 The increase in selling and marketing expenses relates to higher employee related expenses in fiscal 2004 compared with fiscal 2003, which is relatively in line with the growth in revenue.

 Research and Development
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 Research and development         $  23,674  $  15,892      +49%
 Percentage of  total revenue            5%         4%

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

 The increase in research and development expense is primarily attributable to a 45% increase in employee related expenses. The increase includes standard salary increases along with additional employee headcount for ongoing development of new products and enhancements to existing products in both segments of our business.

 General and Administrative
                                   Year Ended June 30,  % Change
                                   -------------------  --------
                                     2004       2003
                                   --------   --------
 General and administrative       $  29,534  $  29,509       <1%
 Percentage of  total revenue             6%         7%

 General and administrative expenses remained flat year over year. This is due to overall cost control measures implemented throughout the year.

 INTEREST INCOME (EXPENSE)

 Interest income increased 60% from $630 to $1,006 due to higher invested balances. Interest expense decreased 3% from $110 in fiscal 2003 to $107 in fiscal 2004.

 PROVISION FOR INCOME TAXES

 The provision for income taxes was $37,390 or 37.5% of income before income taxes in fiscal 2004 compared with $28,394, or 36.5% of income before income taxes in fiscal 2003. The increase in the percentage for fiscal 2004 is due to changes in various state tax laws and the allocation of income amongst states.

 NET INCOME

 Net income increased 26% from $49,397, or $0.55 per diluted share in fiscal 2003 to $62,315, or $0.68 per diluted share in fiscal 2004.


 BUSINESS SEGMENT DISCUSSION

 Bank Systems and Services

                        2005    % Increase    2004    % Increase     2003
                      -------   ----------  -------   ----------   -------
 Revenue             $428,695       12%    $382,084       11%     $343,127
 Gross Profit        $181,792       18%    $154,646       15%     $134,995

 Gross Profit Margin       42%                   40%                    39%

 The revenue increase in the bank systems and services business segment is primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit increased due to growth in license and support and service revenue, which carry a higher gross profit margin. There was a decrease in hardware revenue, which usually carries a lower gross profit margin. The mix of revenue combined with improved procedures and overall cost controls allowed us to leverage our resources, resulting in a steady increase to our profit margin year over year.

 In fiscal 2004, revenues in the bank systems and services business segment increased primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit in this business segment increased due the revenue mix, combined with improved procedures and overall cost controls.

 Credit Union Systems and Services

                        2005    % Increase    2004    % Increase     2003
                      -------   ----------   ------   ----------    ------
 Revenue             $107,168       26%     $85,331       39%      $61,500
 Gross Profit        $ 40,658       22%     $33,332       82%      $18,341

 Gross Profit Margin       38%                   39%                    30%

 Revenues in the credit union systems and services business segment increased substantially in fiscal 2005 from fiscal 2004. This increase is mainly due to strong growth in support and service revenue from new services introduced in the prior year, with the outsourced area experiencing the greatest increase. Gross profit in this business segment decreased slightly in fiscal 2005 from fiscal 2004 mainly due to the decrease in hardware margin relating to the sales mix and vendor rebates.

 Revenues in the credit union systems and services business segment increased in fiscal 2004 from fiscal 2003 primarily due to improved license sales and strong growth in support and service revenue from new services introduced this year. Gross profit in this business segment increased in fiscal 2004 from fiscal 2003 due to additional products and services sold which carry a higher gross profit margin, continued leverage of existing resources, improved processes and procedures combined with overall cost controls.

 LIQUIDITY AND CAPITAL RESOURCES

 We have historically generated positive cash flow from operations and have generally used existing resources and funds generated from operations to meet capital requirements. We expect this trend to continue in the future.

 The Company's cash and cash equivalents decreased to $11,608 at June 30, 2005, from $53,758 at June 30, 2004. Cash provided by operations decreased $4,534 to $108,275 for the fiscal year ended June 30, 2005 as compared to $112,809 for the fiscal year ended June 30, 2004. The decrease consists of an increase in net income of $13,186, an increase in depreciation and amortization expense of $5,371, a total decrease of $1,479 in deferred income taxes, loss on disposal of property and equipment and other expenses. Net income was affected by the following items: $17,120 in the use of trade receivables, $8,651 in prepaid expenses, $5,520 in accounts payable and accrued expenses, $6,236 in deferred revenues and a decrease of $7,597 in accrued income taxes.

 Cash used in investing activities for the fiscal year ended June 2005 was $185,062, which included capital expenditures of $58,046, primarily for a new building in Allen, TX of $13,000, computer equipment and software of $28,300, and building infrastructure within the company. Acquisitions of eight companies, which expanded our product offerings and expanded our potential market, used $119,501 in fiscal 2005, while $7,846 was used for software development costs. Financing activities generated cash of $34,637, primarily from the proceeds from issuance of stock upon exercise of stock options of $14,264, the sale of common stock of $781 and a short term note payable of $45,000. Generated cash was offset by dividends paid to stockholders of $15,456 and the purchase of treasury stock of $9,952.

 In 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares in 2002. Through fiscal 2004, a total of 3,00,9384 shares had been repurchased by the Company under these authorizations. Repurchases through fiscal 2004 were funded with cash from operations.

 During fiscal 2004 there were 2,009,694 shares and 37,776 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively. At June 30, 2004, there were 315,651 shares remaining in treasury stock.

 During fiscal 2005 there were 306,027 shares and 9,624 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively, depleting the existing treasury shares.

 In April 2005, the Board of Directors increased the existing stock repurchase authorization by 2.0 million shares. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. As of June 30, 2005, 553,300 shares had been repurchased during the fiscal year for $9,952. At June 30, 2005, there were 553,300 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares.

 Subsequent to June 30, 2005, the Company's Board of Directors declared a cash dividend of $.045 per share on its common stock payable on September 19, 2005, to stockholders of record on September 8, 2005. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 The Company renewed a bank credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (6.00% at June 30, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. At June 30, 2005, no amount was outstanding.

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

 The new unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time in the next three years to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000.

 CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

 At June 30, 2005 the Company's total off-balance sheet contractual obligations were $14.3 million. This balance consists of $9.7 million of long-term operating leases for various facilities which expire from 2006 to 2011 and the remaining $4.6 million is for purchase commitments related to property and equipment. The Company also has contingent earn-out obligations of up to $28.4 million to the sellers in three acquisitions completed during fiscal year 2005. These amounts are payable over three to five years based variously upon gross revenues, net earnings and net operating income achieved by the individual acquired business units.

 The Company's new unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased at any time in the next three years to $225,000. The unsecured revolving credit ling terminates on April 19, 2010. At June 30, 2005 the revolving bank credit facility balance was $45,000. The balance was subsequently paid in full on August 8, 2005.

 RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" ("SFAS 123(R)"), a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" ("SFAS 95"). SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure as provided above. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and currently intends to use the modified-prospective method and use the Black-Scholes model for estimating the fair value of equity compensation.

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

 In December 2004, the FASB issued Staff Position 109-1, "Application on FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies how to apply Statement No. 109 to the new law's tax deduction for income attributable to "Domestic production activities." The Company is currently evaluating the impact of the new law.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

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

 Revenue Recognition

 We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," and clarified by Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," SAB 104, "Revenue Recognition," and Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." The Company derives revenues from the following sources: license fees, support and service fees and hardware sales.

 License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements generally include multiple products and services or "elements." None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on Vendor Specific Objective Evidence ("VSOE") of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

 Support and Service Fee Revenue. Software implementation services are generally for training, implementation, and configuration of licensed software. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally, for implementation services under $50,000, revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

 Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

 Outsourced  data  processing  services  and  ATM,  debit  card,  and   other
 transaction processing services revenues are recognized in the month the transactions were processed or the services were rendered.

 Hardware Revenue. Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. VSOE of fair value is determined based on pricing used when the items are sold separately. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

 Depreciation and Amortization Expense

 The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangible assets, which have been examined for their useful life and determined that no impairment exists. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results. All long lived assets are tested for valuation and potential impairment on a scheduled annual basis.

 FORWARD LOOKING STATEMENTS

 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in "Risk Factors" in Item 1 of the Company's 2005 Form 10-K annual report filed with the Securities and Exchange Commission. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

 Potential risks and uncertainties which could adversely affect the Company include: the financial health of the banking industry, our ability to continue or effectively manage growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking industry, increased government regulation, network or internet security problems, declining computer hardware prices, and operational problems in our outsourcing facilities and others listed in "Risk Factors" of Item 1.


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


 Item 8.    Financial Statements and Supplementary Data



                          Index to Financial Statements


   Report of Independent Registered Public Accounting Firm           33

   Management's Annual Report on Internal Control over
     Financial Reporting                                             34

   Report of Independent Registered Public Accounting Firm           35

   Financial Statements

      Consolidated Statements of Income,
      Years Ended June 30, 2005, 2004, and 2003                      36

      Consolidated Balance Sheets, June 30, 2005 and 2004            37

      Consolidated Statements of Changes in Stockholders' Equity,
      Years Ended June 30, 2005, 2004, and 2003                      38

      Consolidated Statements of Cash Flows,
      Years Ended June 30, 2005, 2004, and 2003                      39

      Notes to Consolidated Financial Statements                     40


 Financial Statement Schedules

      There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
 Monett, Missouri


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates and subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


 /s/ DELOITTE & TOUCHE LLP

 St. Louis, Missouri

 September 12, 2005

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 The management of Jack Henry & Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Jack Henry & Associates, Inc.'s internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

 All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Jack Henry & Associates, Inc. management assessed the effectiveness of the company's internal control over financial reporting as of June 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of June 30, 2005, the company's internal control over financial reporting is effective based on those criteria.

 Jack Henry & Associates, Inc. independent registered public accounting firm has issued an audit report on our assessment of the company's internal control over financial reporting, which report is included herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
 Monett, Missouri


 We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Jack Henry & Associates, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated
 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

 A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

 Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and our report dated September 12, 2005 expressed an unqualified opinion on those financial statements.


 /s/ DELOITTE & TOUCHE LLP

 St. Louis, Missouri

 September 12, 2005

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                      YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------
 REVENUE
    License                                   $  82,374   $  62,593   $  48,284
    Support and service                         364,076     311,287     260,452
    Hardware                                     89,413      93,535      95,891
                                               --------    --------    --------
           Total                                535,863     467,415     404,627

 COST OF SALES
    Cost of license                               5,547       4,738       3,890
    Cost of support and service                 244,097     207,730     178,256
    Cost of hardware                             63,769      66,969      69,145
                                               --------    --------    --------
           Total                                313,413     279,437     251,291
                                               --------    --------    --------

 GROSS PROFIT                                   222,450     187,978     153,336

 OPERATING EXPENSES
    Selling and marketing                        46,630      35,964      30,664
    Research and development                     27,664      23,674      15,892
    General and administrative                   29,087      29,534      29,509
                                               --------    --------    --------
           Total                                103,381      89,172      76,065
                                               --------    --------    --------

 OPERATING INCOME                               119,069      98,806      77,271

 INTEREST INCOME (EXPENSE)
    Interest income                               1,162       1,006         630
    Interest expense                               (388)       (107)       (110)
                                               --------    --------    --------
           Total                                    774         899         520
                                               --------    --------    --------

 INCOME BEFORE INCOME TAXES                     119,843      99,705      77,791

 PROVISION FOR INCOME TAXES                      44,342      37,390      28,394
                                               --------    --------    --------
 NET INCOME                                   $  75,501   $  62,315   $  49,397
                                               ========    ========    ========

 Diluted net income per share                 $    0.81   $    0.68   $    0.55
                                               ========    ========    ========
 Diluted weighted average shares outstanding     92,998      91,859      89,270
                                               ========    ========    ========

 Basic net income per share                   $    0.83   $    0.70   $    0.56
                                               ========    ========    ========
 Basic weighted average shares outstanding       90,891      89,325      87,866
                                               ========    ========    ========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                             JUNE 30,
                                                   --------------------------
                                                      2005            2004
                                                   ----------      ----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                     $    11,608     $    53,758
    Investments, at amortized cost                        993             998
    Receivables                                       209,922         169,873
    Prepaid expenses and other                         14,986          14,023
    Prepaid cost of product                            20,439          19,086
    Deferred income taxes                               2,345           1,320
                                                   ----------      ----------
      Total current assets                            260,293         259,058

 PROPERTY AND EQUIPMENT, net                          243,191         215,100

 OTHER ASSETS:
    Prepaid cost of product                            10,413           6,758
    Computer software, net of amortization             29,488          18,382
    Other non-current assets                            6,868           5,791
    Customer relationships, net of amortization        68,475          61,368
    Trade names                                         4,010           4,029
    Goodwill                                          191,415          83,128
                                                   ----------      ----------
      Total other assets                              310,669         179,456
                                                   ----------      ----------
      Total assets                                $   814,153     $   653,614
                                                   ==========      ==========
 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                              $    15,895     $     9,171
    Accrued expenses                                   24,844          21,509
    Accrued income taxes                                3,239           6,258
    Note payable                                       45,000               -
    Deferred revenues                                 157,605         136,302
                                                   ----------      ----------
      Total current liabilities                       246,583         173,240

 LONG TERM LIABILITIES:
   Deferred revenues                                   13,331           8,694
   Deferred income taxes                               37,085          28,762
                                                   ----------      ----------
     Total long term liabilities                       50,416          37,456
                                                   ----------      ----------

     Total liabilities                                296,999         210,696

 STOCKHOLDERS' EQUITY
    Preferred stock - $1 par value; 500,000
      shares authorize, none issued                         -               -
    Common stock - $0.01 par value: 250,000,000
      shares authorized;
      Shares issued at 06/30/05 were 92,050,778
      Shares issued at 06/30/04 were 90,519,856           920             905
    Additional paid-in capital                        195,878         175,706
    Retained earnings                                 330,308         271,433
    Less treasury stock at cost 553,300 shares
      at 06/30/05, 315,651 shares at 06/30/04          (9,952)         (5,126)
                                                   ----------      ----------
      Total stockholders' equity                      517,154         442,918
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $   814,153     $   653,614
                                                   ==========      ==========

   See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
 PREFERRED SHARES:                                  -           -           -
                                           ==========   ==========   ==========

 COMMON SHARES:
   Shares, beginning of year               90,519,856   90,519,856   90,519,856
   Shares issued upon exercise of
     stock options                          1,381,085            -            -
   Shares issued for Employee Stock
     Purchase Plan                             32,111            -            -
   Shares issued in acquisition               117,726            -            -
                                           ----------   ----------   ----------
     Shares, end of year                   92,050,778   90,519,856   90,519,856
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE $0.01 PER SHARE:
   Balance, beginning of year             $       905   $      905  $       905
   Shares issued upon exercise of
     stock options                                 14            -            -
   Shares issued for Employee Stock
     Purchase Plan                                  -            -            -
   Shares issued in acquisition                     1            -            -
                                           ----------   ----------   ----------
     Balance, end of year                 $       920  $       905  $       905
                                           ----------   ----------   ----------

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $   175,706  $   169,299  $   168,061
   Shares issued upon exercise of
     stock options                             14,250       21,661        3,539
   Shares issued for Employee Stock
     Purchase Plan                                780          719          771
   Shares issued in acquisition                 2,240            -            -
   Tax benefit on exercise of
     stock options                              6,858        6,408        1,227
   Cost of treasury shares reissued            (3,956)     (22,381)      (4,299)
                                           ----------   ----------   ----------
     Balance, end of year                 $   195,878  $   175,706  $   169,299
                                           ----------   ----------   ----------
 RETAINED EARNINGS:
   Balance, beginning of year             $   271,433  $   233,396  $   201,162
   Net income                                  75,501       62,315       49,397
   Reissuance of treasury shares               (1,170)     (10,870)      (4,873)
   Dividends (2005-$0.17 per share;
      2004-$0.15 per share;
      2003-$0.14 per share)                   (15,456)     (13,408)     (12,290)
                                           ----------   ----------   ----------
     Balance, end of year                 $   330,308  $   271,433  $   233,396
                                           ----------   ----------   ----------
 TREASURY STOCK:
   Balance, beginning of year             $    (5,126) $   (38,377) $   (29,389)
   Purchase of treasury shares                 (9,952)           -      (18,165)
   Reissuance of treasury shares upon
     exercise of stock options                  4,970       32,638        8,187
   Reissuance of treasury shares for
     Employee Stock Purchase Plan                 156          613          990
                                           ----------   ----------   ----------
     Balance, end of year                 $    (9,952) $    (5,126) $   (38,377)
                                           ----------   ----------   ----------

 TOTAL STOCKHOLDERS' EQUITY               $   517,154  $   442,918  $   365,223
                                           ==========   ==========   ==========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      YEAR ENDED JUNE 30,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                   $  75,501   $  62,315   $  49,397

 Adjustments to reconcile net income
  from continuing operations to cash
  from operating activities:
    Depreciation                                 29,795      26,790      24,025
    Amortization                                  9,116       6,750       6,169
    Deferred income taxes                         5,275       5,588       7,940
    (Gain) loss on disposal of property
      and equipment                               1,058       2,293         (29)
    Other, net                                        -         (69)        671

 Changes in operating assets and
  liabilities, net of acquisitions:
    Trade receivables                           (35,017)    (17,897)    (19,675)
    Prepaid expenses, prepaid cost
      of product, and other                      (7,015)      1,636        (647)
    Accounts payable                              5,160        (471)        555
    Accrued expenses                              3,303       3,414       5,896
    Income taxes (including tax benefit
      of $6,858, $6,408, and $1,227
      from exercise of stock options).            4,190      11,787       1,428
    Deferred revenues                            16,909      10,673      23,131
                                               --------    --------    --------
      Net cash from operating activities        108,275     112,809      98,861

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net              (119,501)    (48,288)     (6,537)
    Capital expenditures                        (58,046)    (49,141)    (45,958)
    Purchase of investments                      (4,976)     (3,991)     (3,988)
    Purchase of customer contracts                    -           -        (304)
    Proceeds from sale of property
      and equipment                                 170         971          38
    Proceeds from investments                     5,000       4,633       4,000
    Computer software developed                  (7,846)     (4,409)     (5,162)
    Other, net                                      137         188        (561)
                                               --------    --------    --------
      Net cash from investing activities       (185,062)   (100,037)    (58,472)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
      stock upon exercise of stock options       14,264      21,661       3,539
    Proceeds from sale of common stock, net         781         719         776
    Dividends paid                              (15,456)    (13,408)    (12,290)
    Note payable                                 45,000           -           -
    Purchase of treasury stock                   (9,952)          -     (18,165)
                                               --------    --------    --------
      Net cash from financing activities         34,637       8,972     (26,140)
                                               --------    --------    --------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $ (42,150)  $  21,744   $  14,249

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR $  53,758   $  32,014   $  17,765
                                               --------    --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR       $  11,608   $  53,758   $  32,014
                                               ========    ========    ========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands, Except Share and Per Share Amounts)


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

 STOCK OPTIONS

 In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date.

 In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes fair value as the measurement basis for equity instruments issued in exchange for goods or services and stock-based compensation plans. Fair value may be measured using quoted market prices, option-pricing models or other reasonable estimation methods. SFAS 123 permits the Company to choose between adoption of the fair value based method or disclosing pro forma net income (loss) information. The Statement was effective for transactions entered into after December 31, 1995. Through fiscal 2005, the Company accounted for stock-based compensation in accordance with APB 25, as amended, and provides below the pro forma disclosures required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148").

 Pro forma information regarding net income and net income per share is required by SFAS 123. The Company computes fair value for this purpose using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

 The weighted average fair value of options granted was $6.97, $7.43 and $4.68 for 2005, 2004, and 2003, respectively, using the Black-Scholes option pricing model. The assumptions used in this model to estimate fair value and resulting values are as follows:

                                                  Year Ended June 30,
                                          -----------------------------------
                                             2005         2004         2003
                                          ---------    ---------    ---------
      Weighted Average Assumptions:
        Expected life (years)                3.53         3.88         4.35
        Volatility                             48%          53%          55%
        Risk free interest rate               3.1%         1.6%         1.3%
        Dividend yield                       0.88%        0.75%        1.16%

 The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts):

                                                  Year Ended June 30,
                                          -----------------------------------
                                             2005         2004         2003
                                          ---------    ---------    ---------
 Net income, as reported                 $   75,501   $   62,315   $   49,397

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                   1,614        7,187        6,572
                                          ---------    ---------    ---------
 Pro forma net income                    $   73,887   $   55,128   $   42,825
                                          =========    =========    =========
 Diluted net income per share
                         As reported     $     0.81   $     0.68   $     0.55
                         Pro forma       $     0.79   $     0.60   $     0.48

 Basic net income per share
                         As reported     $     0.83   $     0.70   $     0.56
                         Pro forma       $     0.81   $     0.62   $     0.49

 In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS 123(R)"), a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" ("SFAS 95"). SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure as provided above. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and currently intends to use the modified-prospective method and use the Black-Scholes model for estimating the fair value of equity compensation.

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 Stock Option Plan ("1996 SOP") that had exercised prices higher than the market price on such date. As a result of this action, the vesting of 201,925 options was accelerated by an average of 15 months. No other changes to these options were made. The weighted average exercise price of these accelerated options is $21.15, and exercise prices of the affected options range from $18.64 to $25.00. The accelerated options constitute only 2.1% of the company's outstanding options. No options held by any directors or executive officers of the Company were accelerated or affected in any manner by this action.

 The purpose of accelerating vesting of the options was to enable the Company to reduce the impact of recognizing future compensation expense associated with these options upon adoption of SFAS 123(R). Commencing with the Company's fiscal year that begins July 1, 2005, SFAS 123(R) will require that the Company recognize compensation expense equal to the fair value of equity-based compensation awards over the vesting period of each such award. The aggregate pre-tax expense for the shares subject to acceleration that, absent the acceleration of vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be a total of approximately $802 (approximately $510 in fiscal 2006, approximately $185 in fiscal 2007, approximately $89 in fiscal 2008 and approximately $18 in fiscal 2009). See "Recent Accounting Pronouncements," below for additional information related to stock options.

 For options currently outstanding, the adoption of the fair value method under SFAS 123(R) is not expected to have a significant impact on the Company's consolidated statements of income and, the Company's overall financial position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors.

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

 REVENUE RECOGNITION

 The  Company  recognizes  revenue  in  accordance  with  the  provisions  of
 Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," and clarified by Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," SAB 104, "Revenue Recognition," and Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." The Company derives revenues from the following sources: license fees, support and service fees and hardware sales. There are no rights of return, condition of acceptance or price protection in the Company's sales contracts.

 License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements generally include multiple products and services or "elements." None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on Vendor Specific Objective Evidence ("VSOE") of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

 Support and Service Fee Revenue. Software implementation services are generally for training, implementation, and configuration of licensed software. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally, for implementation services under $50,000 revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

 Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

 Outsourced  data  processing  services  and  ATM,  debit  card,  and   other
 transaction processing services revenues are recognized in the month the transactions are processed or the services are rendered.

 Hardware Revenue. Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. VSOE of fair value is determined based on pricing used when the items are sold separately. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

 COMPUTER SOFTWARE DEVELOPMENT

 The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. The Company's amortization policy for these capitalized costs is to amortize the costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Generally, these costs are initially amortized on a straight-line basis, and are monitored on a regular basis to assess that the amortization method is still appropriate and that the remaining estimated life of the asset is reasonable (generally five to ten years).

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

 The amortized cost of held-to-maturity securities is $993 and $998 at June 30, 2005 and 2004, respectively. Fair market values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

 PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

 Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

 Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of goodwill and trade names, over an estimated economic benefit period, generally five to twenty years, using the straight-line method.

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

 COMPREHENSIVE INCOME

 Comprehensive income for each of the three years ended June 30, 2005 equals the Company's net income.

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

 COMMON STOCK

 In 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares in 2002. Through fiscal 2004, a total of 3,00,9384 shares had been repurchased by the Company under these authorizations. Repurchases through fiscal 2004 were funded with cash from operations.

 During fiscal 2004 there were 2,009,694 shares and 37,776 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively. At June 30, 2004, there were 315,651 shares remaining in treasury stock.

 During fiscal 2005 there were 306,027 shares and 9,624 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively.

 In April 2005, the Board of Directors increased the existing stock repurchase authorization by 2.0 million shares to 8.0 million shares. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. As of June 30, 2005, 553,300 shares had been repurchased during the fiscal year for $9,952. At June 30, 2005, there were 553,300 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS 123(R)"), a revision of SFAS 123. SFAS 123 (R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" ("SFAS 95"). SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure as provided above. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and currently intends to use the modified-prospective method and use the Black-Scholes model for estimating the fair value of equity compensation.

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

 In December 2004, the FASB issued Staff Position 109-1, "Application on FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies how to apply Statement No. 109 to the new law's tax deduction for income attributable to "Domestic production activities." The Company is currently evaluating the impact of the new law on the Company's consolidated financial statements.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.


 NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair values for held-to-maturity securities are based on quoted market prices. For all other financial instruments, including amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities and the variability of the interest rates on the borrowings.


 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:

                                          June 30,
                                  -----------------------    Estimated
                                     2005         2004      Useful Life
                                  ----------   ----------   -----------
 Land                            $    15,598  $     9,458
 Land improvements                    17,873       16,418   5-20 years
 Buildings                            80,790       59,984   25-30 years
 Leasehold improvements               16,140       13,103   5-10 years(1)
 Equipment and furniture             133,931      108,703   5-8 years
 Aircraft and equipment               50,523       49,478   8-10 years
 Construction in progress             19,681       32,218
                                  ----------   ----------
                                 $   334,536  $   289,362
 Less accumulated depreciation        91,345       74,262
                                  ----------   ----------
 Propery and equipment, net      $   243,191  $   215,100
                                  ==========   ==========


  (1)  Lesser of lease term or economic life


 At June 30, 2005 and 2004, the Company had commitments of approximately $4,600 and $6,900, respectively, to purchase property and equipment.


 NOTE 4: OTHER ASSETS

 Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004, by reportable segments, are:

                                        Banking   Credit Union
                                        Systems     Systems
                                          and         and
                                        Services    Services        Total
                                        --------    --------      ---------
   Balance,  as of July 1, 2003        $  27,314   $  17,229     $   44,543
   Goodwill acquired during the year      38,585           -         38,585
                                        --------    --------      ---------
   Balance,  as of June 30, 2004          65,899      17,229         83,128
   Goodwill acquired during the year     100,718       7,569        108,287
                                        --------    --------      ---------
   Balance,  as of  June 30, 2005      $ 166,617   $  24,798     $  191,415
                                        ========    ========      =========


 Information regarding other identifiable intangible assets is as follows:

                                           June 30,
                             2005                           2004
                 ----------------------------   -----------------------------
                 Carrying Accumulated           Carrying Accumulated
                  Amount  Amortization   Net     Amount  Amortization   Net
                 -------   ---------  -------   -------   ---------   -------
 Customer
  relationships $109,244  $ (40,769) $ 68,475  $ 96,254  $ (34,886)  $ 61,368

 Trade names       4,010          -     4,010     4,029          -      4,029
                 -------   ---------  -------   -------   ---------   -------
 Totals         $113,254  $ (40,769) $ 72,485  $100,283  $ (34,886)  $ 65,397
                 =======   =========  =======   =======   =========   =======

 Trade names have been determined to have indefinite lives and are no longer amortized. Customer relationships have lives ranging from five to 20 years.

 Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over five to ten years.

 Following is an analysis of the computer software capitalized:

                                       Carrying    Accumulated
                                        Amount     Amortization      Total
                                       --------      --------      ---------
   Balance,  July 1, 2003             $  18,854     $  (6,354)    $   12,500
   Acquired software                      3,191             -          3,191
   Capitalizated development cost         4,409             -          4,409
   Amortization expense                       -        (1,718)        (1,718)
                                       --------      --------      ---------
   Balance, June 30, 2004                26,454        (8,072)        18,382
   Acquired software                      6,666             -          6,666
   Disposals                             (3,580)        3,401           (179)
   Capitalizated development cost         7,846             -          7,846
   Amortization expense                       -        (3,227)        (3,227)
                                       --------      --------      ---------
   Balance, June 30, 2005             $  37,386     $  (7,898)    $   29,488
                                       ========      ========      =========

 Amortization expense for all intangible assets was $9,116, $6,750 and $6,169 for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2005, is as follows:

                      Customer
       Year         Relationship    Software      Total
       ----         ------------    --------     -------
       2006            $6,422        $3,428       $9,850
       2007             5,947         3,150        9,097
       2008             5,657         3,128        8,785
       2009             5,563         2,694        8,257
       2010             5,444         1,611        7,055


 NOTE 5: LINES OF CREDIT

 The Company renewed a credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (6.00% at June 30, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2005 or 2004.

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

 The new unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time in the next three years to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the outstanding revolving bank credit facility balance was $45,000 ($15,000 at 6.00%, $15,000 at 4.27% and $15,000 at 4.15% at June 30,
 2005).

 The Company paid interest of $171, $107, and $110 in 2005, 2004, and 2003, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next seven years. As of June 30, 2005, net future minimum lease payments under non-cancelable terms are as follows:

             Years Ending June 30,
             2006                              $ 3,112
             2007                                2,668
             2008                                1,910
             2009                                1,072
             2010                                  583
             Thereafter                            277
                                                ------
             Total                             $ 9,622
                                                ======

 Rent expense for all operating leases amounted to $4,169, $4,233, and $3,921 in 2005, 2004, and 2003, respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes consists of the following:

                                     Year ended June 30,
                             ----------------------------------
                               2005         2004          2003
                             --------     --------     --------
   Current:
       Federal              $  35,221    $  28,096    $  19,001
       State                    3,846        3,706        1,453

   Deferred:
       Federal                  4,982        5,306        7,577
       State                      293          282          363
                             --------     --------     --------
                            $  44,342    $  37,390    $  28,394
                             ========     ========     ========

 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            June 30,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
  Deferred tax assets:
    Carryforwards (operating losses)                $   2,797     $   1,094
    Expense reserves (bad debts, insurance,
      franchise tax and vacation)                       1,481           754
    Intangible assets                                     615           583
    Other, net                                            866           565
                                                     --------      --------
                                                        5,759         2,996
                                                     --------      --------
  Deferred tax liabilities:
    Accelerated tax depreciation                      (25,336)      (22,992)
    Accelerated tax amortization                      (15,163)       (7,446)
                                                     --------      --------
                                                      (40,499)      (30,438)
                                                     --------      --------
  Net deferred tax liability                        $ (34,740)    $ (27,442)
                                                     ========      ========

 The deferred taxes are classified on the balance sheets as follows:

                                                            June 30,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------
    Deferred income taxes (current)                 $   2,345     $   1,320
    Deferred income taxes (long-term)                 (37,085)      (28,762)
                                                     --------      --------
                                                    $ (34,740)    $ (27,442)
                                                     ========      ========

 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                   Year Ended June 30,
                                               ----------------------------
                                               2005        2004        2003
                                               ----        ----        ----
  Computed "expected" tax expense (benefit)    35.0%       35.0%       35.0%
  Increase (reduction) in taxes
    resulting from:
      State income taxes, net of federal
        income tax benefits                     3.5%        4.0%        2.5%
      Research and development credit          -1.5%       -1.5%       -1.0%
                                               ----        ----        ----
                                               37.0%       37.5%       36.5%
                                               ====        ====        ====

 Net operating loss carryforwards of $9,258 (from acquisitions) expire through the year 2024. $1,699 is available for use in the Company's June 30, 2005 federal income tax returns leaving $7,559 available for subsequent years. The Company paid income taxes of $34,891, $20,314, and $19,025 in 2005, 2004, and 2003, respectively.

 The Company's federal income tax returns for the years ended June 30, 1999 - June 30, 2001 have been examined by the Internal Revenue Service ("IRS"). In connection with the examination of these returns, the IRS has proposed to disallow research & experimentation ("R&E") credits claimed on these returns. The Company has appealed this proposal, but a final determination has not yet been received. The complete disallowance of these credits would increase the Company's federal income tax liability by approximately $1,500 plus interest. The Company believes that the R&E credits claimed for these years are appropriate and has contested the disallowance of these credits. While there can be no assurance that the Company will prevail in contesting this disallowance, it believes the facts or the relevant tax law does not support any such disallowance. Consequently, the Company has not accrued any liability in connection with this matter.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2005 and 2004) are maintained for potential credit losses.

 In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required materials. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.


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

 On April 11, 2003, the Company granted approximately 3,670,000 stock options to approximately 2,100 full time employees, or 94% of all full time employees as of that date. The options were issued at the exercise price of $10.84 per share, which represented the fair market value of the stock as of that date and vest in two equal portions based on stock price performance or on specific dates. The two portions vested and became fully exercisable when the Company's common stock achieved a closing market price of 125% or more and 150% or more, respectively, of the exercise price for 10 consecutive trading days. Such options fully vested during the first quarter of fiscal 2004. As of June 30, 2005, there were 2,344,533 shares available for future grants under the plan from the 18,000,000 shares approved by the stockholders.

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 SOP that had exercised prices higher than the market price on such date (See Note 1).

 NSOP

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2005, there were 445,833 shares available for future grants under the plan.

 Changes in stock options outstanding are as follows:

                                         Number of       Weighted Average
                                           Shares         Exercise Price
                                         ----------       --------------
   Outstanding July 1, 2002              10,217,569         $  13.90
   Granted                                3,897,150            10.92
   Forfeited                               (313,925)           17.89
   Exercised                               (501,740)            7.04
   Expired                                    1,200             6.39
                                         ----------       --------------
   Outstanding June 30, 2003             13,300,254            13.19
   Granted                                  192,167            18.65
   Forfeited                                (98,391)           21.59
   Exercised                             (2,009,694)           10.78
                                         ----------       --------------
   Outstanding June 30, 2004             11,384,336            13.64
   Granted                                  224,300            18.56
   Forfeited                               (155,127)           19.70
   Exercised                             (1,687,112)            8.43
                                         ----------       --------------
   Outstanding June 30, 2005              9,766,397         $  14.55
                                         ==========       ==============

 For the year ended June 30, 2005, 306,027 shares and 9,624 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively.

 For the year ended June 30, 2004, 2,009,694 shares and 37,776 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively.

 Following is an analysis of stock options outstanding and exercisable as of June 30, 2005:

                                        Weighted-Average
                                            Remaining
     Range of                             Contractural      Weighted-Average
 Exercise Prices           Shares         Life in Years      Exercise Price
 --------------- ------------------------ ------------- ------------------------
                 Outstanding  Exercisable  Outstanding  Outstanding  Exercisable
                 -----------  -----------  -----------  -----------  -----------
 $ 3.15 - $ 9.44   1,817,817   1,817,817       2.22       $ 6.38       $ 6.38
 $ 9.45 - $10.75     413,500     413,500       3.68        10.38        10.38
 $10.76 - $10.84   1,848,822   1,848,822       7.78        10.84        10.84
 $10.85 - $16.49     310,581     249,646       5.32        12.02        11.89
 $16.50 - $16.88   3,314,210   3,314,210       4.76        16.88        16.88
 $16.89 - $31.00   2,061,467   1,889,532       6.40        22.58        23.01
 ---------------  ----------  ----------   -----------  -----------  -----------
 $ 3.15 - $31.00   9,766,397   9,533,527       5.18       $14.55       $14.51
 ===============  ==========  ==========   ===========  ===========  ===========


 NOTE 10: EARNINGS PER SHARE

 The following table reflects the reconciliation between basic and diluted net income per share:

                                                Year Ended June 30,
                                                -------------------
                                        2005                         2004                          2003
                             ---------------------------- ----------------------------  ----------------------------
                                      Weighted                     Weighted                      Weighted
                               Net    Average   Per Share   Net    Average   Per Share    Net    Average   Per Share
                             Income   Shares     Amount   Income   Shares     Amount    Income   Shares     Amount
                             ------   ------      ----    ------   ------      ----     ------   ------     ----
 Basic Income Per Share:
 Net income available to
 common stockholders        $75,501   90,891     $0.83   $62,315   89,325     $0.70    $49,397   87,866    $0.56

 Effect of dilutive
   securities:
 Stock options                    -    2,107     (0.02)        -    2,534     (0.02)         -    1,404    (0.01)
                             ------   ------      ----    ------   ------      ----     ------   ------     ----
 Diluted Income Per Share:
 Net income available to
   common stockholders      $75,501   92,998     $0.81   $62,315   91,859     $0.68    $49,397   89,270    $0.55
                             ======   ======      ====    ======   ======      ====     ======   ======     ====


 Stock options to purchase approximately 1,791,614 shares for fiscal 2005, 1,758,583 shares for fiscal 2004, and 5,972,949 shares for fiscal 2003, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.


 NOTE 11:  EMPLOYEE BENEFIT PLANS

 The Company established an employee stock purchase plan in 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 The Company has a defined contribution plans for its employees, the 401(k) Retirement Savings Plan (the "Plan"). The plan is subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $5,212, $4,487, and $4,139 for fiscal 2005, 2004, and 2003, respectively.

 The Company also had an Employee Stock Ownership Plan (the "ESOP" Plan), which it terminated as of January 1, 2005 and is in the process of completing its liquidation. No contribution had been made to the ESOP Plan for any of the three most recent fiscal years.


 NOTE 12: BUSINESS ACQUISITIONS

 PURCHASE TRANSACTIONS

 Fiscal 2005 Acquisitions:

 On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. The purchase price for Tangent, $4,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($140) to working capital, $89 to deferred tax liability, $241 to capitalized software and $4,128 to goodwill. Contingent purchase consideration of up to $5,000 may be paid over the next three years based upon Tangent's earnings before interest, depreciation, taxes and amortization. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 Effective January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions. The purchase price for Stratika, $6,241 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $9 to working capital, $156 to deferred tax liability, $422 to capitalized software and $5,963 to goodwill. Contingent purchase consideration of up to $10,000 may be paid over the next three years based upon the net operating income of Stratika. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 On December 17, 2004, the Company acquired certain assets of SERSynergy[TM] ("Synergy"), a division of SER Solutions, Inc. Synergy is a market leader for intelligent document management for financial institutions. The purchase price for Synergy, $34,466 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($3,216) to working capital, $248 to deferred tax liability, $2,541 to capitalized software, $6,145 to customer relationships, and $29,243 to goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

 Effective December 1, 2004, the Company acquired the capital stock of TWS Systems, Inc. and three affiliated corporations (collectively "TWS"). TWS is a leading provider of image-based item processing solutions for credit unions. The purchase price for TWS, $10,885 paid in cash, was allocated to the assets and liabilities acquired, based on then estimated fair values at the acquisition date, resulting in an allocation of ($157) to working capital, 1,759 to deferred tax liability, $2,110 to capitalized software, $2,645 to customer relationships, and $7,569 to goodwill. The acquired goodwill has been allocated to the credit union segment and is non-deductible for federal income tax.

 On November 23, 2004, the Company acquired the capital stock of Optinfo, Inc. ("Optinfo"). Optinfo is a leading provider of enterprise exception management software and services. The purchase price for Optinfo, $12,927 paid in cash and $2,240 of vested options to acquire common stock, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $705 to working capital, $1,346 to deferred tax asset, $156 to deferred tax liability, $421 to capitalized software, and $12,806 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 Effective October 1, 2004, the Company acquired the capital stock of Verinex Technologies, Inc. ("Verinex"). Verinex is a leading developer and integrator of biometric security solutions. The purchase price for Verinex, $35,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $574 to working capital, $1,729 to deferred tax liability, $464 to capitalized software, $4,208 to customer relationships, and $31,457 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 Effective October 1, 2004, the Company acquired Select Payment Processing, Inc. ("SPP") by merger. SPP is a provider of an innovative electronic payment processing solution for financial institutions. The purchase price for SPP, $12,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $7 to working capital, $938 to deferred tax asset, $1,729 to deferred tax liability, $467 to capitalized software and $10,570 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a provider of turnkey outsourced insurance agency solutions for financial institutions. The purchase price for BIS, $6,700 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $56 to working capital and $6,549 to goodwill. Contingent purchase consideration may be paid over the next five years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $13,400. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 The accompanying consolidated statements of income for the fiscal year ended June 30, 2005 and 2004 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

       Pro Forma (unaudited)              Year Ended June 30,
                                          --------------------
                                            2005        2004
                                          --------    --------
       Revenue                           $ 553,389   $ 503,368

       Gross profit                        229,825     201,138
                                          --------    --------

       Net Income                        $  78,092   $  66,309
                                          ========    ========

       Earnings per share - diluted      $    0.84   $    0.72
                                          ========    ========

       Diluted Shares                       92,998      91,859
                                          ========    ========

       Earnings per share - basic        $    0.86   $    0.74
                                          ========    ========

       Basic Shares                         90,891      89,325
                                          ========    ========


 Fiscal 2004 Acquisitions

 On February 2, 2004, the Company acquired all of the common stock of Yellow Hammer Software, Inc. ("YHS"). The purchase price for YHS, $19,769 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in the allocation of ($637) to working capital, $706 to capitalized software, $1,200 to customer relationships, $17,737 to goodwill and $330 to trade names. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On February 19 and April 1, 2004, the Company acquired specific assets consisting of a suite of Automated Clearing House payment products. The purchase price for ACH, $6,100 paid in cash, was allocated as follows: ($39) to working capital, $4,837 to goodwill, $1,000 to non-compete which is included in customer relationships, and $304 to capitalized software. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On May 1, 2004, the Company acquired all of the outstanding stock of e-ClassicSystems, Inc. ("e-Classic"). The purchase price for e-Classic, $15,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in the allocation of ($7) to working capital, $1,493 to capitalized software, $990 to customer relationships, and $11,383 to goodwill. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On June 1, 2004, the Company acquired specific assets consisting of a suite of regulatory reporting products. The purchase price, $8,000 paid in cash, was allocated as follows: ($1,164) to working capital, $4,629 to goodwill, $3,852 to customer relationships and $690 to capitalized software. The acquired goodwill was allocated to the bank segment and is deductible for federal income tax.

 Fiscal 2003 Acquisitions

 On January 1, 2003, the Company acquired all the outstanding membership interests in National Bancorp Data Services, LLC ("NBDS"). The purchase price for NBDS, $2,100 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date resulting in allocation of $300 to working capital and $1,800 to goodwill. The acquired goodwill was allocated to the bank segment and is non-deductible for federal income tax.

 On November 15, 2002, the Company acquired all the outstanding shares of Credit Union Solutions, Inc. ("CUSI"). The purchase price for CUSI, $5,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date. This resulted in an allocation of $97 to working capital, $2,408 to goodwill, capitalized software of $1,222 and customer contracts of $710. The acquired goodwill was allocated to the credit union segment and is non-deductible for federal income tax.

 The accompanying consolidated financial statements do not include any revenues and expenses related to these acquisitions prior to their respective closing dates. Pro forma results of acquisitions completed in 2004 and 2003 were not material, therefore such amounts have not been presented.


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

                                         For the Year Ended June 30, 2005
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    53,563    $    28,811    $    82,374
   Support and service                  305,696         58,380        364,076
   Hardware                              69,436         19,977         89,413
                                     ----------     ----------     ----------
          Total                         428,695        107,168        535,863
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        2,402          3,145          5,547
   Cost of support and service          196,140         47,957        244,097
   Cost of hardware                      48,361         15,408         63,769
                                     ----------     ----------     ----------
          Total                         246,903         66,510        313,413
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   181,792    $    40,658    $   222,450
                                     ==========     ==========     ==========


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
                                     ==========     ==========     ==========


                                         For the Year Ended June 30, 2003
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    29,275    $    19,009    $    48,284
   Support and service                  234,095         26,357        260,452
   Hardware                              79,757         16,134         95,891
                                     ----------     ----------     ----------
           Total                        343,127         61,500        404,627
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        1,834          2,056          3,890
   Cost of support and service          148,921         29,335        178,256
   Cost of hardware                      57,377         11,768         69,145
                                     ----------     ----------     ----------
           Total                        208,132         43,159        251,291
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   134,995    $    18,341    $   153,336
                                     ==========     ==========     ==========


                                              For the Year Ended June 30,
                                          -----------------------------------
                                             2005         2004         2003
                                          ---------    ---------    ---------
   Depreciation expense, net
   Bank systems and services             $   27,248   $   25,970   $   23,370
   Credit Unions systems and services         2,547          820          655
                                          ---------    ---------    ---------
   Total                                 $   29,795   $   26,790   $   24,025
                                          =========    =========    =========
   Amortization expense, net
   Bank systems and services             $    7,356   $    5,301   $    4,787
   Credit Unions systems and services         1,760        1,449        1,382
                                          ---------    ---------    ---------
   Total                                 $    9,116   $    6,750   $    6,169
                                          =========    =========    =========
   Capital expenditures, net
   Bank systems and services             $   49,360   $   23,505   $   45,759
   Credit Unions systems and services         8,686       25,636          199
                                          ---------    ---------    ---------
   Total                                 $   58,046   $   49,141   $   45,958
                                          =========    =========    =========


                                        For the Year Ended June 30,
                                        ---------------------------
                                             2005         2004
                                          ---------    ---------
 Property and equipment, net
 Bank systems and services               $  208,541   $  187,242
 Credit Unions systems and services          34,650       27,858
                                          ---------    ---------
 Total                                   $  243,191   $  215,100
                                          =========    =========
 Identified intangible assets, net
 Bank systems and services               $  238,503   $  125,650
 Credit Unions systems and services          50,575       41,257
                                          ---------    ---------
 Total                                   $  289,078   $  166,907
                                          =========    =========

 The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

 QUARTERLY FINANCIAL INFORMATION (unaudited)

                                        For the Year Ended June 30, 2005
                                   Quarter 1  Quarter 2  Quarter 3  Quarter 4    Total
                                    -------    -------    -------    -------    -------
 REVENUE
   License                         $ 19,551   $ 22,148   $ 20,943   $ 19,732   $ 82,374
   Support and service               83,648     87,726     92,509    100,193    364,076
   Hardware                          20,897     26,086     20,930     21,500     89,413
                                    -------    -------    -------    -------    -------
     Total                          124,096    135,960    134,382    141,425    535,863
                                    -------    -------    -------    -------    -------
 COST OF SALES
   Cost of license                    1,609      1,734      1,085      1,119      5,547
   Cost of support and service       56,030     60,946     61,436     65,685    244,097
   Cost of hardware                  15,895     18,531     14,584     14,759     63,769
                                    -------    -------    -------    -------    -------
     Total                           73,534     81,211     77,105     81,563    313,413
                                    -------    -------    -------    -------    -------

 GROSS PROFIT                        50,562     54,749     57,277     59,862    222,450
                                    -------    -------    -------    -------    -------

 OPERATING EXPENSES
   Selling and marketing             10,732     11,920     11,598     12,380     46,630
   Research and development           6,142      6,741      7,738      7,043     27,664
   General and administrative         7,465      8,127      6,915      6,580     29,087
                                    -------    -------    -------    -------    -------
     Total                           24,339     26,788     26,251     26,003    103,381
                                    -------    -------    -------    -------    -------

 OPERATING INCOME                    26,223     27,961     31,026     33,859    119,069

 INTEREST INCOME (EXPENSE)
   Interest income                      459        359        171        173      1,162
   Interest expense                      (3)       (14)      (110)      (261)      (388)
                                    -------    -------    -------    -------    -------
     Total                              456        345         61        (88)       774
                                    -------    -------    -------    -------    -------

 INCOME BEFORE INCOME TAXES          26,679     28,306     31,087     33,771    119,843

 PROVISION FOR INCOME TAXES          10,005     10,614     11,658     12,065     44,342
                                    -------    -------    -------    -------    -------
 NET INCOME                        $ 16,674   $ 17,692   $ 19,429   $ 21,706   $ 75,501
                                    =======    =======    =======    =======    =======

 Diluted net income per share      $   0.18   $   0.19   $   0.21   $   0.23   $   0.81
                                    =======    =======    =======    =======    =======
 Diluted weighted average shares
   outstanding                       92,485     92,957     93,421     93,127     92,998
                                    =======    =======    =======    =======    =======
 Basic net income per share        $   0.18   $   0.20   $   0.21   $   0.24   $   0.83
                                    =======    =======    =======    =======    =======
 Basic weighted average shares
   outstanding                       90,286     90,650     91,212     91,414     90,891
                                    =======    =======    =======    =======    =======


 QUARTERLY FINANCIAL INFORMATION (unaudited)

                                        For the Year Ended June 30, 2004
                                   Quarter 1  Quarter 2  Quarter 3  Quarter 4    Total
                                    -------    -------    -------    -------    -------
 REVENUE
   License                         $ 12,960   $ 12,400   $ 15,343   $ 21,890   $ 62,593
   Support and service               72,524     76,717     78,353     83,693    311,287
   Hardware                          23,456     23,613     26,012     20,454     93,535
                                    -------    -------    -------    -------    -------
     Total                          108,940    112,730    119,708    126,037    467,415
                                    -------    -------    -------    -------    -------
 COST OF SALES
   Cost of license                      913        252      1,131      2,442      4,738
   Cost of support and service       49,049     51,696     52,073     54,912    207,730
   Cost of hardware                  16,321     16,073     19,185     15,390     66,969
                                    -------    -------    -------    -------    -------
     Total                           66,283     68,021     72,389     72,744    279,437
                                    -------    -------    -------    -------    -------

 GROSS PROFIT                        42,657     44,709     47,319     53,293    187,978
                                    -------    -------    -------    -------    -------
 OPERATING EXPENSES
   Selling and marketing              8,772      8,531      8,634     10,027     35,964
   Research and development           5,319      5,912      6,344      6,099     23,674
   General and administrative         7,005      7,673      6,842      8,014     29,534
                                    -------    -------    -------    -------    -------
     Total                           21,096     22,116     21,820     24,140     89,172
                                    -------    -------    -------    -------    -------

 OPERATING INCOME                    21,561     22,593     25,499     29,153     98,806

 INTEREST INCOME (EXPENSE)
   Interest income                      287        281        248        190      1,006
   Interest expense                     (26)        (3)       (52)       (26)      (107)
                                    -------    -------    -------    -------    -------
     Total                              261        278        196        164        899
                                    -------    -------    -------    -------    -------

 INCOME BEFORE INCOME TAXES          21,822     22,871     25,695     29,317     99,705

 PROVISION FOR INCOME TAXES           7,965      8,348      9,379     11,698     37,390
                                    -------    -------    -------    -------    -------
 NET INCOME                        $ 13,857   $ 14,523   $ 16,316   $ 17,619   $ 62,315
                                    =======    =======    =======    =======    =======

 Diluted net income per share      $   0.15   $   0.16   $   0.18   $   0.19   $   0.68
                                    =======    =======    =======    =======    =======
 Diluted weighted average shares
   outstanding                       91,069     92,000     92,077     92,291     91,859
                                    =======    =======    =======    =======    =======

 Basic net income per share        $   0.16   $   0.16   $   0.18   $   0.20   $   0.70
                                    =======    =======    =======    =======    =======
 Basic weighted average shares
   outstanding                       88,515     89,231     89,654     89,899     89,325
                                    =======    =======    =======    =======    =======


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

 The Management's Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, "Financial Statements and Supplementary Data." Our independent registered accounting firm, Deloitte & Touche LLP, audited management's assessment and independently assessed the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management's assessment, which is included in Item 8 of this Form 10-K.

 During the fiscal quarter ending June 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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


 Item 9B.  Other Information

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


 Item 14. Principal Accountant Fees and Services

 See the information under the captions "Audit Committee Report" and "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement which is incorporated herein by reference.*

 * Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K.


                                   PART IV

 Item 15.  Exhibits and Financial Statement Schedules.

 (a) The following documents are filed as part of this Report:

 (1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

      - Report of Independent Registered Public Accounting Firm

      - Consolidated Statements of Income for the Years Ended June 30, 2005, 2004 and 2003

      - Consolidated Balance Sheets as of June 30, 2005 and 2004

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2005, 2004 and 2003

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003

      - Notes to the Consolidated Financial Statements

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

 (3) All exhibits not followed herewith are incorporated by reference to a prior filing as indicated, pursuant to Rule 12b-32:

  Index to Exhibits
  -----------------
    Exhibit No.         Description
    -----------         -----------
      3.1.7     Restated Certificate of Incorporation, attached as Exhibit
                3.1.7 to the Company's Annual Report on Form 10-K for the Year ended June 30, 2003.

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

      10.18 Stock Purchase Agreement with Verinex Technologies, Inc. dated October 1, 2004 attached as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

      10.19 Asset Purchase Agreement with SER Systems, Inc. and SER Solutions, Inc. dated December 17, 2004 attached as Exhibit
                10.19 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004.

      10.20 Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.20 to the Company's Current Report on Form 8-Kfiled April 21, 2005.

      10.21 Amendment to the Company's 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2005.

      10.22 2006 Executive Bonus Plan, attached as Exhibit 10.22 to the Company's Current Report on Form 8-K filed September 2, 2005.

      10.23 2006 General Manager Bonus Plan, attached as Exhibit 10.23 to the Company's Current Report on Form 8-K filed September 2, 2005.

      10.24     2006  Independent  Director  Compensation  Plan,  attached as
                Exhibit 10.24 to the Company's Current Report on Form 8-K filed September 2, 2005.

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

      32.1      Certification of Chief Executive Officer.

      32.2      Certification of Chief Financial Officer.

      32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

      32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

 SIGNATURES
 ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of August, 2005.

                   JACK HENRY & ASSOCIATES, INC., Registrant

                          By  /s/ John F. Prim
                          -----------------------
                          John F. Prim
                          -----------------------
                          Chief Executive Officer
                          -----------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Capacity                     Date
        ---------                   --------                     ----

   /s/ Michael E. Henry    Chairman of the Board and       September 13, 2005
   ----------------------  Director
   Michael E. Henry

   /s/ John F. Prim        Chief Executive Officer         September 13, 2005
   ----------------------
   John F. Prim

   /s/ Kevin D. Williams   Chief Financial Officer         September 13, 2005
   ----------------------  and Treasurer (Principal
   Kevin D. Williams       Accounting Officer)

   /s/ John W. Henry       Vice Chairman, Senior Vice      September 13, 2005
   ----------------------  President and Director
   John W. Henry

   /s/ Jerry D. Hall       Executive Vice President and    September 13, 2005
   ----------------------  Director
   Jerry D. Hall

   /s/ Joseph J. Maliekel  Director                        September 13, 2005
   ----------------------
   Joseph J. Maliekel

   /s/ James J. Ellis      Director                        September 13, 2005
   ----------------------
   James J. Ellis

   /s/ Craig R. Curry      Director                        September 13, 2005
   ----------------------
   Craig R. Curry


 [ Exhibits are omitted, but are available upon request directed to Kevin D. Williams, CFO at the address set forth on the cover page and are also available in the Form 10-K posted at our investor relations website, www.jackhenry.com/ir/.]