Form 10-Q
period 2005-09-30
HENRY JACK & ASSOCIATES INC
filed 2005-11-09
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes [X]   No [ ]

 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ]   No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of October 26, 2005, Registrant has 91,251,713 shares of common stock outstanding ($0.01 par value)

                           JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS
                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
             September 30, 2005 and June 30, 2005  (Unaudited)        3

           Condensed Consolidated Statements of Income
             for the Three Months Ended September 30, 2005
             and 2004 (Unaudited)                                     4

           Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended September 30, 2005
             and 2004 (Unaudited)                                     5

           Notes to Condensed Consolidated Financial
             Statements (Unaudite                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               15

  ITEM 4   Controls and Procedures                                   15


  PART II  OTHER INFORMATION

  ITEM 2   Unregistered Sales of Equity Securities
           and Use of Proceeds                                       15

  ITEM 4   Submission of Matters to a Vote of Security Holders       15

  ITEM 6   Exhibits                                                  16

 PART 1.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                   September 30,    June 30,
                                                       2005           2005
                                                    ----------     ----------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $    55,558    $    11,608
   Investments, at amortized cost                          992            993
   Receivables                                          88,908        209,922
   Prepaid expenses and other                           14,619         14,986
   Prepaid cost of product                              21,297         20,439
   Deferred income taxes                                 2,365          2,345
                                                    ----------     ----------
      Total current assets                             183,739        260,293

 PROPERTY AND EQUIPMENT, net                           243,167        243,191

 OTHER ASSETS:
   Prepaid cost of product                               9,215         10,413
   Computer software, net of amortization               32,537         29,488
   Other non-current assets                              7,418          6,868
   Customer relationships, net of amortization          66,806         68,475
   Trade names                                           4,009          4,010
   Goodwill                                            191,415        191,415
                                                    ----------     ----------
      Total other assets                               311,400        310,669

      Total assets                                 $   738,306    $   814,153
                                                    ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                 $    5,731    $    15,895
   Accrued expenses                                     20,422         24,844
   Accrued income taxes                                  5,265          3,239
   Note payable                                              -         45,000
   Deferred revenues                                   125,485        157,605
                                                    ----------     ----------
      Total current liabilities                        156,903        246,583

 LONG TERM LIABILITIES:
   Deferred revenues                                    11,825         13,331
   Deferred income taxes                                38,665         37,085
                                                    ----------     ----------
      Total long term liabilities                       50,490         50,416

      Total liabilities                                207,393        296,999

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                          -              -
   Common stock  -  $0.01 par value:
     250,000,000 shares authorized;
     Shares issued at 09/30/05 were 92,390,988
     Shares issued at 06/30/05 were 92,050,778             924            920
   Additional paid-in capital                          200,667        195,878
   Retained earnings                                   345,608        330,308
   Less treasury stock at cost 890,500 shares
     at 09/30/05, 553,300 shares at 06/30/05           (16,286)        (9,952)
                                                    ----------     ----------
       Total stockholders' equity                      530,913        517,154

       Total liabilities and stockholders' equity  $   738,306    $   814,153
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                       2005           2004
                                                    ----------     ----------
 REVENUE
    License                                        $    16,908    $    19,551
    Support and service                                 99,401         83,648
    Hardware                                            20,674         20,897
                                                    ----------     ----------
        Total                                          136,983        124,096

 COST OF SALES
    Cost of license                                        851          1,609
    Cost of support and service                         64,237         56,030
    Cost of hardware                                    15,340         15,895
                                                    ----------     ----------
        Total                                           80,428         73,534

 GROSS PROFIT                                           56,555         50,562

 OPERATING EXPENSES
    Selling and marketing                               11,440         10,732
    Research and development                             6,749          6,142
    General and administrative                           7,805          7,465
                                                    ----------     ----------
        Total                                           25,994         24,339

 OPERATING INCOME                                       30,561         26,223

 INTEREST INCOME (EXPENSE)
    Interest income                                        443            459
    Interest expense                                      (175)            (3)
                                                    ----------     ----------
        Total                                              268            456

 INCOME BEFORE INCOME TAXES                             30,829         26,679

 PROVISION FOR INCOME TAXES                             11,407         10,005
                                                    ----------     ----------
 NET INCOME                                        $    19,422    $    16,674
                                                    ==========     ==========

 Diluted net income per share                      $      0.21    $      0.18
                                                    ==========     ==========
 Diluted weighted average shares outstanding            93,998         92,485
                                                    ==========     ==========

 Basic net income per share                        $      0.21    $      0.18
                                                    ==========     ==========
 Basic weighted average shares outstanding              91,562         90,286
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $    19,422  $    16,674

 Adjustments to reconcile net income from
   operations to cash from operating activities:
     Depreciation                                          8,064        6,905
     Amortization                                          2,589        2,052
     Deferred income taxes                                 1,560        1,043
     (Gain) loss on disposal of property
       and equipment                                           -          285
     Stock - based compensation                              149            -
     Other, net                                               (7)          (3)

 Changes in operating assets and liabilities,
   net of acquisitions:
     Receivables                                         121,014       94,617
     Prepaid expenses, prepaid cost of product,
       and other                                             130        3,458
     Accounts payable                                    (10,164)      (4,036)
     Accrued expenses                                     (4,422)      (6,785)
     Income taxes (including tax benefit of $1,172
       and $592 from exercise of stock options)            3,198        3,231
     Deferred revenues                                   (33,626)     (29,766)
                                                      ----------   ----------
       Net cash from operating activities                107,907       87,675

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (8,047)     (12,487)
     Computer software developed                          (3,969)      (1,541)
     Proceeds from investments                             1,000        1,000
     Purchase of investments                                (992)        (997)
     Payment for acquisitions, net                             -       (6,665)
     Proceeds from sale of property and equipment              -            3
     Other, net                                               34           50
                                                      ----------   ----------
       Net cash from investing activities                (11,974)     (20,637)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable                                        (45,000)           -
     Purchase of treasury stock                           (6,334)           -
     Dividends paid                                       (4,121)      (3,612)
     Proceeds from sale of common stock,  net                185          180
     Proceeds from issuance of common stock
       upon exercise of stock options                      3,287        2,481
                                                      ----------   ----------
         Net cash from financing activities              (51,983)        (951)
                                                      ----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS           $    43,950  $    66,087

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $    11,608  $    53,758
                                                      ----------   ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $    55,558  $   119,845
                                                      ==========   ==========

 Net cash paid for income taxes was $6,649 and $5,743 for the three months ended September 30, 2005 and 2004, respectively. The Company paid interest of $175 and $2 for the three months ended September 30, 2005 and 2004, respectively.

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands, Except Share and Per Share Amounts)
                                 (Unaudited)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired a number of banking and credit union software systems. The
 Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software implementation services for financial institutions to utilize a JHA software system. JHA also provides continuing support and services to customers using in-house or outsourced systems.


 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant intercompany accounts and transactions have been eliminated.


 STOCK-BASED COMPENSATION

 In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS 123(R)"), a revision of SFAS
 123. SFAS 123 (R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" ("SFAS 95"). SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and is using the modified-prospective transition method with the Black-Scholes model for estimating the fair value of equity compensation.

 In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "Share - Based Payment" that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based compensation.

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 Stock Option Plan ("1996 SOP") that had exercised prices higher than the market price on such date. As a result of this action, the vesting of 201,925 options was accelerated by an average of 15 months. No other changes to these options were made. The weighted average exercise price of these accelerated options was $21.15, and exercise prices of the affected options ranged from $18.64 to $25.00. The accelerated options constitute only 2.1% of the company's outstanding options. No options held by any directors or executive officers of the Company were accelerated or affected in any manner by this action.

 The purpose of accelerating vesting of the options was to enable the Company to reduce the impact of recognizing future compensation expense associated with these options upon adoption of SFAS 123(R). Commencing with the Company's fiscal year that began July 1, 2005, SFAS 123(R) requires that the Company recognize compensation expense equal to the fair value of equity-based compensation awards over the vesting period of each such award. The aggregate pre-tax expense for the shares subject to acceleration that, absent the acceleration of vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 is estimated to be a total of approximately $802 (approximately $510 in fiscal 2006, approximately $185 in fiscal 2007, approximately $89 in fiscal 2008 and approximately $18 in fiscal 2009).

 For the first quarter of fiscal 2006, there was $149 in compensation expense from equity-based awards. The adoption of SFAS 123 (R) did not materially impact the Company's consolidated financial statements. The following table illustrates the effect on net income and net income per share for the first quarter of fiscal 2005 had the Company accounted for its stock-based awards under the fair value method of SFAS 123.

                                                         Three Months Ended
                                                            September 30,
                                                                 2004
                                                               --------
  Net income, as reported                                     $  16,674


  Deduct: Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects                268
                                                               --------
        Pro forma net income                                  $  16,406
                                                               ========

        Diluted net income per share       As reported        $    0.18
                                           Pro forma          $    0.18

        Basic net income per share         As reported        $    0.18
                                           Pro forma          $    0.18



 COMPREHENSIVE INCOME

 Comprehensive income for the three-month periods ended September 30, 2005 and 2004 equals the Company's net income.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2005. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2005.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the three month period ended September 30, 2005 and 2004.

 The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.


 ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2005.

 The following unaudited pro forma consolidated financial information is presented as if the acquisitions completed in the prior fiscal year had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

      Pro Forma (unaudited)                        Three Months Ended
                                                     September 30,
                                                ------------------------
                                                  2005            2004
                                                --------        --------
      Revenue                                  $ 136,983       $ 134,612

      Gross profit                                56,555          55,264
                                                --------        --------
      Net Income                               $  19,422       $  18,564
                                                ========        ========

      Earnings per share - diluted             $    0.21       $    0.20
                                                ========        ========
      Diluted Shares                              93,998          93,998
                                                ========        ========

      Earnings per share - basic               $    0.21      $     0.20
                                                ========        ========
      Basic Shares                                91,562          91,562
                                                ========        ========


 NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

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


 NOTE 3.   SHARES USED IN COMPUTING NET INCOME PER SHARE

                                                   Three Months Ended
                                                     September 30,
                                                ------------------------
                                                  2005            2004
                                                --------        --------
 Weighted average number of
   common shares outstanding - basic              91,562          90,286

 Common stock equivalents                          2,436           2,199
                                                --------        --------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                          93,998          92,485
                                                ========        ========

 Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2005 and 2004. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,716 and 1,790 shares for the three-month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted income per common share.


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

                                        Three Months Ended              Three Months Ended
                                        September 30, 2005              September 30, 2004
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 12,317  $  4,591   $ 16,908   $ 12,518  $  7,033   $ 19,551
   Support and service              82,726    16,675     99,401     71,240    12,408     83,648
   Hardware                         16,377     4,297     20,674     16,058     4,839     20,897
                                   -------   -------    -------    -------   -------    -------
           Total                   111,420    25,563    136,983     99,816    24,280    124,096
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     313       538        851        418     1,191      1,609
   Cost of support and service      51,933    12,304     64,237     45,701    10,329     56,030
   Cost of hardware                 12,117     3,223     15,340     12,116     3,779     15,895
                                   -------   -------    -------    -------   -------    -------
           Total                    64,363    16,065     80,428     58,235    15,299     73,534
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 47,057  $  9,498   $ 56,555   $ 41,581  $  8,981   $ 50,562
                                   =======   =======    =======    =======   =======    =======

                                         September 30,    June 30,
                                             2005           2005
                                           --------       --------
 Property and equipment, net
 Bank systems and services                $ 208,956      $ 208,541
 Credit Union systems and services           34,211         34,650
                                           --------       --------
 Total                                    $ 243,167      $ 243,191
                                           ========       ========

 Identified intangible assets, net
 Bank systems and services                $ 242,525      $ 241,054
 Credit Union systems and services           52,242         52,334
                                           --------       --------
 Total                                    $ 294,767      $ 289,078
                                           ========       ========


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 22 item-processing centers located throughout the United States.

 The first quarter of fiscal year 2006 resulted in consistent and solid revenue increases in services with stable gross and operating margins, resulting in a net income increase of 16% compared to the prior year's quarter.

 A detailed discussion of the major components of the results of operations for the three months ended September 30, 2005 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2005, to the prior year three-month period ended September 30, 2004.

 REVENUE

     License Revenue                       Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     License                            $  16,908      $  19,551      -14%
     Percentage of total revenue               12%            16%

 License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 The license revenue decrease in the quarter can be partially attributed to the continued increasing demand, especially by banks, for item and data processing delivered through our outsourcing offering instead of in-house. Outsourcing does not require software license agreements and therefore the financial institution's initial capital outlay is dramatically reduced by the choice of this delivery alternative.

     Support and Service Revenue           Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     Support and service                $  99,401      $  83,648      +19%
     Percentage of total revenue               73%            67%


 Quarter Over Quarter Change             $ Change       % Change
                                         --------       --------
 In-House Support & Other Services      $   6,892            +17%
 EFT Support                                3,249            +28%
 Outsourcing Services                       3,183            +15%
 Implementation Services                    2,429            +24%
                                         --------
 Total Increase                         $  15,753
                                         ========

 Support and services fees are generated from implementation services (including conversion, installation, implementation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing (EFT Support) services.

 There was strong growth in all support and service revenue components for the first quarter of fiscal 2006 due to increased software implementations performed during the previous twelve months. ATM and debit card transaction processing services together with outsourcing services for banks and credit unions continue to drive revenue growth at a strong pace as we leverage our resources effectively and expand our customer base. EFT support activity volume increased significantly within our current customer base due to industry and customer demand. Our credit union customer base and activity has shown continued growth with this relatively new offering to credit unions. Implementation services revenue increased due to solid growth in contracting activity for new license implementations in prior quarters, as well as merger conversions for our existing customers.

     Hardware Revenue                      Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     Hardware                           $  20,674      $  20,897       -1%
     Percentage of total revenue               15%            17%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased minimally primarily due to sales mix of hardware delivered during the quarter. There was an increase in the delivery of IBM iSeries systems for the current quarter as compared to the same quarter last year. Hardware revenue in the prior year's quarter was 17% of the total revenue, while in the current quarter it is 15% of the total revenue. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices.

 BACKLOG

 Our backlog increased 11% at September 30, 2005 to $205,800 ($63,400 in-house and $142,400 outsourcing) from $185,100 ($63,000 in-house and $122,100 outsourcing) at September 30, 2004. There was also a 3% increase from June 30, 2005, in which the backlog was $199,100 ($64,000 in-house and $135,100 outsourcing).


 COST OF SALES AND GROSS PROFIT

 Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item processing centers providing services for our outsourced customers, ATM and debit card processing services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.

     Cost of Sales and Gross Profit        Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     Cost of License                    $     851      $   1,609      -47%
     Percentage of total revenue                1%             1%

       License Gross Profit             $  16,057      $  17,942      -11%
       Gross Profit Margin                     95%            92%
                                         -----------------------

     Cost of support and service        $  64,237      $  56,030      +15%
     Percentage of total revenue               47%            45%

       Support and Service Gross Profit $  35,164      $  27,618      +27%
       Gross Profit Margin                     35%            33%
                                         -----------------------

     Cost of hardware                   $  15,340      $  15,895       -3%
     Percentage of total revenue               11%            13%

       Hardware Gross Profit            $   5,334      $   5,002       +7%
       Gross Profit Margin                     26%            24%
                                         -----------------------

     TOTAL COST OF SALES                $  80,428      $  73,534        9%
     Percentage of total revenue               59%            59%

       TOTAL GROSS PROFIT               $  56,555      $  50,562       12%
       Gross Profit Margin                     41%            41%


 Cost of license decreased for the current quarter due to a decrease in the sales and delivery of third party software, compared to last year, which resulted in an increase in the license gross profit margin. Cost of support and service increased due to additional headcount and depreciation expense for new facilities and equipment as compared to last year. Cost of hardware decreased due to a decrease in hardware sales and a change in product sales mix during the current period. Hardware incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

 Gross margin on license revenue increased to 95% for the current quarter compared to 92% in the same quarter last year due to a decrease in third party software sales and the related costs, which the gross margins on third party software, is significantly lower than our owned products. The gross profit increase in support and service is due to continued strong revenue growth, with approximately 63% of the support and service revenue for the current quarter being recurring. In the first quarter of last fiscal year, approximately 59% of support and service revenue was recurring. Gross margin for support and service grew to 35% for the current quarter due to the continuation of company-wide cost control measures and improved processes. Hardware gross margin in the first quarter of fiscal 2006 also increased from 24% to 26% in the first quarter of fiscal 2005, primarily due to sales mix.


 OPERATING EXPENSES

     Selling and Marketing                 Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     Selling and marketing              $  11,440      $  10,732       +7%
     Percentage of total revenue                8%             9%

 Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services. Our inside sales team is responsible for marketing and sales of specific complementary products and services to our existing core customers.

 For the three months ended September 30, 2005, selling and marketing expenses increased due to additional headcount, mostly from acquisition sales teams, plus the related employee costs. Selling and marketing expense decreased slightly as a percentage of sales to only 8% as compared to 9% in the first quarter of last fiscal year.

     Research and Development              Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     Research and development           $   6,749      $   6,142      +10%
     Percentage of total revenue                5%             5%

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

 Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products, depreciation and equipment maintenance expense for upgrading technology equipment. Research and development expenses increased in the initial quarter of 2006 by 10%; however they remained at 5% of total revenue for both years.

     General and Administrative            Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2005           2004
                                         --------       --------
     General and administrative         $   7,805      $   7,465       +5%
     Percentage of total revenue                6%             6%

 General and administrative expense increased for the quarter primarily due to increased employee costs and additional accounting and professional fees compared to the same period last year. Although general and administrative expenses increased in the initial quarter of 2006 by 5%, they remained at 6% of total revenue for both years.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2005 reflects a decrease of $188 when compared to the same period last year. Interest income decreased 3% due to lower cash and cash equivalent balances. Interest expense increased $172, due to borrowings on the revolving bank credit facility, which as of September 30, 2005 were paid in full.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $11,407 for the three months ended September 30, 2005 compared with $10,005 for the same period last year. For the current fiscal year, the rate of income taxes is currently estimated at 37.0% of income before income taxes compared to 37.5% as reported for the same quarter in fiscal 2005, prior to adjustment. The decrease reflects changes in estimated state tax rates and from our reevaluation of changes in state tax laws in relation to our tax structure during fiscal 2005. In the fourth quarter of fiscal 2005, an adjustment was made to the provision for income taxes to adjust the effective tax rate to 37.0% for the entire year.

 NET INCOME - Net income increased 16% for the three months ended September 30, 2005. Net income for the first quarter of fiscal 2006 was $19,422 or $0.21 per diluted share compared to $16,674 or $0.18 per diluted share in the same period last year.


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

   Bank Systems and Services
                                      Three Months Ended
                                         September 30,
                                    -----------------------
                                      2005           2004    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $ 111,420      $  99,816        12%
     Gross Profit                  $  47,057      $  41,581        13%

     Gross Profit Margin                  42%            42%

 Revenue growth in bank systems and services is attributable to the significant increase in support and service revenue related to maintenance for in-house and outsourced customers, implementation services, and ongoing steady increase in ATM and debit card processing activity. License revenue decreased slightly and hardware increased slightly primarily due to sales mix and products delivered during the quarter compared to the prior year. Bank segment gross profit increased from the prior year and the gross profit margin remained the same at 42%.

   Credit Union Systems and Services
                                      Three Months Ended
                                         September 30,
                                    -----------------------
                                      2005           2004    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $  25,563      $  24,280         5%
     Gross Profit                  $   9,498      $   8,981         6%

     Gross Profit Margin                  37%            37%

 Revenue in the credit union system and services segment grew substantially in the support and service component directly relating to maintenance for in-house and outsourced customers, and ATM and debit card processing activity, which continues to expand in our credit union segment. This increase in support and services more than offset the decrease in license and hardware revenue, which license revenue was impacted by the average value of software systems and a decrease in the number of complementary products delivered during the quarter. The decrease in hardware revenue is due to sales mix and reduction in the amount of hardware shipped during the quarter. Credit union gross profit increased from the prior year and the gross profit margin remained the same at 37%.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents increased to $55,558 at September 30, 2005, from $11,608 million at June 30, 2005 and decreased from $119,845 at September 30, 2004. The increase in the cash balance from June 30, 2005 is primarily due to collection of our June 2005 annual maintenance billings, offset by the use of cash as outlined below in investing and financing activities.

 Cash provided by operations increased to $107,907 for the three months ended September 30, 2005 as compared to $87,675 for the same period last year. The $20,232 increase in cash generated from operations was impacted by a $2,748 increase in net income, an increase in depreciation and amortization of $1,696, while the net combined increase of deferred income taxes, gain on disposal of property and equipment, stock-based compensation, and other expenses totaled an additional $377. Primarily contributing to the increase in operating cash flows is the change in operating assets and liabilities which includes a $26,397 change in receivables, less changes to prepaid expenses, accounts payable and accrued expenses amounting to ($7,093), changes in accrued income taxes equaled ($33) and the change in deferred revenues ($3,860).

 Cash used in investing activities for the current quarter totaled $11,974. The largest use of cash was for capital expenditures in the amount of $8,047 for equipment and purchases of internal software, while cash used for software development used $3,969.

 Financing activities used cash of $51,983 during the current quarter. Cash was used to repay a revolving bank credit facility of $45,000; $6,334 was used to purchase treasury stock, while $4,121 was used to fund dividends paid to stockholders. Cash used was offset by $3,472 from the proceeds for the issuance of stock for stock options exercised and the sale of common stock to the employee stock purchase plan.

 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $8,047 and $12,487 for the three-month periods ended September 30, 2005 and 2004, respectively, were made for additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2006.

 The Company renewed a bank credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (6.00% at September 30, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. At September 30, 2005, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000. On August 8, 2005, the balance of $45,000 was paid in full. At September 30, 2005, no amount was outstanding on the revolving bank credit facility.

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2005, there were 553,300 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares. During the first quarter of fiscal 2006, the Company repurchased 337,200 treasury shares for $6,334. The total cost of treasury shares at September 30, 2005 is $16,286. At September 30, 2005, there were 890,500 shares remaining in treasury stock and the Company had the authority to repurchase up to 4,100,116 shares.

 Subsequent to September 30, 2005, the Company's Board of Directors declared a cash dividend of $.045 per share on its common stock payable on December 2, 2005, to stockholders of record on November 16, 2005. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

 Critical Accounting Policies

 The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2005.


 Forward Looking Statements

 The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, strong cash flow and no debt as of and for the three months ended September 30, 2005. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 ITEM 4.  CONTROLS AND PROCEDURES

 An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of evaluation.


 PART II. OTHER INFORMATION


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


 (c) Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased during the quarter ended September, 30, 2005:

                                                                Maximum Number
                        Total                Total Number of    of Shares that
                        Number   Average   Shares Purchased as    May Yet Be
                      of Shares   Price      Part of Publicly   Purchased Under
 Period               Purchased  of Share     Announced Plans    the Plans (1)
 -------------------- ---------  --------  -------------------  ---------------
 July 1-July 31, 2005         -        -              -            4,437,316
 August 1-31, 2005      196,700  $ 18.80        196,700            4,240,616
 September 1-30,2005    140,500  $ 18.76        140,500            4,100,116
                      ---------  --------  -------------------  ---------------
 Total                  337,200  $ 18.78        337,200            4,100,116
                      =========  ========  ===================  ===============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, which was increased by 2.0 million shares on April 29, 2005. These authorizations have no specific dollar or share price targets and no expiration dates.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on November 1, 2005 for the purpose of electing a board of directors, to approve the Company's Restricted Stock Plan, and to approve the Company's 2005 Non-Qualified Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                                 For       Withheld
                                             ----------    ---------
     John W. Henry                           78,733,732    6,294,874
     Jerry D. Hall                           81,462,114    3,566,492
     Michael E. Henry                        81,267,322    3,761,284
     James J. Ellis                          78,083,536    6,945,070
     Joseph J. Maliekel                      80,034,149    4,994,457
     Craig R. Curry                          78,686,132    6,342,474
     Wesley A. Brown                         82,894,414    2,134,192

 Two management  proposals  were  also  submitted  to  the  stockholders  for approval at the Annual Meeting. The Jack Henry & Associates, Inc. Restricted Stock Plan will allow the Company to issue up to 3 million shares of the Common Stock of the Company to employees and directors over the next 10 years. The Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan is essentially a reauthorization of the Company's 1995 Non-Qualified Stock Option Plan and will allow the Company to issue up to 700,000 compensatory non-qualified stock options to non-employee directors. Both plans were approved by the following votes:

                                           For         Against     Withheld
                                        ----------    ---------    --------
  Approve the Restricted Stock Plan     63,191,217    6,284,847     167,582

  Approve the 2005 Non-Qualified
  Stock Option Plan                     63,433,025    6,051,177     159,443


 ITEM 6.  EXHIBITS

 31.1   Certification of the Chief Executive Officer dated November 9, 2005.

 31.2   Certification of the Chief Financial Officer dated November 9, 2005.

 32.1   Written Statement of the Chief Executive Officer dated November 9,
        2005.

 32.2   Written Statement of the Chief Financial Officer dated November 9,
        2005.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JACK HENRY & ASSOCIATES, INC.

   Date: November 9, 2005             /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: November 9, 2005             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer