Form 10-Q
period 2005-12-31
HENRY JACK & ASSOCIATES INC
filed 2006-02-08
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2005

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

   As of January 26, 2006, Registrant has 91,560,148 shares of common stock outstanding ($0.01 par value)

                           JACK HENRY & ASSOCIATES, INC.
                                     CONTENTS
                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           December 31, 2005 and June 30, 2005  (Unaudited)           3

           Condensed Consolidated Statements of Income
              for the Three and Six Months Ended
              December 31, 2005 and 2004 (Unaudited)                  4

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended December 31, 2005
              and 2004 (Unaudited)                                    5

           Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                   6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               16

  ITEM 4   Controls and Procedures                                   16


  PART II  OTHER INFORMATION

  ITEM 2   Unregistered Sales of Equity Securities
           and Use of Proceeds                                       17

  ITEM 6   Exhibits                                                  17

 PART 1.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                   December 31,     June 30,
                                                       2005           2005
                                                    ----------     ----------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $    38,249    $    11,608
   Investments, at amortized cost                        2,661            993
   Receivables                                         102,841        209,922
   Prepaid expenses and other                           15,725         14,986
   Prepaid cost of product                              17,646         20,439
   Deferred income taxes                                 2,540          2,345
                                                    ----------     ----------
      Total current assets                             179,662        260,293

 PROPERTY AND EQUIPMENT, net                           246,167        243,191

 OTHER ASSETS:
   Prepaid cost of product                              12,759         10,413
   Computer software, net of amortization               37,651         29,488
   Other non-current assets                              8,095          6,868
   Customer relationships, net of amortization          66,579         68,475
   Trade names                                           4,009          4,010
   Goodwill                                            210,956        191,415
                                                    ----------     ----------
      Total other assets                               340,049        310,669
                                                    ----------     ----------
      Total assets                                 $   765,878    $   814,153
                                                    ==========     ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                $     7,673    $    15,895
   Accrued expenses                                     20,525         24,844
   Accrued income taxes                                    869          3,239
   Note payable                                         25,000         45,000
   Deferred revenues                                   106,318        157,605
                                                    ----------     ----------
      Total current liabilities                        160,385        246,583

 LONG TERM LIABILITIES:
   Deferred revenues                                    16,493         13,331
   Deferred income taxes                                41,638         37,085
                                                    ----------     ----------
      Total long term liabilities                       58,131         50,416
                                                    ----------     ----------
      Total liabilities                                218,516        296,999

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                          -              -
   Common stock - $0.01 par value:
     250,000,000 shares authorized;
     Shares issued at 12/31/05 were 92,691,960
     Shares issued at 06/30/05 were 92,050,778             927            920
   Additional paid-in capital                          205,822        195,878
   Retained earnings                                   363,141        330,308
   Less treasury stock at cost 1,240,500 shares
     at 12/31/05,  553,300 shares at 06/30/05          (22,528)        (9,952)
                                                    ----------     ----------
       Total stockholders' equity                      547,362        517,154
                                                    ----------     ----------
       Total liabilities and stockholders' equity  $   765,878    $   814,153
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended        Six Months Ended
                                       December 31,            December 31,
                                  --------------------     --------------------
                                   2005         2004        2005          2004
                                  -------      -------     -------      -------
 REVENUE
   License                       $ 20,836     $ 22,148    $ 37,744     $ 41,699
   Support and service            106,524       87,726     205,925      171,374
   Hardware                        20,057       26,086      40,731       46,983
                                  -------      -------     -------      -------
     Total                        147,417      135,960     284,400      260,056

 COST OF SALES
   Cost of license                  1,061        1,734       1,912        3,343
   Cost of support and service     66,356       60,946     130,593      116,976
   Cost of hardware                14,517       18,531      29,857       34,426
                                  -------      -------     -------      -------
     Total                         81,934       81,211     162,362      154,745

 GROSS PROFIT                      65,483       54,749     122,038      105,311

 OPERATING EXPENSES
   Selling and marketing           12,300       11,920      23,740       22,652
   Research and development         8,003        6,741      14,752       12,883
   General and administrative      11,130        8,127      18,935       15,592
                                  -------      -------     -------      -------
     Total                         31,433       26,788      57,427       51,127

 OPERATING INCOME                  34,050       27,961      64,611       54,184

 INTEREST INCOME (EXPENSE)
   Interest income                    425          359         868          818
   Interest expense                  (132)         (14)       (307)         (17)
                                  -------      -------     -------      -------
     Total                            293          345         561          801

 INCOME BEFORE INCOME TAXES        34,343       28,306      65,172       54,985

 PROVISION FOR INCOME TAXES        12,707       10,614      24,114       20,619
                                  -------      -------     -------      -------
 NET INCOME                      $ 21,636     $ 17,692    $ 41,058     $ 34,366
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.23     $   0.19    $   0.44     $   0.37
                                  =======      =======     =======      =======
 Diluted weighted average
   shares outstanding              93,637       92,957      93,818       92,721
                                  =======      =======     =======      =======

 Basic net income per share      $   0.24     $   0.20    $   0.45     $   0.38
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              91,352       90,650      91,457       90,468
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                         Six Months Ended
                                                           December 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $    41,058  $    34,366

 Adjustments to reconcile net income from
   operations to cash from operating activities:
     Depreciation                                         16,176       14,563
     Amortization                                          5,134        4,254
     Deferred income taxes                                 3,124        2,930
     (Gain) loss on disposal of property
       and equipment                                         113        1,061
     Stock- based compensation                               257            -

 Changes in operating assets and liabilities,
   net of acquisitions:
     Receivables                                         107,342       88,210
     Prepaid expenses, prepaid cost of product,
       and other                                          (1,484)         113
     Accounts payable                                     (8,488)      (2,098)
     Accrued expenses                                     (5,037)      (1,457)
     Income taxes (including tax benefit of $3,453
       and $1,730 from exercise of stock options)          1,056       (3,582)
     Deferred revenues                                   (52,023)     (44,150)
                                                      ----------   ----------
       Net cash from operating activities                107,228       94,210

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions, net                       (19,177)    (109,910)
     Capital expenditures                                (18,971)     (23,570)
     Computer software developed                          (8,109)      (3,162)
     Proceeds from investments                             2,000        2,000
     Purchase of investments                              (1,982)      (1,992)
     Proceeds from sale of property and equipment              -            3
     Other, net                                              212           70
                                                      ----------   ----------
       Net cash from investing activities                (46,027)    (136,561)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable, net                                   (20,000)      10,000
     Purchase of treasury stock                          (12,576)           -
     Dividends paid                                       (8,225)      (7,239)
     Proceeds from issuance of common stock
       upon exercise of stock options                      5,888        7,987
     Proceeds from sale of common stock, net                 353          360
                                                      ----------   ----------
       Net cash from financing activities                (34,560)      11,108
                                                      ----------   ----------
 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  $    26,641  $   (31,243)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $    11,608  $    53,758
                                                      ----------   ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $    38,249  $    22,515
                                                      ==========   ==========

 Net cash paid for income taxes was $19,915 and $21,284 for the six months ended December 31, 2005 and 2004, respectively. The Company paid interest of $454 and $4 for the six months ended December 31, 2005 and 2004, respectively.

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)


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


 STOCK-BASED COMPENSATION

 In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-
 Based Payment", ("SFAS 123(R)"), a revision of SFAS No. 123 "Share-Based Payment". SFAS 123 (R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends SFAS No. 95 "Statement of Cash Flows". SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and is using the modified-prospective transition method with the Black-Scholes model for estimating the fair value of equity compensation.

 In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based compensation.

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 Stock Option Plan ("1996 SOP") that had exercise prices higher than the market price of the Company's stock on such date. As a result of this action, the vesting of 202 options was accelerated by an average of 15 months. No other changes to these options were made. The weighted average exercise price of these accelerated options was $21.15, and exercise prices of the affected options ranged from $18.64 to $25.00. The accelerated options constitute only 2.1% of the company's outstanding options. No options held by any directors or executive officers of the Company were accelerated or affected in any manner by this action.

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

 For the first six months of fiscal 2006, there was $257 in compensation expense from equity-based awards. The adoption of SFAS 123 (R) did not materially impact the Company's consolidated financial statements. The following table illustrates the effect on net income and net income per share for the first half of fiscal 2005 had the Company accounted for its stock-based awards under the fair value method of SFAS 123.

                                         Three Months Ended  Six Months Ended
                                            December 31,       December 31,
                                                2004               2004
                                            ------------       ------------
 Net income, as reported                     $  17,692           $  34,366

 Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effect                338                 605
                                              --------            --------
 Pro forma net income                        $  17,354           $  33,761
                                              ========            ========

 Diluted net income per share As reported    $    0.19           $    0.37
                              Pro forma      $    0.19           $    0.36

 Basic net income per share   As reported    $    0.20           $    0.38
                              Pro forma      $    0.19           $    0.37


 COMPREHENSIVE INCOME

 Comprehensive income for the three and six-month periods ended December 31, 2005 and 2004 equals the Company's net income.


 COMMON STOCK

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2005, there were 553 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,437 shares. During the six months ended December 31, 2005, the Company repurchased 687 treasury shares for $12,576. The total cost of treasury shares at December 31, 2005 is $22,528. At December 31, 2005, there were 1,241 shares in treasury stock and the Company had the authority to repurchase up to 3,750 shares.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2005. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended June 30, 2005.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the three and six-month periods ended December 31, 2005 and 2004.

 The results of operations for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year.


 NOTE 2.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2005.


 ACQUISITIONS

 On  November 1, 2005,  the Company  acquired  all of  the capital  stock  of
 Profitstar, Inc. ("Profitstar"). Profitstar is a leading provider of asset/liability management, risk management, profitability accounting and financial planning software and related services to banks, credit unions and other financial institutions. The purchase price for Profitstar, $19,177 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($4,889) to working capital, $1,234 to deferred tax liability, $1,871 capitalized software, $1,420 to customer relationships, and $19,541 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax purposes.

 The following unaudited pro forma consolidated financial information is presented as if the acquisitions completed in fiscal 2005 had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

 Pro Forma                        Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                  -------------------     -------------------
                                   2005        2004        2005         2004
                                  -------     -------     -------     -------
 Revenue                         $148,652    $145,714    $288,500    $282,856

 Gross profit                      66,244      59,547     124,929     116,606
                                  -------     -------     -------     -------
 Net Income                      $ 21,785    $ 18,782    $ 41,532    $ 37,703
                                  =======     =======     =======     =======

 Earnings per share - diluted    $   0.23    $   0.20    $   0.44    $   0.41
                                  =======     =======     =======     =======
 Diluted Shares                    93,637      92,957      93,818      92,271
                                  =======     =======     =======     =======

 Earnings per share - basic      $   0.24    $   0.21    $   0.45    $   0.42
                                  =======     =======     =======     =======
 Basic Shares                      91,352      90,650      91,457      90,468
                                  =======     =======     =======     =======


 LINES OF CREDIT

 The Company renewed a bank credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (6.00% at December 31, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. At December 31, 2005, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000. At December 31, 2005, the revolving bank credit facility balance was $25,000.


 NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

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


 NOTE 4.   SHARES USED IN COMPUTING NET INCOME PER SHARE


                                       Three Months Ended   Six Months Ended
                                          December 31,        December 31,
                                         ---------------     ---------------
                                          2005     2004       2005     2004
                                         ------   ------     ------   ------
 Weighted average number of common
   shares outstanding - basic            91,352   90,650     91,457   90,468

 Common stock equivalents                 2,285    2,307      2,361    2,253
                                         ------   ------     ------   ------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                 93,637   92,957     93,818   92,721
                                         ======   ======     ======   ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2005 and 2004. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,710 and 1,723 shares and 1,714 and 1,780 shares for the three and six-month periods ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted income per common share.


 NOTE 5.   BUSINESS SEGMENT INFORMATION

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

                                        Three Months Ended              Three Months Ended
                                        December 31, 2005               December 31, 2004
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 14,604  $  6,232   $ 20,836   $ 16,864  $  5,284   $ 22,148
   Support and service              88,558    17,966    106,524     73,926    13,800     87,726
   Hardware                         14,673     5,384     20,057     20,514     5,572     26,086
                                   -------   -------    -------    -------   -------    -------
          Total                    117,835    29,582    147,417    111,304    24,656    135,960
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     568       493      1,061      1,117       617      1,734
   Cost of support and service      53,906    12,450     66,356     48,451    12,495     60,946
   Cost of hardware                 10,205     4,312     14,517     14,166     4,365     18,531
                                   -------   -------    -------    -------   -------    -------
          Total                     64,679    17,255     81,934     63,734    17,477     81,211
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $ 53,156  $ 12,327   $ 65,483   $ 47,570  $  7,179   $ 54,749
                                   =======   =======    =======    =======   =======    =======

                                        Six Months Ended                Six Months Ended
                                        December 31, 2005               December 31, 2004
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 26,920  $ 10,824   $ 37,744   $ 29,382  $ 12,317   $ 41,699
   Support and service             171,285    34,640    205,925    145,166    26,208    171,374
   Hardware                         31,050     9,681     40,731     36,572    10,411     46,983
                                   -------   -------    -------    -------   -------    -------
          Total                    229,255    55,145    284,400    211,120    48,936    260,056
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     880     1,032      1,912      1,535     1,808      3,343
   Cost of support and service     105,839    24,754    130,593     94,152    22,824    116,976
   Cost of hardware                 22,322     7,535     29,857     26,282     8,144     34,426
                                   -------   -------    -------    -------   -------    -------
          Total                    129,041    33,321    162,362    121,969    32,776    154,745
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $100,214  $ 21,824   $122,038   $ 89,151  $ 16,160   $105,311
                                   =======   =======    =======    =======   =======    =======

                                             December 31,    June 30,
                                             -----------   -----------
                                                 2005          2005
                                             -----------   -----------
 Property and equipment, net
 Bank systems and services                  $    212,190  $    208,541
 Credit Union systems and services                33,977        34,650
                                             -----------   -----------
 Total                                      $    246,167  $    243,191
                                             ===========   ===========

 Identified intangible assets, net
 Bank systems and services                  $    266,937  $    241,054
 Credit Union systems and services                52,258        52,334
                                             -----------   -----------
 Total                                      $    319,195  $    293,388
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

 A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2005 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended, December 31, 2005, to the prior year three and six-month periods ended December 31, 2004.


 REVENUE


 License Revenue               Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 License                      $ 20,836  $ 22,148   -6%  $ 37,744 $ 41,699   -9%
 Percentage of total revenue      14%       16%             13%      16%

 License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 The reduction in license revenue for the quarter and year to date can be largely attributed to the continued increasing demand, especially by banks, for item and data processing delivered through our outsourcing services. Outsourcing services do not require software license agreements and therefore the financial institution's initial capital outlay is dramatically reduced by the choice of this delivery alternative.

 Support and Service Revenue   Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 Support and service          $106,524  $ 87,726  +21%  $205,925 $171,374  +20%
 Percentage of total revenue      72%       65%             73%      66%


                                    Qtr over Qtr Change  Year over Year Change
                                    -------------------  ---------------------
                                    $ Change % Increase   $ Change % Increase
                                    -------- ----------   -------- ----------
 In-house support & other services  $  8,109     +19%     $ 17,694     +22%
 EFT support                           4,091     +31%        7,339     +29%
 Outsourcing services                  5,061     +23%        5,552     +13%
 Implementation services               1,537     +15%        3,966     +19%
                                     -------               -------
 Total Increase                     $ 18,798              $ 34,551
                                      =======              =======

 Support and service fees are generated from implementation services (including conversion, installation, implementation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing (EFT Support) services.

 There was strong growth in all support and service revenue components for the second quarter and the first half of fiscal 2006, particularly due to in-house annual support revenue from previously performed software implementations, together with recent acquisitions contributing approximately 9% of the support revenue for both the quarter and the year. Another main element is the on-going demand for EFT support (ATM and debit card transaction processing services). EFT support experienced the strongest quarter over quarter revenue growth due to increased customer activity and expansion of our customer base. Outsourcing services also continue to grow as we add new customers and increase volume. Implementation services revenue increased due to new license implementations contracted in prior quarters, as well as merger conversions for our existing customers.

 Hardware Revenue              Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 Hardware                     $ 20,057  $ 26,086  -23%  $ 40,731 $ 46,983  -13%
 Percentage of total revenue      14%       19%             14%      18%

 Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased mainly due to a decrease in the number of hardware systems delivered for the current quarter and the first half of the current year as compared to the same periods last year. Hardware revenue in the prior year's quarter was 19% and 18% prior year to date of the total revenue, while hardware revenue is 14% of revenue for both the current quarter and year to date. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices. This is also impacted by increased demand for outsourcing services, as significant sales of hardware normally accompany only in-house sales.


 BACKLOG

 Our backlog increased 10% at December 31, 2005 to $213,800 ($63,800 in-house and $150,000 outsourcing) from $194,500 ($68,400 in-house and $126,100 outsourcing) at December 31, 2004. The current quarter backlog increased 4% from September 30, 2005, where backlog was $205,800 ($63,400 in-house and $142,400 outsourcing).


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

 Cost of Sales and Gross Profit

                               Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 Cost of License              $  1,061  $  1,734  -39%  $  1,912  $  3,343  -43%
 Percentage of total revenue       1%        1%             1%        1%

   License Gross Profit       $ 19,775  $ 20,414   -3%  $ 35,832  $ 38,356   -7%
   Gross Profit Margin            95%       92%            95%       92%

 Cost of support and service  $ 66,356  $ 60,946   +9%  $130,593  $116,976  +12%
 Percentage of total revenue      45%       45%            46%       45%

   Support and Service
     Gross Profit             $ 40,168  $ 26,780  +50%  $ 75,332  $ 54,398  +38%
   Gross Profit Margin            38%       31%             -        -

 Cost of hardware             $ 14,517  $ 18,531  -22%  $ 29,857  $ 34,426  -13%
 Percentage of total revenue      10%       14%            10%      13%

   Hardware Gross Profit      $  5,540  $  7,555  -27%  $ 10,874  $ 12,557  -13%
   Gross Profit Margin            28%       29%            27%      27%

 TOTAL COST OF SALES          $ 81,934  $ 81,211   +1%  $162,362  $154,745   +5%
 Percentage of total revenue      56%       60%            57%      60%

   TOTAL GROSS PROFIT         $ 65,483  $ 54,749  +20%  $122,038  $105,311  +16%
   Gross Profit Margin            44%       40%            43%      40%

 Cost of license decreased for the current quarter and the first half of fiscal 2006 due to a decrease in the delivery of third party software, compared to last year. Cost of support and service increased for the quarter and year to date in fiscal 2006 due to additional headcount and depreciation expense for new facilities and equipment primarily due to acquisitions of businesses, as compared to last year. Cost of hardware decreased due to a decrease in hardware sales and a change in product sales mix during the current quarter and the first half of fiscal 2006. Hardware incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

 Gross margin on license revenue increased to 95% for the current quarter and the first half of the fiscal year compared to 92% for both the same periods last year due to a decrease in third party software sales, where the gross margins on third party software is significantly lower than our owned products. For the quarter and first half of fiscal 2006, gross profit decreased while gross margin increased, which is attributable to a decrease in license revenue. The gross profit increase for the second quarter and year to date in support and service is due to consistent revenue growth. Gross margin for support and service grew to 38% for the current quarter and 37% for the six-month period, due to the continuation of company-wide cost control measures. Hardware gross margin decreased from 29% in the second quarter last year to 28% in the second quarter of the current year, but remained even at 27% for the six months in both years, primarily due to sales mix and vendor rebates on hardware delivered.


 OPERATING EXPENSES


 Selling and Marketing         Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 Selling and marketing        $ 12,300  $ 11,920   +3%  $ 23,740 $ 22,652   +5%
 Percentage of total revenue       8%        9%              8%       9%

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

 For the three and six months ended December 31, 2005, selling and marketing expenses increased due to additional headcount, primarily from new personnel gained through recent acquisitions, plus the related employee costs. Selling and marketing expense decreased slightly as a percentage of sales to 8% of revenue as compared to 9% of revenue for both periods of last fiscal year.

 Research and Development      Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 Research and development     $  8,003  $  6,741  +19%  $ 14,752 $ 12,883  +15%
 Percentage of total revenue       5%        5%              5%       5%

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

 Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products, plus depreciation and equipment maintenance expense for upgrading technology equipment. Research and development expenses increased for the second quarter and the first half of 2006 by 19% and 15% respectively; however they remained at 5% of total revenue for both years.

 General and Administrative    Three Months Ended    %   Six Months Ended    %
                                  December 31,    Change   December 31,   Change
                                ----------------  ------ ---------------- ------
                                 2005      2004           2005      2004
                                 ----      ----           ----      ----
 General and administrative   $ 11,130  $  8,127  +37%  $ 18,935 $ 15,592  +21%
 Percentage of  total revenue      8%        6%              7%       6%

 General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses increased for the second quarter and the first half of fiscal year 2006, primarily due to growth in employee related costs, additional accounting and professional fees, and increased expenses related to our annual User Group Conference compared to the same periods last year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended December 31, 2005 reflects a decrease of $52 when compared to the same period last year. Interest income increased $66, while interest expense increased $118. Net interest income for the current six month period reflects a decrease of $240, with interest income increasing $50 and interest expense increasing $290. For both periods, the modest increases in interest income are due to higher cash and cash equivalent balances while the additional interest expense is due to borrowings on the revolving bank credit facility.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $12,707 and $24,114 for the three and six-month periods ended December 31, 2005 compared with $10,614 and $20,619 for the same periods last year. For the current fiscal year, the rate of income taxes is currently estimated at 37.0% of income before income taxes compared to 37.5% as reported for the same periods in fiscal 2005, prior to adjustment. The decrease reflects changes in estimated state tax rates and from our reevaluation of changes in state tax laws in relation to our tax structure during fiscal 2005. In the fourth quarter of fiscal 2005, an adjustment was made to the provision for income taxes to adjust the effective tax rate to 37.0% for the entire year.

 NET INCOME - Net income increased 22% for the three months ended December 31, 2005. Net income for the second quarter of fiscal 2006 was $21,636 or $0.23 per diluted share compared to $17,692 or $0.19 per diluted share in the same period last year. Net income also increased for the six-month period ended December 31, 2005 to $41,058 or $0.44 per diluted share compared to $34,366 or $0.37 per diluted share for the same six month period last year.


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

 Bank Systems and Services

                       Three Months Ended  Percent  Six Months Ended  Percent
                           December 31,   Increase     December 31,  Increase
                        --------------------------  -------------------------
                         2005       2004             2005       2004
                        -------    -------          -------    -------
 Revenue               $117,835   $111,304   +6%   $229,255   $211,120   +9%
 Gross Profit          $ 53,156   $ 47,570  +12%   $100,214   $ 89,151  +12%

 Gross Profit Margin       45%        43%              44%        42%

 Revenue growth in bank systems and services is attributable to the increase in support and service revenue related to maintenance for in-house and outsourced customers, implementation services, plus the ongoing steady increase in ATM and debit card processing activity. We expect this increase to continue as we further improve our processes and continue to create demand and value for our customers. License and hardware revenue decreased for the current quarter and six-month period primarily due to the sales mix and products delivered during the first half of the year compared to the prior year. Bank segment gross profit increased from the last year and the gross profit margin increased from 43% to 45%.

 Credit Union Systems and Services

                       Three Months Ended  Percent  Six Months Ended  Percent
                           December 31    Increase     December 31,  Increase
                        --------------------------  -------------------------
                         2005       2004             2005       2004
                        -------    -------          -------    -------
 Revenue               $ 29,582   $ 24,656  +20%   $ 55,145   $ 48,936  +13%
 Gross Profit          $ 12,327   $  7,179  +72%   $ 21,824   $ 16,160  +35%

 Gross Profit Margin       42%        29%              40%        33%

 Revenue in the credit union system and services segment grew substantially in the support and service component directly relating to maintenance for in-house and outsourced customers, along with ATM and debit card processing activity. Support and service revenue continues to expand in our credit union segment with quarter over quarter increases improving. This growth in support and service was supplemented by an increase in license revenue and offset by a slight decrease in hardware revenue. The decrease in hardware revenue is due to sales mix and reduction in the amount of hardware shipped during the quarter. Credit union gross profit increased from the prior year and the gross profit margin increased from 29% to 42% due to continued delivery of products and services that carry higher margins like ATM/Debit card processing and outsourcing services as we continue to improve operating procedures, leverage our resources and gain new customers.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents increased to $38,249 at December 31, 2005, from $11,608 million at June 30, 2005 and from $22,515 at December 31, 2004. The increase in the cash balance from June 30, 2005 is primarily due to collection of our June 2005 annual maintenance billings, offset by the use of cash as outlined below in investing and financing activities.

 Cash provided by operations totaled $107,228 in the current year compared to $94,210 last year. Cash provided by operations consisted of $41,058 net income, depreciation and amortization expense of $21,310, plus a combined increase of $3,494 in deferred income taxes, the gain on disposal of property and equipment and stock-based compensation expense. The balance consists of the change in receivables of $107,342 less the change of $15,009 for prepaid and accrued expenses, and accounts payable, less $52,023 for the change in deferred revenues, plus the change in income taxes of $1,056. For fiscal year 2005, cash flow from operations consisted of $34,366 in net income, depreciation and amortization expense of $18,817, plus a combined increase of $3,991 in deferred income taxes and the loss on disposal of property and equipment. The balance consisted of the change in receivables of $88,210 less the change of $7,024 for prepaid and accrued expenses, accounts payable, and income taxes, minus $44,150 change in deferred revenues.

 Net cash used in investing activities for the current year was $46,027 and included payment for the Profitstar acquisition of $19,177, capital expenditures of $18,971, and capitalized software development of $8,109. In the first half of fiscal 2005, net cash used in investing activities of $136,561 and consisted mainly of $109,910 in payment for acquisitions, $23,570 in capital expenditures and $3,162 for capitalized software development.

 Net cash from financing activities of $34,560 included a net repayment of the revolving bank credit facility of $20,000, payment of dividends of $8,225 and the purchase of treasury stock of $12,576. Cash used was offset by proceeds of $6,241 from the exercise of stock options and sale of common stock. For the first half of fiscal 2005, cash used in financing activities was $7,239 for dividends paid, offset by $10,000 proceeds from a note payable and the proceeds from the exercise of stock options and sale of common stock of $8,347 for a net cash increase of $11,108.

 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $18,971 and $23,570 for the six-month periods ended December 31, 2005 and 2004, respectively, were made for facilities and additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2006.

 The Company renewed a bank credit line on March 22, 2005 which provides for funding of up to $8,000 and bears interest at the prime rate (6.00% at December 31, 2005). The credit line expires March 22, 2006 and is secured by $1,000 of investments. At December 31, 2005, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The new unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000. At December 31, 2005, the revolving bank credit facility balance was $25,000.

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2005, there were 553,300 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares. During the six months ended December 31, 2005, the Company repurchased 687,200 treasury shares for $12,576. The total cost of treasury shares at December 31, 2005 is $22,528. At December 31, 2005, there were 1,240,500 shares in treasury stock and the Company had the authority to repurchase up to 3,750,116 shares.

 Subsequent to December 31, 2005, the Company's Board of Directors declared a cash dividend of $.055 per share on its common stock payable on March 2, 2006, to stockholders of record on February 16, 2006. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

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


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, and strong cash flow for the three and six months ended December 31, 2005. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 ITEM 4.  CONTROLS AND PROCEDURES

 An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


 PART II. OTHER INFORMATION


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


 (c) Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased for the three month period ended December, 31, 2005:

                                                                Maximum Number
                        Total                Total Number of    of Shares that
                        Number   Average   Shares Purchased as    May Yet Be
                      of Shares   Price      Part of Publicly   Purchased Under
 Period               Purchased  of Share     Announced Plans    the Plans (1)
 -------------------- ---------  --------  -------------------  ---------------
 October 1-31, 2005     350,000   $ 18.16        350,000           3,750,116
 November 1-30, 2005          -         -              -           3,750,116
 December 1-31, 2005          -         -              -           3,750,116
                      ---------  --------  -------------------  ---------------
                        350,000   $ 18.16        350,000           3,750,116
                      =========  ========  ===================  ===============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, which was increased by 2.0 million shares on April 29, 2005. These authorizations have no specific dollar or share price targets and no expiration dates.


 ITEM 6.  EXHIBITS


 31.1   Certification of the Chief Executive Officer dated February 8, 2006.

 31.2   Certification of the Chief Financial Officer dated February 8, 2006.

 32.1   Written Statement of the Chief Executive Officer dated February 8,
        2006.

 32.2   Written Statement of the Chief Financial Officer dated February 8,
        2006.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                      JACK HENRY & ASSOCIATES, INC.

   Date: February 8, 2006             /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: February 8, 2006             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer