Form 10-Q
period 2006-03-31
HENRY JACK & ASSOCIATES INC
filed 2006-05-10
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2006

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

     As of May 1, 2006, Registrant has 92,678,455 shares of common stock outstanding ($0.01 par value)

                           JACK HENRY & ASSOCIATES, INC.
                                     CONTENTS
                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 2006 and June 30, 2005  (Unaudited)              3

           Condensed Consolidated Statements of Income
           for the Three and Nine Months Ended
           March 31, 2006 and 2005 (Unaudited)                        4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31, 2006 and
           2005 (Unaudited)                                           5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               19

  ITEM 4   Controls and Procedures                                   19


  PART II  OTHER INFORMATION

  ITEM 2   Unregistered Sales of Equity Securities
           and Use of Proceeds                                       20

  ITEM 6   Exhibits                                                  20

 PART 1.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)


                                                     March 31,      June 30,
                                                       2006           2005
                                                    ----------     ----------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $    38,805    $    11,608
   Investments, at amortized cost                        2,109            993
   Receivables                                          99,717        209,922
   Prepaid expenses and other                           15,900         14,986
   Prepaid cost of product                              14,340         20,439
   Deferred income taxes                                 2,650          2,345
                                                    ----------     ----------
      Total current assets                             173,521        260,293

 PROPERTY AND EQUIPMENT, net                           250,876        243,191

 OTHER ASSETS:
   Prepaid cost of product                              14,753         10,413
   Computer software, net of amortization               40,496         29,488
   Other non-current assets                              8,452          6,868
   Customer relationships, net of amortization          64,824         68,475
   Trade names                                           4,010          4,010
   Goodwill                                            212,442        191,415
                                                    ----------     ----------
      Total other assets                               344,977        310,669

      Total assets                                 $   769,374    $   814,153
                                                    ==========     ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                $     6,255    $    15,895
   Accrued expenses                                     21,457         24,844
   Accrued income taxes                                    360          3,239
   Note payable                                         25,000         45,000
   Deferred revenues                                    72,664        157,605
                                                    ----------     ----------
      Total current liabilities                        125,736        246,583

 LONG TERM LIABILITIES:
   Deferred revenues                                    19,015         13,331
   Deferred income taxes                                44,725         37,085
                                                    ----------     ----------
     Total long term liabilities                        63,740         50,416

     Total liabilities                                 189,476        296,999

 STOCKHOLDERS' EQUITY
   Preferred stock - $1 par value; 500,000
     shares authorized, none issued                          -              -
   Common stock - $0.01 par value:
     250,000,000 shares authorized;
     Shares issued at 03/31/06 were 93,717,101
     Shares issued at 06/30/05 were 92,050,778             937            920
   Additional paid-in capital                          219,948       195,878
   Retained earnings                                   381,541        330,308
   Less treasury stock at cost 1,240,500 shares
    at 03/31/06, 553,300 shares at 06/30/05            (22,528)        (9,952)
                                                    ----------     ----------
       Total stockholders' equity                      579,898        517,154

       Total liabilities and stockholders' equity  $   769,374    $   814,153
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                                  --------------------     --------------------
                                   2006         2005        2006          2005
                                  -------      -------     -------      -------
 REVENUE
   License                       $ 20,566     $ 20,943    $ 58,310     $ 62,642
   Support and service            106,083       92,509     312,008      263,883
   Hardware                        18,846       20,930      59,577       67,913
                                  -------      -------     -------      -------
     Total                        145,495      134,382     429,895      394,438

 COST OF SALES
   Cost of license                    222        1,085       2,134        4,428
   Cost of support and service     67,962       61,436     198,555      178,412
   Cost of hardware                13,629       14,584      43,486       49,010
                                  -------      -------     -------      -------
     Total                         81,813       77,105     244,175      231,850

 GROSS PROFIT                      63,682       57,277     185,720      162,588

 OPERATING EXPENSES
   Selling and marketing           12,292       11,598      36,032       34,250
   Research and development         8,435        7,738      23,187       20,621
   General and administrative       8,239        6,915      27,174       22,507
                                  -------      -------     -------      -------
     Total                         28,966       26,251      86,393       77,378

 OPERATING INCOME                  34,716       31,026      99,327       85,210

 INTEREST INCOME (EXPENSE)
   Interest income                    731          171       1,599          989
   Interest expense                  (590)        (110)       (897)        (127)
                                  -------      -------     -------      -------
     Total                            141           61         702          862

 INCOME BEFORE INCOME TAXES        34,857       31,087     100,029       86,072

 PROVISION FOR INCOME TAXES        11,397       11,658      35,511       32,277
                                  -------      -------     -------      -------
 NET INCOME                      $ 23,460     $ 19,429    $ 64,518     $ 53,795
                                  =======      =======     =======      =======

 Diluted net income per share    $   0.25     $   0.21    $   0.69     $   0.58
                                  =======      =======     =======      =======

 Diluted weighted average
   shares outstanding              94,390       93,421      94,008       92,954
                                  =======      =======     =======      =======

 Basic net income per share      $   0.26     $   0.21    $   0.70     $   0.59
                                  =======      =======     =======      =======
 Basic weighted average
   shares outstanding              91,952       91,212      91,622       90,716
                                  =======      =======     =======      =======

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                              March 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $    64,518  $    53,795

 Adjustments to reconcile net income from
   operations to cash from operating activities:
     Depreciation                                         24,689       21,900
     Amortization                                          7,843        6,548
     Deferred income taxes                                 5,777        5,045
     Expense for stock-based compensation                    364            -
     Loss on disposal of property and equipment              108        1,016

 Changes in operating assets and liabilities,
   net of acquisitions:
     Receivables                                         110,872       94,879
     Prepaid expenses, prepaid cost of product,
       and other                                            (716)         382
     Accounts payable                                     (9,906)      (2,819)
     Accrued expenses                                     (4,105)      (5,354)
     Income taxes (including tax benefit of
       $3,463 from exercise of stock options
       for 2005)                                          (2,905)       1,380
     Deferred revenues                                   (83,155)     (71,656)
                                                      ----------   ----------
       Net cash from operating activities                113,384      105,116

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions, net                       (20,744)    (119,616)
     Capital expenditures                                (32,228)     (33,428)
     Computer software developed                         (11,908)      (4,607)
     Proceeds from investments                             3,327        4,000
     Purchase of investments                              (2,746)      (3,983)
     Proceeds from sale of property and equipment             29          150
     Other, net                                              223          105
                                                      ----------   ----------
         Net cash from investing activities              (64,047)    (157,379)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Note payable, net                                  (20,000)      14,000
      Purchase of treasury stock                         (12,576)           -
      Dividends paid                                     (13,285)     (11,346)
      Excess tax benefits from stock-based
        compensation                                       6,471            -
      Proceeds from issuance of common stock
        upon exercise of stock options                    16,711       11,238
      Proceeds from sale of common stock, net                539          565
                                                      ----------   ----------
       Net cash from financing activities                (22,140)      14,457
                                                      ----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS           $    27,197  $   (37,806)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $    11,608  $    53,758
                                                      ----------   ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $    38,805  $    15,952
                                                      ==========   ==========

 Net cash paid for income taxes was $25,600 and $25,865 for the nine months ended March 31, 2006 and 2005, respectively. The Company paid interest of $908 and $127 for the nine months ended March 31, 2006 and 2005, respectively.

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands, Except Share and Per Share Amounts)
                                 (Unaudited)


 NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 DESCRIPTION OF THE COMPANY

 Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software implementation services for financial institutions to utilize JHA software systems. JHA provides continuing support and services to customers using in-house or outsourced systems.


 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant intercompany accounts and transactions have been eliminated.


 STOCK-BASED COMPENSATION

 In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", ("SFAS 123(R)"), a revision of SFAS 123. SFAS 123 (R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends SFAS No. 95 "Statement of Cash Flows". SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure. Also, SFAS 123 (R) requires companies to calculate a pool of income tax benefits ("APIC pool") that were previously recorded in additional paid-in capital and are available to absorb future income tax benefit deficiencies that can result from the exercise or maturity of stock awards. SFAS 123 (R) is effective for fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 123 (R) as of July 1, 2005, the first day of fiscal 2006 and is using the modified-prospective transition method with the Black-Scholes model for estimating the fair value of equity compensation. Prior interim periods and fiscal years do not reflect any restated amounts. Further, the Company has calculated its APIC pool based on the actual income tax benefits received from exercises and maturities of stock awards granted after the effective date of SFAS No. 123 using the long method.

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

 For the three and nine months ended March 31, 2006, there was $107 and $364, respectively, in compensation expense from equity-based awards. As of March 31, 2006, no compensation expense from equity-based awards has been capitalized. The adoption of SFAS 123 (R) did not materially impact the Company's consolidated financial statements. The following table illustrates the effect on net income and net income per share for the nine months of fiscal 2005 had the Company accounted for its stock-based awards under the fair value method of SFAS 123.

                                      Three Months Ended  Nine Months Ended
                                              March 31,          March 31,
                                                2005               2005
                                            ------------       ------------
 Net income, as reported                      $  19,429          $  53,795

 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects           295                900
                                               --------           --------
 Pro forma net income                         $  19,134          $  52,895
                                               ========           ========
 Diluted net income per share
                    As reported               $    0.21          $    0.58
                    Pro forma                 $    0.20          $    0.57

 Basic net income per share
                    As reported               $    0.21          $    0.59
                    Pro forma                 $    0.21          $    0.58

 If the Company had adopted SFAS 123(R) for fiscal year 2005, net cash from financing activities would have been increased by $3,463 for the nine months ended March 31, 2005, and operating activities would have decreased by the $3,463 for the same period.

 The Company currently can issue options under two stock option plans: the 1996 Stock Option Plan ("1996 SOP") and the Non-Qualified Stock Option Plan ("NSOP").


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

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 SOP that had exercise prices higher than the market price on such date.


 NSOP

 The NSOP was adopted by the Company on October 31, 1995, for its outside directors. Options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 1,200,000 shares of common stock have been reserved for issuance under this plan with a maximum of 300,000 for each director. As of June 30, 2005, there were 445,833 shares available for future grants under the plan. In November 2005, 40,000 shares were granted to the outside directors and are all still outstanding as of March 31, 2006.

 Changes in stock options outstanding and exercisable are as follows:

                                                                   Aggregate
                                                                   Intrinsic
                                  Number of    Weighted Average   Value as of
                                    Shares      Exercise Price     March 31,
                                  ----------    --------------    -----------
    Outstanding July 1, 2005       9,766,397        $14.55
    Granted                           40,000         18.47
    Forfeited or expired            (181,716)        21.15
    Exercised                     (1,641,363)        10.16
                                  ----------    --------------    -----------
    Outstanding March 31, 2006     7,983,318        $15.33           $62,850
                                  ==========    ==============    ===========
    Exercisable March 31, 2006     7,827,500        $15.28           $62,049
                                  ==========    ==============    ===========


 Following is an analysis of stock options outstanding and exercisable as of March 31, 2006:

                                          Weighted-Average
                                             Remaining
      Range of                              Contractural        Weighted-Average
  Exercise Prices          Shares           Life in Years        Exercise Price
  ---------------  ------------------------ -------------  ------------------------
                   Outstanding  Exercisable  Outstanding   Outstanding  Exercisable
                   -----------  -----------  -----------   -----------  -----------
  $ 6.03 - $10.75   1,515,134    1,515,134      2.34         $ 8.15       $ 8.15
  $10.76 - $10.84   1,457,857    1,457,857      7.03          10.84        10.84
  $10.85 - $16.49     241,450      227,210      4.40          12.07        11.95
  $16.50 - $16.88   2,896,410    2,896,410      4.01          16.88        16.88
  $16.89 - $25.65   1,433,467    1,291,889      5.98          21.11        21.44
  $25.66 - $31.00     439,000      439,000      5.06          27.70        27.70
  ---------------  -----------  -----------  -----------   -----------  -----------
  $ 6.03 - $31.00   7,983,318    7,827,500      4.67         $15.33       $15.28
  ===============  ===========  ===========  ===========   ===========  ===========


 No options were granted in the quarter ended March 31, 2006. The weighted average fair value of options granted was $8.42 for the three months ended March 31, 2005. For the nine months ended March 31, 2006 and 2005, the weighted average fair value of options granted was, $10.13 and $6.97, respectively, using the Black-Scholes option pricing model. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $11,484 and $4,609, respectively. While the total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $17,488 and $9,211, respectively.

 The assumptions used in this model to estimate fair value and resulting values are as follows:

                                  Three Months Ended       Nine Months Ended
                                       March 31,               March 31,
                                  -------------------     -------------------
                                    2006       2005         2006       2005
                                  --------   --------     --------   --------
  Weighted Average Assumptions:
    Expected life (years)        no grants      4.23         7.65       3.53
    Volatility                    during         48%          42%        49%
    Risk free interest rate        this         3.6%         4.4%       2.9%
    Dividend yield                period       0.94%        0.89%      0.86%

 The option pricing model input assumptions such as expected term, expected volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example the risk-free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (for example, volatility expected term and dividend yield). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

 As of March 31, 2006, there was $838 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.


 COMPREHENSIVE INCOME

 Comprehensive income for the three and nine-month periods ended March 31, 2006 and 2005 equals the Company's net income.


 COMMON STOCK

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2005, there were 553,300 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares. During the nine months ended March 31, 2006, the Company repurchased 687,200 treasury shares for $12,576. The total cost of treasury shares at March 31, 2006 is $22,528. At March 31, 2006, there were 1,240,500 shares in treasury stock and the Company had the authority to repurchase up to 3,750,116 shares.


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

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the results of operations, financial position and cash flows for each interim period shown.

 The results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.


 NOTE 2.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2006.


 ACQUISITIONS

 On  November 1, 2005,  the Company  acquired  all of  the capital  stock  of
 Profitstar, Inc. ("Profitstar"). Profitstar is a leading provider of asset/liability management, risk management, profitability accounting and financial planning software and related services to banks, credit unions and other financial institutions. The purchase price for Profitstar, $19,182 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($4,889) to working capital, $1,234 to deferred tax liability, $1,871 capitalized software, $1,420 to customer relationships, and $19,546 to goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax purposes.

 The following unaudited pro forma consolidated financial information is presented as if the acquisitions completed in each fiscal year had occurred at the beginning of such periods. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.


 Pro Forma (unaudited)             Three Months Ended      Nine Months Ended
                                       March 31,               March 31,
                                  -------------------     -------------------
                                   2006        2005        2006         2005
                                  -------     -------     -------     -------
 Revenue                         $145,495    $136,678    $433,995    $419,534

 Gross profit                      63,682      58,818     188,611     175,424
                                  -------     -------     -------     -------
 Net Income                      $ 23,460    $ 19,693    $ 64,992    $ 57,398
                                  =======     =======     =======     =======

 Earnings per share - diluted    $   0.25    $   0.21    $   0.69    $   0.62
                                  =======     =======     =======     =======
 Diluted Shares                    94,390      93,421      94,008      92,954
                                  =======     =======     =======     =======

 Earnings per share - basic      $   0.26    $   0.22    $   0.71    $   0.63
                                  =======     =======     =======     =======
 Basic Shares                      91,952      91,212      91,622      90,716
                                  =======     =======     =======     =======


 LINES OF CREDIT

 The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (7.75% at March 31, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. At March 31, 2006, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000. At March 31, 2006, the revolving bank credit facility balance was $25,000.


 NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 ("SFAS 109"), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1"). FSP 109-1 clarifies the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 ("AJCA") should be accounted for as a special deduction in accordance with SFAS 109. Pursuant to the AJCA, the deduction for qualified production activities is effective for the Company's tax year ending June 30, 2006. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is expected to result in approximately $600 of tax savings for the fiscal year ended June 30, 2006.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154, although the impact of such adoption of not determinable at this time.


 NOTE 4.   SHARES USED IN COMPUTING NET INCOME PER SHARE

                                       Three Months Ended   Nine Months Ended
                                            March 31,           March 31,
                                         ---------------     ---------------
                                          2006     2005       2006     2005
                                         ------   ------     ------   ------
 Weighted average number of common
   shares outstanding - basic            91,952   91,212     91,622   90,716

 Common stock equivalents                 2,438    2,209      2,386    2,238
                                         ------   ------     ------   ------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                 94,390   93,421     94,008   92,954
                                         ======   ======     ======   ======

 Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2006 and 2005. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 994 and 1,667 shares and 1,577 and 1,746 shares for the three and nine-month periods ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted income per common share.


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

                                        Three Months Ended              Three Months Ended
                                          March 31, 2006                  March 31, 2005
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 17,360  $  3,206   $ 20,566   $ 11,614  $  9,329   $ 20,943
   Support and service              88,590    17,493    106,083     77,076    15,433     92,509
   Hardware                         14,104     4,742     18,846     15,551     5,379     20,930
                                   -------   -------    -------    -------   -------    -------
          Total                    120,054    25,441    145,495    104,241    30,141    134,382
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     209        13        222        285       800      1,085
   Cost of support and service      55,414    12,548     67,962     49,148    12,288     61,436
   Cost of hardware                 10,046     3,583     13,629     10,647     3,937     14,584
                                   -------   -------    -------    -------   -------    -------
          Total                     65,669    16,144     81,813     60,080    17,025     77,105
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $ 54,385  $  9,297   $ 63,682   $ 44,161  $ 13,116   $ 57,277
                                   =======   =======    =======    =======   =======    =======

                                         Nine Months Ended               Nine Months Ended
                                          March 31, 2006                  March 31, 2005
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 44,280  $ 14,030   $ 58,310   $ 40,997  $ 21,645   $ 62,642
   Support and service             259,874    52,134    312,008    222,242    41,641    263,883
   Hardware                         45,154    14,423     59,577     52,123    15,790     67,913
                                   -------   -------    -------    -------   -------    -------
          Total                    349,308    80,587    429,895    315,362    79,076    394,438
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                   1,089     1,045      2,134      1,820     2,608      4,428
   Cost of support and service     161,254    37,301    198,555    143,300    35,112    178,412
   Cost of hardware                 32,368    11,118     43,486     36,928    12,082     49,010
                                   -------   -------    -------    -------   -------    -------
          Total                    194,711    49,464    244,175    182,048    49,802    231,850
                                   -------   -------    -------    -------   -------    -------
 GROSS PROFIT                     $154,597  $ 31,123   $185,720   $133,314  $ 29,274   $162,588
                                   =======   =======    =======    =======   =======    =======

                                               March 31,     June 30,
                                             -----------   -----------
                                                 2006          2005
                                             -----------   -----------
 Property and equipment, net
 Bank systems and services                  $    217,013  $    208,541
 Credit Union systems and services                33,863        34,650
                                             -----------   -----------
 Total                                      $    250,876  $    243,191
                                             ===========   ===========

 Identified intangible assets, net
 Bank systems and services                  $    271,341  $    241,054
 Credit Union systems and services                50,431        52,334
                                             -----------   -----------
 Total                                      $    321,772  $    293,388
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

 A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2006 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended, March 31, 2006, to the prior year three and nine-month periods ended March 31, 2005.


 REVENUE

 License Revenue               Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 License                      $ 20,566  $ 20,943   -2%  $ 58,310 $ 62,642   -7%
 Percentage of total revenue      14%       16%             13%      16%

 License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 The reduction in license revenue for the quarter and year to date can be attributed to the continued increased demand for item and data processing by banks and credit unions for delivery through our outsourcing services. Outsourcing services do not require software licenses and the financial institution's initial capital outlay is dramatically reduced by the choice of this delivery alternative.

 Support and Service Revenue   Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 Support and service          $106,083  $ 92,509  +15%  $312,008 $263,883  +18%
 Percentage of total revenue      73%       69%             73%      67%


                                    Qtr over Qtr Change  Year over Year Change
                                    -------------------  ---------------------
                                    $ Change  % Change   $ Change   % Change
                                    -------- ----------   -------- ----------
 In-house support & other services  $  4,858     +11%     $ 20,967     +17%
 EFT support                           5,122     +36%       12,009     +29%
 Outsourcing services                  4,146     +18%       11,736     +18%
 Implementation services                (552)     -5%        3,414     +11%
                                     -------               -------
 Total Increase                     $ 13,574              $ 48,126
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

 There was strong growth in most support and service revenue components for the third quarter and the first nine months of fiscal 2006. There is continuing growth for the on-going demand for EFT support (ATM and debit card transaction processing services). EFT support experienced strong quarter over quarter revenue growth due to increased customer activity and expansion of our customer base, especially in our bank segment. Outsourcing services continue to grow as we add new customers, increase volume and streamline business processes. In-house annual support revenue increased due to software implementations performed in prior periods. Implementation services revenue decreased slightly for the quarter due to a decrease in number of license implementations, as well as a decrease in merger conversions for existing customers.

 Hardware Revenue              Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 Hardware                     $ 18,846  $ 20,930  -10%  $ 59,577 $ 67,913  -12%
 Percentage of total revenue      13%       15%             14%      17%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased mainly due to a lower unit cost of systems delivered for the current quarter and the first nine months of the current year as compared to the same periods last year. Hardware revenue in the prior year was 15% and 17% of total revenue for prior year quarter and year-to-date, respectively, while hardware revenue in the current year is 13% and 14% of total revenue for the current quarter and year to date, respectively. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices. This is also impacted by increased demand for outsourcing services, as significant sales of hardware normally accompany only in-house sales.


 BACKLOG

 Our backlog increased 8% at March 31, 2006 to $213,300 ($62,800 in-house and $150,500 outsourcing) from $198,200 ($67,100 in-house and $131,100 outsourcing) at March 31, 2005. The current quarter backlog remained nearly flat compared to December 31, 2005, when backlog was $213,800 ($63,800 in-house and $150,000 outsourcing).


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

 Cost of Sales and Gross Profit

                               Three Months Ended    %  Nine Months Ended    %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 Cost of License              $    222  $  1,085  -80%  $  2,134 $  4,428  -52%
 Percentage of total revenue      <1%       <1%             <1%       1%

   License Gross Profit       $ 20,344  $ 19,858   +2%  $ 56,176 $ 58,214   -4%
   Gross Profit Margin            99%       95%             96%      93%

 Cost of support and service  $ 67,962  $ 61,436  +11%  $198,555 $178,412  +11%
 Percentage of total revenue      47%       46%             46%      45%

   Support and Service
     Gross Profit             $ 38,121  $ 31,073  +23%  $113,453 $ 85,471  +33%
   Gross Profit Margin            36%       34%             36%      32%

 Cost of hardware             $ 13,629  $ 14,584   -7%  $ 43,486 $ 49,010  -11%
 Percentage of total revenue       9%       11%             10%      12%

   Hardware Gross Profit      $  5,217  $  6,347  -18%  $ 16,091 $ 18,903  -15%
   Gross Profit Margin            28%       30%             27%      28%

 TOTAL COST OF SALES          $ 81,813  $ 77,105   +6%  $244,175 $231,850   +5%
 Percentage of total revenue      56%       57%             57%      59%

   TOTAL GROSS PROFIT         $ 63,682  $ 57,277  +11%  $185,720 $162,588  +14%
   Gross Profit Margin            44%       43%             43%      41%

 Cost of license decreased for the current quarter and the first nine months of fiscal 2006 due to a decrease in the delivery of third party software compared to last year. Cost of support and service increased for the quarter and year to date in fiscal 2006 due to additional headcount and depreciation expense for new facilities and equipment as compared to last year. Cost of hardware decreased due to a decrease in hardware sales and a change in product sales mix during the current quarter and the first nine months of fiscal 2006. Hardware incentives and rebates received decreased during the quarter and nine months ended due to changing thresholds established by the vendors and related hardware sales.

 Gross margin on license revenue increased to 99% and 96% for the current quarter and the first nine months of the fiscal year, respectively, compared to 95% and 93% for the same periods last year due to a decrease in third party software sales, where the gross margins on third party software is significantly lower than our owned products. The gross profit increase for the third quarter and year to date in support and service is due to consistent revenue growth. Gross margin for support and service grew to 36% for the current quarter and for the nine-month period, due to the continuation of company-wide cost control measures. Hardware gross margin decreased from 30% in the third quarter last year to 28% in the third quarter of the current year, but remained fairly flat for the nine months in both years; variations are primarily due to sales mix and vendor rebates on hardware delivered.


 OPERATING EXPENSES

 Selling and Marketing         Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 Selling and marketing        $ 12,292  $ 11,598   +6%  $ 36,032 $ 34,250   +5%
 Percentage of total revenue       8%       9%               8%       9%

 Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross-sell our many complementary products and services. Our inside sales team is responsible for marketing and sales of specific complementary products and services to our existing core customers.

 For the three and nine months ended March 31, 2006, selling and marketing expenses increased due to additional headcount, primarily from new personnel gained through recent acquisitions, plus the related employee costs. Selling and marketing expense decreased slightly as a percentage of sales to 8% of revenue as compared to 9% of revenue for both periods of last fiscal year, reflecting a change in the sales mix.

 Research and Development      Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 Research and development     $  8,435  $  7,738   +9%  $ 23,187 $ 20,621  +12%
 Percentage of total revenue       6%        6%              5%       5%

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

 Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products, plus depreciation and equipment maintenance expense for upgrading technology equipment. Research and development expenses increased for the third quarter and the first nine months of 2006 by 9% and 12% respectively; however they remained at 6% of total revenue for the third quarter of both years and 5% for the nine months in both years.

 General and Administrative    Three Months Ended    %   Nine Months Ended   %
                                    March 31,     Change     March 31,    Change
                                ----------------  ------ ---------------- ------
                                 2006      2005           2006      2005
                                 ----      ----           ----      ----
 General and administrative   $  8,239  $  6,915  +19%  $ 27,174 $ 22,507  +21%
 Percentage of  total revenue      6%        5%              6%       6%

 General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses increased for the third quarter and the first nine months of fiscal year 2006, due to a combination of increased rent, travel and insurance expense. The year to date employee related costs and headcount increased compared to the same period last year.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended March 31, 2006 reflects an increase of $80 when compared to the same period last year. Interest income increased $560, while interest expense increased $480. Net interest income for the current nine month period reflects a decrease of $161, with interest income increasing $610 and interest expense increasing $771. For both periods, the modest increases in interest income are due to higher cash and cash equivalent balances while the additional interest expense is due to borrowings on the revolving bank credit facility.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $11,397 and $35,511 for the three and nine-month periods ended March 31, 2006 compared with $11,658 and $32,277 for the same periods last year. In the current third quarter, an income tax adjustment was made to 32.7% of income before income taxes to bring the year to date income before income taxes rate to 35.5%. For the current fiscal year, the rate of income taxes is currently estimated at 35.5% of income before income taxes compared to 37.5% as reported for the same periods in fiscal 2005, prior to adjustment. The decrease reflects changes in the effective tax rate partially attributable to a special manufacturing deduction resulting from the American Job Creation Act of 2004, plus our reevaluation of changes in state tax laws and rules in relation to our corporate tax structure during the current fiscal year.

 NET INCOME - Net income increased 21% for the three months ended March 31, 2006. Net income for the third quarter of fiscal 2006 was $23,460 or $0.25 per diluted share compared to $19,429 or $0.21 per diluted share in the same period last year. Net income increased 20% for the nine-month period ended March 31, 2006 to $64,518 or $0.69 per diluted share compared to $53,795 or $0.58 per diluted share for the same nine month period last year.


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

 Bank Systems and Services

                      Three Months Ended  Percent  Nine Months Ended  Percent
                            March 31,      Change       March 31,     Change
                       --------------------------  -------------------------
                         2006       2005             2006       2005
                       --------   --------         --------   --------
 Revenue              $ 120,054  $ 104,242   15%  $ 349,308  $ 315,362   11%
 Gross Profit         $  54,385  $  44,162   23%  $ 154,597  $ 133,314   16%

 Gross Profit Margin         45%        42%              44%        42%

 Revenue growth in bank systems and services is attributable to the increase in support and service revenue related to maintenance for in-house and outsourced customers, plus the ongoing steady increase in ATM and debit card processing activity. We expect this increase to continue as we further improve our processes and continue to create demand and value for our customers. License revenue increased and hardware revenue decreased for the current quarter and nine-month period primarily due to the sales mix and products delivered during the current fiscal year compared to the prior year. Bank segment gross profit increased from the last year and the gross profit margin increased from 42% to 45% for the quarter and 42% and 44% year to date when comparing period over period.

 Credit Union Systems and Services

                      Three Months Ended  Percent  Nine Months Ended  Percent
                            March 31,      Change       March 31,     Change
                       --------------------------  -------------------------
                         2006       2005             2006       2005
                       --------   --------         --------   --------
 Revenue              $  25,441  $  30,141  -16%  $  80,587  $  79,076    2%
 Gross Profit         $   9,297  $  13,116  -29%  $  31,123  $  29,275    6%

 Gross Profit Margin         37%        44%              39%        37%

 Revenue in the credit union system and services segment grew substantially in the support and service component directly relating to maintenance for in-house and outsourced customers, along with ATM and debit card processing activity. This growth in support and service was offset by decreases in license revenue and hardware revenue. The decrease in license revenue is partially attributable to the expansion of our outsourcing options available to our credit union customers. The decrease in hardware revenue is due to sales mix and reduction in the amount of hardware shipped during the quarter. The credit union gross profit and margin decreased for the third quarter from 44% to 37% due to the reduction of license revenue. The gross profit margin increased year to date from 37% to 39% due to continued delivery of products and services that carry higher margins like ATM/Debit card processing and outsourcing services as we continue to improve operating procedures, leverage our resources and gain new customers.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents increased to $38,805 at March 31, 2006, from $11,608 million at June 30, 2005 and from $15,952 at March 31, 2005. The increase in the cash balance from June 30, 2005 is primarily due to collection of our June 2005 annual maintenance billings, offset by the use of cash as outlined below in investing and financing activities.

 Cash provided by operations totaled $113,384 in the current year compared to $105,116 last year. Cash provided by operations consisted of $64,518 in net income, depreciation and amortization expense of $32,532, plus a combined increase of $5,885 in deferred income taxes and the loss on disposal of property and the addition of the expense for stock-based compensation of $364. The balance consists of the change in receivables of $110,872, less the change of $14,727 for prepaid and accrued expenses, and accounts payable, less $83,155 for the change in deferred revenues, and less the change in income taxes of $2,905. For fiscal year 2005, cash flow from operations consisted of $53,795 in net income, depreciation and amortization expense of $28,448, plus a combined increase of $6,061 in deferred income taxes and the loss on disposal of property and equipment. The balance consisted of the change in receivables of $94,879 less the change of $7,791 for prepaid and accrued expenses, accounts payable, plus the change in income taxes of $1,380, minus $71,656 change in deferred revenues.

 Net cash used in investing activities for the current year was $64,047 and included payment for the Profitstar acquisition of $19,177, plus $1,567 paid on earn-outs and other acquisition adjustments, capital expenditures of $32,228, and capitalized software development of $11,908. In the first nine months of fiscal 2005, net cash used in investing activities of $157,379 and consisted mainly of $119,616 in payment for acquisitions, $33,428 in capital expenditures and $4,607 for capitalized software development.

 Net cash from financing activities for the current year used cash of $22,140 and included a net repayment of the revolving bank credit facility of $20,000, payment of dividends of $13,285 and the purchase of treasury stock of $12,576. Cash used was offset by proceeds of $17,250 from the exercise of stock options and the sale of common stock plus $6,471 from the excess tax benefit from stock-based compensation. For the first nine months of fiscal 2005, cash provided by financing activities was $14,457 and included $14,000 in line of credit borrowings and the proceeds from the exercise of stock options and sale of common stock of $11,803, offset by $11,346 for dividends paid.

 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $32,228 and $33,428 for the nine-month periods ended March 31, 2006 and 2005, respectively, were made for additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2006.

 The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (7.75% at March 31, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. At March 31, 2006, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2005, the revolving bank credit facility balance was $45,000. At March 31, 2006, the revolving bank credit facility balance was $25,000.

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2005, there were 553,300 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,437,316 shares. No shares were repurchased during the most recent quarter. During the nine months ended March 31, 2006, the Company repurchased 687,200 treasury shares for $12,576. The total cost of treasury shares at March 31, 2006 is $22,528. At March 31, 2006, there were 1,240,500 shares in treasury stock and the Company had the authority to repurchase up to 3,750,116 shares.

 Subsequent to March 31, 2006, the Company's Board of Directors declared a cash dividend of $.055 per share on its common stock payable on May 31, 2006, to stockholders of record on May 15, 2006. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

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


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, and strong cash flow for the three and nine months ended March 31, 2006. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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

 During the three months ended March 31, 2006, the Company completed the phase one implementation of general ledger and financial reporting, supply chain, contract and project, and human capital management systems. These integrated accounting and business management systems are provided by a third party vendor. Except for the implementation of these financial systems, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of evaluation.


 PART II.  OTHER INFORMATION


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c) Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased for the three month period ended March, 31, 2006:

                                                                Maximum Number
                        Total                Total Number of    of Shares that
                        Number   Average   Shares Purchased as    May Yet Be
                      of Shares   Price      Part of Publicly   Purchased Under
 Period               Purchased  of Share     Announced Plans    the Plans (1)
 -------------------- ---------  --------  -------------------  ---------------
 January 1-31, 2006           -         -              -           3,750,116
 February 1-28, 2006          -         -              -           3,750,116
 March 1-31, 2006             -         -              -           3,750,116
                      ---------  --------  -------------------  ---------------
                              -   $     -              -           3,750,116
                      =========  ========  ===================  ===============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, which was increased by 2.0 million shares on April 29, 2005. These authorizations have no specific dollar or share price targets and no expiration dates.


 ITEM 6.  EXHIBITS


 31.1   Certification of the Chief Executive Officer dated May 9, 2006.

 31.2   Certification of the Chief Financial Officer dated May 9, 2006.

 32.1   Written Statement of the Chief Executive Officer dated May 9, 2006.

 32.2   Written Statement of the Chief Financial Officer dated May 9, 2006.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                      JACK HENRY & ASSOCIATES, INC.

   Date: May 9, 2006                  /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: May 9, 2006                  /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer