Form 10-K
period 2006-06-30
HENRY JACK & ASSOCIATES INC
filed 2006-09-12
CIK 779152

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-K
   (Mark One)

      [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2006

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

                663 Highway 60, P.O. Box 807, Monett, MO 65708
                ----------------------------------------------
                     (Address of Principal Executive Offices)

     Registrant's telephone number, including area code:  (417) 235-6652

        Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class        Name of Each Exchange on Which Registered
 ------------------------------   -----------------------------------------
 Common Stock ($0.01 par value)                   NASDAQ


      Securities registered pursuant to Section 12(g) of the Act:   None

   Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
   Yes [ X ]  No [   ]

   Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
   Yes [   ]  No [ X ]

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

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2) of the Exchange Act.
   Large Accelerated Filer  [ X ]                  Accelerated Filer  [   ]
   Non-Accelerated Filer    [   ]

   Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
   Yes [   ]  No [ X ]

   As of August 18, 2006, the Registrant had 91,219,608 shares of Common Stock outstanding ($0.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,494,716,214 (based on the average of the reported high and low sales prices on NASDAQ on such date).

                     DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2006 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

                              TABLE OF CONTENTS

    PART I                                                    Page Reference

    ITEM 1.    BUSINESS                                               4

    ITEM 1A.   RISK FACTORS                                          17

    ITEM 1B.   UNRESOLVED STAFF COMMENTS                             20

    ITEM 2.    PROPERTIES                                            20

    ITEM 3.    LEGAL PROCEEDINGS                                     20

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                      20


    PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY,
               RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES (1)                    21

    ITEM 6.    SELECTED FINANCIAL DATA                               22

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         23

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                     37

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           38

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                67

    ITEM 9A.   CONTROLS AND PROCEDURES                               67

    ITEM 9B.   OTHER INFORMATION                                     67


    PART III

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT  (2)                                   68

    ITEM 11.   EXECUTIVE COMPENSATION  (3)                           68

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (4)    68

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (5)    68

    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES (6)            68


    PART IV

    ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES            68


 (1)  Proxy Statement section entitled "Equity Compensation Plan Information"
 (2) Proxy Statement sections entitled "Election of Directors", "Corporate Governance," "Audit Committee Report," "Executive Officers and Significant Employees," and "Section 16(a) Beneficial Ownership Reporting Compliance."
 (3) Proxy Statement sections entitled "Executive Compensation", "Compensation Committee Report", "Corporate Governance", and
      "Company Performance."
 (4) Proxy Statement sections entitled "Stock Ownership of Certain Stockholders," and "Equity Compensation Plan Information."
 (5) Proxy Statement section entitled "Certain Relationships and Related Transactions."
 (6) Proxy Statement sections entitled "Audit Committee Report" and "Independent Registered Public Accounting Firm - Audit and Non-Audit Fees."

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

 We offer an integrated suite of data processing system solutions to improve our customers' management of their entire internal/office applications and customer/member interaction processes, as well as specialized data processing solutions to meet specific business needs. We believe our solutions enable our customers to provide better service to their customers and compete more effectively against other banks, credit unions, and alternative financial institutions. Our customers have two options for our completely integrated suites of products and services. Customers can install our comprehensive systems in-house, as we offer data conversion, hardware, and software installation for the implementation of our systems. We will also perform outsourcing services with our entire suite of products and services, from complete internal/office processing to fraud protection, for our customers who prefer not to acquire hardware and software. Outsourcing services are provided through 6 data centers and 23 item-processing centers located across the United States. To ensure proper product performance and reliability, we offer continuing customer service, which provides us with continuing client relationships and recurring revenue.

 Our gross revenue has grown from $396.7 million in fiscal 2002 to $592.2 million in fiscal 2006, representing a compound annual growth rate over this five-year period of 10%. Net income from continuing operations has grown from $57.1 million in fiscal 2002 to $89.9 million in fiscal 2006, also a compound annual growth rate of 10%.

 Industry Background

 According to the Automation in Banking 2006 report, United States financial institutions, including commercial banks, thrifts and credit unions, increased spending on hardware, software, services and telecommunications to $50.2 billion in calendar 2005 from $40.7 billion in calendar 2001, representing a compound annual growth rate of 6%. In addition, the report indicated there was an increase in industry spending of 9.5% from December 31, 2004 to December 31, 2005.

 The Federal Deposit Insurance Corporation ("FDIC") reported there were approximately 9,000 commercial and savings banks in the United States as of December 31, 2005. Consolidation within the banking and savings services industry has resulted in a 2% compound annual decline in the population of commercial and savings banks from calendar years 2001 to 2005. Even with the decline in the population, aggregate assets of these banks increased at an annual compound rate of 8% between calendar year 2001 and 2005. Comparing calendar year 2005 to 2004, new bank and savings charters increased 40% and mergers decreased 2%. Our bank systems and services segment, which represented approximately 80% of our total revenues in fiscal 2006, is primarily commercial banks with less than $30.0 billion in assets, of which there were approximately 8,800 at December 31, 2005, and our specialized, non-core solutions service banks of all asset sizes and charters, including the top 100 banks in the United States and international banks.

 Our other market segment is credit union systems and services within the United States. The Credit Union National Association reported there were approximately 9,000 credit unions in the United States as of December 31, 2005. This segment represented approximately 20% of our total revenues in fiscal 2006. These are primarily cooperative, not-for-profit financial institutions organized to promote savings and provide credit and services to their members. Although the number of these credit unions has declined at a 3% compound annual rate between calendar year 2001 and 2005, their aggregate assets have increased at a compound annual growth rate of 9% to $694.2 billion at December 31, 2005.

 Commercial and savings banks and credit unions play an important role in the geographic and demographic communities and with the customers they serve. Typically, customers and members of these financial institutions rely on them because of their ability to provide personalized, relationship-based services while focusing on retail, commercial and business needs. We believe these core strengths will allow our financial institution customers to effectively compete with other banks, credit unions and alternative financial institutions. In order to succeed and to maintain strong customer relationships, we believe these banks and credit unions must:

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

 According to Automation in Banking 2006 and Callahan & Associates 2005 in calendar 2005 approximately 56% of all commercial banks and 65% of all credit unions with assets over $25 million utilized in-house hardware and software systems to perform all of their core systems and data processing functions. Off-site data processing centers provided system services on an outsourced basis for 44% of all banks and 35% of all credit unions. For a number of years, we have been expanding our outsourcing services and capacity to include all of our core and complementary solution products.

 Internet banking, on-line bill payment, and other services for individuals, plus cash management, Automated Clearing House ("ACH") management and other services for the commercial customers of financial institutions continue to grow rapidly within the industry. Callahan and Associates' 2006 Credit Union Technology Survey respondents indicated that 98% of credit unions already offer internet home banking, 90% offer on-line bill pay, and 85% offer e-statements.

 According to Callahan & Associates 2006 Credit Union Technology Survey initiated in April 2006 82% of the respondents stated on-line multi-factor authentication or biometrics technology was a spending priority in 2006.

 Our Solutions

 Historically we have been a single-source provider of a comprehensive and flexible suite of integrated products and services that address the information and security technology, and data processing needs of financial institutions on various hardware platforms and operating systems. With our acquisitions over the last several years we have expanded our business to also provide targeted and specialized solutions that address business problems for financial institutions and diverse corporate entities. Our business derives revenues from three primary sources of revenue:

      *  software licenses;

      *  support and service fees which include implementation services; and

      *  hardware sales, which includes all non-software remarketed products.

 We develop software applications designed primarily for use on hardware supporting IBM and UNIX/NT operating systems. Our marketed product and service offerings are centered on five core proprietary software applications, each comprising the core data processing and information management functions of a commercial and savings bank or credit union. Any of these core systems can be utilized either through an in-house or outsourced delivery method depending on the financial institution's management style and philosophy. Key functions of each of our core software applications include deposits, loans, general ledger, and customer information file. Our software applications make extensive use of parameters allowing our customers to tailor the software to their needs without needing to customize or program the software. Our software applications are designed to provide maximum flexibility in meeting our customer data processing requirements within a single, integrated system. To complement our core software applications, we offer approximately 100 integrated complementary products and services for use on an in-house or an outsourced basis by financial institutions.

 The financial services industry today is highly competitive, with new entrants competing for market share of traditional banking services, including the formation of banking affiliates by insurance companies, brokerage firms and even retailers. We believe our integrated solutions provide our customers with tools and strategies to increase revenues, contain costs, and deliver premium customer services. Specifically our integrated products and services enable them to:

        * Implement Advanced Technologies with Full Functionality. Our comprehensive suites of products and services are designed to meet our customers' information technology needs through custom-tailored solutions using proprietary software products. Our clients can either perform these functions themselves on an in-house basis through the implementation of our software systems or contract with us on an outsourced basis while we perform these daily services for them.

        * Rapidly Deploy New Products and Services. Once a financial institution has implemented our core software, either in-house or on an outsourced basis, we can quickly and efficiently implement additional applications and functions. This allows our customers to rapidly deploy new products and services for their clients and members while generating new revenue streams. We offer state-
           of-the-art solutions with the latest technology which allows financial institutions to concentrate on critical business processes while attending to the needs of their customers. Our products include a full suite of ATM management products, a suite of fraud detection and prevention products, a suite of document and check image products, ACH and remote merchant capture and electronic clearing services and a fingerprint authentication solution utilizing biometric security.

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

        * Solve Complex Business Operating Needs. Our customers' businesses have become more complex and carry added regulatory and reporting burdens distinct to financial institutions. Customers using our unique products specifically developed to satisfy niche, complex business issues can contain costs, and have increased levels of accuracy and provide assurance that the customer is in compliance with regulatory requirements.

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

        * Expand Our Customer Base. We seek to establish long-term relationships with new customers through our sales and marketing efforts and selected acquisitions. As of June 30, 2006, we have over 8,700 customers, an increase of 211% from fiscal 2001 with 2,800 customers.

        * Build Recurring Revenue. We enter into contracts with customers to provide services that meet their ongoing information technology needs. We offer ongoing software support for our in-house customers. Additionally, we provide data processing for our outsourcing customers and ATM and debit card transaction switching services, both on contracts that typically extend for periods of five to ten years.

        * Maximize Economies of Scale. We strive to develop and maintain a sufficiently large client base to create economies of scale, enabling us to provide value-priced products and services to our clients while expanding our operating margins.

        * Attract and Retain Capable Employees. We believe attracting and retaining high-quality employees is essential to our continued growth and success. Our corporate culture focuses on the needs of employees; a strategy which has continued since our inception.

 Our Acquisitions

 To complement and accelerate our internal growth, we have selectively acquired companies that provide us with one or more of the following:

        *  products and services to complement our existing offerings;

        *  new customers;

        * entry into new markets within financial services as well as other vertical markets; and/or

        *  additional outsourcing capabilities.

 When evaluating acquisition opportunities, we focus on companies with highly demanded products and/or services, a strong employee base and management team and excellent customer relationships. Since the start of fiscal 2002, we have completed the following acquisitions:

  Fiscal
   Year   Company or Product Name         Products and Services
   ----   -----------------------         ---------------------
   2006   ProfitStar                      Asset/Liability Management,
                                          Budgeting and Profitability
                                          Solutions
   2005   Tangent Analytics               Business Intelligence Solutions
   2005   Stratika                        Profitability Solutions
   2005   Synergy, Inc.                   Document Imaging
   2005   TWS, Inc.                       ATM Image/ Item Processing
   2005   Optinfo, Inc.                   Enterprise Exception Management
   2005   Verinex Technologies            Biometric Security Solutions
   2005   Select Payment Processing       Payment Processing Solutions
   2005   Banc Insurance Services         Insurance Agency Outsourcing
   2004   Call Report Analyzer, Y9        Regulatory Reporting
   2004   e-ClassicSystems, Inc.          Software products to manage ATM
                                          networks
   2004   PowerPay.ach, .rck, and .arc    Suite of Automated Clearing House
                                          products
   2004   Yellow Hammer Software, Inc.    Fraud Protection for financial
                                          institutions
   2003   National Bancorp Data           Item Processing services
          Services, LLC
   2003   Credit Union Solutions, Inc.    Data processing systems and
                                          services for smaller credit unions
   2002   Transcend Systems Group         Customer Relationship Management
                                          software and related services
   2002   System Legacy Solutions         Image data conversion systems


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

 We provide our full range of products and services to financial institutions on either an in-house or outsourced basis. For those customers who prefer to purchase systems for their financial institution, we offer to contract to sell computer hardware with the licenses for core and complementary software. We also offer to contract to provide installation, data conversion, training, ongoing support, and other services to assist customers in management of operation efficiencies.

 We also offer our full suite of software products and services on an outsourced basis to customers who do not wish to maintain, update, and run these systems or to make large up-front capital expenditures to implement these advanced technologies. Our principal outsourcing service is the delivery of mission-critical data processing services using our data centers located within the United States. We provide our outsourcing services through an extensive national data and service center network, comprised of 6 data centers and 23 item-processing centers. We monitor and maintain our network on a seven-day, 24-hour basis. Customers typically pay monthly fees on service contracts of up to 5 years for these services.

 While it is our goal to provide the full suite of solutions a financial institution may require, we recognize the reality that a number of our clients will wish to deploy some technology solutions provided by other companies. Accordingly, we have developed enhanced integration capabilities with third party solutions. This is particularly important as we continue to expand our presence in the mid-tier banking space, defined as banks ranging from $1.0 to $30.0 billion in assets.

 Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in
 Note 13 to the Consolidated Financial Statements (see item 8 below).

 Hardware Systems

 Our software operates on a variety of hardware systems. We have entered into remarketing agreements with IBM Corporation, Avnet, Inc. and other hardware providers which allow us to purchase hardware at a discount and sell (remarket) it to our customers. We currently sell the IBM System i ("iSeries"), System p ("pSeries") and xSeries servers; IBM workstations; Dell servers and workstations; NCR, BancTec and Unisys check transports; and a variety of other devices that complement our software solutions.

 We have a long-term strategic relationship with IBM, dating to the initial design of our first core software applications 30 years ago. In addition to our remarketing agreement with IBM, which we regularly renew, we have been named a "Premier Business Partner'' of IBM for the last fourteen consecutive years. Our relationship with IBM provides us with a substantial and ongoing source of revenue.

 Biometrics is one of the latest technologies in security for financial and non-financial institutions. We offer a fingerprint scanner along with flexible, state-of-the-art software components which provide the framework for the complete suite of applications.

 In continuing our belief of being a 'complete solution', we also offer a full line of financial institution forms required for day-to-day operations, year-end tax forms, plus office and operating supplies for their equipment.

 Core Software Applications

 Each of our core software systems consists of several fully-integrated application modules, such as deposits, loans, general ledger, and the customer information file, which is a centralized file containing customer data for all applications. While our core software is fully functional off the shelf, we can custom-tailor these modules utilizing parameters determined by our customers. The applications can be connected to a wide variety of peripheral hardware devices used in financial institutions' operations. Our software is designed to provide maximum flexibility in meeting our customers' data processing requirements within a single system to minimize data entry and improve operational efficiencies.

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

 Our core software applications are differentiated broadly by customer size, scalability, functionality, customer competitive environment and, to a lesser extent, cost. Our core applications include:

 Bank Systems and Services Segment

        * Silverlake System[R] operates on the IBM System iSeries processing platform and is used primarily by banks with total assets ranging from $500 million to $30.0 billion; however, banks of smaller size, including progressive de novo banks, are also selecting Silverlake Systems;

        * CIF 20/20[R] operates on the IBM System iSeries processing platform and is primarily used by and targeted to banks ranging from de novo up to $1.0 billion in assets;

        * Core Director[R] operates on the Windows Server-based platform employing client/server technology and is primarily used by and targeted to banks ranging from de novo up to $1.0 billion in assets.

 Credit Union Systems and Services Segment

        * Episys[R] operates on the IBM System pSeries processing platform with a UNIX/NT operating system and is used primarily by credit unions with total assets greater than $50.0 million. According to Callahan and Associates 2006 Credit Union Directory, our Episys[R] core product is the most widely installed data processing solution among credit unions with assets exceeding $25.0 million in the United States.

        * Cruise[R] operates on the IBM xSeries platform, utilizing Microsoft SQL Server with a 100% Windows[R] interface, allowing all data available with 'point and click' simplicity. Cruise is used primarily by credit unions with total assets under $50.0 million.

 Complementary Products and Services

 In years past our strategy has been focused on two fronts; acquiring new core banking and credit union clients, and selling additional complementary products and services to those banks and credit unions that were using our core solutions. We did not generally offer our complementary products and services to banks or credit unions that were not using one of our core processing solutions. With our acquisitions in recent years, we are now marketing and selling selected complementary products and solutions through our ProfitStars brand to banks and credit unions regardless of which core processing solution the financial institutions are using. Thus, we now have essentially two categories of complementary products: 1) those that we offer only to those banks or credit unions that use one of our core processing solutions, and 2) those that we offer to any financial institution regardless of core provider.

 We offer the banks and credit unions using Jack Henry core processing systems approximately 100 complementary products or services. We have also acquired a number of complementary products and services that are marketed and sold through our ProfitStars brand to diverse financial institutions and other businesses that do not have Jack Henry core processing systems. These products and services have been developed and designed to assist banks, credit unions, and other businesses accomplish specific business strategies. Our complementary products and services are categorized into product families by particular business strategy needs. Some of the product families and a sample of some of the solutions offered within each family are as follows:

 Business Intelligence

        * Synapsys[R] is an enterprise-wide relationship management solution for both retail and commercial customers that integrates sales management, customer profiling, automated sales tracking, profitability assessment, lead generation, and referral tracking capabilities.

        * Synapsys[R] MCIF Wizard is the marketing central information file and data mining solution that empowers customers to develop highly targeted marketing and cross-selling campaigns and automatically track the results.

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

        * ARGOKeys[R] is the ARGO Data Resource Corporation/JHA joint solution for our Silverlake customers that provide branch sales and automation solutions, including a deposit platform, a lending platform with an advanced automated decision module, and a complete CRM solution, all of which are fully integrated with our core and teller systems.

        * Relationship Profitability Management[TM] provides enterprise profitability solutions for banks and credit unions. RPM provides detailed profitability measurement systems for customized product, account, customer, relationship, branch, regional, and organizational profitability measurements.

        * PROFITability[R] is the cost accounting analysis system that supports organizational and product profitability analysis. True organizational profitability of a branch, department or region can be easily determined, with the capabilities to review allocated expenses and generate accurate adjusted earnings for each organization. Product profitability is generated by comparing individual products from a post-allocated perspective, which allows banks to accurately determine the profitability of each product and compare it to other products.

        * PROFITstar ALM/Budgeting is the asset/liability management and budgeting system that provides the robust functionality to perform sophisticated modeling; ad hoc balance sheet and income statements with multiple interest rate scenarios. This system also allows institutions to track "what-if" scenarios with strategic monitors that automatically create audit trails; analyze market risk in response to regulatory requirements and determine the accurate value for FAS107 reporting; and create detailed, summary, and variance budget reports.

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

 Retail Delivery

        * InTouch Voice Response[R] is a fully-automated interactive voice response system for 24-hour telephone-based customer account management.

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

        * Insurance Agency Outsourcing[TM] provides a complete outsourced insurance agency custom-branded for a financial institution.

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

        *  ACH  Check  Conversion  is  a  web-enabled  service  that   allows
           businesses to electronically convert paper checks they receive in the mail, lockbox or in a drop box into ACH items.

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

        * NetTeller[R] BillPay[TM] is an on-line bill pay solution for financial institutions which allows their customers to make payments to any payee in North America.

        * DirectLine[R] OFX allows NetTeller[R] customers to offer a direct connect service utilizing personal financial management tools for their customers.

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

        * ImageCenter ATM is software that automates ATM deposits with image capture and processing, courier tracking and monitoring, fraud detection and prevention, and balancing.

 Asset Management and Protection

        * PROFITstar ALM/Budgeting[TM] provides tools that allow institutions to monitor and plan asset/liability exposures and general budgets. Multiple scenarios can be created and compared, with built-in strategic monitors and automated audit trails.

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

        * Fraud Detective[TM] is a suite of software modules that enables banks and credit unions to detect and react to suspicious transaction_based fraud. The system also alerts financial institutions of other fraudulent activity, such as money laundering and kiting.

        * Call Report Analyzer[TM] is Windows-based software designed to allow banks to accurately and efficiently file regulatory reports required by the FDIC.

        * Call Report Y-9 Report Analyzer[TM] allows banks to electronically file other regulatory reports ("Y-9C, Y-9LP, Y-11S, or Y-9SP")

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

        * ImageCenter ATM Deposit Management[TM] is software designed to capture images of deposited items at the ATM and route the images to the processing center for image clearing.

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

 Implementation and Training

 Although not a requirement, the majority of our customers contract separately with us for implementation and training services in connection with their purchase of in-house systems. The complete implementation process of a core system typically includes planning, design, data conversion, and testing. At the culmination of this process, one of our implementation teams travels to our customer's facilities to ensure the smooth transfer of data to the new system. Separate charges for implementation fees are billed to our customers on either a fixed fee or hourly charge model depending on the system. Implementation and training services are also provided in connection with new outsourcing customers, and are billed separately at the time of implementation.

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

 In 2005, we introduced expanded company-wide support tools and capabilities through a suite of customer relationship management products from PeopleSoft which we refer to internally as jSource. jSource provides the ability for customers to utilize the internet to initiate support services, request customization and to track the status of any customer initiated projects online. The system is designed to provide us with comprehensive views of our customers and the ability to view events, sales activity or service-related issues that may transpire with each customer. jSource was initially deployed for customer service and our sales departments and will be expanded into the marketing aspects of our business throughout the next 12 to 18 months.

 Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for on an annual basis and are typically priced at approximately 18 to 20% of the particular software product's license fee. These fees generally increase as our customers' asset base increases and as they increase the level of functionality of their system by purchasing additional complementary products. Software support fees are generally billed during June and are paid in advance for the entire fiscal year, with pro-ration for new contracts that start during the year at the time of final conversion. Hardware support fees are also paid in advance for the entire contract period that ranges from one to five years. Most contracts automatically renew annually unless our customer or we give notice of termination at least 60 days prior to expiration. Identical support is provided to our outsourced customers by the same support personnel, but is included as part of their overall monthly fees and therefore not billed separately.

 Research and Development

 We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. Typically, we upgrade our core software applications and complementary products once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven. Through our regular contact with customers through formalized product Focus Groups, Change Control Boards, structured strategic meetings, at annual user group meetings, sales contacts and our ongoing maintenance services, our customers inform us of the new products and functionalities they desire. Research and development expenses for fiscal 2006, 2005, and 2004 were $31.9 million, $27.7 million, and $23.7 million, respectively.

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

 In 2006 we introduced a new branding strategy for many of our recently acquired companies. Today we market our products and solutions under three primary brands: Jack Henry & Associates, Symitar and our newest brand, ProfitStars. Each brand is focused on well defined markets with well defined solutions. Jack Henry & Associates markets and sells core processing solutions and integrated complementary products to US commercial banks with assets up to $30.0 billion. Symitar markets and sells core processing solutions and integrated complementary products to US credit unions. Our newest brand, ProfitStars, markets and sells specialized solutions to US banks and credit unions of all sizes, as well as to international financial institutions and other diverse businesses.

 With the development of ProfitStars, we have assimilated many of our recent acquisitions into one common brand, creating an opportunity to increase the awareness of this single brand as opposed to promoting each of the acquisitions separately. This also provides us the opportunity to enhance cross sales of additional ProfitStars solutions to existing ProfitStars clients. The ProfitStars solutions can be sold to any bank or credit union regardless of core system, asset size or charter, as well as to our existing Jack Henry & Associates and Symitar clients.

 Our marketing efforts consist of sponsorship and attendance at trade shows, e-mail newsletters, print media advertisement placements, telemarketing, and national and regional marketing campaigns. We also conduct a number of national user group meetings each year, which enable us to keep in close contact with our customers and demonstrate new products and services to them.

 We continue to sell and support selected products and solutions in the Caribbean, and now have approximately 40 installations in Europe and South America as a result of our recent acquisitions. Our international sales have accounted for less than 1% of our total revenues in each of the three years ended June 30, 2006, 2005, and 2004.

 Backlog

 Our backlog consists of contracted in-house products and services (prior to delivery) and the remaining portion of outsourcing contracts, which are typically for five-year periods, and approximately represents the minimum guaranteed payments over the remainder of the contract period. Our backlog at June 30, 2006 was $66.4 million for in-house products and services and $155.6 million for outsourcing services, with a total backlog of $222.0 million. Of the $155.6 million amount of the backlog for outsourcing service at June 30, 2006, approximately $114.3 million is not expected to be realized during fiscal 2007 due to the long-term nature of many of our outsourcing service contracts. Backlog at June 30, 2005 was $64.0 million for in-house products and services and $135.1 million for outsourcing services, with a total backlog of $199.1 million. Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience solid growth with new contracting activity and as we recognize revenue throughout the coming fiscal year, the backlog is expected to remain constant due to the revenue surpassing the new contracting activity.

 Competition

 The market for companies providing technology solutions to financial institutions is competitive, and we expect continued strong competition from both existing competitors and companies entering our existing or future markets. Some of our current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for our services include comprehensiveness of the applications, features and functionality, flexibility and ease of use, customer support, references from existing customers and price. We compete with large vendors that offer transaction processing products and services to financial institutions, including Fidelity National Information Services, Inc., Fiserv, Inc., Open Solutions, Inc., and Metavante (a subsidiary of Marshall and Isley Corporation). In addition, we compete with a number of providers that offer one or more specialized products or services. There has been significant consolidation over the last decade among providers of information technology products and services to financial institutions, and we believe this consolidation will continue in the future.

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

 Government Regulation

 The financial services industry is subject to extensive and complex federal and state regulation. Our current and prospective customers, which consist of financial institutions such as community/regional banks and credit unions, operate in markets that are subject to substantial regulatory oversight and supervision. We must ensure our products and services work within the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those under the federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the classification of customers, and the manner in which the customer utilizes the system. Our customers must assess and determine what is required of them under these regulations and they contract with us to assist them, through our products and services in meeting their regulatory needs. It is not possible to predict the impact any of these regulations could have on our business in the future.

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

 We provide outsourced data and item processing through our geographically dispersed OutLink Data Centers, electronic transaction processing through PassPort ATM and Select Payment, Internet banking through NetTeller and MemberConnect online banking, and bank business recovery services through Centurion Disaster Recovery. As a service provider to financial institutions, our operations are governed by the same regulatory requirements as those imposed on financial institutions. We are subject to periodic review by Federal Financial Institution Examination Council regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

 Employees

 As of June 30, 2006 and 2005, we had 3,310 and 2,989 full time employees, respectively. Of our employees, approximately 660 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages. We consider our relationship with our employees to be good.

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


 Item 1A.  Risk Factors

 The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause the actual results of the Company's operations in future periods to differ from those expected or desired.

 Changes in the banking and credit union industry could reduce demand for our products. Cyclical fluctuations in economic conditions affect profitability and revenue growth at commercial banks and credit unions. Unfavorable economic conditions negatively affect the spending of banks and credit unions, including spending on computer software and hardware. Such conditions could reduce both our sales to new customers and upgrade/complementary product sales to existing customers.

 We may not be able to manage growth. We have grown both internally and through acquisitions. Our expansion has and will continue to place significant demands on our administrative, operational, financial and management personnel and systems. We may not be able to enhance and expand our product lines, manage costs, adapt our infrastructure and modify our systems to accommodate future growth.

 If we fail to adapt our products and services to changes in technology, we could lose existing customers and be unable to attract new business. The markets for our software and hardware products and services are characterized by changing customer requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services and we may be required to develop or acquire new products and services. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services as planned, or if we fail to sell our new or enhanced products and services, we may incur unanticipated expenses or fail to achieve anticipated revenues.

 Security problems could damage our reputation and business. We rely on standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems. Individual personal computers can be stolen, and customer data tapes can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to us and also may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and we may need to expend resources alleviating problems caused by breaches.
 Eliminating computer viruses and addressing other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.

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

 Acquisitions may be costly and difficult to integrate. We have acquired a number of businesses in the last few years and will continue to explore acquisitions in the future. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. Without additional acquisitions, we may not be able to grow and to develop new products and services as quickly as we have in the past to meet the competition. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we periodically review our acquired assets.

 Competition or general economic conditions may result in decreased demand or require price reductions or other concessions to customers which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors in all of our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support, integration with other products and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products, we may need to lower prices or offer favorable terms in order to successfully compete.

 The loss of key employees could adversely affect our business. We depend on the contributions and abilities of our senior management. Our Company has grown significantly in recent years and our management remains concentrated in a small number of key employees. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers.

 Consolidation of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 9,000 commercial and savings banks and 9,000 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.

 The services we provide to our customers are subject to government regulation that could hinder the development of portions of our business or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the
 Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion.
 Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined.

 The software we provide to our customers is also affected by government regulation. We are generally obligated to our customers to provide software solutions that comply with applicable federal and state regulations. Substantial software research and development and other corporate resources have been and will continue to be applied to adapt our software products to this evolving, complex and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.

 As technology becomes less expensive and more advanced, purchase prices of hardware are declining and our revenues and profits from remarketing arrangements may decrease. Computer hardware technology is rapidly developing. Hardware manufacturers are producing less expensive and more powerful equipment each year, and we expect this trend to continue into the future. As computer hardware becomes less expensive, revenues and profits derived from our hardware remarketing may decrease and become a smaller portion of our revenues and profits.

 An operational failure in our outsourcing facilities could cause us to lose customers. Damage or destruction that interrupts our outsourcing operations could damage our relationship with customers and may cause us to incur substantial additional expense to repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption of our network extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. In addition, a significant interruption of service could have a negative impact on our reputation and could lead our present and potential customers to choose other service providers.

 If our strategic relationship with IBM were terminated, it could have a negative impact on the continuing success of our business. We market and sell IBM hardware and equipment to our customers under an IBM Business Partner Agreement and resell maintenance on IBM hardware products to our customers. Much of our software is designed to be compatible with the IBM hardware that is run by a majority of our customers. If IBM were to terminate or fundamentally modify our strategic relationship, our relationship with our customers and our revenues and earnings could suffer. We could also lose software market share or be required to redesign existing products or develop new products for new hardware platforms.

 If others claim that we have infringed their intellectual property rights, we could be liable for significant damages. We have agreed to indemnify many of our customers against claims that our products and services infringe on the proprietary rights of others. We anticipate that the number of infringement claims will increase as the number of our software solutions and services increases and the functionality of our products and services expands. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us.

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

 Failure to achieve favorable renewals of service contracts could negatively affect our outsourcing business. Our contracts with our customers for outsourced data processing services generally run for a period of 3-5 years. Because of the rapid growth of our outsourcing business over the last five years, we will experience greater numbers of these contracts coming up for renewal over the next few years. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us. If we are not successful in achieving high renewal rates upon favorable terms, our outsourcing revenues and profit margins will suffer.


 Item 1B.  Unresolved Staff Comments

 None.


 Item 2.  Properties

 We own approximately 154 acres located in Monett, Missouri on which we maintain nine office buildings and shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, California. Our owned facilities represent approximately 793,000 square feet of office space in nine states. We have 46 leased office facilities in 25 states, which total approximately 333,000 square feet. Approximately 26% or 46,000 square feet of the office space in Allen, TX is leased to an outside tenant. The balance of our owned and leased office facilities are for normal business purposes.

 Of our facilities, the credit union business segment uses office space totaling approximately 122,000 square feet in seven facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of six other office facilities. The remainder of our leased and owned facilities, approximately 1,004,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

 We own six aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.


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


 Item 4.  Submission of Matters to a Vote of Security Holders

 None.


                                   PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 The Company's common stock is quoted on the NASDAQ Global Select Market ("NASDAQ"), formerly known as the NASDAQ National Market, under the symbol "JKHY". The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by NASDAQ.


                    Fiscal 2006           High       Low
                    -------------------------------------
                    First Quarter        $19.80    $18.04
                    Second Quarter        19.62     16.56
                    Third Quarter         22.98     19.09
                    Fourth Quarter        23.77     18.14


                    Fiscal 2005           High       Low
                    -------------------------------------
                    First Quarter        $20.13    $17.17
                    Second Quarter        20.55     18.50
                    Third Quarter         21.96     17.79
                    Fourth Quarter        19.19     15.35


 The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2006 and 2005 are as follows:


                    Fiscal 2006         Dividend
                    ----------------------------
                    First Quarter         $0.045
                    Second Quarter         0.045
                    Third Quarter          0.055
                    Fourth Quarter         0.055


                    Fiscal 2005         Dividend
                    ----------------------------
                    First Quarter         $0.040
                    Second Quarter         0.040
                    Third Quarter          0.045
                    Fourth Quarter         0.045


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

 On August 18, 2006, there were approximately 44,757 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $18.92 per share.


 Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased during the quarter ended June 30, 2006:

                                                Total Number    Maximum Number
                                     Average     of Shares      of Shares that
                       Total Number   Price     Purchased as      May Yet Be
                         of Shares  Paid Per  Part of Publicly  Purchased Under
 Period                  Purchased    Share    Announced Plans   the Plans (1)
 ----------------------  ---------   -------   ---------------  ---------------
 April 1-April 30, 2006          -   $  0.00              -        3,750,116
 May 1 - May 31, 2006    1,076,862   $ 19.28      1,076,862        2,673,254
 June 1 - June 30, 2006    448,700   $ 18.91        448,700        2,224,554
                         ---------   -------   ---------------  --------------
 Total                   1,525,562   $ 19.17      1,525,562        2,224,554
                         =========   =======   ===============  ==============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 6.0 million shares, which was increased by 2.0 million shares on April 29, 2005. On August 25, 2006, following the end of the quarter, the Company's Board of Directors approved an additional 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.


 Item 6.  Selected Financial Data

                                          Selected Financial Data
                                  (In Thousands, Except Per Share Data)

                                            YEAR ENDED JUNE 30,
                                ---------------------------------------------------
 Income Statement Data           2006       2005       2004       2003      2002
 ---------------------          ---------------------------------------------------
 Revenue (1)                   $592,205   $535,863   $467,415   $404,627   $396,657
 Net income                    $ 89,924   $ 75,501   $ 62,315   $ 49,397   $ 57,065

 Diluted net income per share  $   0.96   $   0.81   $   0.68   $   0.55   $   0.62

 Dividends declared per share  $   0.20   $   0.17   $   0.15   $   0.14   $   0.13

 Balance Sheet Data
 ------------------
 Working capital               $ 42,918   $ 13,710   $ 85,818   $ 70,482   $ 67,321
 Total assets                  $906,067   $814,153   $653,614   $548,575   $486,142
 Long-term debt                     421   $      -   $      -   $      -   $      -
 Stockholders' equity          $575,212   $517,154   $442,918   $365,223   $340,739


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

  OVERVIEW

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 23 item-processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations follows. All amounts are in thousands and discussions compare fiscal 2006 to fiscal 2005 and compare fiscal 2005 to fiscal 2004.

 We derive revenues from three primary sources of revenue:

   - software licenses;

   - support and service fees, which include implementation services; and

   - hardware sales, which includes all non-software remarketed products.

 Over the last five fiscal years, our revenues have grown from $396,657 in fiscal 2002 to $592,205 in fiscal 2006. Net income has grown from $57,065 in fiscal 2002 to $89,924 in fiscal 2006. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 2,300 customers who utilize our core software systems as of June 30, 2006.

 Since the start of fiscal 2002, we have completed 17 acquisitions. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

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


 RESULTS OF OPERATIONS

 FISCAL 2006 COMPARED TO FISCAL 2005

 Fiscal 2006 showed strong growth in support and service revenues and improved gross and operating margins, which allowed us to leverage an 11% increase in total revenue to a 19% increase in net income.

 REVENUE

 License Revenue
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 License                                   $  84,014  $  82,374        2%
 Percentage of total revenue                     14%        15%

 License revenue  represents  the  delivery  and  acceptance  of  application software systems contracted by us with the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 License revenue increased by $1,640 compared to last fiscal year mainly due to growth in delivery and acceptance of software systems within the banking segment, partially offset by a decrease in the credit union segment which had experienced record revenues in fiscal 2005. Year-to-date license revenue in fiscal 2006 experienced growth in many software solutions. The leading elements were Synergy Intelligent Document Imaging[TM] (our intelligent document imaging and archiving solution), Silverlake System[R] (our flagship software solution for larger banks), Biodentify[R] (our biometric fingerprint security solution), and Fraud Detective[TM] (our anti-fraud and anti-money laundering software solution). In addition, both PROFITability[R] (our product profitability solution) and PROFITstar ALM/Budgeting (our asset/liability and budgeting solution), which were acquired during fiscal 2006, contributed to license revenue growth.

 Support and Service Revenue
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 Support and service                       $ 425,661  $ 364,076        17%
 Percentage of total revenue                     72%        68%


    Year Over Year Change                   $ Change   % Change
                                            --------   --------
    In-House Support & Other Services      $  26,932        16%
    EFT Support                               18,357        32%
    Outsourcing Services                      13,714        15%
    Implementation Services                    2,582         6%
                                            --------
    Total Increase                         $  61,585
                                            ========

 Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing services.

 There was strong growth in all of the support and service revenue components. In-house support and other services increased primarily from additional software licenses sold during the previous twelve months. EFT support, including ATM and debit card transaction processing services, experienced the largest percentage of growth. Our daily transaction counts are rapidly growing as we have added customers and as our customers continue to experience consistent organic growth in ATM and debit card transactions. Outsourcing services for banks and credit unions also continue to drive revenue growth at a strong pace as we add new bank and credit union customers and open new data processing sites. We expect growth in outsourcing to continue as we add services from recent acquisitions to our existing and new customers. Implementation services reflect growth as contracting activity continues for new license implementation as well as for conversion activities for our existing customers who have acquired institutions that had used other software systems.

 Hardware Revenue
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 Hardware                                  $  82,530  $  89,413       -8%
 Percentage of total revenue                     14%        17%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue continued to decrease as in prior years due to the overall rising equipment processing power and decreasing equipment prices. The Company experienced growth in revenues related to IBM iSeries machines, which was offset by a decrease in revenues related to pSeries machines. These changes are consistent with the changes experienced with our license revenues. In addition, the Company discontinued offering certain services related to uninterruptible power supply equipment during fiscal 2005 which led to a decrease sales of that equipment during fiscal 2006.

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

 Cost of Sales and Gross Profit
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 Cost of License                           $   2,717  $   5,547      -51%
 Percentage of total revenue                     >1%         1%

      License Gross Profit                 $  81,297  $  76,827       +6%
      Gross Profit Margin                        97%        93%
                                            -------------------

 Cost of support and service               $ 272,383  $ 244,097      +12%
 Percentage of total revenue                     46%        46%

      Support and Service Gross Profit     $ 153,278  $ 119,979      +28%
      Gross Profit Margin                        36%        33%
                                            -------------------

 Cost of hardware                          $  60,658  $  63,769       -5%
 Percentage of total revenue                     10%        12%

      Hardware Gross Profit                $  21,872  $  25,644      -15%
      Gross Profit Margin                        27%        29%
                                            -------------------

 TOTAL COST OF SALES                       $ 335,758  $ 313,413       +7%
 Percentage of total revenue                     57%        58%

      TOTAL GROSS PROFIT                   $ 256,447  $ 222,450      +15%
      Gross Profit Margin                        43%        42%

 Cost of license decreased for the fiscal year due to fewer third party reseller agreement software vendor costs. Gross profit margin on license revenue increased because a smaller percentage of the revenue growth was attributable to these reseller agreements. Cost of support and service increased for the year primarily due to additional personnel costs (including a 9% increase in headcount) and costs related to the expansion of infrastructure (including depreciation, amortization, and maintenance contracts) as compared to last year. The gross profit margin increased to 36% from 33% in support and service, primarily due to efficiencies gained as recent acquisitions have become more fully integrated and to a shift in sales mix toward services with slightly higher margins, such as our ATM and debit card processing services. Cost of hardware decreased for the year, in line with the decrease in hardware sales, primarily due to the types of equipment sold, with varying vendor incentives in the current year. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors. Hardware gross profit margin decreased due to the number of hardware shipments, sales mix and vendor rebates received throughout the year.

 OPERATING EXPENSES

 Selling and Marketing
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 Selling and marketing                     $  50,007  $  46,630       +7%
 Percentage of total revenue                      8%         9%

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

 For the 2006 fiscal year, the selling and marketing expenses increase was due to growth in personnel costs and additional expenses related to product promotion, and generally correlates to the increase in revenue.

 Research and Development
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 Research and development                  $  31,874  $  27,664      +15%
 Percentage of total revenue                      5%         5%

 We devote significant effort and expense to develop new software, to service products and to continually upgrade and enhance our existing offerings. We upgrade our various core and complementary software applications throughout the year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.

 Research and development expenses grew primarily due to employee costs associated with a 21% increase in headcount for ongoing development of new products and enhancements to existing products, and depreciation and equipment maintenance expense. Research and development expenses remained at 5% of total revenue for both fiscal years.

 General and Administrative
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2006       2005
                                            --------   --------
 General and administrative                $  35,208  $  29,087      +21%
 Percentage of total revenue                      6%         5%

 General and administrative expense increased primarily due to employee costs associated with a 27% increase in headcount and increases in employee benefit costs. Also impacting the increase was growth in overhead related costs such as insurance, professional services and maintenance contracts.

 INTEREST INCOME (EXPENSE)

 Interest income increased 78% from $1,162 to $2,066 due primarily to larger invested balances coupled with higher interest rates on invested balances. Interest expense increased 249% from $388 to $1,355 due to borrowings on the revolving bank credit facilities.

 PROVISION FOR INCOME TAXES

 The provision for income taxes was $50,145 or 35.8% of income before income taxes in fiscal 2006 compared with $44,342 or 37.0% of income before income taxes fiscal 2005. The decrease in the percentage for fiscal 2006 is due to several factors, including the Section 199 Deduction for Domestic Production Activities, which is new this year. Also impacting this year's tax rate was the Company's tax treatment of the deduction for meals and entertainment expenses, as well as changes in the estimated state tax rates and from our re-evaluation of changes in state tax laws in relationship to our tax structure.

 NET INCOME

 Net income increased 19% from $75,501, or $0.81 per diluted share in fiscal 2005 to $89,923, or $0.96 per diluted share in fiscal 2006.


 FISCAL 2005 COMPARED TO FISCAL 2004

 Fiscal 2005 showed strong growth in revenues and improved gross and operating margins, which allowed us to leverage a 15% increase in revenues to a 21% increase in net income.

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

 License revenue increased by $19,781 from fiscal 2004 to fiscal 2005 mainly due to growth in delivery and acceptance of software systems within both the bank and credit union segments. License revenue in fiscal 2005 experienced growth in many software solutions. The leading elements were Episys[R] (our flagship software solution for larger credit unions), third party credit union ancillary software solutions, Silverlake System[R] (our flagship software solution for larger banks), 4|sight[TM] (our complementary image solution), and Fraud Detective[TM] (our anti-fraud and anti-money laundering software solution).

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

 Cost of Sales and Gross Profit
                                            Year Ended June 30,  % Change
                                            -------------------  --------
                                              2005       2004
                                            --------   --------
 Cost of License                           $   5,547  $   4,738      +17%
 Percentage of total revenue                      1%         1%

      License Gross Profit                 $  76,827  $  57,855      +33%
      Gross Profit Margin                        93%        92%
                                            -------------------

 Cost of support and service               $ 244,097  $ 207,730      +18%
 Percentage of  total revenue                    46%        44%

      Support and Service Gross Profit     $ 119,979  $ 103,557      +16%
      Gross Profit Margin                        33%        33%
                                            -------------------

 Cost of hardware                          $  63,769  $  66,969        -5%
 Percentage of  total revenue                    12%        14%

      Hardware Gross Profit                $  25,644  $  26,566        -3%
      Gross Profit Margin                        29%        28%
                                            -------------------

 TOTAL COST OF SALES                       $ 313,413  $ 279,437       +12%
 Percentage of  total revenue                    58%        60%

      TOTAL GROSS PROFIT                   $ 222,450  $ 187,978       +18%
      Gross Profit Margin                        42%        40%

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

 NET INCOME

 Net income increased 21% from $62,315, or $0.68 per diluted share in fiscal 2004 to $75,501, or $0.81 per diluted share in fiscal 2005.

 BUSINESS SEGMENT DISCUSSION

 Bank Systems and Services

                          2006     % Change    2005      % Change     2004
                        --------   --------   --------   --------   --------
 Revenue               $ 482,886     +13%    $ 428,695     +12%    $ 382,084
 Gross Profit          $ 214,817     +18%    $ 181,792     +18%    $ 154,646

 Gross Profit Margin         44%                   42%                   40%

 In fiscal 2006, the revenue increase in the bank systems and services business segment is primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit increased due to growth in license and support and service revenue, which carry a higher gross profit margin. Support and service revenue, which is the largest component of total revenues for the banking segment, experienced growth in ATM and debit card processing services and in in-house maintenance. The increase in maintenance revenue was largely driven by recent acquisition activity. Hardware revenue, which usually carries a lower gross profit margin, decreased by 10%. The mix of revenue combined with improved procedures and overall cost controls allowed us to leverage our resources, resulting in a steady increase to our profit margin year over year.

 In fiscal 2005, the revenue increase in the bank systems and services business segment is primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit increased in fiscal 2005, due to growth in license and support and service revenue, which carry a higher gross profit margin. There was a decrease in hardware revenue, which usually carries a lower gross profit margin. The mix of revenue combined with improved procedures and overall cost controls allowed us to leverage our resources, resulting in a steady increase to our profit margin year over year.

 Credit Union Systems and Services

                          2006     % Change    2005      % Change     2004
                        --------   --------   --------   --------   --------
 Revenue               $ 109,319     +2%     $ 107,168     +26%    $  85,331
 Gross Profit          $  41,630     +2%     $  40,658     +22%    $  33,332

 Gross Profit Margin         38%                   38%                   39%

 In fiscal 2006, revenues in the credit union systems and services business segment increased slightly from fiscal 2005. This increase is mainly due to strong growth in support and service revenue, mostly offset by a decrease in license revenue from fiscal 2005 when license revenue was at a historically high level. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced growth in ATM and debit card processing services and in in-house maintenance. In addition, our data center maintenance revenue grew by 39% over fiscal 2005, which is consistent with our expansion of outsourcing solutions within this segment. Gross profit in this business segment remained flat in fiscal 2006 compared to fiscal 2005.

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

 The Company's cash and cash equivalents increased to $74,139 at June 30, 2006 from $11,608 at June 30, 2005.

 The following table summarizes net cash from operating activities in the statement of cash flows:

                                                  Year ended June 30,
                                          -----------------------------------
                                             2006         2005         2004
                                          ---------    ---------    ---------
 Net income                              $   89,924   $   75,501   $   62,315
 Non-cash expenses                           52,788       45,244       41,352
 Change in deferred revenue                  10,561       16,909       10,673
 Change in assets and liabilities            16,165      (29,379)      (1,531)
                                          ---------    ---------    ---------
 Net cash from operating activities      $  169,438   $  108,275   $  112,809
                                          =========    =========    =========

 Cash provided by operations increased $61,163 to $169,438 for the fiscal year ended June 30, 2006 as compared to $108,275 for the fiscal year ended June 30, 2005. The increase consists of an increase in net income of $14,423, an increase in depreciation and amortization expense of $4,863, a total increase of $2,681 in deferred income taxes, expense for stock-based compensation, loss on disposal of property and equipment and other expenses. In addition, receivables were lower at June 30, 2006 compared to 2005 due to the timing of our annual maintenance billings, which occurred earlier in the year. This resulted in a net cash inflow from operations of $30,413. Cash used for the prepayment of expenses was $18,625 in fiscal 2006, up from $7,015 in fiscal 2005, primarily due to the renewal of several maintenance contracts during the fourth quarter of fiscal 2006. A decrease in accounts payable with increases in accrued expenses, income taxes and deferred revenues created a further net cash inflow from operations of $14,938.

 Cash used in investing activities for the fiscal year ended June 2006 was $77,190, which included capital expenditures of $45,396, primarily for an accounting software system conversion of $10,300 and building infrastructure within the company. The acquisition of Profitstar, Inc. and earn-out payments made for prior acquisitions used $20,745 in fiscal 2006, while $16,079 was used for software development costs. The proceeds from sale of equipment were $4,255. Financing activities used cash of $29,717, primarily to purchase treasury stock of $41,819 and for dividends of $18,383, offset by cash provided by proceeds from issuance of stock upon exercise of stock options of $19,928, the sale of stock of $694, borrowings of $5,120 and the excess tax benefits from stock-based compensation of $4,743.

 In 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares in 2002. Through fiscal 2004, a total of 3,009,384 shares had been repurchased by the Company under these authorizations. Repurchases through fiscal 2004 were funded with cash from operations.

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

 During the year ended June 30, 2006, 2,212,762 shares were repurchased for $41,819. At June 30, 2006, there were 2,766,062 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 2,224,554 shares.

 Subsequent to June 30, 2006, the Company's Board of Directors declared a cash dividend of $.055 per share on its common stock payable on September 18, 2006, to stockholders of record on September 8, 2006. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

 The Company renewed a credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at June 30, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2006 or 2005.

 The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (8.25% at June 30, 2006). The credit line matures on April 30, 2008. At June 30, 2006, no amount was outstanding.

 The unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time until April 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000.

 CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

 At June 30, 2006 the Company's total off-balance sheet contractual obligations were $19.1 million. This balance consists of $15.7 million of long-term operating leases for various facilities which expire from 2006 to 2011 and the remaining $3.4 million is for purchase commitments related to property and equipment. The Company also has contingent earn-out obligations of up to $27.0 million to the sellers in three acquisitions completed during fiscal year 2005. These amounts are payable over two to four years based variously upon gross revenues, net earnings and net operating income achieved by the individual acquired business units.

 Contractural obligations by   Less than                       More than
 period as of June 30, 2006      1 year   1-3 years  3-5 years  5 years   TOTAL
 ---------------------------   ---------  ---------  ---------  -------  -------
 Operating lease obligations    $ 4,760    $7,402     $3,488      $40    $15,690
 Capital lease obligations          241       421          -        -        662
 Note payable                    50,000         -          -        -     50,000
 Purchase obligations             3,417         -          -        -      3,417
                               ---------  ---------  ---------  -------  -------
 Total                          $58,418    $7,823     $3,488      $40    $69,769
                               =========  =========  =========  =======  =======


 CRITICAL ACCOUNTING POLICIES

 We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S.
 GAAP"). The significant accounting policies are discussed in Note 1 to the consolidated financial statements. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates and judgments upon historical experience and other factors believed to be reasonable under the circumstances. Changes in estimates or assumptions could result in a material adjustment to the consolidated financial statements.

 We have identified several critical accounting estimates. An accounting estimate is considered critical if both: (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.

 Revenue Recognition

 We recognize revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," and clarified by Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements," SAB 104, "Revenue Recognition," and Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Customers receive certain elements of our products over time. Changes to the elements in a software arrangement or in our ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

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

 Support and Service Fee Revenue. Implementation services are generally for installation, training, implementation, and configuration. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

 Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

 Outsourced  data  processing  services  and  ATM,  debit  card,  and   other
 transaction processing services revenues are recognized in the month the transactions were processed or the services were rendered.

 Hardware Revenue. Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. For these transactions, the Company follows the guidance provided in EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Based upon the indicators provided within this consensus, the Company records the revenue related to our drop-ship transactions at gross and the related costs are included in cost of hardware. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

 Capitalization of software development costs

 We capitalize certain costs incurred to develop commercial software products and to develop or purchase internal-use software. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. For commercial software products, determining the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

 Estimates used to determine deferred income taxes

 We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors.

 Assumptions related to purchase accounting and goodwill

 We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecasted revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.

 As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates, which involve the input of numerous Company professionals from finance, operations and program management. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. Significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing can have a material effect on the consolidated financial statements.

 FORWARD LOOKING STATEMENTS

 Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in "Risk Factors" in Item 1A of this report. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

 Potential risks and uncertainties which could adversely affect the Company include: the financial health of the banking industry, our ability to continue or effectively manage growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking industry, increased government regulation, network or internet security problems, declining computer hardware prices, and operational problems in our outsourcing facilities and others listed in "Risk Factors" at Item 1A.


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


 Item 8.  Financial Statements and Supplementary Data



                          Index to Financial Statements


   Report of Independent Registered Public Accounting Firm           39

   Management's Annual Report on Internal Control over
     Financial Reporting                                             40

   Report of Independent Registered Public Accounting Firm           41

   Financial Statements

       Consolidated Statements of Income,
       Years Ended June 30, 2006, 2005, and 2004                     42

      Consolidated Balance Sheets,  June 30, 2006 and 2005           43

      Consolidated Statements of Changes in Stockholders' Equity,
      Years Ended June 30, 2006,  2005, and 2004                     44

      Consolidated Statements of Cash Flows,
      Years Ended June 30, 2006,  2005, and 2004                     45

      Notes to Consolidated Financial Statements                     46


 Financial Statement Schedules

      There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
 Monett, Missouri


 We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates and subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


 /s/ DELOITTE & TOUCHE LLP

 St. Louis, Missouri

 September 11, 2006

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 The management of Jack Henry & Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

 The Company's internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

 As of the end of the Company's 2006 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company's internal control over financial reporting as of June 30, 2006 was effective.

 Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2006 has been audited by the Company's independent registered public accounting firm, as stated in their report appearing on the next page, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of June 30, 2006.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
 Monett, Missouri

 We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Jack Henry & Associates, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated
 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

 In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and our report dated September 11, 2006 expressed an unqualified opinion on those financial statements.

 /s/ DELOITTE & TOUCHE LLP

 St. Louis, Missouri

 September 11, 2006

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)

                                                      YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 2006        2005        2004
                                               --------    --------    --------
 REVENUE
    License                                   $  84,014   $  82,374   $  62,593
    Support and service                         425,661     364,076     311,287
    Hardware                                     82,530      89,413      93,535
                                               --------    --------    --------
           Total                                592,205     535,863     467,415

 COST OF SALES
    Cost of license                               2,717       5,547       4,738
    Cost of support and service                 272,383     244,097     207,730
    Cost of hardware                             60,658      63,769      66,969
                                               --------    --------    --------
           Total                                335,758     313,413     279,437
                                               --------    --------    --------

 GROSS PROFIT                                   256,447     222,450     187,978

 OPERATING EXPENSES
    Selling and marketing                        50,007      46,630      35,964
    Research and development                     31,874      27,664      23,674
    General and administrative                   35,209      29,087      29,534
                                               --------    --------    --------
           Total                                117,090     103,381      89,172
                                               --------    --------    --------

 OPERATING INCOME                               139,357     119,069      98,806

 INTEREST INCOME (EXPENSE)
    Interest income                               2,066       1,162       1,006
    Interest expense                             (1,355)       (388)       (107)
                                               --------    --------    --------
           Total                                    711         774         899
                                               --------    --------    --------

 INCOME BEFORE INCOME TAXES                     140,068     119,843      99,705

 PROVISION FOR INCOME TAXES                      50,145      44,342      37,390
                                               --------    --------    --------
 NET INCOME                                   $  89,923   $  75,501   $  62,315
                                               ========    ========    ========

 Diluted net income per share                 $    0.96   $    0.81   $    0.68
                                               ========    ========    ========
 Diluted weighted average shares outstanding     93,787      92,998      91,859
                                               ========    ========    ========

 Basic net income per share                   $    0.98   $    0.83   $    0.70
                                               ========    ========    ========
 Basic weighted average shares outstanding       91,484      90,891      89,325
                                               ========    ========    ========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Data)

                                                              JUNE 30,
                                                   --------------------------
                                                      2006            2005
                                                   ----------      ----------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                     $    74,139     $    11,608
    Investments, at amortized cost                      2,181             993
    Receivables                                       180,295         209,922
    Prepaid expenses and other                         24,402          14,986
    Prepaid cost of product                            22,228          20,439
    Deferred income taxes                               3,165           2,345
                                                   ----------      ----------
      Total current assets                            306,410         260,293

 PROPERTY AND EQUIPMENT, net                          251,632         243,191

 OTHER ASSETS:
    Prepaid cost of product                            15,191          10,413
    Computer software, net of amortization             43,840          29,488
    Other non-current assets                            9,285           6,868
    Customer relationships, net of amortization        63,162          68,475
    Trade names                                         4,009           4,010
    Goodwill                                          212,538         191,415
                                                   ----------      ----------
      Total other assets                              348,025         310,669
                                                   ----------      ----------
      Total assets                                $   906,067     $   814,153
                                                   ==========      ==========
 LIABILITES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                              $    14,525     $    15,895
    Accrued expenses                                   29,012          24,844
    Accrued income taxes                                3,312           3,239
    Note payable and current maturities
      of capital lease                                 50,241          45,000
    Deferred revenues                                 166,402         157,605
                                                   ----------      ----------
      Total current liabilities                       263,492         246,583

 LONG TERM LIABILITIES:
    Deferred revenues                                  19,317          13,331
    Deferred income taxes                              47,430          37,085
    Other long-term liabilities,
      net of current maturities                           616               -
                                                   ----------      ----------
     Total long term liabilities                       67,363          50,416
                                                   ----------      ----------

     Total liabilities                                330,855         296,999

 STOCKHOLDERS' EQUITY
    Preferred stock - $1 par value; 500,000
      shares authorized, none issued                        -               -
    Common stock - $0.01 par value: 250,000,000
      shares authorized;
      Shares issued at 06/30/06 were 93,955,663
      Shares issued at 06/30/05 were 92,050,778           939             920
    Additional paid-in capital                        224,195         195,878
    Retained earnings                                 401,849         330,308
    Less treasury stock at cost 2,766,062 shares
      at 06/30/06, 553,300 shares at 06/30/05         (51,771)         (9,952)
                                                   ----------      ----------
      Total stockholders' equity                      575,212         517,154
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $   906,067     $   814,153
                                                   ==========      ==========

   See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In Thousands, Except Share and Per Share Data)

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2006         2005         2004
                                           ----------   ----------   ----------
 PREFERRED SHARES:                                  -          -              -
                                           ==========   ==========   ==========

 COMMON SHARES:
   Shares, beginning of year               92,050,778   90,519,856   90,519,856
   Shares issued upon exercise of
     stock options                          1,869,659    1,381,085            -
   Shares issued for Employee Stock
     Purchase Plan                             35,226       32,111            -
   Shares issued in acquisition                     -      117,726            -
                                           ----------   ----------   ----------
     Shares, end of year                   93,955,663   92,050,778   90,519,856
                                           ==========   ==========   ==========

 COMMON STOCK - PAR VALUE  $0.01 PER SHARE:
   Balance, beginning of year             $       920  $       905  $       905
   Shares issued upon exercise of
     stock options                                 19           14            -
   Shares issued in acquisition                     -            1            -
                                           ----------   ----------   ----------
     Balance, end of year                 $       939  $       920  $       905
                                           ----------   ----------   ----------

 ADDITIONAL PAID-IN CAPITAL:
   Balance, beginning of year             $   195,878  $   175,706  $   169,299
   Shares issued upon exercise of
     stock options                             19,909       14,250       21,661
   Shares issued for Employee Stock
     Purchase Plan                                694          780          719
   Shares issued in acquisition                     -        2,240            -
   Tax benefit on exercise of
     stock options                              7,260        6,858        6,408
     Stock-based compensation                     454            -            -
   Cost of treasury shares reissued                 -       (3,956)     (22,381)
                                           ----------   ----------   ----------
     Balance, end of year                 $   224,195  $   195,878  $   175,706
                                           ----------   ----------   ----------
 RETAINED EARNINGS:
   Balance, beginning of year             $   330,308  $   271,433  $   233,396
   Net income                                  89,924       75,501       62,315
   Reissuance of treasury shares                    -       (1,170)     (10,870)
   Dividends (2006- $0.20 per share;
     2005-$0.17 per share;
     2004-$0.15 per share)                    (18,383)     (15,456)     (13,408)
                                           ----------   ----------   ----------
     Balance, end of year                 $   401,849  $   330,308  $   271,433
                                           ----------   ----------   ----------
 TREASURY STOCK:
   Balance, beginning of year             $    (9,952) $    (5,126) $   (38,377)
   Purchase of treasury shares                (41,819)      (9,952)           -
   Reissuance of treasury shares upon
     exercise of stock options                      -        4,970       32,638
   Reissuance of treasury shares for
     Employee Stock Purchase Plan                   -          156          613
                                           ----------   ----------   ----------
     Balance, end of year                 $   (51,771) $    (9,952) $    (5,126)
                                           ----------   ----------   ----------

 TOTAL STOCKHOLDERS' EQUITY               $   575,212  $   517,154  $   442,918
                                           ==========   ==========   ==========

 See notes to consolidated financial statements.

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      YEAR ENDED JUNE 30,
                                               --------------------------------
                                                 2006        2005        2004
                                               --------    --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                   $  89,924   $  75,501   $  62,315

 Adjustments to reconcile net income
  from continuing operations:
  from operating activities:
    Depreciation                                 33,442      29,795      26,790
    Amortization                                 10,332       9,116       6,750
    Deferred income taxes                         8,291       5,275       5,588
    Expense for stock-based compensation            454           -           -
    Loss on disposal of property and equipment      269       1,058       2,293
    Other, net                                        -           -         (69)

 Changes in operating assets and
  liabilities, net of acquisitions:
    Receivables                                  30,413     (35,017)    (17,897)
    Prepaid expenses, prepaid cost
      of product, and other                     (18,625)     (7,015)      1,636
    Accounts payable                             (1,636)      5,160        (471)
    Accrued expenses                              3,450       3,303       3,414
    Income taxes (including tax benefit
      of $6,858 in fiscal 2005 and $6,408
      in fiscal 2004 from exercise of
      stock options)                              2,563       4,190      11,787
    Deferred revenues                            10,561      16,909      10,673
                                               --------    --------    --------
      Net cash from operating activities        169,438     108,275     112,809

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for acquisitions, net               (20,745)   (119,501)    (48,288)
    Capital expenditures                        (45,396)    (58,046)    (49,141)
    Purchase of investments                      (4,519)     (4,976)     (3,991)
    Proceeds from sale of property
      and equipment                               4,255         170         971
    Proceeds from investments                     5,037       5,000       4,633
    Computer software developed                 (16,079)     (7,846)     (4,409)
    Other, net                                      257         137         188
                                               --------    --------    --------
      Net cash from investing activities        (77,190)   (185,062)   (100,037)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
      stock upon exercise of stock options       19,928      14,264      21,661
    Proceeds from sale of common stock, net         694         781         719
    Note payable                                  5,120      45,000           -
    Excess tax benefits from stock-based
      compensation                                4,743           -           -
    Purchase of treasury stock                  (41,819)     (9,952)          -
    Dividends paid                              (18,383)    (15,456)    (13,408)
                                               --------    --------    --------
      Net cash from financing activities        (29,717)     34,637       8,972
                                               --------    --------    --------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       $  62,531   $ (42,150)  $  21,744

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR $  11,608      53,758      32,014
                                               --------    --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR       $  74,139   $  11,608   $  53,758
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

 CONSOLIDATION

 The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant inter-company accounts and transactions have been eliminated.

 STOCK-BASED COMPENSATION

 Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", ("SFAS 123(R)"), a revision of SFAS 123, using the modified prospective application transition method. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosures as provided above. The Company will continue to use the Black-Scholes option pricing model used under SFAS 123 for the purposes of determining compensation expense related to options granted. The adoption of SFAS 123(R) did not have a significant impact on our financial position or our results of operations. Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has calculated its additional paid in capital pool ("APIC pool") based on the actual income tax benefits received from exercises of stock options granted after the effective date of SFAS 123 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of SFAS 123(R). At June 30, 2006, the APIC pool was $27,349.

 Prior to July 1, 2005, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation expense was recorded for stock options. The Company provides below the pro forma net income disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                                            Year Ended June 30,
                                          ----------------------
                                             2005         2004
                                          ---------    ---------
 Net income, as reported                 $   75,501   $   62,315

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects                   1,614        7,187
                                          ---------    ---------
 Pro forma net income                    $   73,887   $   55,128
                                          =========    =========

 Diluted net income per share
                         As reported     $     0.81   $     0.68
                         Pro forma       $     0.79   $     0.60

 Basic net income per share
                         As reported     $     0.83   $     0.70
                         Pro forma       $     0.81   $     0.62

 If the Company had adopted SFAS 123(R) for fiscal years 2005 and 2004, net cash from financing activities would have been increased by $4,084 and $3,151 for the years ended June 30, 2005 and 2004, respectively and net cash from operating activities would have decreased by $4,084 and $3,151 for the same periods, respectively.

 On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 Stock Option Plan ("1996 SOP") that had exercise prices higher than the market price on such date. As a result of this action, the vesting of 201,925 options was accelerated by an average of 15 months. No other changes to these options were made. The weighted average exercise price of these accelerated options was $21.15, and exercise prices of the affected options range from $18.64 to $25.00. The accelerated options constituted only 2.1% of the company's outstanding options, at the date of the acceleration. No options held by any directors or executive officers of the Company were accelerated or affected in any manner by this action.

 The purpose of accelerating vesting of the options was to enable to Company to reduce the impact of recognizing future compensation expense associated with these options upon adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). The aggregate pre-tax expense for the shares subject to acceleration that, absent the acceleration of vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2006 was estimated to be a total of approximately $802 (approximately $510 in fiscal 2006, approximately $185 in fiscal 2007, approximately $89 in fiscal 2008 and approximately $18 in fiscal 2009). These estimates are not adjusted for any actual or estimated future forfeitures.

 The weighted-average fair value of options granted during fiscal 2006, fiscal 2005 and fiscal 2004 was $10.13, $6.97, and $7.43, respectively. The only options granted during fiscal 2006 were to non-employee members of the Company's board of directors. The assumptions used in estimating fair value and resulting compensation expenses are as follows:

                                                  Year Ended June 30,
                                          -----------------------------------
                                             2006         2005         2004
                                          ---------    ---------    ---------
      Weighted Average Assumptions:
        Expected life (years)                 7.65        3.53         3.88
        Volatility                              42%         48%          53%
        Risk free interest rate                4.4%        3.1%         1.6%
        Dividend yield                        0.89%       0.88%        0.75%

 The option pricing model assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions were based on or determined from external data (for example, the risk-free interest rate) and other assumptions were derived from our historical experience with share-based payment arrangements (e.g., volatility, expected life and dividend yield). The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

 Our net income for the year ended June 30, 2006 includes $454 of stock-based compensation costs.

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

 REVENUE RECOGNITION

 The Company derives revenue from the following sources: license fees, support and service fees and hardware sales. There are no rights of return, condition of acceptance or price protection in the Company's sales contracts.

 License Fee Revenue: For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements generally include multiple products and services or "elements." None of these elements are deemed to be essential to the functionality of the other elements. Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence ("VSOE") of fair value. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9, "Software Revenue Recognition, with Respect to Certain Transactions". Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

 Support and Service Fee Revenue: Implementation services are generally for installation, training, implementation, and configuration. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately or, if the services are not yet sold separately, the price determined by management with relevant authority. Generally revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

 Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

 Outsourced data processing and ATM, debit card, and other transaction processing services revenue is recognized in the month the transactions are processed or the services are rendered.

 Hardware Revenue: Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. For these transactions, the Company follows the guidance provided in Emerging Issues Task Force Issue ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Based upon the indicators provided within this consensus, the Company records the revenue related to our drop-ship transactions at gross and the related costs are included in cost of hardware. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

 COMPUTER SOFTWARE DEVELOPMENT

 The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. The Company's amortization policy for these capitalized costs is to amortize the costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Generally, these costs are amortized based on current and estimated future revenue from the product or on a straight-line basis, whichever yields greater amortization expense.

 CASH EQUIVALENTS

 The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents.

 INVESTMENTS

 The Company invests its cash that is not required for current operations primarily in U.S. government securities, money market accounts and certificates of deposit. The Company has the positive intent and ability to hold its debt securities until maturity and accordingly, these securities are classified as held-to-maturity and are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity. The held-to-maturity securities typically mature in less than one year. Interest on investments in debt securities is included in income when earned.

 The amortized cost of held-to-maturity securities is $2,181 and $993 at June 30, 2006 and 2005, respectively. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

 COMPREHENSIVE INCOME

 Comprehensive income for each of the years ended June 30, 2006, 2005 and 2004 equals the Company's net income.

 BUSINESS SEGMENT INFORMATION

 In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 13). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company's revenues are derived from operations and assets located within the United States of America.

 COMMON STOCK

 In 2001, the Company's Board of Directors approved a stock buyback of the Company's common stock of up to 3.0 million shares, and approved an increase to 6.0 million shares in 2002. Through fiscal 2004, a total of 3,009,384 shares had been repurchased by the Company under these authorizations. Repurchases through fiscal 2004 were funded with cash from operations.

 During fiscal 2004, there were 2,009,694 shares and 37,776 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively. At June 30, 2004, there were 315,651 shares remaining in treasury stock.

 During fiscal 2005, there were 306,027 shares and 9,624 shares reissued from treasury stock for the shares exercised under the employee stock option plan and purchased under the employee stock purchase plan, respectively.

 In April 2005, the Board of Directors increased the existing stock repurchase authorization by 2.0 million shares to 8.0 million shares. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. During the year ended June 30, 2005, 553,300 shares were repurchased for $9,952.

 During the year ended June 30, 2006, 2,212,762 shares were repurchased for $41,819. At June 30, 2006, there were 2,766,062 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 2,224,554 shares.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

 In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 ("SFAS 109"), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 ("AJCA") should be accounted for as a special deduction in accordance with SFAS 109. Pursuant to the AJCA, the deduction for qualified production activities is effective for the Company's fiscal year ending June 30, 2006. The effect of the estimated deduction to be taken in the 2006 consolidated federal income tax return is expected to result in approximately $527 of tax benefit for the fiscal year ended June 30, 2006.

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 when applicable.

 In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning July 1, 2007. The Company is currently evaluating the impact of this Interpretation.

 NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

 Fair values for held-to-maturity securities are based on quoted market prices. For all other financial instruments, including amounts receivable or payable and short-term and long-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities and the variability of the interest rates on the borrowings.

 NOTE 3: PROPERTY AND EQUIPMENT

 The classification of property and equipment, together with their estimated useful lives is as follows:

                                          June 30,
                                  -----------------------    Estimated
                                     2006         2005      Useful Life
                                  ----------   ----------   -----------
 Land                            $    18,174  $    15,598
 Land improvements                    18,163       17,873   5-20 years
 Buildings                            90,916       80,790   25-30 years
 Leasehold improvements               18,985       16,140   5-10 years (1)
 Equipment and furniture             150,665      133,931   5-8 years
 Aircraft and equipment               41,499       50,523   8-10 years
 Construction in progress             12,637       19,681
                                  ----------   ----------
                                 $   351,039  $   334,536
  Less accumulated depreciation       99,407       91,345
                                  ----------   ----------
  Propery and equipment, net     $   251,632  $   243,191
                                  ==========   ==========

  (1)  Lesser of lease term or economic life

 At June 30, 2006 and 2005, the Company had commitments of approximately $3,400 and $4,600, respectively, to purchase property and equipment.


 NOTE 4: OTHER ASSETS

 Changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005, by reportable segments, are:

                                        Banking   Credit Union
                                        Systems     Systems
                                          and         and
                                        Services    Services        Total
                                        --------    --------      ---------
   Balance,  as of July 1, 2004        $  65,899   $  17,229     $   83,128
   Goodwill acquired during the year     100,718       7,569        108,287
                                        --------    --------      ---------
   Balance,  as of June 30, 2005         166,617      24,798        191,415
   Goodwill acquired during the year      21,123           -         21,123
                                        --------    --------      ---------
   Balance,  as of  June 30, 2006      $ 187,740   $  24,798     $  212,538
                                        ========    ========      =========

 The Banking Systems and Services segment additions for fiscal 2006 relate primarily to the acquisition of Profitstar, Inc., with additional amounts relating to earn-out payments made on earlier acquisitions. The additions for fiscal 2005 relate to various acquisitions. See Note 12-Business Acquisitions for further details.

 Information regarding other identifiable intangible assets is as follows:

                                           June 30,
                             2006                           2005
                 ----------------------------   -----------------------------
                 Carrying Accumulated           Carrying Accumulated
                  Amount  Amortization   Net     Amount  Amortization   Net
                 -------   ---------  -------   -------   ---------   -------
 Customer
  relationships $110,664  $ (47,502) $ 63,162  $109,244  $ (40,769)  $ 68,475

 Trade names       4,009          -     4,009     4,010          -      4,010
                 -------   ---------  -------   -------   ---------   -------
 Totals         $114,673  $ (47,502) $ 67,171  $113,254  $ (40,769)  $ 72,485
                 =======   =========  =======   =======   =========   =======

 Trade names have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years. Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over five to ten years.

 Following is an analysis of the computer software capitalized:

                                       Carrying    Accumulated
                                        Amount     Amortization      Total
                                       --------      --------      ---------
 Balance, July 1, 2004                $  26,454     $  (8,072)    $   18,382
 Acquired software                        6,666             -          6,666
 Disposals                               (3,580)        3,401           (179)
 Capitalizated development cost           7,846             -          7,846
 Amortization expense                         -        (3,227)        (3,227)
                                       --------      --------      ---------
 Balance, June 30, 2005                  37,386        (7,898)        29,488
 Acquired software                        1,872             -          1,872
 Disposals                               (1,228)        1,228              -
 Capitalizated development cost          16,079             -         16,079
 Amortization expense                         -        (3,599)        (3,599)
                                       --------      --------      ---------
 Balance, June 30, 2006               $  54,109     $ (10,269)    $   43,840
                                       ========      ========      =========

 Amortization expense  for  all intangible  assets  was $10,332,  $9,116  and
 $6,750 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2006, is as follows:

                      Customer
       Year         Relationship    Software      Total
       ----         ------------    --------     -------
       2007            $5,941        $3,742       $9,683
       2008             5,847         3,282        9,129
       2009             5,722         2,180        7,902
       2010             5,171         1,460        6,631
       2011             4,682         1,219        5,901


 NOTE 5: DEBT

 The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (8.25% at June 30, 2006). The credit line matures on April 30, 2008. At June 30, 2006, no amount was outstanding.

 The Company renewed a credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at June 30, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2006 or 2005.

 The Company obtained an unsecured revolving bank credit facility on April 19, 2005 which allows borrowing of up to $150,000, which may be increased by the Company at any time until April 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the outstanding revolving bank credit facility balance was $50,000 ($25,000 at 6.20% and $25,000 at 6.21% at June 30, 2006).

 During fiscal year 2006, a capital lease obligation of $737 was incurred when the Company entered into a lease for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 is included in current maturities. Maturities of capital lease payments by fiscal year are $241 in fiscal 2007, $241 in fiscal 2008 and $180 in fiscal 2009.

 The Company paid interest of $1,439, $171, and $107 in 2006, 2005, and 2004, respectively.


 NOTE 6: LEASE COMMITMENTS

 The Company leases certain property under operating leases which expire over the next six years. All operating leases are non-cancelable. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

 As of June 30, 2006, net future minimum lease payments under non-cancelable terms are as follows:

             Years Ending June 30,   Real Estate Leases
             ---------------------   ------------------
             2007                               $ 4,760
             2008                                 4,154
             2009                                 3,248
             2010                                 2,293
             2011                                 1,195
             Thereafter                              40
                                                 ------
             Total                              $15,690
                                                 ======

 Rent expense for all operating leases amounted to $5,372, $4,169, and $4,233 in 2006, 2005, and 2004, respectively.


 NOTE 7: INCOME TAXES

 The provision for income taxes consists of the following:

                                     Year ended June 30,
                             ----------------------------------
                               2006         2005          2004
                             --------     --------     --------
   Current:
       Federal              $  38,385    $  35,221    $  28,096
       State                    3,469        3,846        3,706

   Deferred:
       Federal                  7,831        4,982        5,306
       State                      460          293          282
                             --------     --------     --------
                            $  50,145    $  44,342    $  37,390
                             ========     ========     ========

 The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            June 30,
                                                     ----------------------
                                                       2006          2005
                                                     --------      --------
  Deferred tax assets:
    Carryforwards (operating losses)                $     601     $   2,797
    Expense reserves (bad debts, insurance,
      franchise tax and vacation)                       2,531         1,481
    Intangible assets                                   1,070           615
    Other, net                                            802           866
                                                     --------      --------
                                                        5,004         5,759
                                                     --------      --------
  Deferred tax liabilities:
    Accelerated tax depreciation                      (25,856)      (25,336)
    Accelerated tax amortization                      (23,412)      (15,163)
                                                     --------      --------
                                                      (49,268)      (40,499)
                                                     --------      --------
  Net deferred tax liability                        $ (44,264)    $ (34,740)
                                                     ========      ========

 The deferred taxes are classified on the balance sheets as follows:

                                                            June 30,
                                                     ----------------------
                                                       2006          2005
                                                     --------      --------
    Deferred income taxes (current)                 $   3,165     $   2,345
    Deferred income taxes (long-term)                 (47,430)      (37,085)
                                                     --------      --------
                                                    $ (44,265)    $ (34,740)
                                                     ========      ========

 The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

                                                   Year Ended June 30,
                                               ----------------------------
                                               2006        2005        2004
                                               ----        ----        ----
  Computed "expected" tax expense (benefit)    35.0%       35.0%       35.0%
  Increase (reduction) in taxes
    resulting from:
      State income taxes, net of federal
        income tax benefits                     2.0%        2.2%        2.2%
      Research and development credit          -1.0%       -1.5%       -1.5%
      Permanent book/tax differences           -0.5%        0.5%        0.4%
      Other (net)                               0.3%        0.7%        1.4%
                                               ----        ----        ----
                                               35.8%       37.0%       37.5%
                                               ====        ====        ====

 Net operating loss carryforwards of $5,514 (from acquisitions) expire through the year 2024. $3,891 is available for use in the Company's June 30, 2006 federal income tax returns leaving $1,623 available for subsequent years. The Company paid income taxes of $34,301, $34,891, and $20,314 in 2006, 2005, and 2004, respectively.

 The Company's federal income tax returns for the years ended June 30, 1999 - June 30, 2001 have been examined by the Internal Revenue Service ("IRS"). The Company appealed certain proposed adjustments. The appeal was settled in fiscal 2006.


 NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

 The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2006 and 2005) are maintained for potential credit losses.

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

 NSOP

 The NSOP was adopted by the Company on September 23, 2005, for its outside directors. Options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700,000 shares of common stock have been reserved for issuance under this plan with a maximum of 100,000 for each director. As of June 30, 2006, there were 660,000 shares available for future grants under the plan.

 A summary of option plan activity under the plans is as follows:

                               Number of   Weighted Average    Aggregate
                                 Shares     Exercise Price   Intrinsic Value
                              ----------    --------------   ---------------
   Outstanding July 1, 2003   13,300,254      $  13.19
   Granted                       192,167         18.65
   Forfeited                     (98,391)        21.59
   Exercised                  (2,009,694)        10.78
                              ----------    --------------
   Outstanding June 30, 2004  11,384,336         13.64
   Granted                       224,300         18.56
   Forfeited                    (155,127)        19.70
   Exercised                  (1,687,112)         8.43
                              ----------    --------------
   Outstanding June 30, 2005   9,766,397         14.55
   Granted                        40,000         18.47
   Forfeited                    (236,345)        21.23
   Exercised                  (1,869,659)        10.58
                              ----------    --------------
   Outstanding June 30, 2006   7,700,393      $  15.34         $   39,309
                              ==========    ==============   ===============

   Exercisable June 30, 2006   7,582,753      $  15.30         $   39,069
                              ==========    ==============   ===============

 As of June 30, 2006, there was $582 of total unrecognized compensation costs related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average period of 3.0 years.

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

 Following is an analysis of stock options outstanding and exercisable as of June 30, 2006:

                                        Weighted-Average
                                            Remaining
     Range of                             Contractural      Weighted-Average
 Exercise Prices           Shares         Life in Years      Exercise Price
 --------------- ------------------------ ------------- ------------------------
                 Outstanding  Exercisable  Outstanding  Outstanding  Exercisable
                 -----------  -----------  -----------  -----------  -----------
 $ 6.03 - $10.75   1,480,434   1,480,434       2.11       $ 8.19       $ 8.19
 $10.76 - $10.84   1,393,707   1,393,707       6.78        10.84        10.84
 $10.85 - $16.49     233,450     223,013       4.21        12.09        12.04
 $16.50 - $16.88   2,780,510   2,780,510       3.76        16.88        16.88
 $16.89 - $25.65   1,373,292   1,266,089       5.73        21.09        21.35
 $25.66 - $31.00     439,000     439,000       4.81        27.70        27.70
 ---------------  ----------  ----------   -----------  -----------  -----------
 $ 6.03 - $31.00   7,700,393   7,582,753       4.41       $15.34       $15.30
 ===============  ==========  ==========   ===========  ===========  ===========

 Cash received from stock option exercises for the year ended June 30, 2006 was $19,928. The income tax benefits from stock option exercises totaled $7,260 for the year ended June 30, 2006.

 The total intrinsic value of options exercised was $19,622 and $18,239 for the fiscal years ended June 30, 2006 and 2005, respectively.

 RESTRICTED STOCK PLAN

 The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of June 30, 2006, no restricted stock has been issued.


 NOTE 10: EARNINGS PER SHARE

 The following table reflects the reconciliation between basic and diluted net income per share:

                                                Year Ended June 30,
                                                -------------------
                                        2006                         2005                          2004
                             ---------------------------- ----------------------------  ----------------------------
                                      Weighted                     Weighted                      Weighted
                               Net    Average   Per Share   Net    Average   Per Share    Net    Average   Per Share
                             Income   Shares     Amount   Income   Shares     Amount    Income   Shares     Amount
                             ------   ------      ----    ------   ------      ----     ------   ------     ----
 Basic Income Per Share:
 Net income available to
 common stockholders        $89,924   91,484     $0.98   $75,501   90,891     $0.83    $62,315   89,325    $0.70

 Effect of dilutive
   securities:
 Stock options                    -    2,303     (0.02)        -    2,107      (0.02)        -    2,534    (0.02)
                             ------   ------      ----    ------   ------      ----     ------   ------     ----
 Diluted Income Per Share:
 Net income available to
   common stockholders      $89,924   93,787     $0.96   $75,501   92,998     $0.81    $62,315   91,859    $0.68
                             ======   ======      ====    ======   ======      ====     ======   ======     ====

 Stock options to purchase approximately 1,504,811 shares for fiscal 2006, 1,791,614 shares for fiscal 2005, and 1,758,583 shares for fiscal 2004, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.


 NOTE 11:  EMPLOYEE BENEFIT PLANS

 The Company established an employee stock purchase plan in 1996. The plan allows the majority of employees the opportunity to directly purchase shares of the Company. Purchase prices for all participants are based on the closing bid price on the last business day of the month.

 The Company has a defined contribution plans for its employees, the 401(k) Retirement Savings Plan (the "Plan"). The plan is subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $6,530, $5,212, and $4,487 for fiscal 2006, 2005, and 2004, respectively.

 The Company also had an Employee Stock Ownership Plan (the "ESOP" Plan), which it terminated as of January 1, 2005. No contribution had been made to the ESOP Plan for any of the three most recent fiscal years.


 NOTE 12: BUSINESS ACQUISITIONS

 Fiscal 2006 Acquisition:

 On  November 1, 2005,  the Company  acquired  all of  the capital  stock  of
 Profitstar, Inc. ("Profitstar"). Profitstar is a leading provider of asset/liability management, risk management, profitability accounting and financial planning software and related services to banks, credit unions and other financial institutions. The purchase price for Profitstar, $19,317 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($4,905) to working capital, $1,233 to deferred tax liability, $1,871 to capitalized software, $1,420 to customer relationships, and $19,698 to goodwill. The acquired goodwill has been allocated to the bank segment. On August 15, 2006, the Company and the former shareholders of Profitstar, Inc. jointly made a Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. This election is expected to increase goodwill by $720 due to the elimination of previously recorded deferred tax liabilities and to additional consideration paid to the former shareholders of Profitstar, Inc.

 Fiscal 2005 Acquisitions:

 On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. The purchase price for Tangent, $4,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($140) to working capital, $89 to deferred tax liability, $241 to capitalized software and $4,128 to goodwill. Contingent purchase consideration of up to $4,042 may be paid over the next two years based upon Tangent's earnings before interest, depreciation, taxes and amortization. In fiscal 2006, $958 was paid to the former members of Tangent as part of this contingent consideration. This amount was included in goodwill at June 30, 2006. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

 Effective January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions. The purchase price for Stratika, $6,241 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $9 to working capital, $156 to deferred tax liability, $422 to capitalized software and $5,963 to goodwill. Contingent purchase consideration of up to $9,752 may be paid over the next two years based upon the net operating income of Stratika. In fiscal 2006, $248 was paid to the former members of Stratika as part of this contingent consideration. This amount was included in goodwill at June 30, 2006. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

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

 On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a provider of turnkey outsourced insurance agency solutions for financial institutions. The purchase price for BIS, $6,700 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $56 to working capital and $6,549 to goodwill. Contingent purchase consideration may be paid over the next four years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $13,181. In fiscal 2006, $219 was paid to the former owners of BIS as part of this agreement. This amount was included in goodwill at June 30, 2006. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

 The accompanying consolidated statements of income for the fiscal year ended June 30, 2006 and 2005 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

       Pro Forma (unaudited)              Year Ended June 30,
                                          --------------------
                                            2006        2005
                                          --------    --------
       Revenue                           $ 596,305   $ 563,746

       Gross profit                        259,338     237,458
                                          --------    --------

       Net Income                        $  90,398   $  79,495
                                          ========    ========

       Earnings per share - diluted      $    0.96   $    0.85
                                          ========    ========
       Diluted shares                       93,787      92,998
                                          ========    ========

       Earnings per share - basic        $    0.99   $    0.87
                                          ========    ========
       Basic shares                         91,484      90,891
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

                                         For the Year Ended June 30, 2006
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    66,165    $    17,849    $    84,014
   Support and service                  354,210         71,451        425,661
   Hardware                              62,511         20,019         82,530
                                     ----------     ----------     ----------
           Total                        482,886        109,319        592,205
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        1,671          1,046          2,717
   Cost of support and service          221,300         51,083        272,383
   Cost of hardware                      45,098         15,560         60,658
                                     ----------     ----------     ----------
           Total                        268,069         67,689        335,758
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   214,817    $    41,630    $   256,447
                                     ==========     ==========     ==========


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
                                     ==========     ==========     ==========


                                         For the Year Ended June 30, 2004
                                     ----------------------------------------
                                        Bank       Credit Union      Total
                                     ----------     ----------     ----------
 REVENUE
   License                          $    38,338    $    24,255    $    62,593
   Support and service                  268,249         43,038        311,287
   Hardware                              75,497         18,038         93,535
                                     ----------     ----------     ----------
           Total                        382,084         85,331        467,415
                                     ----------     ----------     ----------
 COST OF SALES
   Cost of license                        2,444          2,294          4,738
   Cost of support and service          171,359         36,371        207,730
   Cost of hardware                      53,635         13,334         66,969
                                     ----------     ----------     ----------
           Total                        227,438         51,999        279,437
                                     ----------     ----------     ----------

 GROSS PROFIT                       $   154,646    $    33,332    $   187,978
                                     ==========     ==========     ==========


                                              For the Year Ended June 30,
                                          -----------------------------------
                                             2006         2005         2004
                                          ---------    ---------    ---------
 Depreciation expense, net
 Bank systems and services               $   30,818   $   27,248   $   25,970
 Credit Unions systems and services           2,624        2,547          820
                                          ---------    ---------    ---------
 Total                                   $   33,442   $   29,795   $   26,790
                                          =========    =========    =========
 Amortization expense, net
 Bank systems and services               $    8,421   $    7,356   $    5,301
 Credit Unions systems and services           1,911        1,760        1,449
                                          ---------    ---------    ---------
 Total                                   $   10,332   $    9,116   $    6,750
                                          =========    =========    =========
 Capital expenditures, net
 Bank systems and services               $   43,681   $   49,360   $   23,505
 Credit Unions systems and services           1,715        8,686       25,636
                                          ---------    ---------    ---------
 Total                                   $   45,396   $   58,046   $   49,141
                                          =========    =========    =========


                                        For the Year Ended June 30,
                                        ---------------------------
                                             2006         2005
                                          ---------    ---------
 Property and equipment, net
 Bank systems and services               $  217,438   $  208,541
 Credit Unions systems and services          34,194       34,650
                                          ---------    ---------
 Total                                   $  251,632   $  243,191
                                          =========    =========
 Identified intangible assets, net
 Bank systems and services               $  271,259      241,054
 Credit Unions systems and services          52,290       52,334
                                          ---------    ---------
 Total                                   $  323,549   $  293,388
                                          =========    =========

 The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.


 NOTE 14:  SUBSEQUENT EVENTS

 On August 24, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.055 per share of common stock, payable on September 22, 2006, to shareholders of record on September 8, 2006.

 Also on August 24, 2006, the Company's Board of Directors increased its stock repurchase authorization by 5.0 million shares, bringing the total authorized for repurchase since 2001 to 13.0 million shares. Through the date of this increase, the Company has repurchased approximately 5.9 million shares under these authorizations, leaving approximately 7.1 million shares authorized for future repurchases.


 QUARTERLY FINANCIAL INFORMATION (unaudited)

                                        For the Year Ended June 30, 2006
                                   Quarter 1  Quarter 2  Quarter 3  Quarter 4    Total
                                    -------    -------    -------    -------    -------
 REVENUE
   License                         $ 16,908   $ 20,836   $ 20,566   $ 25,704   $ 84,014
   Support and service               99,401    106,524    106,083    113,653    425,661
   Hardware                          20,674     20,057     18,846     22,953     82,530
                                    -------    -------    -------    -------    -------
     Total                          136,983    147,417    145,495    162,310    592,205
                                    -------    -------    -------    -------    -------
 COST OF SALES
   Cost of license                      851      1,061        222        583      2,717
   Cost of support and service       64,237     66,356     67,962     73,828    272,383
   Cost of hardware                  15,340     14,517     13,629     17,172     60,658
                                    -------    -------    -------    -------    -------
     Total                           80,428     81,934     81,813     91,583    335,758
                                    -------    -------    -------    -------    -------

 GROSS PROFIT                        56,555     65,483     63,682     70,727    256,447
                                    -------    -------    -------    -------    -------

 OPERATING EXPENSES
   Selling and marketing             11,440     12,300     12,292     13,975     50,007
   Research and development           6,749      8,003      8,435      8,687     31,874
   General and administrative         7,805     11,130      8,239      8,035     35,209
                                    -------    -------    -------    -------    -------
     Total                           25,994     31,433     28,966     30,697    117,090
                                    -------    -------    -------    -------    -------

 OPERATING INCOME                    30,561     34,050     34,716     40,030    139,357

 INTEREST INCOME (EXPENSE)
   Interest income                      443        425        731        467      2,066
   Interest expense                    (175)      (132)      (590)      (458)    (1,355)
                                    -------    -------    -------    -------    -------
     Total                              268        293        141          9        711
                                    -------    -------    -------    -------    -------

 INCOME BEFORE INCOME TAXES          30,829     34,343     34,857     40,039    140,068

 PROVISION FOR INCOME TAXES          11,407     12,707     11,397     14,634     50,145
                                    -------    -------    -------    -------    -------
 NET INCOME                        $ 19,422   $ 21,636   $ 23,460   $ 25,405   $ 89,923
                                    =======    =======    =======    =======    =======

 Diluted net income per share      $   0.21   $   0.23   $   0.25   $   0.27   $   0.96
                                    =======    =======    =======    =======    =======
 Diluted weighted average shares
   outstanding                       93,998     93,637     94,390     93,124   $ 93,787
                                    =======    =======    =======    =======    =======

 Basic net income per share        $   0.21   $   0.24   $   0.26   $   0.28   $   0.98
                                    =======    =======    =======    =======    =======
 Basic weighted average shares
   outstanding                       91,562     91,352     91,952     91,068     91,484
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

 During the fiscal quarter ending June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

 See the information under captions "Executive Compensation", "Compensation Committee Report", "Corporate Governance" and "Company Performance" in the Company's definitive Proxy Statement which is incorporated herein by reference.*


 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 See  the  information  under  the  captions  "Stock  Ownership  of   Certain
 Stockholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which is incorporated herein by reference.*


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


                                   PART IV

 Item 15.  Exhibits and Financial Statement Schedules

 (a) The following documents are filed as part of this Report:

 (1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

      - Report of Independent Registered Public Accounting Firm

      - Consolidated Statements of Income for the Years Ended June 30, 2006, 2005 and 2004

      - Consolidated Balance Sheets as of June 30, 2006 and 2005

      - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2006, 2005 and 2004

      - Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004

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

      10.20 Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.20 to the Company's Current Report on Form 8-K filed April 21, 2005.

      10.21 Amendment to the Company's 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2005.

      10.22 2006 Executive Bonus Plan, attached as Exhibit 10.22 to the Company's Current Report on Form 8-K filed September 2, 2005.

      10.23 2006 General Manager Bonus Plan, attached as Exhibit 10.23 to the Company's Current Report on Form 8-K filed September 2, 2005.

      10.24     Form of Termination Benefits Agreement,  attached  as Exhibit
                10.24 to the Company's Current Report on Form 8-K filed September 2, 2005.

      10.25 2007 Executive Bonus Plan, attached as Exhibit 10.25 to the Company's Current Report on Form 8-K filed September 5, 2006.

      10.26 2007 General Manager Bonus Plan, attached as Exhibit 10.26 to the Company's Current Report on Form 8-K filed September 5, 2006.

      10.27     The Company's Restricted Stock Plan, attached hereto.

      10.28     The  Company's   2005   Non-Qualified   Stock   Option  Plan,
                originally attached as Exhibit B to the Company's Proxy Statement filed October 4, 2005, also attached hereto.

      21.1      List of the Company's subsidiaries.

      23.1      Consent of Independent Registered Public Accounting Firm.

      32.1      Certification of Chief Executive Officer.

      32.2      Certification of Chief Financial Officer.

      32.3 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

      32.4 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

 SIGNATURES
 ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of September, 2006.

                   JACK HENRY & ASSOCIATES, INC., Registrant

                          By  /s/ John F. Prim
                          -----------------------
                          John F. Prim
                          -----------------------
                          Chief Executive Officer
                          -----------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Capacity                     Date
        ---------                   --------                     ----

   /s/ Michael E. Henry    Chairman of the Board and       September 12, 2006
   ----------------------  Director
   Michael E. Henry

   /s/ John F. Prim        Chief Executive Officer         September 12, 2006
   ----------------------
   John F. Prim

   /s/ Kevin D. Williams   Chief Financial Officer         September 12, 2006
   ----------------------  and Treasurer (Principal
   Kevin D. Williams       Accounting Officer)

   /s/ John W. Henry       Vice Chairman, Senior Vice      September 12, 2006
   ----------------------  President and Director
   John W. Henry

   /s/ Jerry D. Hall       Executive Vice President and    September 12, 2006
   ----------------------  Director
   Jerry D. Hall

   /s/ Joseph J. Maliekel  Director                        September 12, 2006
   ----------------------
   Joseph J. Maliekel

   /s/ James J. Ellis      Director                        September 12, 2006
   ----------------------
   James J. Ellis

   /s/ Craig R. Curry      Director                        September 12, 2006
   ----------------------
   Craig R. Curry

   /s/ Wesley A. Brown     Director                        September 12, 2006
   ----------------------
   Wesley A. Brown


 [ Exhibits are omitted, but are available upon request directed to Kevin D. Williams, Chief Financial Officer and Treasurer, at the address set forth on the cover page and are also available in the Form 10-K posted at our investor relations website, www.jackhenry.com/ir/.]