Form 10-Q
period 2006-09-30
HENRY JACK & ASSOCIATES INC
filed 2006-11-08
CIK 779152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

                                     N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

 As of October 30, 2006, Registrant has 90,695,747 shares of common stock outstanding ($0.01 par value)

                        JACK HENRY & ASSOCIATES, INC.
                                  CONTENTS

                                                                    Page
  PART I   FINANCIAL INFORMATION                                  Reference

  ITEM 1   Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 2006 and June 30, 2006  (Unaudited)          3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 2006
           and 2005 (Unaudited)                                       4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended September 30, 2006
           and 2005 (Unaudited)                                       5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk                                               15

  ITEM 4   Controls and Procedures                                   15


  PART II  OTHER INFORMATION

  ITEM 2   Unregistered Sales of Equity Securities
           and Use of Proceeds                                       16

  ITEM 4   Submission of Matters to a Vote of Security Holders       16

  ITEM 6   Exhibits                                                  17

 PART 1.     FINANCIAL INFORMATION
 ITEM 1.     FINANCIAL STATEMENTS

                 JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                   September 30,    June 30,
                                                       2006           2006
                                                    ----------     ----------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $    49,842    $    74,139
   Investments, at amortized cost                        1,723          2,181
   Receivables                                         118,768        180,295
   Prepaid expenses and other                           24,237         24,402
   Prepaid cost of product                              19,915         22,228
   Deferred income taxes                                 3,310          3,165
                                                    ----------     ----------
     Total current assets                              217,795        306,410

 PROPERTY AND EQUIPMENT, net                           250,685        251,632

 OTHER ASSETS:
   Prepaid cost of product                              15,837         15,191
   Computer software, net of amortization               47,353         43,840
   Other non-current assets                              9,351          9,285
   Customer relationships, net of amortization          61,562         63,162
   Trade names                                           4,009          4,009
   Goodwill                                            214,512        212,538
                                                    ----------     ----------
     Total other assets                                352,624        348,025

     Total assets                                  $   821,104    $   906,067
                                                    ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                $     5,351    $    14,525
   Accrued expenses                                     24,518         29,012
   Accrued income taxes                                  9,185          3,312
   Note payable and current maturities
     of capital lease                                      222         50,241
   Deferred revenues                                   136,467        166,402
                                                    ----------     ----------
     Total current liabilities                         175,743        263,492

 LONG TERM LIABILITIES:
   Deferred revenues                                    19,427         19,317
   Deferred income taxes                                49,570         47,430
   Other long-term liabilities,
     net of current maturities                             598            616
                                                    ----------     ----------
     Total long term liabilities                        69,595         67,363

     Total liabilities                                 245,338        330,855

 STOCKHOLDERS' EQUITY
   Preferred stock  -  $1 par value; 500,000
     shares authorized, none issued                          -              -
   Common stock  -  $0.01 par value:
     250,000,000 shares authorized;
     Shares issued at 09/30/06 were 94,234,158
     Shares issued at 06/30/06 were 93,955,663             942            939
   Additional paid-in capital                          228,178        224,195
   Retained earnings                                   418,250        401,849
   Less treasury stock at cost 3,755,011 shares
     at 09/30/06, 2,766,062 shares at 06/30/06         (71,604)       (51,771)
                                                    ----------     ----------
     Total stockholders' equity                        575,766        575,212

     Total liabilities and stockholders' equity    $   821,104    $   906,067
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                        Three Months Ended
                                                          September  30,
                                                    -------------------------
                                                       2006           2005
                                                    ----------     ----------
 REVENUE
   License                                         $    15,539    $    16,908
   Support and service                                 115,577         99,401
   Hardware                                             19,499         20,674
                                                    ----------     ----------
        Total                                          150,615        136,983

 COST OF SALES
   Cost of license                                         556            851
   Cost of support and service                          73,050         64,237
   Cost of hardware                                     13,702         15,340
                                                    ----------     ----------
         Total                                          87,308         80,428

 GROSS PROFIT                                           63,307         56,555

 OPERATING EXPENSES
   Selling and marketing                                11,966         11,440
   Research and development                              8,516          6,749
   General and administrative                            9,906          7,805
                                                    ----------     ----------
        Total                                           30,388         25,994

 OPERATING INCOME                                       32,919         30,561

 INTEREST INCOME (EXPENSE)
   Interest income                                       1,556            443
   Interest expense                                       (216)          (175)
                                                    ----------     ----------
        Total                                            1,340            268

 INCOME BEFORE INCOME TAXES                             34,259         30,829

 PROVISION FOR INCOME TAXES                             12,847         11,407
                                                    ----------     ----------
 NET INCOME                                        $    21,412    $    19,422
                                                    ==========     ==========

 Diluted net income per share                      $      0.23    $      0.21
                                                    ==========     ==========
 Diluted weighted average shares outstanding            92,893         93,998
                                                    ==========     ==========

 Basic net income per share                        $      0.24    $      0.21
                                                    ==========     ==========
 Basic weighted average shares outstanding              91,056         91,562
                                                    ==========     ==========

 See notes to condensed consolidated financial statements

                JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $    21,412  $    19,422

 Adjustments to reconcile net income from
   operations to cash from operating activities:
     Depreciation                                          9,063        8,064
     Amortization                                          2,855        2,589
     Deferred income taxes                                 1,995        1,560
     Expense for stock-based compensation                    148          149
     Other, net                                                1           (7)

 Changes in operating assets and liabilities,
   net of acquisitions:
     Receivables                                          61,527      121,014
     Prepaid expenses, prepaid cost of product,
       and other                                           1,718          130
     Accounts payable                                     (9,174)     (10,164)
     Accrued expenses                                     (4,494)      (4,422)
     Income taxes                                          6,239        3,198
     Deferred revenues                                   (29,825)     (33,626)
                                                      ----------   ----------
       Net cash from operating activities                 61,465      107,907

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for acquisitions, net                        (1,974)           -
     Capital expenditures                                 (8,117)      (8,047)
     Computer software developed                          (4,768)      (3,969)
     Proceeds from investments                             2,110        1,000
     Purchase of investments                              (1,638)        (992)
     Other, net                                               34           34
                                                      ----------   ----------
       Net cash from investing activities                (14,353)     (11,974)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable, net                                   (50,037)     (45,000)
     Purchase of treasury stock                          (19,833)      (6,334)
     Dividends paid                                       (5,010)      (4,121)
     Excess tax benefits from stock-based
       compensation                                          419            -
     Proceeds from issuance of common stock
       upon exercise of stock options                      2,886        3,287
     Proceeds from sale of common stock, net                 166          185
                                                      ----------   ----------
       Net cash from financing activities                (71,409)     (51,983)
                                                      ----------   ----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS             $   (24,297) $    43,950

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $    74,139  $    11,608
                                                      ----------   ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $    49,842  $    55,558
                                                      ==========   ==========


 Net cash paid for income taxes was $4,194 and $6,649 for the three months ended September 30, 2006 and 2005, respectively. The Company paid interest of $671 and $175 for the three months ended September 30, 2006 and 2005, respectively.

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


 STOCK-BASED COMPENSATION

 Our net income for the quarters ended September 30, 2006 and 2005 includes $148 and $149 of stock-based compensation costs, respectively.

 The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of September 30, 2006, no restricted stock has been issued.


 COMPREHENSIVE INCOME

 Comprehensive income for the three-month periods ended September 30, 2006 and 2005 equals the Company's net income.


 COMMON STOCK

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766,062 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,224,554 shares. On August 25, 2006, the Company's Board of Directors approved an additional 5.0 million share increase to the stock repurchase authorization. During the first quarter of fiscal 2007, the Company repurchased 988,949 treasury shares for $19,833. The total cost of treasury shares at September 30, 2006 is $71,604. At September 30, 2006, there were 3,755,011 shares remaining in treasury stock and the Company had the authority to repurchase up to 6,235,605 shares.


 INTERIM FINANCIAL STATEMENTS

 The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2006. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2006.

 In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the results of operations, financial position and cash flows for each interim period shown.

 The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.


 NOTE 2.   ADDITIONAL INTERIM FOOTNOTE INFORMATION

 The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2006.


 DEBT

 The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at September 30, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. At September 30, 2006, no amount was outstanding.

 The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at June 30, 2006). The credit line matures on April 30, 2008. At June 30, 2006, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. At September 30, 2006, no amount was outstanding.

 During fiscal year 2006, a capital lease obligation of $737 was incurred when the Company entered into a lease for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 is included in current maturities. At September 30, 2006, $611 was outstanding, of which $222 is included in current maturities.


 COMMITMENTS AND CONTINGENCIES

 On August 31, 2006, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses will be paid following the end of the current fiscal year if earnings per share growth targets are achieved by the Company.


 NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. As there were no accounting changes or errors for the period ended September 30, 2006, the adoption had no impact on the Company's results of operations or financial condition.

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

 In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The Company is currently evaluating the impact of SAB 108 and does not expect that the bulletin will have a material impact on the Company's condensed consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2007. The Company is currently evaluating the impact of this pronouncement.


 NOTE 4.   SHARES USED IN COMPUTING NET INCOME PER SHARE


                                                   Three Months Ended
                                                     September 30,
                                                ------------------------
                                                  2006            2005
                                                --------        --------
 Weighted average number of
   common shares outstanding - basic              91,056          91,562

 Common stock equivalents                          1,837           2,436
                                                --------        --------
 Weighted average number of common
   and common equivalent shares
   outstanding - diluted                          92,893          93,998
                                                ========        ========

 Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2006 and 2005. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 1,488 and 1,716 shares for the three-month periods ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted income per common share.


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

                                        Three Months Ended              Three Months Ended
                                        September 30, 2006              September 30, 2005
                                   ----------------------------    ----------------------------
                                    Bank   Credit Union  Total      Bank   Credit Union  Total
                                   ------- ------------ -------    ------- ------------ -------
 REVENUE
   License                        $ 12,598  $  2,941   $ 15,539   $ 12,317  $  4,591   $ 16,908
   Support and service              97,014    18,563    115,577     82,726    16,675     99,401
   Hardware                         15,098     4,401     19,499     16,377     4,297     20,674
                                   -------   -------    -------    -------   -------    -------
          Total                    124,710    25,905    150,615    111,420    25,563    136,983
                                   -------   -------    -------    -------   -------    -------
 COST OF SALES
   Cost of license                     544        12        556        313       538        851
   Cost of support and service      59,549    13,501     73,050     51,933    12,304     64,237
   Cost of hardware                 10,444     3,258     13,702     12,117     3,223     15,340
                                   -------   -------    -------    -------   -------    -------
          Total                     70,537    16,771     87,308     64,363    16,065     80,428
                                   -------   -------    -------    -------   -------    -------

 GROSS PROFIT                     $ 54,173  $  9,134   $ 63,307   $ 47,057  $  9,498   $ 56,555
                                   =======   =======    =======    =======   =======    =======


                                         September 30,    June 30,
                                             2006           2006
                                           --------       --------
 Property and equipment, net
 Bank systems and services                $ 216,813      $ 217,438
 Credit Union systems and services           33,872         34,194
                                           --------       --------
 Total                                    $ 250,685      $ 251,632
                                           ========       ========

 Identified intangible assets, net
 Bank systems and services                $ 273,846      $ 271,259
 Credit Union systems and services           53,590         52,290
                                           --------       --------
 Total                                    $ 327,436      $ 323,549
                                           ========       ========


 NOTE 6.   SUBSEQUENT EVENTS

 On October 31, 2006, the Company's Board of Directors declared a quarterly cash dividend of $.055 per share of common stock, payable on December 5, 2006, to shareholders of record on November 16, 2006.

 On November 1, 2006, the Company acquired all of the capital stock of Margin Maximizer Group, Inc., which does business as US Banking Alliance ("USBA"). USBA is a leading provider of loan and deposit pricing software and related consulting services to banks and credit unions. The purchase price was $26,785, paid in cash at closing.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Background and Overview

 We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers and 23 item-processing centers located throughout the United States.

 A detailed discussion of the major components of the results of operations for the three months ended September 30, 2006 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2006, to the prior year three-month period ended September 30, 2005.

 REVENUE

     License Revenue                       Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     License                            $  15,539      $  16,908       -8%
     Percentage of total revenue               10%            12%

 License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

 The license revenue decrease in the quarter can be partially attributed to increasing demand by banks and credit unions for item and data processing delivered through our outsourcing offering instead of in-house. Outsourcing does not require software license agreements; therefore, the financial institution's initial capital outlay is dramatically reduced by the choice of this delivery alternative.

     Support and Service Revenue           Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     Support and service                $ 115,577      $  99,401      +16%
     Percentage of total revenue               77%            73%


 Quarter Over Quarter Change             $ Change       % Change
                                         --------       --------
 In-House Support & Other Services      $   6,393            +14%
 EFT Support                                7,000            +47%
 Outsourcing Services                       1,656             +7%
 Implementation Services                    1,127             +9%
                                         --------
 Total Increase                         $  16,176
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

 There was strong growth in all of the support and service revenue components for the quarter ended September 30, 2006. In-house support and other services increased primarily from additional software licenses installed during the previous twelve months. EFT support, including ATM and debit card transaction processing services and online bill payment services, experienced the largest percentage of growth. Our daily transaction counts are rapidly growing as we have added customers and as our customers continue to experience consistent organic growth in all three components of EFT support. Outsourcing services for banks and credit unions continue to drive revenue growth with the addition of new bank and credit union customers and our existing customers' growth in asset size and number of accounts. The growth in implementation services revenue is partially due to an increase in the number of license implementations.

     Hardware Revenue                      Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     Hardware                           $  19,499      $  20,674       -6%
     Percentage of total revenue               13%            15%

 The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

 Hardware revenue decreased mainly due to a lower unit price of systems delivered for the current quarter as compared to the same period last year. Hardware revenue in the prior year's quarter was 15% of total revenue while hardware revenue in the current quarter is 13%. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices. This is also impacted by increased demand for outsourcing services, as significant sales of hardware normally accompany only in-house sales.


 BACKLOG

 Our backlog increased 8% at September 30, 2006 to $222,400 ($69,700 in-house and $152,700 outsourcing) from $205,800 ($63,400 in-house and $142,400 outsourcing) at September 30, 2005.


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

     Cost of Sales and Gross Profit        Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     Cost of License                    $     556      $     851      -35%
     Percentage of total revenue               <1%             1%

       License Gross Profit             $  14,983      $  16,057       -7%
       Gross Profit Margin                     96%            95%
                                         -----------------------

     Cost of support and service        $  73,050      $  64,237      +14%
     Percentage of  total revenue              49%            47%

       Support and Service Gross Profit $  42,527      $  35,164      +21%
       Gross Profit Margin                     37%            35%
                                         -----------------------

     Cost of hardware                   $  13,702      $  15,340      -11%
     Percentage of total revenue                9%            11%

       Hardware Gross Profit            $   5,797      $   5,334       +9%
       Gross Profit Margin                     30%            26%
                                         -----------------------

     TOTAL COST OF SALES                $  87,308      $  80,428        9%
     Percentage of total revenue               58%            59%

       TOTAL GROSS PROFIT               $  63,307      $  56,555       12%
       Gross Profit Margin                     42%            41%


 Cost of license decreased for the current quarter due to a decrease in the sales and delivery of third party software, compared to last year, which resulted in an increase in the license gross profit margin. Cost of support and service increased due to additional headcount and depreciation expense for new facilities and equipment as compared to last year. Cost of hardware decreased due to a decrease in hardware sales and a change in product sales mix during the current period. Hardware incentives and rebates received from vendors fluctuate quarterly due to changing thresholds established by the vendors.

 Gross margin on license revenue increased to 96% for the current quarter compared to 95% in the same quarter last year due to a decrease in third party software sales and the related costs, which the gross margins on third party software, is significantly lower than our owned products. The gross profit margin increased to 37% from 35% in support and service, primarily due to a shift in sales mix toward services with slightly higher margins, such as our ATM and debit card processing services. Hardware gross margin in the first quarter of fiscal 2007 also increased from 26% to 30% in the first quarter of fiscal 2007, primarily due to sales mix and enhanced incentives and rebates received from vendors during the quarter.


 OPERATING EXPENSES


     Selling and Marketing                 Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     Selling and marketing              $  11,966      $  11,440       +5%
     Percentage of total revenue                8%             8%

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

 For the three months ended September 30, 2006, selling and marketing expenses increased mainly due to increasing commission expenses related to the increase in services revenue. Selling and marketing expense remained even as a percentage of sales compared to the first quarter of last fiscal year at 8%.

     Research and Development              Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     Research and development           $   8,516      $   6,749      +26%
     Percentage of total revenue                6%             5%

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

 Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products. Research and development expenses increased in the initial quarter of fiscal 2007 by 26% to 6% of sales up from 5% of sales in the prior fiscal year.

     General and Administrative            Three Months Ended
                                              September 30,       % Change
                                         -----------------------  --------
                                           2006           2005
                                         --------       --------
     General and administrative         $   9,906      $   7,805      +27%
     Percentage of total revenue                7%             6%

 General and administrative expense increased for the quarter primarily due to higher employee costs related to a rise in headcount. In addition, during the second half of fiscal 2006, the Company converted to a new accounting software system which has resulted in higher depreciation and maintenance expenses compared to the same quarter a year ago. Also, in the first quarter of fiscal 2006, the new accounting system was being actively developed and a percentage of salaries were being capitalized. General and administrative expenses increased in the initial quarter of fiscal 2007 by 27% and increased as a percentage of sales from 6% in last year's quarter to 7% in the current quarter.

 INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2006 reflects an increase of $1,072 when compared to the same period last year. Interest income increased $1,113 due to higher cash and cash equivalent and investment balances. Interest expense increased $41, due to borrowings on the revolving bank credit facility, which as of September 30, 2006 were paid in full.

 PROVISION FOR INCOME TAXES - The provision for income taxes was $12,847 for the three months ended September 30, 2006 compared with $11,407 for the same period last year. For the current fiscal year, the rate of income taxes is currently estimated at 37.5% of income before income taxes compared to 37.0% as reported for the same quarter in fiscal 2006. The increase is attributable to the expiration of the Research and Experimentation Tax Credit.

 NET INCOME - Net income increased 10% for the three months ended September 30, 2006. Net income for the first quarter of fiscal 2007 was $21,412 or $0.23 per diluted share compared to $19,422 or $0.21 per diluted share in the same period last year.


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

     Bank Systems and Services
                                      Three Months Ended
                                         September 30,
                                    -----------------------
                                      2006           2005    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $ 124,710      $ 111,420        12%
     Gross Profit                  $  54,173      $  47,057        15%

     Gross Profit Margin                  43%            42%

 Revenue growth in bank systems and services is attributable to the significant increase in support and service revenue related to maintenance for in-house and outsourced customers, implementation services, and ongoing steady increase in ATM and debit card processing activity. License revenue increased slightly and hardware decreased primarily due to sales mix and products delivered during the quarter compared to the prior year. Bank segment gross margin increased to 43% from 42% last year.

   Credit Union Systems and Services
                                      Three Months Ended
                                         September 30,
                                    -----------------------
                                      2006           2005    Percent Increase
                                    --------       --------  ----------------
     Revenue                       $  25,905      $  25,563         1%
     Gross Profit                  $   9,134      $   9,498        -4%

     Gross Profit Margin                  35%            37%

 Revenue in the credit union system and services segment grew in the support and service component directly relating to maintenance for in-house and outsourced customers, and ATM and debit card processing activity, which continues to expand in our credit union segment. This increase in support and services offset a decrease in license revenue. License revenue was impacted by a decrease in the number of new core installations during the quarter and due to the average size of those delivered was significantly smaller compared to a year ago. Hardware revenue increased slightly due to sales mix and the amount of hardware shipped during the quarter. Credit union gross profit decreased from the prior year and the gross profit margin decreased from 37% in last year's quarter to 35% in the current quarter. This decrease in gross profit is attributable to the decrease in license revenue which has substantially higher margins than the other revenue components.


 FINANCIAL CONDITION

 Liquidity

 The Company's cash and cash equivalents decreased to $49,842 at September 30, 2006, from $74,139 million at June 30, 2006 and decreased from $55,558 at September 30, 2005. The decrease in the cash balance from June 30, 2006 is primarily due to the repayment of short term obligations and the purchase of treasury shares.

 Cash provided by operations decreased to $61,465 for the three months ended September 30, 2006 as compared to $107,907 for the same period last year. The $46,442 decrease in cash generated from operations was impacted by a $1,990 increase in net income, an increase in depreciation and amortization of $1,265, while the net combined increase of deferred income taxes, loss on disposal of property and equipment, stock-based compensation, and other expenses totaled an additional $442. Primarily contributing to the decrease in operating cash flows is the change in operating assets and liabilities which includes a ($59,487) change in receivables. Collections of receivables contributed less cash to operations in the current quarter than last year's quarter due to the timing of certain annual software maintenance billings, which occurred earlier within the last fiscal quarter than in the prior year. Other changes in operating assets and liabilities which partially offset the change in receivables included changes to prepaid expenses, accounts payable and accrued expenses amounting to $2,506, changes in accrued income taxes equaled $3,041 and the change in deferred revenues $3,801.

 Cash used in investing activities for the current quarter totaled $14,353. The largest use of cash was for capital expenditures in the amount of $8,117 for equipment and facilities, while cash used for software development used $4,768.

 Financing activities used cash of $71,409 during the current quarter. Cash was used to repay a revolving bank credit facility of $50,000; $19,833 was used to purchase treasury stock, and $5,010 was used to fund dividends paid to stockholders. Cash used was offset by $3,471 from the proceeds for the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock to the employee stock purchase plan.

 Capital Requirements and Resources

 The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $8,117 and $8,047 for the three-month periods ended September 30, 2006 and 2005, respectively, were made primarily for additional equipment. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2007.

 The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at September 30, 2006). The credit line expires March 22, 2007 and is secured by $1,000 of investments. At September 30, 2006, no amount was outstanding.

 The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at September 30, 2006). The credit line matures on April 30, 2008. At September 30, 2006, no amount was outstanding.

 An unsecured revolving bank credit facility allows borrowing of up to $150,000, which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. On August 23, 2006, the balance of $50,000 was paid in full. At September 30, 2006, no amount was outstanding on the revolving bank credit facility.

 During fiscal year 2006, a capital lease obligation of $737 was incurred when the Company entered into a lease for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 is included in current maturities. At September 30, 2006, $611 was outstanding, of which $222 is included in current maturities.

 The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766,062 shares remaining in treasury stock and the Company had the remaining authority to repurchase up to 2,224,554 shares. On August 25, 2006, the Company's Board of Directors approved an additional 5.0 million share increase to the stock repurchase authorization. During the first quarter of fiscal 2007, the Company repurchased 988,949 treasury shares for $19,833. The total cost of treasury shares at September 30, 2006 is $71,604. At September 30, 2006, there were 3,755,011 shares in treasury stock and the Company had the authority to repurchase up to 6,235,605 additional shares.

 Subsequent to September 30, 2006, the Company's Board of Directors declared a cash dividend of $.055 per share on its common stock payable on December 5, 2006, to stockholders of record on November 16, 2006. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

 Critical Accounting Policies

 The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2006.

 Forward Looking Statements

 The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.


 CONCLUSION

 The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin growth, strong cash flow from operations and no debt as of and for the three months ended September 30, 2006. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.


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


 ITEM 4.   CONTROLS AND PROCEDURES

 An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of evaluation.


 PART II.  OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


 (c) Issuer Purchases of Equity Securities

 The following shares of the Company were repurchased during the quarter ended September, 30, 2006:

                                                                Maximum Number
                        Total                Total Number of    of Shares that
                        Number   Average   Shares Purchased as    May Yet Be
                      of Shares   Price      Part of Publicly   Purchased Under
 Period               Purchased  of Share     Announced Plans    the Plans (1)
 -------------------- ---------  --------  -------------------  ---------------
 July 1-July 31, 2006         -         -              -           2,224,554
 August 1-31, 2006      167,628  $  18.64        167,628           7,056,926
 September 1-30, 2006   821,321  $  20.34        821,321           6,235,605
                      ---------  --------  -------------------  ---------------
 Total                  988,949  $  20.05        988,949           6,235,605
                      =========  ========  ===================  ===============

 (1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 6.0 million shares, which was increased by 2.0 million shares on April 29, 2005. On August 25, 2006, the Company's Board of Directors approved an additional
 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 31, 2006 for the purpose of electing a board of directors and to approve the Company's 2006 Employee Stock Purchase Plan. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

                                                 For       Withheld
                                             ----------    ---------
     John W. Henry                           83,571,309    3,160,866
     Jerry D. Hall                           82,942,380    3,789,795
     Michael E. Henry                        83,567,109    3,165,066
     James J. Ellis                          82,460,594    4,271,581
     Joseph J. Maliekel                      83,453,459    3,278,716
     Craig R. Curry                          83,650,434    3,081,741
     Wesley A. Brown                         84,125,539    2,606,636

 A management proposal was also submitted to the stockholders for approval at the Annual Meeting. The Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan will allow the Company to make available for purchase by employees up to 1 million shares of the Common Stock of the Company. The plan was approved by the following votes:

                                           For         Against     Withheld
                                        ----------    ---------    --------
  Approve the 2006 Employee
  Stock Purchase Plan                   72,024,930      747,175     161,845


 ITEM 6.   EXHIBITS


 31.1   Certification of the Chief Executive Officer dated November 8, 2006.

 31.2   Certification of the Chief Financial Officer dated November 8, 2006.

 32.1   Written Statement of the Chief Executive Officer dated November 8,
        2006.

 32.2   Written Statement of the Chief Financial Officer dated November 8,
        2006.


                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JACK HENRY & ASSOCIATES, INC.

   Date: November 8, 2006             /s/ John F. Prim
                                      ---------------------
                                      John F. Prim
                                      Chief Executive Officer


   Date: November 8, 2006             /s/ Kevin D. Williams
                                      ---------------------
                                      Kevin D. Williams
                                      Chief Financial Officer and Treasurer