Form 10-Q
period 2006-12-31
HENRY JACK & ASSOCIATES INC
filed 2007-02-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________
Commission file number 0-14112

JACK HENRY & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)
Delaware	43-1128385
State or Other Jurisdiction of Incorporation	I.R.S Employer Identification No.

663 Highway 60, P.O. Box 807, Monett, MO 65708
Address of Principle Executive Offices
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

As of January 31, 2007, Registrant has 89,837,764 shares of common stock outstanding ($0.01 par value)

JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference
ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2006 and June 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended December 31, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2006 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6	Exhibits	18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	December 31, 2006	June 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,625	$74,139
Investments, at amortized cost	1,130	2,181
Receivables	113,258	180,295
Prepaid expenses and other	22,850	24,402
Prepaid cost of product	19,507	22,228
Deferred income taxes	3,375	3,165

Total current assets	187,745	306,410

PROPERTY AND EQUIPMENT, net	249,316	251,632

OTHER ASSETS:
Prepaid cost of product	15,560	15,191
Computer software, net of amortization	53,780	43,840
Other non-current assets	9,689	9,285
Customer relationships, net of amortization	64,568	63,162
Trade names	4,009	4,009
Goodwill	245,656	212,538

Total other assets	393,262	348,025

Total assets	$830,323	$906,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,161	$14,525
Accrued expenses	22,429	29,012
Accrued income taxes	10,250	3,312
Note payable and current maturities of capital leases	25,278	50,241
Deferred revenues	111,399	166,402

Total current liabilities	177,517	263,492

LONG TERM LIABILITIES:
Deferred revenues	18,361	19,317
Deferred income taxes	54,970	47,430
Other long-term liabilities, net of current maturities	601	616

Total long term liabilities	73,932	67,363

Total liabilities	251,449	330,855

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 12/31/06 were 94,733,780
Shares issued at 06/30/06 were 93,955,663	947	939
Additional paid-in capital	236,665	224,195
Retained earnings	441,063	401,849
Less treasury stock at cost 5,025,741 shares
at 12/31/06, 2,766,062 shares at 06/30/06	(99,801)	(51,771)

Total stockholders' equity	578,874	575,212

Total liabilities and stockholders' equity	$830,323	$906,067

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2006	2005	2006	2005

REVENUE
License	$21,173	$20,836	$36,712	$37,744
Support and service	124,235	106,524	239,812	205,925
Hardware	21,836	20,057	41,335	40,731

Total	167,244	147,417	317,859	284,400

COST OF SALES
Cost of license	778	1,061	1,334	1,912
Cost of support and service	77,501	66,356	150,551	130,593
Cost of hardware	15,977	14,517	29,679	29,857

Total	94,256	81,934	181,564	162,362

GROSS PROFIT	72,988	65,483	136,295	122,038

OPERATING EXPENSES
Selling and marketing	12,973	12,300	24,939	23,740
Research and development	8,989	8,003	17,505	14,752
General and administrative	11,407	11,130	21,313	18,935

Total	33,369	31,433	63,757	57,427

OPERATING INCOME	39,619	34,050	72,538	64,611

INTEREST INCOME (EXPENSE)
Interest income	406	425	1,962	868
Interest expense	(299)	(132)	(515)	(307)

Total	107	293	1,447	561

INCOME BEFORE INCOME TAXES	39,726	34,343	73,985	65,172

PROVISION FOR INCOME TAXES	11,938	12,707	24,785	24,114

NET INCOME	$27,788	$21,636	$49,200	$41,058

Diluted net income per share	$0.30	$0.23	$0.53	$0.44

Diluted weighted average shares outstanding	92,246	93,637	92,569	93,818

Basic net income per share	$0.31	$0.24	$0.54	$0.45

Basic weighted average shares outstanding	90,211	91,352	90,634	91,457

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$49,200	$41,058

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	17,890	16,176
Amortization	5,968	5,134
Deferred income taxes	5,135	3,124
Loss on disposal of property and equipment	102	113
Stock- based compensation	413	257
Other, net	(57)	-

Changes in operating assets and liabilities, net of acquisitions:
Receivables	67,131	107,342
Prepaid expenses, prepaid cost of product, and other	3,768	(1,484)
Accounts payable	(6,370)	(8,488)
Accrued expenses	(6,910)	(5,037)
Income taxes	8,028	1,056
Deferred revenues	(58,220)	(52,023)

Net cash from operating activities	86,078	107,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(35,980)	(19,177)
Capital expenditures	(15,496)	(18,971)
Computer software developed	(10,094)	(8,109)
Proceeds from investments	3,660	2,000
Purchase of investments	(2,552)	(1,982)
Other, net	-	212

Net cash from investing activities	(60,462)	(46,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable, net	(25,089)	(20,000)
Purchase of treasury stock	(48,030)	(12,576)
Dividends paid	(9,986)	(8,225)
Excess tax benefits from stock-based compensation	1,655	-
Proceeds from issuance of common stock
Upon exercise of stock options	8,995	5,888
Proceeds from sale of common stock, net	325	353

Net cash from financing activities	(72,130)	(34,560)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(46,514)	$26,641

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$74,139	$11,608

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,625	$38,249

Net cash paid for income taxes was $9,933 and $19,915 for the six months ended December 31, 2006 and 2005, respectively. The Company paid interest of $842 and $454 for the six months ended December 31, 2006 and 2005, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended December 31, 2006 and 2005, there was $265 and $108, respectively, in compensation expense from equity-based awards. Net income for the first six months of fiscal 2007 and 2006 includes $413 and $257 of stock-based compensation costs, respectively.

Changes in stock options outstanding and exercisable are as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2006	7,700	$15.34
Granted	30	21.79
Forfeited	(54)	13.86
Exercised	(762)	11.81

Outstanding December 31, 2006	6,914	$15.77	$42,650

Exercisable December 31, 2006	6,807	$15.71	$42,392

For the six months ended December 31, 2006 and 2005, the weighted average fair value of options granted was $10.43 and $10.13, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the second quarter.

The assumptions used in this model to estimate fair value and resulting values are as follows:

	Six Months Ended
	December 31,
	2006	2005

Weighted Average Assumptions:
Expected life (years)	7.41	7.65
Volatility	37%	42%
Risk free interest rate	4.7%	4.4%
Dividend yield	0.96%	0.89%

As of December 31, 2006, there was $490 of total unrecognized compensation cost related to unamortized compensation expense related to outstanding options that is expected to be recognized over a weighted-average period of 0.86 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of December 30, 2006, no restricted stock has been issued.

COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended December 31, 2006 and 2005 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 increase to the stock repurchase authorization. During the six months ended December 31, 2006, the Company repurchased 2,260 treasury shares for $48,030. The total cost of treasury shares at December 31, 2006 is $99,801. At December 31, 2006, there were 5,026 shares in treasury stock and the Company had the authority to repurchase up to 4,965 additional shares.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2006. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended June 30, 2006.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations for the three and six-month periods ended December 31, 2006 and 2005 and its cash flows for the six-month periods ended December 31, 2006 and 2005.

The results of operations for the three and six-month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2006.

ACQUISITIONS

On November 1, 2006, the Company acquired all of the capital stock of Margin Maximizer Group, Inc., which does business as US Banking Alliance ("USBA"). USBA is a leading provider of loan and deposit pricing software and related consulting services to banks and credit unions.  The purchase price for USBA, $34,000 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($2,038) to working capital, $69 to property and equipment, $2,515 to capitalized software, $4,705 to customer relationships, and $28,749 to goodwill. The acquired goodwill has been allocated to the bank segment. The Company and the former shareholders of Margin Maximizer Group, Inc. jointly made a Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. Pro forma results of this acquisition were not material; therefore, they are not presented.

DEBT

The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at December 31, 2006).  The credit line expires March 22, 2007 and is secured by $1,000 of investments. At December 31, 2006, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at December 31, 2006). The credit line matures on April 30, 2008. At December 31, no amount was outstanding.

An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. At December 31, 2006, the revolving bank credit facility balance was $25,000.

During fiscal year 2006 and the first six months of fiscal 2007, the company has entered into various capital lease obligations totaling $848 for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 was included in current maturities. At December 31, 2006, $672 was outstanding, of which $278 is included in current maturities.

COMMITMENTS AND CONTINGENCIES

On August 31, 2006, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses will be paid following the end of the current fiscal year if earnings per share growth targets are achieved by the Company. No bonus is payable under the plan unless earnings per share growth of at least 14% is achieved. Beginning with 14% earnings per share growth, bonuses payable under the plan tier upward from 7.5% of base salary up to a maximum of 45%, payable if earnings per share growth of 20% or more is achieved.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. As there were no material accounting changes or errors for the six months ended December 31, 2006, the adoption did not have a material impact on the Company's results of operations or financial condition.

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

NOTE 4. SHARES USED IN COMPUTING NET INCOME PER SHARE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Weighted average number of common shares
outstanding - basic	90,211	91,352	90,634	91,457

Common stock equivalents	2,035	2,285	1,935	2,361

Weighted average number of common and
common equivalent shares outstanding - diluted	92,246	93,637	92,569	93,818

Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2006 and 2005. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 826 and 1,710 shares and 1,316 and 1,714 shares for the three and six-month periods ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 16,965	$ 4,208	$ 21,173	$ 14,604	$ 6,232	$ 20,836
Support and service	105,065	19,170	124,235	88,558	17,966	106,524
Hardware	17,846	3,990	21,836	14,673	5,384	20,057

Total	139,876	27,368	167,244	117,835	29,582	147,417

COST OF SALES
Cost of license	778	-	778	568	493	1,061
Cost of support and service	63,839	13,662	77,501	53,906	12,450	66,356
Cost of hardware	12,959	3,018	15,977	10,205	4,312	14,517

Total	77,576	16,680	94,256	64,679	17,255	81,934

GROSS PROFIT	$ 62,300	$ 10,688	$ 72,988	$ 53,156	$12,327	$ 65,483

	Six Months Ended			Six Months Ended
	December 31, 2006			December 31, 2005
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 29,563	$ 7,149	$ 36,712	$ 26,920	$10,824	$ 37,744
Support and service	202,079	37,733	239,812	171,285	34,640	205,925
Hardware	32,944	8,391	41,335	31,050	9,681	40,731

Total	264,586	53,273	317,859	229,255	55,145	284,400

COST OF SALES
Cost of license	1,321	13	1,334	880	1,032	1,912
Cost of support and service	123,388	27,163	150,551	105,839	24,754	130,593
Cost of hardware	23,404	6,275	29,679	22,322	7,535	29,857

Total	148,113	33,451	181,564	129,041	33,321	162,362

GROSS PROFIT	$116,473	$ 19,822	$136,295	$100,214	$21,824	$122,038

	December 31,	June 30,
	2006	2006

Property and equipment, net
Bank systems and services	$215,941	$217,438
Credit Union systems and services	33,375	34,194

Total	$249,316	$251,632

Identified intangible assets, net
Bank systems and services	$316,318	$271,259
Credit Union systems and services	51,695	52,290

Total	$368,013	$323,549

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

A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2006 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2006, to the prior year three and six-month periods ended December 31, 2005.

REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

License	$ 21,173	$ 20,836	2%	$ 36,712	$ 37,744	-3%
Percentage of total revenue	13%	14%		12%	13%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The increase in license revenue for the quarter can be attributed to strong sales of SilverLake System®, our flagship core processing system aimed at larger banks. These increases have been offset by a decrease in license revenue in the credit union segment due, in part, to increased demand for and availability of item and data processing delivered through our outsourcing services within that segment; however, this decrease is also attributable to a slight decrease in the number of new license agreements and an overall decrease in the average agreement size in comparison to the prior fiscal year. Outsourcing services do not require software license agreements and therefore the initial revenue recognized is lower for these agreements compared to an in-house license agreement.

Support and Service Revenue
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Support and service	$124,235	$106,524	17%	$239,812	$205,925	16%
Percentage of total revenue	74%	72%		75%	73%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Increase	$ Change	% Increase

In-house support & other services	$ 2,040	+4%	$ 8,433	+8%
EFT support	7,617	+44%	14,618	+45%
Outsourcing services	5,316	+21%	6,972	+14%
Implementation services	2,738	+23%	3,864	+16%
Total Increase	$ 17,711		$ 33,887

Support and service fees are generated from implementation services (including conversion, installation, implementation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing (EFT Support) services.

There was strong growth in all support and service revenue components for the second quarter and the first half of fiscal 2006, particularly due to the on-going demand for EFT support (ATM/debit card, bill pay, remote capture and Check 21 transaction processing services). EFT support experienced the strongest quarter over quarter revenue growth due to increased customer activity and expansion of our customer base. Outsourcing services also continue to grow as we add new customers and increase volume. Implementation services revenue increased due to new license implementations, as well as merger conversions for our existing customers.

Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Hardware	$ 21,836	$ 20,057	9%	$ 41,335	$ 40,731	1%
Percentage of total revenue	13%	14%		13%	14%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased mainly due to an increase in the number of hardware systems and components delivered for the current quarter and the first half of the current year as compared to the same periods last year. Despite the increase in revenue, hardware revenue decreased as a percentage of total revenue for both the quarter and year-to-date compared to the same periods a year ago. We expect this decrease as a percentage of total revenue to continue as the entire industry is experiencing the impact of rising equipment processing power and decreasing equipment prices. This is also impacted by increased demand for outsourcing services, as significant sales of hardware normally accompany only in-house sales.

BACKLOG

Our backlog increased 5% at December 31, 2006 to $225,300 ($66,200 in-house and $159,100 outsourcing) from $213,800 ($63,800 in-house and $150,000 outsourcing) at December 31, 2005. The current quarter backlog increased 1% from September 30, 2006, where backlog was $222,400 ($69,700 in-house and $152,700 outsourcing).

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

Cost of Sales and Gross Profit	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Cost of License	$ 778	$ 1,061	-27%	$ 1,334	$ 1,912	-30%
Percentage of total revenue	<1%	1%		<1%	1%

License Gross Profit	$ 20,395	$ 19,775	3%	$ 35,378	$ 35,832	-1%
Gross Profit Margin	96%	95%		96%	95%

Cost of support and service	$ 77,501	$ 66,356	17%	$150,551	$130,593	15%
Percentage of total revenue	46%	45%		47%	46%

Support and Service Gross Profit	$ 46,734	$ 40,168	16%	$ 89,261	$ 75,332	18%
Gross Profit Margin	38%	38%		37%	37%

Cost of hardware	$ 15,977	$ 14,517	10%	$ 29,679	$ 29,857	-1%
Percentage of total revenue	10%	10%		9%	10%

Hardware Gross Profit	$ 5,859	$ 5,540	6%	$ 11,656	$ 10,874	7%
Gross Profit Margin	27%	28%		28%	27%

TOTAL COST OF SALES	$ 94,256	$ 81,934	15%	$181,564	$162,362	12%
Percentage of total revenue	56%	56%		57%	57%

TOTAL GROSS PROFIT	$ 72,988	$ 65,483	11%	$136,295	$122,038	12%
Gross Profit Margin	44%	44%		43%	43%

Cost of license decreased for the current quarter and the first half of fiscal 2006 due to a decrease in the delivery of third party software, compared to last year. Cost of support and service increased for the quarter and year to date in fiscal 2006 due to additional employee headcount and depreciation expense for new facilities and equipment as compared to last year and was commensurate with the increase in support and service revenue. Cost of hardware increased due to an increase in hardware sales during the second quarter of the current year. Year-to-date, the cost of hardware was down slightly from a year ago due to fluctuations in the mix of products sold. Hardware incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

Gross margin on license revenue increased to 96% for the current quarter and the first half of the fiscal year compared to 95% for both the same periods last year due to a decrease in third party software sales, where the gross margins on third party software is significantly lower than on our owned products. For the first half of fiscal 2007, gross profit decreased while gross margin increased, which is attributable to a decrease in license revenue. The gross profit increase for the second quarter and year to date in support and service is due to consistent revenue growth. Gross margin for support and service was 38% for the current quarter and 37% for the six-month period, due to a continuing shift in sales mix toward services with slightly higher margins, such as our ATM and debit card processing services. Hardware gross margin decreased from 28% in the second quarter last year to 27% in the second quarter of the current year, but increased to 28% for the first half of fiscal 2007 compared to 27% for the first six months of last year, primarily due to sales mix and vendor rebates on hardware delivered.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Selling and marketing	$ 12,973	$ 12,300	5%	$ 24,939	$ 23,740	5%
Percentage of total revenue	8%	8%		8%	8%

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

For the three and six months ended December 31, 2006, selling and marketing expenses increased due to additional headcount plus the related employee costs. Selling and marketing expense remained even as a percentage of revenue for the quarter and year-to-date compared to the last year at 8%.

Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Research and development	$ 8,989	$ 8,003	12%	$ 17,505	$ 14,752	19%
Percentage of total revenue	5%	5%		6%	5%

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

Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products. Research and development expenses increased for the second quarter and the first half of 2006 by 12% and 19% respectively; however they remained at 5% of total revenue for both quarters.

General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

General and administrative	$ 11,407	$ 11,130	2%	$ 21,313	$ 18,935	13%
Percentage of total revenue	7%	8%		7%	7%

General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses increased for the second quarter, primarily due to growth in employee related costs compared to the same periods last year. For the first half of fiscal 2007, general and administrative expenses increased 13% compared to the same period a year ago due partially to increased headcount. In addition, during the second half of fiscal 2006, the Company converted to a new accounting software system which has resulted in higher depreciation and maintenance expenses compared to the same period a year ago. Also, during the first half of fiscal 2006, the new accounting system was being actively developed and a percentage of salaries were being capitalized. General and administrative expenses have remained fairly level as a percentage of revenue (7%) for the quarter and year-to-date compared to the same periods a year ago.

INTEREST INCOME (EXPENSE) - Net interest income for the three months ended December 31, 2006 reflects a decrease of $186 when compared to the same period last year. Interest income decreased $19, while interest expense increased $167. Net interest income for the current six month period reflects an increase of $886, with interest income increasing $1,094 and interest expense increasing $208. For both periods, the changes in interest income are due to fluctuating cash and cash equivalent balances while the additional interest expense is primarily due to borrowings on the revolving bank credit facility.

PROVISION FOR INCOME TAXES - The provision for income taxes was $11,938 and $24,785 for the three and six-month periods ended December 31, 2006 compared with $12,707 and $24,114 for the same periods last year.  For the current fiscal year, the rate of income taxes is currently estimated at 33.5% of income before income taxes compared to 37.0% as reported for the same periods in fiscal 2006. The decrease in the effective tax rate is primarily attributable to the renewal of the Research and Experimentation Credit retroactive to January 1, 2006. Passage of this legislation had a significant tax benefit (approximately $3,000) in the second quarter of fiscal 2007 since research credits generated from January 1, 2006 through December 31, 2006 were recognized.

NET INCOME - Net income increased 28% for the three months ended December 31, 2006. Net income for the second quarter of fiscal 2007 was $27,788 or $0.30 per diluted share compared to $21,636 or $0.23 per diluted share in the same period last year. Net income also increased for the six-month period ended December 31, 2006 to $49,200 or $0.53 per diluted share compared to $41,058 or $0.44 per diluted share for the same six month period last year.

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

Bank Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Revenue	$139,876	$117,835	+19%	$264,586	$229,255	+15%
Gross Profit	$ 62,300	$ 53,156	+17%	$116,473	$100,214	+16%

Gross Profit Margin	45%	45%		44%	44%

The bank systems and services segment experienced strong growth in all revenue components including license revenue, hardware revenue and support and service revenue related to maintenance for in-house and outsourced customers, implementation services, and EFT support. EFT support has increased 47% or $6,773 for the current quarter and 40% or $11,257 year-to-date compared to last year. ATM and debit card transaction processing revenue continues to contribute strong growth; however, some of our newer product offerings, such as Remote Capture and Check 21 transaction processing, have experienced the largest percentage growth, period-over-period, for both the current quarter and year-to-date. Bank segment gross profit increased from the last year commensurate with the increase in revenues and the gross profit margin remained even for both the quarter and year-to-date compared with the same periods last year.

Credit Union Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change
	2006	2005		2006	2005

Revenue	$ 27,368	$ 29,582	-7%	$ 53,273	$ 55,145	-3%
Gross Profit	$ 10,688	$ 12,327	-13%	$ 19,822	$ 21,824	-9%

Gross Profit Margin	39%	42%		37%	40%

Revenue in the credit union system and services segment grew in the support and service component directly relating to maintenance for in-house and outsourced customers, along with ATM and debit card processing activity. The fastest growing revenue components for the credit union segment were EFT support and Outsourcing at 22% and 28%, respectively for the current quarter and 26% and 28% year-to-date, compared to the same periods in fiscal 2006. This growth in support and service was more than offset by decreases in license and hardware revenue. These decreases are partially due to the increasing demand within the credit union segment for item and data processing delivered through our outsourcing offering instead of in-house; however, there has been a decline in both the number of new license agreements and in the average size of those agreements in comparison to the prior year. Outsourcing does not require software license agreements or significant capital outlay for hardware; therefore, the initial revenue recognized on such agreements is less than that initially recognized on in-house license agreements. For both the quarter and year-to-date, credit union gross profit decreased from the prior year and the gross profit margin decreased from 42% to 39% and from 40% to 37%, respectively, mostly due to the decrease in license revenue, which carries higher margins.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $27,625 at December 31, 2006, from $74,139 million at June 30, 2006 and from $38,249 at December 31, 2005. The decrease in the cash balance from June 30, 2006 is primarily due to the acquisition of USBA and the purchase of treasury shares.

Cash provided by operations totaled $86,078 in the current year compared to $107,228 last year. Cash provided by operations consisted of $49,200 net income, depreciation and amortization expense of $23,858, plus a combined increase of $5,593 in deferred income taxes, the loss on disposal of property and equipment and stock-based compensation expense. The balance consists of the change in receivables of $67,131 plus the change of $11,796 in prepaid expenses and income taxes, less the change of $71,500 for accounts payable, accrued expenses and deferred revenues. For fiscal year 2006, cash flow from operations consisted of $41,058 in net income, depreciation and amortization expense of $21,310, plus a combined increase of $3,494 in deferred income taxes, the loss on disposal of property and equipment and stock-based compensation expense. The balance consisted of the change in receivables of $107,342 plus the change of $1,056 in income taxes, less the change of $67,032 for prepaid and accrued expenses, accounts payable, and deferred revenues.

Net cash used in investing activities for the current year was $60,462 and included payment for acquisition activity of $35,980, capital expenditures of $15,496, and capitalized software development of $10,094. Cash used for investing activities in the first half of fiscal 2007 was offset by $1,108 net proceeds from investments. In the first half of fiscal 2006, net cash used in investing activities of $46,027 consisted mainly of $19,177 payment for acquisitions, $18,971 in capital expenditures and $8,109 for capitalized software development. Cash used for investing activities in the first half of fiscal 2006 was offset by $230 net proceeds from investments.

Net cash used in financing activities for the current year of $72,130 included a net repayment of the revolving bank credit facility of $25,089, payment of dividends of $9,986 and the purchase of treasury stock of $48,030. Cash used was offset by proceeds of $10,975 from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation. For the first half of fiscal 2006, cash used in financing activities was $34,560 and consisted of $8,225 for dividends paid, a net repayment of the revolving bank credit facility of $20,000, and $12,576 for the purchase of treasury stock. Cash used in the first half of fiscal 2006 was offset by $6,241 proceeds from the proceeds from the exercise of stock options and sale of common stock.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $15,496 and $18,971 for the six-month periods ended December 31, 2006 and 2005, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2007.

The Company renewed a bank credit line on March 22, 2006 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at December 31, 2006).  The credit line expires March 22, 2007 and is secured by $1,000 of investments. At December 31, 2006, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at December 31, 2006). The credit line matures on April 30, 2008. At December 31, no amount was outstanding.

An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. At December 31, 2006, the revolving bank credit facility balance was $25,000.

During fiscal year 2006 and the first six months of fiscal 2007, the company has entered into various capital lease obligations totaling $848 for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 was included in current maturities. At December 31, 2006, $672 was outstanding, of which $278 is included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 increase to the stock repurchase authorization. During the six months ended December 31, 2006, the Company repurchased 2,260 treasury shares for $48,030. The total cost of treasury shares at December 31, 2006 is $99,801. At December 31, 2006, there were 5,026 shares in treasury stock and the Company had the authority to repurchase up to 4,965 shares.

Subsequent to December 31, 2006, the Company's Board of Directors declared a cash dividend of $.065 per share on its common stock payable on March 8, 2007, to stockholders of record on February 20, 2007. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

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

CONCLUSION

The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross margin, and strong cash flow for the three and six months ended December 31, 2006. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended December, 31, 2006:

	Total	Average	Total Number of	Maximum Number of
	Number	Price	Shares Purchased as	Shares that May Yet
	of Shares	of	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans (1)

October 1-31, 2006	-	$ -	-	6,235,605
November 1-30, 2006	1,191,988	$ 22.24	1,191,988	5,043,617
December 1-31, 2006	78,742	$ 21.38	78,742	4,964,875

Total	1,270,730	$ 22.19	1,270,730	4,964,875

1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, which was increased by 2.0 million shares on April 29, 2005. On August 25, 2006, the Company's Board of Directors approved a 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer dated February 8, 2007.

31.2	Certification of the Chief Financial Officer dated February 8, 2007.

32.1	Written Statement of the Chief Executive Officer dated February 8, 2007.

32.2	Written Statement of the Chief Financial Officer dated February 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
JACK HENRY & ASSOCIATES, INC.

Date: February 8, 2007	/s/ John F. Prim
John F. Prim
Chief Executive Officer

Date: February 8, 2007	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer