Form 10-Q
period 2007-03-31
HENRY JACK & ASSOCIATES INC
filed 2007-05-10
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of May 1, 2007, Registrant has 89,666,463 shares of common stock outstanding ($0.01 par value)

JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2007 and June 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and
	Nine Months Ended March 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6	Exhibits	18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2007	June 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,730	$74,139
Investments, at amortized cost	1,064	2,181
Receivables	114,499	180,295
Prepaid expenses and other	22,719	24,402
Prepaid cost of product	20,621	22,228
Deferred income taxes	3,120	3,165

Total current assets	189,753	306,410

PROPERTY AND EQUIPMENT, net	246,201	251,632

OTHER ASSETS:
Prepaid cost of product	16,057	15,191
Computer software, net of amortization	56,522	43,840
Other non-current assets	10,056	9,285
Customer relationships, net of amortization	62,983	63,162
Trade names	4,009	4,009
Goodwill	249,070	212,538

Total other assets	398,697	348,025

Total assets	$834,651	$906,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,480	$14,525
Accrued expenses	27,097	29,012
Accrued income taxes	63	3,312
Note payable and current maturities of capital leases	50,492	50,241
Deferred revenues	79,743	166,402

Total current liabilities	161,875	263,492

LONG TERM LIABILITIES:
Deferred revenues	18,637	19,317
Deferred income taxes	61,715	47,430
Other long-term liabilities, net of current maturities	391	616

Total long term liabilities	80,743	67,363

Total liabilities	242,618	330,855

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 3/31/07 were 95,686,645
Shares issued at 06/30/06 were 93,955,663	957	939
Additional paid-in capital	252,642	224,195
Retained earnings	461,574	401,849
Less treasury stock at cost
6,029,141 shares at 3/31/07, 2,766,062 shares at 06/30/06	(123,140)	(51,771)

Total stockholders' equity	592,033	575,212

Total liabilities and stockholders' equity	$834,651	$906,067

See notes to condensed consolidated financial statements

	JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In Thousands, Except Per Share Data)
	(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

REVENUE
License	$15,345	$20,566	$52,057	$58,310
Support and service	130,282	106,083	370,094	312,008
Hardware	23,276	18,846	64,611	59,577

Total	168,903	145,495	486,762	429,895

COST OF SALES
Cost of license	863	222	2,197	2,134
Cost of support and service	78,932	67,962	229,483	198,555
Cost of hardware	17,424	13,629	47,103	43,486

Total	97,219	81,813	278,783	244,175

GROSS PROFIT	71,684	63,682	207,979	185,720

OPERATING EXPENSES
Selling and marketing	12,527	12,292	37,466	36,032
Research and development	9,004	8,435	26,509	23,187
General and administrative	9,378	8,239	30,691	27,174

Total	30,909	28,966	94,666	86,393

OPERATING INCOME	40,775	34,716	113,313	99,327

INTEREST INCOME (EXPENSE)
Interest income	658	731	2,620	1,599
Interest expense	(439)	(590)	(954)	(897)

Total	219	141	1,666	702

INCOME BEFORE INCOME TAXES	40,994	34,857	114,979	100,029

PROVISION FOR INCOME TAXES	14,614	11,397	39,399	35,511

NET INCOME	$26,380	$23,460	$75,580	$64,518

Diluted net income per share	$0.29	$0.25	$0.82	$0.69

Diluted weighted average shares outstanding	91,753	94,390	92,297	94,008

Basic net income per share	$0.29	$0.26	$0.84	$0.70

Basic weighted average shares outstanding	89,893	91,952	90,387	91,622

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$75,580	$64,518

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	27,096	24,689
Amortization	10,271	7,843
Deferred income taxes	12,169	5,777
Expense for stock-based compensation	897	364
Loss on disposal of property and equipment	108	108
Other, net	(4)	-

Changes in operating assets and liabilities, net of acquisitions:
Receivables	65,890	110,872
Prepaid expenses, prepaid cost of product, and other	1,821	(716)
Accounts payable	(10,051)	(9,906)
Accrued expenses	(2,281)	(4,105)
Income taxes	(472)	(2,905)
Deferred revenues	(89,599)	(83,155)

Net cash from operating activities	91,425	113,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(39,389)	(20,744)
Capital expenditures	(21,139)	(32,228)
Computer software developed	(15,554)	(11,908)
Proceeds from investments	3,735	3,327
Purchase of investments	(2,614)	(2,746)
Proceeds from sale of property and equipment	-	29
Other, net	101	223

Net cash from investing activities	(74,860)	(64,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable, net	(540)	(20,000)
Purchase of treasury stock	(71,369)	(12,576)
Dividends paid	(15,855)	(13,285)
Excess tax benefits from stock-based compensation	3,355	6,471
Proceeds from issuance of common stock upon exercise of
stock options	20,999	16,711
Proceeds from sale of common stock, net	436	539

Net cash from financing activities	(62,974)	(22,140)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(46,409)	$27,197

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$74,139	$11,608

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,730	$38,805

Net cash paid for income taxes was $24,349 and $25,600 for the nine months ended March 31, 2007 and 2006, respectively. The Company paid interest of $1,056 and $908 for the nine months ended March 31, 2007 and 2006, respectively.

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment ("hardware") and by providing the conversion and software implementation services for financial institutions to utilize JHA software systems. JHA provides continuing support and services to customers using in-house or outsourced systems.

CONSOLIDATION

The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant intercompany accounts and transactions have been eliminated.

STOCK-BASED COMPENSATION

For the three months ended March 31, 2007 and 2006, there was $484 and $107, respectively, in compensation expense from equity-based awards. For the first nine months of fiscal 2007 and 2006 compensation expense from equity-based awards was $897 and $364, respectively.

Changes in stock options outstanding and exercisable are as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2006	7,700	$15.34
Granted	30	21.79
Forfeited or expired	(126)	21.25
Exercised	(1,710)	12.78

Outstanding March 31, 2007	5,894	$15.98	$49,109

Exercisable March 31, 2007	5,802	$15.93	$48,668

For the nine-months ended March 31, 2007 and 2006, the weighted average fair value of options granted was $10.43 and $10.13, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the Company's second fiscal quarter. All options grants in fiscal 2007 and 2006 were made to independent directors of the Company.

The assumptions used in this model to estimate fair value and resulting values are as follows:

	Nine Months Ended
	March 31,
	2007	2006

Weighted Average Assumptions:
Expected life (years)	7.41	7.65
Volatility	37%	42%
Risk free interest rate	4.7%	4.4%
Dividend yield	0.96%	0.89%

As of March 31, 2007, there was $330 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.74 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of March 31, 2007, no restricted stock has been issued.

COMPREHENSIVE INCOME

Comprehensive income for the three and nine-month periods ended March 31, 2007 and 2006 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 increase to the stock repurchase authorization. During the nine months ended March 31, 2007, the Company repurchased 3,263 treasury shares for $71,369. The total cost of treasury shares at March 31, 2007 is $123,140. At March 31, 2007, there were 6,029 shares in treasury stock and the Company had the authority to repurchase up to 3,961 additional shares.

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

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations for the three and nine-month periods ended March 31, 2007 and 2006 and its cash flows for the nine-month periods ended March 31, 2007 and 2006.

The results of operations for the three and nine-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2. ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2007.

ACQUISITIONS

On November 1, 2006, the Company acquired all of the capital stock of Margin Maximizer Group, Inc., which does business as US Banking Alliance ("USBA"). USBA is a leading provider of loan and deposit pricing software and related consulting services to banks and credit unions.  The purchase price for USBA, $34,006 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($2,271) to working capital, $69 to property and equipment, $2,515 to capitalized software, $4,705 to customer relationships, and $28,988 to goodwill.  The acquired goodwill has been allocated to the bank systems and services segment. The Company and the former shareholders of Margin Maximizer Group, Inc. jointly made a Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. Pro forma results of this acquisition were not material; therefore, they are not presented.

On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. As part of the purchase agreement, contingent purchase consideration may be due based on Tangent's earnings before interest, depreciation, amortization and taxes. To date in fiscal 2007, $3,125 was paid to the former members of Tangent as part of this contingent consideration. This amount was included in goodwill at March 31, 2007. Remaining contingent purchase consideration of up to $917 may be paid over the next year based upon Tangent's earnings before interest, depreciation, taxes and amortization.

On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS was a provider of turnkey outsourced insurance agency solutions for financial institutions. Contingent purchase consideration may be paid over the next three years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $12,931. To date in fiscal 2007, $250 was paid to the former owners of BIS as part of this agreement. This amount was included in goodwill at March 31, 2007.

DEBT

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at March 31, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. At March 31, 2007, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at March 31, 2007). The credit line matures on April 30, 2008. At March 31, no amount was outstanding.

An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. At March 31, 2007, the revolving bank credit facility balance was $50,000.

During fiscal year 2006 and the first nine months of fiscal 2007, the Company has entered into various capital lease obligations totaling $1,303 for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 was included in current maturities. At March 31, 2007, $840 was outstanding, of which $492 is included in current maturities.

COMMITMENTS AND CONTINGENCIES

On August 31, 2006, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plans, cash bonuses will be paid following the end of the current fiscal year if earnings per share growth targets are achieved by the Company. No bonus is payable under the plans unless earnings per share growth of at least 14% is achieved. Beginning with 14% earnings per share growth, bonuses payable under the plans tier upward until earnings per share growth reaches 20%. At each tier, a specified percentage of base salary is payable. The tiers range upward from 7.5% up to a maximum of 45% of base salary. For general managers, one-half of the prescribed bonus is contingent upon meeting departmental or other objectives as established by the executive officer to whom they report.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3". SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. Since there have been no material accounting changes or errors for the nine months ended March 31, 2007, the adoption did not have a material impact on the Company's results of operations or financial condition.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.

NOTE 4. SHARES USED IN COMPUTING NET INCOME PER SHARE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted average number of common shares
outstanding - basic	89,893	91,952	90,387	91,622

Common stock equivalents	1,860	2,438	1,910	2,386

Weighted average number of common and
common equivalent shares outstanding - diluted	91,753	94,390	92,297	94,008

Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2007 and 2006. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 661 and 994 shares and 919 and 1,577 shares for the three and nine-month periods ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$13,311	$2,034	$15,345	$17,360	$3,206	$20,566
Support and service	111,492	18,790	130,282	88,590	17,493	106,083
Hardware	17,117	6,159	23,276	14,104	4,742	18,846

Total	141,920	26,983	168,903	120,054	25,441	145,495

COST OF SALES
Cost of license	861	2	863	209	13	222
Cost of support and service	65,373	13,559	78,932	55,414	12,548	67,962
Cost of hardware	12,817	4,607	17,424	10,046	3,583	13,629

Total	79,051	18,168	97,219	65,669	16,144	81,813

GROSS PROFIT	$62,869	$8,815	$71,684	$54,385	$9,297	$63,682

	Nine Months Ended			Nine Months Ended
	March 31, 2007			March 31, 2006
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$42,875	$9,182	$52,057	$44,280	$14,030	$58,310
Support and service	313,570	56,524	370,094	259,874	52,134	312,008
Hardware	50,062	14,549	64,611	45,154	14,423	59,577

Total	406,507	80,255	486,762	349,308	80,587	429,895

COST OF SALES
Cost of license	2,182	15	2,197	1,089	1,045	2,134
Cost of support and service	188,761	40,722	229,483	161,254	37,301	198,555
Cost of hardware	36,220	10,883	47,103	32,368	11,118	43,486

Total	227,163	51,620	278,783	194,711	49,464	244,175

GROSS PROFIT	$$179,344	$28,635	$207,979	$154,597	$31,123	$185,720

	March 31,	June 30,
	2007	2006

Property and equipment, net
Bank systems and services	$212,682	$217,438
Credit Union systems and services	33,519	34,194

Total	$246,201	$251,632

Identified intangible assets, net
Bank systems and services	$321,075	$271,259
Credit Union systems and services	51,509	52,290

Total	$372,584	$323,549

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

A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2007 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended, March 31, 2007, to the prior year three and nine-month periods ended March 31, 2006.

REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

License	$15,345	$20,566	-25%	$52,057	$58,310	-11%
Percentage of total revenue	9%	14%		11%	13%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The reduction in license revenue for the quarter and year to date can be attributed to decreases in the number of new license agreements and an overall decrease in the average agreement size in comparison to the same periods a year ago. The decrease in new license agreements is partially a result of a decrease in sales for our Episys® and Cruise® products. In addition, demand from banks and credit unions continues to shift to our outsourcing services which do not require software license agreements.

Support and Service Revenue
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

Support and service	$130,282	$106,083	23%	$370,094	312,008	19%
Percentage of total revenue	77%	73%		76%	73%

		Qtr over Qtr Change			Year over Year Change
		$ Change	% Change		$ Change	% Change

In-house support & other services		$8,246	+17%		$16,679	+11%
EFT support		7,104	+34%		21,720	+41%
Outsourcing services		4,446	+17%		11,419	+9%
Implementation services		4,403	+41%		8,268	+23%
Total Increase	$	$ 24,199		$	$ 58,086

Support and service fees are generated from implementation services (including conversion, installation, implementation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and ATM and debit card processing (EFT Support) services.

There was strong growth in all support and service revenue components for the third quarter and the first nine months of fiscal 2007. There is continuing growth in the demand for EFT support (ATM/debit card, bill pay, remote capture and Check 21 transaction processing services). Outsourcing services continue to grow as we add new customers and increase volume. In-house support revenue increased partially as a result of increased installations of recently acquired products. Implementation services revenue increased for the quarter due to an increase in the number of license implementations, as well as an increase in merger conversions for existing customers.

Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

Hardware	$23,276	$18,846	24%	$64,611	$59,577	8%
Percentage of total revenue	14%	13%		13%	14%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased mainly due to an increase in the number of hardware systems and components delivered for the current quarter and the first nine months of the current year as compared to the same periods last year. In particular, there has been a significant increase in revenues from scanners used in our remote capture product.

BACKLOG

Our backlog increased 4% at March 31, 2007 to $221,200 ($61,400 in-house and $159,800 outsourcing) from $213,300 ($62,800 in-house and $150,500 outsourcing) at March 31, 2006. The current quarter backlog decreased 2% compared to December 31, 2006, when backlog was $225,300 ($66,200 in-house and $159,100 outsourcing).

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

Cost of Sales and Gross Profit	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

Cost of License	$863	$222	289%	$2,197	$2,134	3%
Percentage of total revenue	1%	<1%		<1%	<1%

License Gross Profit	$14,482	$20,344	-29%	$49,860	$56,176	-11%
Gross Profit Margin	94%	99%		96%	96%

Cost of support and service	$78,932	$67,962	16%	$229,483	$198,555	16%
Percentage of total revenue	47%	47%		47%	46%

Support and Service Gross Profit	$51,350	$38,121	35%	$140,611	$113,453	24%
Gross Profit Margin	39%	36%		38%	36%

Cost of hardware	$17,424	$13,629	28%	$47,103	$43,486	8%
Percentage of total revenue	10%	9%		10%	10%

Hardware Gross Profit	$5,852	$5,217	12%	$17,508	$16,091	9%
Gross Profit Margin	25%	28%		27%	27%

TOTAL COST OF SALES	$97,219	$81,813	19%	$278,783	$244,175	14%
Percentage of total revenue	58%	56%		57%	57%

TOTAL GROSS PROFIT	$71,684	$63,682	13%	$207,979	$185,720	12%
Gross Profit Margin	42%	44%		43%	43%

Cost of license increased for the current quarter and the first nine months of fiscal 2007 due to an increase in the delivery of third party software compared to last year, particularly within the current quarter. Cost of support and service increased for the quarter and year to date in fiscal 2007 commensurate with increases in revenue from the same periods a year ago. Cost of hardware also increased due to an increase in hardware sales during the current quarter and the first nine months of fiscal 2007. Hardware incentives and rebates received decreased during the quarter and nine months ended due to changing thresholds established by the vendors and related hardware sales.

Gross margin on license revenue decreased to 94% compared to 99% for the same period last year due to an increase in third party software sales, where the gross margins on third party software is significantly lower than our owned products. Gross margin on license revenue remained at 96% year-to-date for both years. The gross profit increase for the third quarter and year to date in support and service is due to a continuing shift in sales mix toward services with slightly higher margins, such as our EFT Support services. Hardware gross margin decreased from 28% in the third quarter last year to 25% in the third quarter of the current year, but remained flat for the nine months in both years; variations are primarily due to sales mix and vendor rebates on hardware delivered.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

Selling and marketing	$12,527	$12,292	2%	$37,466	$36,032	4%
Percentage of total revenue	7%	8%		8%	8%

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

For the three and nine months ended March 31, 2007, selling and marketing expenses increased due to additional headcount and related employee costs. Selling and marketing expense decreased slightly as a percentage of total revenues to 7% of revenue for the current quarter as compared to 8% of revenue for the same period of last fiscal year; however, it remained at 8% year-to-date for both years.

Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

Research and development	$9,004	$8,435	7%	$26,509	$23,187	14%
Percentage of total revenue	5%	6%		5%	5%

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

Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products. Research and development expenses increased for the third quarter and the first nine months of 2007 by 7% and 14% respectively; however as a percentage of total revenue they decreased slightly from 6% to 5% for the third quarter of the current year compared to the prior year and remained at 5% for the nine months in both years.

General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2007	2006		2007	2006

General and administrative	$9,378	$8,239	14%	$30,691	$27,174	13%
Percentage of total revenue	6%	6%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased for the third quarter and the first nine months of fiscal year 2007, due to increased headcount and related employee costs and increased professional fees for accounting services; however, they remained level at 6% of revenue across all periods.

INTEREST INCOME (EXPENSE) - Net interest income for the three months ended March 31, 2007 reflects an increase of $78 when compared to the same period last year. Interest income decreased $73, while interest expense also decreased $151. Net interest income for the current nine month period reflects a increase of $964, with interest income increasing $1,021 and interest expense increasing $57. For both periods, the changes in interest income are a result of fluctuating cash and cash equivalent balances while changes in interest expense are primarily due to borrowings on the revolving bank credit facility.

PROVISION FOR INCOME TAXES - The provision for income taxes was $14,614 and $39,399 for the three and nine-month periods ended March 31, 2007 compared with $11,397 and $35,511 for the same periods last year. In the current third quarter, an income tax adjustment was made to 35.6% of income before income taxes to bring the income tax rate to 34.3% for the year. For the current fiscal year, the rate of income taxes is estimated at 34.3% of income before income taxes compared to 35.5% as reported for the prior fiscal year. The decrease is primarily attributable to the renewal of the Research and Experimentation Credit retroactive to January 1, 2006.

NET INCOME - Net income increased 12% for the three months ended March 31, 2007. Net income for the third quarter of fiscal 2007 was $26,380 or $0.29 per diluted share compared to $23,460 or $0.25 per diluted share in the same period last year. Net income increased 17% for the nine-month period ended March 31, 2007 to $75,580 or $0.82 per diluted share compared to $64,518 or $0.69 per diluted share for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2007	2006		2007	2006

Revenue	$141,920	$120,054	18%	$406,507	$349,308	16%
Gross Profit	$62,869	$54,385	16%	$179,344	$154,597	16%

Gross Profit Margin	44%	45%		44%	44%

The bank systems and services segment experienced strong growth in both support and service revenue and hardware revenue, partially offset by a decrease in license revenue, for both the current quarter and year-to-date compared to the same periods in fiscal 2006. ATM and debit card transaction processing revenue continues to represent the largest dollar growth; however, Remote Capture and Check 21 transaction processing have experienced the largest percentage growth, period-over-period, for both the current quarter and year-to-date. Bank segment gross profit increased from the last year. Gross profit margin decreased from 45% to 44% for the quarter, due to fluctuations in sales mix, but remained at 44% year-to-date for during both fiscal 2007 and fiscal 2006.

Credit Union Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2007	2006		2007	2006

Revenue	$26,983	$25,441	6%	$80,255	$80,587	0%
Gross Profit	$8,815	$9,297	-5%	$28,635	$31,123	-8%

Gross Profit Margin	33%	37%		36%	39%

The credit union system and services segment experienced revenue growth related to Outsourcing Services and EFT Support for both the quarter and year-to-date compared to a year ago. This growth in support and service was offset by a decrease in license revenue for both the quarter and year-to-date. The decrease in license revenue is partially attributable to the expansion of our outsourcing options available to our credit union customers. Outsourcing revenue in this segment continues to grow. However, there has also been a decline in both the number of new license agreements and in the average size of those agreements in comparison to the prior year. For both the quarter and year-to-date, credit union gross profit decreased from the prior year and the gross margin decreased from 37% to 33% and from 39% to 36%, respectively, due mostly to the decrease in license revenue, which carries higher margins.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $27,730 at March 31, 2007, from $74,139 at June 30, 2006 and from $38,805 at March 31, 2006. The decrease in the cash balance from June 30, 2006 is primarily due to the acquisition of USBA and to the purchase of treasury shares.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine months ended March 31,
	2007	2006

Net income	$75,580	$64,518
Non-cash expenses	50,537	38,781
Change in receivables	65,890	110,872
Change in deferred revenue	(89,599)	(83,155)
Change in other assets and liabilities	(10,983)	(17,632)

Net cash provided by operating activities	$91,425	$113,384

The decrease in cash provided by operating activities is primarily attributable to the timing of our 2007 annual maintenance billings, which occurred earlier within fiscal 2006 than was the case in the previous year. As a result, a larger portion of the 2007 billings were collected in fiscal 2006 in comparison to the 2006 billings.

Net cash used in investing activities for the current year is $74,860 and includes payments for acquisitions of $34,006, plus $5,383 paid on earn-outs and other acquisition adjustments. During the first nine months of fiscal 2006, payments for acquisitions totaled $20,744. Capital expenditures year-to-date are $21,139 compared to $32,228 during the first nine months of fiscal 2006. Capital expenditures were higher in the prior fiscal year due primarily to a conversion to a new accounting software system and the acquisition of additional facilities, both of which were completed during that fiscal year. Software development in the current fiscal year was $15,554 compared to $11,908 during the same period a year ago.

Net cash used in financing activities for the current year is $62,974 and includes the repurchase of 3.3 million shares of our common stock for $71,369 and the payment of dividends of $15,855. Cash used in financing activities was partially offset by proceeds of $21,435 from the exercise of stock options and the sale of common stock plus $3,355 from the excess tax benefits from stock option exercises. For the first nine months of fiscal 2006, there were net cash payments on the revolving line of credit of $20,000, dividend payments of $13,285, and payments for the repurchase of our common stock of $12,576. As in the current year, cash used in financing activities in year-to-date fiscal 2006 was partially offset by proceeds from the exercise of stock options and the sale of common stock of $17,250 and by $6,471 from the excess tax benefits from stock option exercises.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $21,139 and $32,228 for the nine-month periods ended March 31, 2007 and 2006, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $40,000 for fiscal year 2007.

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at March 31, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. At March 31, 2007, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at March 31, 2007). The credit line matures on April 30, 2008. At March 31, no amount was outstanding.

An unsecured revolving bank credit facility allows borrowing of up to $150,000 which may be increased by the Company at any time prior to April 20, 2008 to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 1/2% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates April 19, 2010. At June 30, 2006, the revolving bank credit facility balance was $50,000. At March 31, 2007, the revolving bank credit facility balance was $50,000.

During fiscal year 2006 and the first nine months of fiscal 2007, the Company has entered into various capital lease obligations totaling $1,303 for the use of certain computer equipment. At June 30, 2006, $662 was outstanding, of which $241 was included in current maturities. At March 31, 2007, $840 was outstanding, of which $492 is included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 increase to the stock repurchase authorization. During the nine months ended March 31, 2007, the Company repurchased 3,263 treasury shares for $71,369. The total cost of treasury shares at March 31, 2007 is $123,140. At March 31, 2007, there were 6,029 shares in treasury stock and the Company had the authority to repurchase up to 3,961 additional shares.

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

CONCLUSION

The Company's results of operations and its financial position continue to be strong with increased earnings and gross profit for the three and nine months ended March 31, 2007. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended March, 31, 2007:

Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

January 1-31, 2007	-	$ -	-	4,964,875
February 1-28, 2007	297,700	$ 23.58	297,700	4,667,175
March 1-31, 2007	705,700	$ 23.12	705,700	3,961,475

Total	1,003,400	$ 23.26	1,003,400	3,961,475

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
ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer dated May 10, 2007.
31.2	Certification of the Chief Financial Officer dated May 10, 2007.
32.1	Written Statement of the Chief Executive Officer dated May 10, 2007.
32.2	Written Statement of the Chief Financial Officer dated May 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: May 10, 2007	/s/ John F. Prim
John F. Prim
Chief Executive Officer

Date: May 10, 2007	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer