Form 10-K
period 2007-06-30
HENRY JACK & ASSOCIATES INC
filed 2007-08-30
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission Number 0-14112

JACK HENRY AND ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1128385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

663 Highway 60, P.O. Box 807, Monett, MO 65708
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (417) 235-6652

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Name of Each Exchange on Which Registered
Common Stock ($0.01 par value) NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act ..Yes [ X ] No [   ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [ X ]

As of August 20, 2007, the Registrant had 89,284,629 shares of Common Stock outstanding ($0.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $2,097,543,709 (based on the average of the reported high and low sales prices on NASDAQ on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2007 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

TABLE OF CONTENTS
PART I		Page Reference
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	17

ITEM 1B.	UNRESOLVED STAFF COMMENTS	19

ITEM 2.	PROPERTIES	20

ITEM 3.	LEGAL PROCEEDINGS	20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED	20
	STOCKHOLDER MATTERS AND ISSUER PURCHASES
	OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	22

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	23
	CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	66
	ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES	66

ITEM 9B.	OTHER INFORMATION	66

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	67

ITEM 11.	EXECUTIVE COMPENSATION	67

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	67
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	67

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	67

PART I

Item 1.  Business

Jack Henry & Associates, Inc. ("JHA" or the "Company") was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company's extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 8,700 financial institutions and diverse corporate entities.

JHA provides its products and services through three marketed brands.

  Jack Henry Banking is a leading provider of integrated data processing systems to approximately 1,700 banks ranging from de novo or start-up institutions to mid-tier banks with assets in excess of $1 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

  Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with more than 650 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments. According to Callahan and Associates' 2007 Credit Union Technology Survey, a respected source of published data related to the credit union industry, for eight consecutive years Symitar's core processing platforms have been implemented by more credit unions with assets exceeding $25 million than any competitive system.

  ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. These specialized solutions can be used with a wide variety of information technology platforms and operating environments. ProfitStars' offers proven solutions for generating revenue and growth opportunities, increasing security and mitigating operational risks, and controlling operating costs. ProfitStars' products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 6,400 domestic and international customers.

Our products and services enable our customers to implement proven technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.

Our sustainable competitive advantage is a company-wide commitment to exceed our customers' service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and more than 50,000 online surveys initiated each year by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers' expectations and ultimately generate excellent customer retention rates.

We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new traditional and nontraditional clients, and ensuring each product offering is highly competitive. Based on these strategic initiatives, targeted marketing and sales initiatives, and disciplined acquisition activities, our customer base has increased 190 percent during the four-year period ranging from June 30, 2003 to June 30, 2007, growing from approximately 3,000 customers to more than 8,700 customers.

We have three primary revenue sources:

  Software license fees paid by customers installing our software solutions in-house;

  Ongoing outsourcing fees paid by customers that outsource their information processing to us, recurring transaction processing fees, annual maintenance and support fees, and service fees that include software implementation; and

  Hardware sales that include all non-software products that we re-market in order to support our software systems.

JHA's gross revenue has grown from $404.6 million in fiscal 2003 to $668.1 million in fiscal 2007, representing a compound annual growth rate during this five-year period of 11 percent. Net income from continuing operations has grown from $49.4 million to $104.7 million during this same five-year period, representing a compound annual growth rate of 13 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).

JHA's progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the company's founders three decades ago:

  Do the right thing,

  Do whatever it takes, and

  Have fun.

We recognize that our associates and their collective contribution are ultimately responsible for JHA's past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we have established a corporate culture that sustains rewarding levels of employee satisfaction.

Industry Background

Jack Henry Banking primarily serves commercial banks and savings institutions with less than $20.0 billion in assets, and generated approximately 83 percent of the Company's total revenue in fiscal 2007. According to the Federal Deposit Insurance Corporation ("FDIC"), there were approximately 8,600 commercial banks and savings institutions in this asset range as of December 31, 2006. Jack Henry Banking currently supports more than 1,600 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes, and generated approximately 17 percent of the Company's total revenue in fiscal 2007. According to the Credit Union National Association ("CUNA"), there were approximately 8,600 domestic credit unions as of December 31, 2006. Symitar currently supports more than 650 of these credit unions with core information processing platforms and complementary products and services.

ProfitStars serves financial services organizations of all asset sizes and charters. The related revenue and gross profit are included and reported in our banking and credit union segments. ProfitStars currently supports approximately 6,400 institutions with specialized solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and controlling operating costs.

The FDIC reports the number of commercial banks and savings institutions declined 10 percent from the beginning of calendar year 2002 to the end of calendar year 2006. Although the number of banks declined at a 2 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 9 percent and totaled $10 trillion as of December 31, 2006. Comparing calendar years 2006 to 2005, new bank charters increased 7 percent and mergers increased 9 percent.

CUNA reports the number of credit unions declined 16 percent from the beginning of calendar year 2002 to the end of calendar year 2006. Although the number of credit unions declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 7 percent and totaled $732.5 billion as of December 31, 2006.

According to Automation in Banking 2007, approximately 55 percent of all commercial banks currently utilize in-house core information processing solutions and approximately 45 percent outsource information processing to third-party providers. According to the 2007 Credit Union Technology Survey published by Callahan & Associates, approximately 75 percent of all credit unions with assets exceeding $25 million utilize in-house core information processing solutions and approximately 25 percent outsource information processing to third-party providers.

Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer's delivery channel of choice. Institutions are realizing that attracting and retaining customers/members in today's highly competitive financial industry and realizing near and long term performance goals are often technology-dependent. Financial institutions must implement technological solutions that enable them to:

  Maximize performance with accessible, accurate, and timely decision support and business intelligence information;

  Offer the high-demand products and services needed to aggressively and successfully compete with traditional competitors and the non-traditional competitors created by convergence within the financial services industry;

  Enhance the customer/member experience at varied points of contact;

  Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;

  Capitalize on new revenue and deposit growth opportunities;

  Increase operating efficiencies and reduce operating costs;

  Implement an e-commerce strategy that provides the convenience-driven services required in today's financial services industry;

  Protect mission-critical information assets and operational infrastructures;

  Protect customers/members from fraud and the related financial losses;

  Maximize the day-to-day use of technology and the return on technology investments; and

  Ensure full regulatory compliance.

JHA's extensive product and service offering enables diverse financial institutions to effectively capitalize on these business opportunities and respond to these business challenges. We strive to establish a long-term, value-added technology partnership with each customer, and to continually expand our offering with the specific solutions our customers need to prosper in the evolving financial services industry.

Mission Statement

JHA's mission is to protect and increase the value of its stockholders' investment by providing quality products and services to our customers by:

  Concentrating our activities on what we know best - information systems and services for financial institutions;

  Providing outstanding commitment and service to our customers so that the perceived value of our products and services is consistent with the real value; and

  Maintaining a work environment that is personally, professionally, and financially rewarding to our employees.

Business Strategy

Our fundamental business strategy is to generate organic revenue and earnings growth supplemented by strategic acquisitions. We execute this strategy by:

  Providing commercial banks and credit unions with core software systems that provide excellent functionality, and support in-house and outsourced operating environments with identical functionality.

  Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core information processing systems.

  Maintaining a company-wide commitment to customer service that consistently exceeds our customers' expectations and generates rewarding levels of customer retention.

  Capitalizing on our focused diversification acquisition strategy.

Focused Diversification Acquisition Strategy

JHA's acquisition strategy, which complements and accelerates our organic growth, focuses on successful companies that provide in-demand products and services, excellent customer relationships, and strong management teams and employee bases.

Historically, our acquisition strategy focused on companies that:

  Expanded our base of core financial institution customers,

  Expanded our suite of complementary products and services that were cross sold almost exclusively to existing customers,

  Enabled our entry into adjacent markets within financial services industry; and/or

  Provided additional outsourcing capabilities/opportunities.

In 2004, we adopted our focused diversification acquisition strategy and began acquiring companies and highly specialized products that are:

  Cross sold to existing core customers;

  Sold outside JHA's base of core bank and credit union customers to financial services organizations of all charters and asset sizes;

  Selectively sold outside the financial services industry to diverse corporate entities; and

  Selectively sold internationally.

Since our focused diversification strategy was adopted, JHA has completed 15 acquisitions that support it and assembled three distinct product suites that enable users to:

  Generate additional revenue and growth opportunities,

  Increase security and mitigate operational risks, and /or

  Control operating costs.

These products and services enable us to expand our reach well beyond our traditional markets with solutions that are appropriate for virtually any financial services organization, including thousands of institutions that we previously did not sell to.

Most of the acquired companies and their respective products and services have been consolidated into our ProfitStars brand. Today, ProfitStars' products and services collectively represent more than 6,400 domestic and international implementations.

Since the beginning of fiscal year 2004, the following acquisitions have been made to support JHA's focused diversification:

Fiscal Year	Company or Product Name	Products and Services
2008	Gladiator Technology	Information Technology Security Services
2007	Margin Maximizer	Loan and Deposit Pricing Solutions
2006	ProfitStar	Asset/Liability Management, Budgeting
and Profitability
2005	Tangent Analytics	Business Intelligence Solutions
2005	Stratika	Profitability Solutions
2005	Synergy	Document Imaging
2005	TWS	Item Processing/ATM Deposit Processing
2005	Optinfo	Enterprise Exception Management Solution
2005	Verinex Technologies	Biometric Security Solutions
2005	Select Payment Processing	Payment Processing Solutions
2005	Banc Insurance Services	Insurance Agency Outsourcing
2004	Regulatory Reporting Group	Electronic Regulatory Reporting Solutions
2004	e-ClassicSystems	ATM Channel Management System
2004	PowerPay .ach, .rck and .arc	Automated Clearing House Product Suite
2004	Yellow Hammer Software	Fraud Detection and Prevention Solution

Solutions

JHA was founded in 1976 as a provider of core information processing solutions for community banks. Today, we provide an extensive array of products and services that enable more than 8,700 financial institutions and corporate entities to capitalize on business opportunities and respond to inherent business challenges with proven solutions. Our proprietary solutions are marketed through three business brands:

  Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. Its solutions encompass three functionally distinct core processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, Internet banking and electronic funds transfer ("EFT"), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting more than 1,600 banks with its technology platforms.

  Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, Internet banking and EFT, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced implementation, and are also backed by our company-wide commitment to provide exceptional personal service. According to Callahan and Associates, a respected source of published data related to the credit union industry, for eight consecutive years Symitar's core processing platforms have been implemented by more credit unions with assets exceeding $25 million than any competitive alternative, positioning Symitar as the recognized market leader.

  ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars' products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 6,400 domestic and international implementations. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

Products and services that meet users' functional requirements are expected in the competitive markets that we serve. We will continue to develop and maintain functionally robust, integrated solutions that are supported with high service levels; regularly enhanced using an interactive customer enhancement process; compliant with relevant regulations; updated with proven advances in technology; and consistent with JHA's reputation as a premium product and service provider.

Core Software Systems

Core software systems primarily consist of the integrated applications required to process deposit, loan, and general ledger transactions, and to maintain centralized customer/member information.

Jack Henry Banking markets three core software systems to banks and Symitar markets two core software systems to credit unions. These core systems are available for in-house installation at customer sites or financial institutions can outsource ongoing information processing to JHA based on the core processing solution most compatible with their specific operational requirements.

Jack Henry Banking's three core banking platforms are:

  SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $20 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by more than 450 banks, and now automates approximately 15 percent of the domestic banks with assets ranging from $1 billion to $30 billion.

  CIF 20/20® is a parameter-driven, easy-to-use system that now supports approximately 900 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

  Core Director® is a Windows®-based, client/server system that now supports more than 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar's two functionally distinct core credit union platforms are:

  Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by more than 500 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

  Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 190 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

Customers electing to install our solutions in-house license the proprietary software systems based on initial license fees. The large majority of these customers pay ongoing annual software maintenance fees. We also re-market the hardware and peripheral equipment that is required by our software solutions; and we contract to perform software implementation, data conversion, training, ongoing support, and other related services. In-house customers generally license our core software systems under a standard license agreement that provides a fully paid, nonexclusive, nontransferable right to use the software on a single computer at a single location.

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of six data center locations and 23 image-enabled item processing centers. Customers electing to outsource their core processing typically sign five-year contracts that include transaction-based processing fees and minimum guaranteed payments during the contract period.

We support the dynamic business requirements of our core bank and credit union clients with ongoing enhancements to each core system, the regular introduction of new integrated complementary products, the ongoing integration of practical new technologies, and regulatory compliance initiatives. JHA also serves each core customer as a single point of contact, support, and accountability.

Complementary Products and Services

We provide more than 100 complementary products and services that are sold to our core bank and credit union customers, and selectively sold by our ProfitStars division to financial services organizations that use other core processing systems.

These complementary solutions enable core bank and credit union clients to respond to evolving customer/member demands, expedite speed-to-market with competitive offerings, increase operating efficiency, address specific operational issues with proven solutions, and generate new revenue streams. The highly specialized solutions sold by ProfitStars enable diverse financial services organizations and corporate entities to generate additional revenue and growth opportunities, increase security and mitigate operational risks, and control operating costs.

Following are brief overviews of our key complementary products and services, which are categorized into functional product families.

Business Intelligence and Management Solutions

JHA's business intelligence and management solutions enable financial institutions to maximize performance and profits with accessible, accurate, and timely decision-support information. These products and services leverage the processes, technology, and expertise required to compile, report, and analyze customer, product, market, and business information.

Intelligence Warehouse/Intelligence Manager ("IW/IM") - Business intelligence and analysis platform fully integrated with the SilverLake core banking systems
Business Analytics - Business intelligence and analysis platform fully integrated with the CIF 20/20 and Episys core systems
B S	Business Analytics/Financial Management Analytics/Operations Management Analytics/Sales Management Analytics - Business intelligence solutions
Margin Maximizer - Loan and deposit pricing solution
Synapsys® - Sales force automation solution
Synapsys MCIF Wizard - Marketing central information file and data mining solution
B	Account Cross Sell - Automated direct sales solution
Relationship Profitability Management ("RPM") - Enterprise-wide profitability solution
PROFITability® - Organizational and product profitability system
PROFITstar® ALM/Budgeting - Asset/liability management and budgeting system
Regulatory Reporting Solutions - Electronic FDIC reporting systems
TimeTrack Payroll System™ - Payroll processing solution

Retail Delivery Solutions

JHA's retail delivery solutions enable financial institutions to enhance their customer/member experience, capitalize on the opportunities to expand customer/member relationships at all points of contact, and successfully compete by offering high-demand products and services.

ArgoKeys® Branch Sales Automation - Fully integrated platform solution
S P	StreamLine Platform Automation® - Sales and service solution
S P	Vertex Teller Automation™ - Sales, service and transaction processing solution
S P	OnTarget™ Deposit Platform - Sales, service and transaction processing solution
OnTarget Lender - Sales, service and transaction processing solution
OnTarget Teller Platform - Sales, service and transaction processing solution
B	Member Business Services - Business-driven deposit and loan services
S	Opening Act - Online accounting opening solution for deposits and loans
Yellow Hammer™ BSA - Web-based BSA compliance and risk mitigation solution
P	Yellow Hammer Fraud Detective™ - Fraud detection/prevention solution
P	Yellow Hammer Anti-Money Laundering - Money laundering detection/prevention solution
Synapsys - Sales force automation solution
Synapsys MCIF Wizard - Marketing central information file and data mining solution
P	InTouch Voice Response™ - Full-service telephone banking solution
Bounce Protection® - Overdraft privilege solution
Insurance Agency Outsourcing - Turnkey insurance agency solution

Business Banking Solutions

JHA's business banking solutions enable banks to enhance their commercial customers' experience, capitalized on the opportunities to expand commercial relationships at all points of contact, and successfully compete by offering high-demand commercial products and services.

NetTeller Cash Management™ - Online, real-time commercial banking solution
S	NetTeller Bill Pay™ - Electronic bill payment solution
Check Collect Recovery Services - Automated consumer check recovery
Remote Deposit Capture and Merchant Deposit Capture - High and low volume remote deposit solutions
ACH/Check Conversion Services - Electronic check conversion and processing service
S	Mutual Fund Sweep - Off-balance sheet sweep solution
S	The Reserve - On-balance sheet cash management sweep solution

Electronic Funds Transfer (EFT) Solutions

JHA's EFT solutions provide a secure, reliable, end-to-end transaction processing platform for the high-demand EFT services required to compete in today's financial services industry.

P	PassPort.pro™ - Online authorization and ATM driving solution
PassPort.atm™ - ATM processing and network switching service
PassPort.dc™ - Turnkey service for debit card programs
PassPort.asp™ - Outsourced ATM solution for in-house processing environments
PassPort Prepaid Value Cards - Stored value card solution
ImageCenter ATM Deposit Management - ATM deposits automation solution
Remote Deposit Capture and Merchant Deposit Capture - High and low volume remote deposit solutions
ACH/Check Conversion Services - Electronic check conversion and processing service
Yellow Hammer EFT Fraud Detective - EFT fraud detection/prevention solution
ATM Manager Pro® - ATM channel management solutions

Internet Banking Solutions

JHA's Internet banking solutions support convenience-driven consumers with account access and the ability to initiate transactions and conduct self-directed research 24x7x365.

NetTeller Online Banking™ - Bank-branded Internet banking solution
S	NetTeller Cash Management - Online commercial account management solution
NetTeller Bill Pay - Electronic bill payment solution
DirectLine™OFX - Internet banking solution for PC-based financial management systems
Opening Act - Online account opening solution for deposits and loans
Multifactor Authentication - Two-factor authentication solution for online transactions
RSA® FraudActionSM - Anti-phishing/anti-pharming risk mitigation solution
S	Electronic Statements - E-statement generation and delivery solution
Electronic Statements - Interactive - Electronic generation and delivery of customer communications

Risk Management and Protection Solutions

JHA's risk management and protection solutions enable financial institutions to manage their assets, protect their customers/members from fraud and the related financial losses, prepare to conduct business in the event of a disaster, and fully comply with the related regulatory requirements.

Biodentify® - Biometric identity management solution
Centurion Disaster Recovery® - Disaster recovery services for core and complementary solutions
S P	Centurion Business Continuity Planning - Enterprise-wide business continuity consulting
Yellow Hammer BSA - Web-based BSA compliance and risk mitigation solution
Yellow Hammer Fraud Detective - Fraud detection/prevention solution
Yellow Hammer Anti-Money Laundering - Money laundering detection/prevention solution
Yellow Hammer EFT Fraud Detective - EFT fraud detection/prevention solution
Multifactor Authentication - Two-factor authentication solution for online transactions
RSA® FraudActionSM - Anti-phishing/anti-pharming risk mitigation solution
B S	Enterprise Exception Management Suite ("eEMS") - Enterprise risk management solution
S P	Risk Manager - Enterprise risk management solution
AlertManager - Check-related fraud detection/prevention system
Gladiator CoreDEFENSE Network Security - Managed network security services
PROFITability - Organizational and product profitability system *
PROFITstar ALM/Budgeting - Asset/liability management and budgeting system *
Regulatory Reporting Solutions - Electronic FDIC reporting systems

Item and Document Imaging Solutions

JHA's imaging solutions revolutionize item processing by converting paper-based checks into digital checks and processing them electronically. Its document imaging and management solutions convert virtually any paper-based document into a digital document that can be electronically stored, immediately retrieved, and efficiently delivered.

4|sight™ Item Imaging - Check imaging platform
ImageCenter - Check imaging platform *
Check 21 Solutions - Check image clearing platform
Synergy Enterprise Content Management (ECM) - Modular ECM solution
Enterprise Conversion Solutions - Image and data conversion solutions

Professional Services and Education

JHA's professional services and education enable financial institutions to proactively protect their mission-critical information assets and operational infrastructures, further streamline operations, maximize the day-to-day use of technology-based solutions, maximize their return on technology investments, and ensure related regulatory compliance.
Know-It-All Education - Initial and ongoing education
S	Intellix Consulting - Operational assessments
Matrix Network ServicesSM - LAN/WAN design, implementation and support services
Centurion Disaster Recovery - Disaster recovery services for core and complementary solutions
S P	Centurion Business Continuity Planning - Enterprise-wide business continuity consulting
Insurance Agency Outsourcing - Turnkey insurance agency outsourcing solution

JHA regularly introduces new products and services based on demand for integrated complementary solutions from our existing core clients; and the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and containing costs. The Company's Industry Research department solicits customer guidance on the business solutions they need, formally evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. JHA's new complementary products and services are developed internally, acquired, or provided through strategic alliances.

jXchange

Although JHA provides one of the most extensive product offerings available today, our experience supporting core bank and credit union clients has demonstrated that diverse financial services organizations have niche product requirements outside the Company's offering. In response, we developed jXchange, a services-oriented architecture on a .NET platform that provides open connectivity between our core and complementary solutions and third-party products. This contemporary integration methodology increases financial institutions' operating flexibility, and enables them to leverage existing and future technology investments.

Hardware Systems

Hardware sales, which include all non-software products that we re-market in order to support our software systems, represent one of our primary revenue sources.

Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, Avnet, Inc., and other hardware providers that allow JHA to purchase hardware at a discount and resell it directly to our customers.  We currently sell the IBM System i, System p, and System x servers; IBM workstations; Dell servers and workstations; NCR, BancTec, and Unisys check transports; and other devices that complement our software solutions.

JHA has maintained a long-term strategic relationship with IBM, dating back to the development of our first core software applications over 30 years ago.  This relationship has resulted in IBM naming JHA as a "Premier Business Partner'' every year since 1993.

Implementation and Training

While it is not essential, the majority of our core bank and credit union customers contract separately with us for implementation and training services in connection with their in-house systems.

A complete core system implementation typically includes detailed planning, project management, data conversion, and testing. Our experienced implementation teams travel to customer facilities to help manage the process and ensure that all data is transferred from the legacy system to the JHA system being implemented. Our implementation fees are fixed or hourly based on the core system being installed.

Implementation and training services also are provided in connection with new customers outsourcing their information processing to JHA.

We also provide extensive initial and ongoing education to our customers. Know-It-All Education is a comprehensive training program that supports new customers with basic training and longtime customers with continuing education. The curricula provide the ongoing training financial institutions need to maximize the use of JHA's core and complementary products, to optimize ongoing system enhancements, and to fully understand dynamic year-end legislative and regulatory requirements. Each basic, intermediate, and advanced course is delivered by system experts, supported by professional materials and training tools, and incorporates different educational media in a blended learning approach. Know-It-All Education supports distinct learning preferences with a variety of delivery channels, including classroom-based courses offered in JHA's regional training centers, Internet-based live instruction, eLearning courses, on-site training, and train-the-trainer programs.

Support and Services

We serve our customers as a single point of contact and support for the complex solutions we provide. The Company's comprehensive support infrastructure incorporates:

  Exacting service standards;

  Superior support staffs available 24 hours-a-day, 365 days-a-year;

  Assigned account managers;

  Sophisticated support tools, resources, and technology; and

  A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 8,700 diverse clients.

JHA's experience converting diverse banks and credit unions to our core platforms from every competitive platform also provides highly effective change management and control processes.

Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18 percent to 20 percent of the respective product's software license fee. These fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 60 days prior to contract expiration.

High levels of support are provided to our outsourced customers by the same support infrastructure utilized for in-house customers. However, these support fees are included as part of monthly outsourcing fees.

JHA regularly measures customer satisfaction using formal annual surveys and more than 50,000 online surveys initiated each year by routine support requests. This process shows that we consistently exceed our customers' service-related expectations.

Regulatory Compliance

JHA maintains a strict corporate commitment to address compliance issues and implement requirements imposed by the federal regulators prior to the effective date of such requirements.  JHA's comprehensive compliance program is provided by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JHA and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Financial Institutions Examination Council ("FFIEC") examination team and training sessions sponsored by various professional associations.

JHA has a proven process to inform internal contacts of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company's product-specific change control boards and the necessary product changes are included in the ongoing product development cycle. A representative of JHA's compliance organization serves on every change control board to ensure that the regulatory perspective is addressed in proposed product/service changes.  We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes, such as the USA Patriot Act.

Internal audits of our systems, networks, operations, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, and security.  Ensuring that confidential information remains private is a high priority, and JHA's initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and SAS 70 reviews. The FFIEC conducts annual reviews throughout the Company and issues reports that are reviewed by the JHA Audit Committee of the Board of Directors.

Research and Development

We invest significant resources in ongoing research and development to develop new software solutions and services, and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Our core and complementary systems are typically enhanced once each year. Product-specific enhancements are largely customer-driven with recommended enhancements formally gathered through focus groups, change control boards, strategic initiatives meetings, annual user group meetings, and ongoing customer contact. We also continually evaluate and implement process improvements that expedite the delivery of new products and enhancements to our customers, and reduce related costs.

Research and development expenses for fiscal years 2007, 2006, and 2005 were $36.0 million, $31.9 million, and $27.7 million, respectively. Capitalized software for fiscal years 2007, 2006 and 2005 was $20.7 million, $16.1 million, and $7.8 million, respectively.

Sales and Marketing

JHA serves established, well defined markets that inherently provide ongoing sales and cross-sales opportunities.

Jack Henry Banking sells core processing systems and integrated complementary solutions to domestic commercial banks with assets up to $20.0 billion. Symitar sells core processing systems and integrated complementary solutions to domestic credit unions of all asset sizes. The marketing and sales initiatives within these business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Jack Henry Banking also has been extremely successfully selling its core and complementary solutions to a significant number of the de novo banks chartered during the past two years. ProfitStars sells specialized niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.

Dedicated sales forces support each of JHA's three business brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. A centralized marketing department supports all three business lines with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. Each of JHA's business brands also hosts an annual national user group meeting which provides opportunities to network with existing clients and demonstrate new products and services.

jhaDirect sells specific complementary solutions, and business forms and supplies that are compatible with JHA's software solutions. jhaDirect's offering consists of more than 4,000 items, including tax and custom forms, ATM and teller supplies, check imaging and reader/sorter supplies, magnetic media, laser printers and supplies, loan coupon books, and much more. New items are regularly added in response to dynamic regulatory requirements and to support JHA's ever-expanding product and service suite.

JHA sells select products and services in the Caribbean, and now has approximately 41 installations in Europe and South America as a result of recent acquisitions. International sales account for less than one percent of JHA's total revenue in each of the three years ended June 30, 2007, 2006, and 2005.

Backlog

Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.

Backlog as of June 30, 2007 totaled $239.3 million, consisting of $68.1 million for in-house products and services, and $171.2 million for outsourcing services. Approximately $126.0 million of the outsourcing services backlog as of June 30, 2007 is not expected to be realized during fiscal year 2008 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2006 totaled $222.0 million, and consisted of $66.4 million for in-house products and services, and $155.6 million for outsourcing services.

Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal year 2008 the backlog is expected to remain constant due to renewals of existing relationships and new contracting activities expected to surpass the revenue recognized.

Competition

The market for companies providing technology solutions to financial services organizations is competitive, and we expect competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of JHA's current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. During the last decade there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.

Jack Henry Banking competes with large vendors that provide information and transaction processing solutions to banks, including Fidelity Information Services, Inc.; Fiserv, Inc.; and Metavante. Symitar competes with large vendors that provide information and transaction processing solutions to credit unions, including Fidelity Information Services, Inc.; Fiserv, Inc.; Open Solutions, Inc.; and Harland Financial Solutions - Ultradata. ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.

Intellectual Property, Patents, and Trademarks

Although we believe our success depends upon our technical expertise more than our proprietary rights, our future success and ability to compete depend in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented. Instead, we rely on a combination of contractual rights, copyrights, trademarks, and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers. Access to and distribution of our Company's source code is restricted, and the disclosure and use of other proprietary information is further limited. Despite our efforts to protect our proprietary rights, unauthorized parties can attempt to copy or otherwise obtain, or use our products or technology. We cannot be certain that the steps taken in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation.  All financial institutions are subject to substantial regulatory oversight and supervision.  We must ensure that our products and services comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act.  The compliance of JHA's products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. It is not possible to predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations could have on our business in the future.

JHA is not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions.

Operating as a service provider to financial institutions, JHA's operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FFIEC regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

JHA provides outsourced data and item processing through geographically dispersed OutLink™ Data Centers, electronic transaction processing through our PassPort and Enterprise Payments Solutions™, Internet banking through NetTeller and MemberConnect™ online solutions, and business recovery services through Centurion Disaster Recovery.

The services provided by our OutLink Data Centers are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act.  These outsourcing services also are subject to examination by state banking authorities on occasion.

Employees

As of June 30, 2007 and 2006, JHA had 3,583 and 3,310 full-time employees, respectively. Of our employees, approximately 640 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

Available Information

JHA's Website is easily accessible to the public at www.jackhenry.com. The "For Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the U.S. Securities and Exchange Commission (SEC) also are available free of charge on the Website and as soon as reasonably practical after these reports have been filed with or furnished to the SEC.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, California. In addition, we own 36.4 acres of unimproved land in Springfield, Missouri. Our owned facilities represent approximately 793,000 square feet of office space in nine states. We have 51 leased office facilities in 25 states, which total approximately 422,000 square feet. Approximately 26% or 46,000 square feet of the office space in Allen, TX is leased to an outside tenant. The balance of our owned and leased office facilities are for normal business purposes.

Of our facilities, the credit union business segment uses office space totaling approximately 128,000 square feet in nine facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of eight other office facilities. The remainder of our leased and owned facilities, approximately 1,087,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

We own six aircraft and lease a seventh. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

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

Fiscal 2007	High	Low

First Quarter	$22.20	$17.40
Second Quarter	23.20	21.02
Third Quarter	24.67	20.57
Fourth Quarter	26.75	23.54

Fiscal 2006	High	Low

First Quarter	$19.80	$18.04
Second Quarter	19.62	16.56
Third Quarter	22.98	19.09
Fourth Quarter	23.77	18.14

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2007 and 2006 are as follows:

Fiscal 2007	Dividend

First Quarter	$0.055
Second Quarter	0.055
Third Quarter	0.065
Fourth Quarter	0.065

Fiscal 2006	Dividend

First Quarter	$0.045
Second Quarter	0.045
Third Quarter	0.055
Fourth Quarter	0.055

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

On August 20, 2007, there were approximately 44,000 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $25.96 per share.

Issuer Purchases of Equity Securities

The following shares of the Company were repurchased during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that May Yet Be Purchased Under the Plans (1)

April 1 - April 30, 2007	143,600	$ 23.78	143,600	3,817,875
May 1 - May 31, 2007	617,433	$ 25.25	617,433	3,200,442
June 1 - June 30, 2007	310,793	$ 25.87	310,793	2,889,649

Total	1,071,826	$ 25.23	1,071,826	2,889,649

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

Performance Graph

The following chart presents a comparison for the five-year period ended June 30, 2007, of the market performance of the Company's common stock with the S & P 500 Index and an index of peer companies selected by the Company:

The following information depicts a line graph with the following values:

	JKHY	Peer Group	S & P 500

2002	100.00	100.00	100.00
2003	107.73	100.27	100.25
2004	122.67	113.88	119.41
2005	112.75	116.86	126.96
2006	122.29	130.92	137.92
2007	161.88	162.92	166.32

This comparison assumes $100 was invested on July 1, 2002, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the peer group are Bisys Group, Cerner Corp., Computer Sciences Corp., Efunds Corp., Euronet Worldwide Inc., Fair Isaac Corp., Fidelity National Financial, Fiserv Inc., Marshall & Ilsley Corp., National Datacomputer Com, SEI Investments Company and First Data Corp.

Item 6.  Selected Financial Data
Selected Financial Data
(In Thousands, Except Per Share Data)

YEAR ENDED JUNE 30,
Income Statement Data	2007	2006	2005	2004	2003

Revenue (1)	$ 668,062	$ 592,205	$ 535,863	$ 467,415	$ 404,627
Net income	$ 104,681	$ 89,923	$ 75,501	$ 62,315	$ 49,397

Diluted net income per share	$ 1.14	$ 0.96	$ 0.81	$ 0.68	$ 0.55

Dividends declared per share	$ 0.24	$ 0.20	$ 0.17	$ 0.15	$ 0.14

Balance Sheet Data

Working capital	$ 19,908	$ 42,918	$ 13,710	$ 85,818	$ 70,482
Total assets	$ 999,340	$ 906,067	$ 814,153	$ 653,614	$ 548,575
Long-term debt	$ 128	$ 421	$ -	$ -	$ -
Stockholders' equity	$ 598,365	$ 575,212	$ 517,154	$ 442,918	$ 365,223

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

OVERVIEW

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers and 23 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations follows. All amounts are in thousands and discussions compare fiscal 2007 to fiscal 2006 and compare fiscal 2006 to fiscal 2005.

We derive revenues from three primary sources:

-    software licenses;

-    support and service fees, which include implementation services; and

-    hardware sales, which includes all non-software remarketed products.

Over the last five fiscal years, our revenues have grown from $404,627 in fiscal 2003 to $668,062 in fiscal 2007. Net income has grown from $49,397 in fiscal 2003 to $104,681 in fiscal 2007. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 2,300 customers who utilize our core software systems as of June 30, 2007.

Since the start of fiscal 2004, we have completed 15 acquisitions, including one completed after June 30, 2007. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services and Electronic Funds Transfer ("EFT") support services. Outsourcing services are performed through our data and item processing centers. Revenues from outsourced item and data processing and EFT support services are primarily derived from monthly usage or transaction fees typically under five-year service contracts with our customers.

Cost of license fees represents the third party vendor costs associated with license fee revenue.

Cost of services represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item processing centers providing services for our outsourced customers, EFT services, and direct operation costs.

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

RESULTS OF OPERATIONS

FISCAL 2007 COMPARED TO FISCAL 2006

Fiscal 2007 showed strong growth in support and service revenues and improved gross and operating margins, tempered somewhat by decreases in software license revenues. This performance allowed us to leverage a 13% increase in total revenue to a 16% increase in net income.

REVENUE

License Revenue
	Year Ended June 30,		% Change
	2007	2006

License	$ 76,403	$ 84,014	-9%
Percentage of total revenue	11%	14%

License revenue represents the delivery and acceptance of application software systems contracted by us with the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

License revenue decreased by $7,611 compared to last fiscal year mainly due to a decrease in the number of new license agreements and an overall decrease in the average transaction size in comparison to the prior fiscal year. When compared with last year, many of our software solutions experienced a decrease in license revenue. Those products that had the most significant decreases included Yellow Hammer Fraud Detective™ (our fraud detection/prevention solution), Silverlake® (our flagship core software solution for larger banks), NetTeller Online Banking™ (our bank-branded internet banking solution), and Episys® (our flagship core software solution for larger credit unions). A significant portion of the decrease in license revenue can be attributed to the continuing shift in demand from banks and credit unions toward our outsourcing services from an in-house delivery, which do not require software license agreements. Another contributing factor is the market penetration we have with several of our products including Episys and NetTeller which has caused us to anticipate reduced license sales for these products compared to prior years.

Support and Service Revenue
	Year Ended June 30,		% Change
	2007	2006

Support and service	$ 503,317	$ 425,661	+18%
Percentage of total revenue	75%	72%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$ 21,369	11%
EFT Support	28,879	38%
Outsourcing Services	15,963	16%
Implementation Services	11,445	24%

Total Increase	$ 77,656

Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT support services.

There was strong growth in all of the support and service revenue components. In-house support and other services increased partially as a result of increased implementations of recently acquired products. In addition, because annual maintenance fees are based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, which includes ATM/debit card processing, on-line bill pay, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage and dollar growth. Outsourcing services for banks and credit unions also continue to drive revenue growth at a strong pace as we add new bank and credit union customers and increase volume. Implementation services revenue increased during the year primarily due to an increase in the number of in-house implementations, as well as an increase in merger conversions for existing customers that acquired other financial institutions.

Hardware Revenue
	Year Ended June 30,		% Change
	2007	2006

Hardware	$ 88,342	$ 82,530	+7%
Percentage of total revenue	13%	14%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased mainly due to an increase in the number of hardware systems and components delivered in the year compared to last fiscal year. In particular, there has been a significant increase in revenue from hardware components used in our remote deposit capture product for imaging and exchanging of checks.

COST OF SALES AND GROSS PROFIT

Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, EFT processing services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change
	2007	2006

Cost of License	$ 4,277	$ 2,717	+57%
Percentage of total revenue	<1%	<1%

License Gross Profit	$ 72,126	$ 81,297	-11%
Gross Profit Margin	94%	97%

Cost of support and service	$ 312,138	$ 272,383	+15%
Percentage of total revenue	47%	46%

Support and Service Gross Profit	$ 191,179	$ 153,278	+25%
Gross Profit Margin	38%	36%

Cost of hardware	$ 65,469	$ 60,658	+8%
Percentage of total revenue	10%	10%

Hardware Gross Profit	$ 22,873	$ 21,872	+5%
Gross Profit Margin	26%	27%

TOTAL COST OF SALES	$ 381,884	$ 335,758	+14%
Percentage of total revenue	57%	57%

TOTAL GROSS PROFIT	$ 286,178	$ 256,447	+12%
Gross Profit Margin	43%	43%

Cost of license increased for the fiscal year due to greater third party reseller agreement software vendor costs. Gross profit margin on license revenue decreased because a larger percentage of the revenue from licenses was attributable to these sales under reseller agreements where the gross margins are significantly lower than on our owned products. Cost of support and service increased for the year primarily due to additional personnel costs (including an 8% increase in headcount), costs related to the expansion of infrastructure (including depreciation, amortization, and maintenance contracts) and increases in the direct costs of providing services (such as transaction processing charges) as compared to last year. The gross profit margin increased to 38% from 36% in support and service, primarily due to a shift in sales mix toward services with higher margins, such as our EFT Support services. Cost of hardware increased for the year, in line with the increase in hardware sales. Hardware gross profit margin decreased slightly due to lower vendor rebates received during the year compared to the prior year. Incentives and rebates received from vendors fluctuate quarterly and annually due to changing thresholds established by the vendors.

OPERATING EXPENSES

Selling and Marketing
	Year Ended June 30,		% Change
	2007	2006

Selling and marketing	$ 51,045	$ 50,007	+2%
Percentage of total revenue	8%	8%

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

For the 2007 fiscal year, the selling and marketing expenses increase was due to growth in personnel costs, particularly commission expenses. Selling and Marketing expenses remained steady for both years at 8% of total revenue.

Research and Development
	Year Ended June 30,		% Change
	2007	2006

Research and development	$ 35,962	$ 31,874	+13%
Percentage of total revenue	5%	5%

We devote significant effort and expense to develop new software, to service products and to continually upgrade and enhance our existing offerings. Typically, we upgrade our various core and complementary software applications once per year. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.

Research and development expenses grew primarily due to employee costs associated with a 13% increase in headcount for ongoing development of new products and enhancements to existing products. Research and development expenses remained at 5% of total revenue for both fiscal years.

General and Administrative
	Year Ended June 30,		% Change
	2007	2006

General and administrative	$ 40,617	$ 35,209	+15%
Percentage of total revenue	6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense increased primarily due to employee costs associated with a 3% increase in headcount and increased expenses related to stock options. In addition, during the first half of fiscal 2006, a new accounting system was being actively developed and a percentage of salaries were being capitalized. Also impacting the increase was growth in overhead related costs such as insurance, depreciation and amortization, professional services and maintenance contracts. General and administrative costs remained at 6% of total revenue for both fiscal years.

INTEREST INCOME (EXPENSE)

Interest income increased 65% from $2,066 to $3,406 due primarily to larger invested balances coupled with higher interest rates on invested balances. Interest expense increased 30% from $1,355 to $1,757 due to borrowings on the revolving bank credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes was $55,522 or 34.6% of income before income taxes in fiscal 2007 compared with $50,145 or 35.8% of income before income taxes fiscal 2006. The decrease in the percentage for fiscal 2007 is primarily due to the renewal of the Research and Experimentation Credit retroactive to January 1, 2006, which required the recording of an additional six months of credit during fiscal year 2007 related to fiscal year 2006. This created a significant tax benefit (approximately $3,000 additional benefit over the prior year) for fiscal 2007.

NET INCOME

Net income increased 16% from $89,923, or $0.96 per diluted share in fiscal 2006 to $104,681, or $1.14 per diluted share in fiscal 2007.

FISCAL 2006 COMPARED TO FISCAL 2005

Fiscal 2006 showed strong growth in support and service revenues and improved gross and operating margins, which allowed us to leverage an 11% increase in total revenue to a 19% increase in net income.

REVENUE

License Revenue
	Year Ended June 30,		% Change
	2006	2005

License	$ 84,014	$ 82,374	+2%
Percentage of total revenue	14%	15%

License revenue represents the delivery and acceptance of application software systems contracted by us with the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

License revenue increased by $1,640 compared to last fiscal year mainly due to growth in delivery and acceptance of software systems within the banking segment, partially offset by a decrease in the credit union segment which had experienced record revenues in fiscal 2005. Year-to-date license revenue in fiscal 2006 experienced growth in many software solutions. The leading elements were Synergy Intelligent Document Imaging™ (our intelligent document imaging and archiving solution), SilverLake System® (our flagship software solution for larger banks), Biodentify® (our biometric fingerprint security solution), and Fraud Detective™ (our anti-fraud and anti-money laundering software solution). In addition, both PROFITability® (our product profitability solution) and PROFITstar ALM/Budgeting (our asset/liability and budgeting solution), which were acquired during fiscal 2006, contributed to license revenue growth.

Support and Service Revenue
	Year Ended June 30,		% Change
	2006	2005

Support and service	$ 425,661	$ 364,076	+17%
Percentage of total revenue	72%	68%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$ 26,932	16%
EFT Support	18,357	32%
Outsourcing Services	13,714	15%
Implementation Services	2,582	6%

Total Increase	$ 61,585

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
Hardware Revenue
	Year Ended June 30,		% Change
	2006	2005

Hardware	$ 82,530	$ 89,413	-8%
Percentage of total revenue	14%	17%

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

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change
	2006	2005

Cost of License	$ 2,717	$ 5,547	-51%
Percentage of total revenue	<1%	1%

License Gross Profit	$ 81,297	$ 76,827	+6%
Gross Profit Margin	97%	93%

Cost of support and service	$ 272,383	$ 244,097	+12%
Percentage of total revenue	46%	46%

Support and Service Gross Profit	$ 153,278	$ 119,979	+28%
Gross Profit Margin	36%	33%

Cost of hardware	$ 60,658	$ 63,769	-5%
Percentage of total revenue	10%	12%

Hardware Gross Profit	$ 21,872	$ 25,644	-15%
Gross Profit Margin	27%	29%

TOTAL COST OF SALES	$ 335,758	$ 313,413	+7%
Percentage of total revenue	57%	58%

TOTAL GROSS PROFIT	$ 256,447	$ 222,450	+15%
Gross Profit Margin	43%	42%

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

OPERATING EXPENSES

Selling and Marketing
	Year Ended June 30,		% Change
	2006	2005

Selling and marketing	$ 50,007	$ 46,630	+7%
Percentage of total revenue	8%	9%

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

Research and Development
	Year Ended June 30,		% Change
	2006	2005

Research and development	$ 31,874	$ 27,664	+15%
Percentage of total revenue	5%	5%

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

General and Administrative
	Year Ended June 30,		% Change
	2006	2005

General and administrative	$ 35,208	$ 29,087	+21%
Percentage of total revenue	6%	5%

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

NET INCOME

Net income increased 19% from $75,501, or $0.81 per diluted share in fiscal 2005 to $89,923, or $0.96 per diluted share in fiscal 2006.

Business Segment Discussion

Bank Systems and Services
	2007	% Change	2006	% Change	2005

Revenue	$557,456	+15%	$482,886	+13%	$428,695
Gross Profit	$244,164	+14%	$214,817	+18%	$181,792

Gross Profit Margin	44%		44%		42%

In fiscal 2007, the revenue increase in the bank systems and services business segment is primarily due to continued growth in support and service revenue, particularly EFT support which experienced 40% revenue growth. Gross profit margin remained flat as growth generated by increasing EFT support revenue, which carries higher margins than other components of support and service revenue, was offset by decreasing license profit margin. Profit from license revenue decreased due to both a decrease in revenue and to an increase in the number of sales that were subject to third party seller agreements. Hardware revenue increased by 11%; however, lower vendor rebates during fiscal 2007 compared to fiscal 2006 led to a slightly lower hardware margin.

In fiscal 2006, the revenue increase in the bank systems and services business segment was primarily due to improved license sales for most products and continued growth in support and service revenue. Gross profit increased due to growth in license and support and service revenue, which carry a higher gross profit margin. Support and service revenue, which is the largest component of total revenue for the banking segment, experienced growth in ATM and debit card processing services and in in-house maintenance. The increase in maintenance revenue was largely driven by recent acquisition activity. Hardware revenue, which usually carries a lower gross profit margin, decreased by 10%. The mix of revenue combined with improved procedures and overall cost controls allowed us to leverage our resources, resulting in an increase to our profit margin for fiscal 2006 compared to fiscal 2005.

Credit Union Systems and Services
	2007	% Change	2006	% Change	2005

Revenue	$110,606	+1%	$109,319	+2%	$107,168
Gross Profit	$42,014	+1%	$41,630	+2%	$40,658

Gross Profit Margin	38%		38%		38%

In fiscal 2007, revenues in the credit union systems and services business segment increased slightly from fiscal 2006. This increase is mainly due to growth in support and service revenue, mostly offset by decreases in license and hardware revenue. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced growth in EFT support (26%) and in outsourcing revenue (24%). Gross profit in this business segment remained flat in fiscal 2007 compared to fiscal 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated positive cash flow from operations and have generally used funds generated from operations and short-term borrowings on our revolving credit facility to meet capital requirements. We expect this trend to continue in the future.

The Company's cash and cash equivalents increased to $88,617 at June 30, 2007 from $74,139 at June 30, 2006.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Year ended June 30,
	2007	2006	2005

Net income	$104,681	$ 89,923	$ 75,501
Non-cash expenses	56,348	52,788	45,244
Change in receivables	(28,853)	30,413	(35,017)
Change in deferred revenue	24,576	10,561	16,909
Change in other assets and liabilities	17,495	(14,247)	5,638

Net cash from operating activities	$174,247	$169,438	$108,275

Cash provided by operations increased $4,809 to $174,247 for the fiscal year ended June 30, 2007 as compared to $169,438 for the fiscal year ended June 30, 2006. This increase is primarily attributable to an increase in net income, offset by an increase in receivables.

Cash used in investing activities for the fiscal year ended June 2007 was $92,911 and includes payments for acquisitions of $34,006, plus $5,301 paid on earn-outs and other acquisition adjustments. During fiscal 2006, payments for acquisitions totaled $19,320, plus $1,425 paid on earn-outs. Capital expenditures for fiscal 2007 were $34,202 compared to $45,396 for fiscal 2006. Capital expenditures were higher in fiscal 2006 due primarily to a conversion to a new accounting software system and the acquisition of additional facilities during that year. Cash used for software development in fiscal 2007 was $20,743 compared to $16,079 during the prior year.

Net cash used in financing activities for the current fiscal year is $66,858 and includes the repurchase of 4,335 shares of our common stock for $98,413 and the payment of dividends of $21,685. Cash used in financing activities was partially offset by proceeds of $29,212 from the exercise of stock options and the sale of common stock, $4,640 excess tax benefits from stock option exercises and $19,388 net borrowings on revolving credit facilities. During fiscal 2006, net cash used in financing activities included the repurchase of our common stock for $41,819 and the payment of dividends of $18,383. As in the current year, cash used in fiscal 2006 was partially offset by proceeds from the exercise of stock options and the sale of common stock of $20,622, $4,743 excess tax benefits from stock option exercises and $5,120 net borrowings on revolving credit facilities.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. During fiscal 2007, the Company repurchased 4,335 shares for $98,413. The total cost of treasury shares at June 30, 2007 is $150,184. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the authority to repurchase up to 2,890 additional shares.

Subsequent to June 30, 2007, the Company's Board of Directors declared a cash dividend of $.065 per share on its common stock payable on September 21, 2007, to stockholders of record on September 7, 2007. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (7.25% at June 30, 2007).  The credit line matures on April 30, 2008. At June 30, 2007, no amount was outstanding.

The Company renewed a credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (8.25% at June 30, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2007.

An unsecured revolving bank credit facility allows short-term borrowing of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2007, the outstanding revolving bank credit facility balance was $70,000. This outstanding balance bears at a weighted average rate of 5.94%.

During fiscal years 2007 and 2006, the Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $1,169, less accumulated depreciation of $264. At June 30, 2007, $631 was outstanding, of which $503 was included in current maturities. Maturities of capital lease payments by fiscal year are $503 in fiscal 2008, $96 in fiscal 2009 and $32 in fiscal 2010.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2007 the Company's total off-balance sheet contractual obligations were $22.6 million. This balance consists of $21.5 million of long-term operating leases for various facilities which expire from 2006 to 2015 and the remaining $1.1 million is for purchase commitments related to property and equipment. The Company also has contingent earn-out obligations of up to $23.6 million to the sellers in three acquisitions completed during fiscal year 2005.  These amounts are payable over one to three years based variously upon gross revenues, net earnings and net operating income achieved by the individual acquired business units.

Contractual obligations by	Less than			More than
period as of June 30, 2007	1 year	1-3 years	3-5 years	5 years	TOTAL

Operating lease obligations	$ 5,528	$ 9,516	$ 3,814	$ 2,591	$ 21,449
Capital lease obligations	503	128	-	-	631
Note payable	70,000	-	-	-	70,000
Purchase obligations	1,132	-	-	-	1,132

Total	$ 77,163	$ 9,644	$ 3,814	$ 2,591	$ 93,212

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. Since there have been no material accounting changes or errors since that time, the adoption did not have a material impact on the Company's results of operations or financial condition.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 was effective for the Company on June 30, 2007. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The adoption of this bulletin did not have a material impact on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.

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

License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements generally include multiple products and services or "elements." None of these elements alone are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

Potential risks and uncertainties which could adversely affect the Company include: the financial health of the financial services industry, our ability to continue or effectively manage growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking or credit union industry, increased government regulation, network or internet security problems, operational problems in our outsourcing facilities and others listed in "Risk Factors" at Item 1A.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	40

Management's Annual Report on Internal Control over Financial Reporting	41

Report of Independent Registered Public Accounting Firm	42

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2007, 2006, and 2005	43

Consolidated Balance Sheets, June 30, 2007 and 2006	44

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2007, 2006, and 2005	45

Consolidated Statements of Cash Flows,
Years Ended June 30, 2007, 2006, and 2005	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedules

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 29, 2007

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

As of the end of the Company's 2007 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company's internal control over financial reporting as of June 30, 2007 was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2007 has been audited by the Company's independent registered public accounting firm, as stated in their report appearing on the next page, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of June 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Jack Henry & Associates, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated August 29, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 29, 2007

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,
	2007	2006	2005

REVENUE
License	$ 76,403	$ 84,014	$ 82,374
Support and service	503,317	425,661	364,076
Hardware	88,342	82,530	89,413

Total	668,062	592,205	535,863

COST OF SALES
Cost of license	4,277	2,717	5,547
Cost of support and service	312,138	272,383	244,097
Cost of hardware	65,469	60,658	63,769

Total	381,884	335,758	313,413

GROSS PROFIT	286,178	256,447	222,450

OPERATING EXPENSES
Selling and marketing	51,045	50,007	46,630
Research and development	35,962	31,874	27,664
General and administrative	40,617	35,209	29,087

Total	127,624	117,090	103,381

OPERATING INCOME	158,554	139,357	119,069

INTEREST INCOME (EXPENSE)
Interest income	3,406	2,066	1,162
Interest expense	(1,757)	(1,355)	(388)

Total	1,649	711	774

INCOME BEFORE INCOME TAXES	160,203	140,068	119,843

PROVISION FOR INCOME TAXES	55,522	50,145	44,342

NET INCOME	$ 104,681	$ 89,923	$ 75,501

Diluted net income per share	$ 1.14	$ 0.96	$ 0.81

Diluted weighted average shares outstanding	92,032	93,787	92,998

Basic net income per share	$ 1.16	$ 0.98	$ 0.83

Basic weighted average shares outstanding	90,155	91,484	90,891

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	JUNE 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 88,617	$ 74,139
Investments, at amortized cost	989	2,181
Receivables	209,242	180,295
Prepaid expenses and other	24,130	24,402
Prepaid cost of product	24,147	22,228
Deferred income taxes	3,260	3,165

Total current assets	350,385	306,410

PROPERTY AND EQUIPMENT, net	249,882	251,632

OTHER ASSETS:
Prepaid cost of product	15,009	15,191
Computer software, net of amortization	59,190	43,840
Other non-current assets	10,754	9,285
Customer relationships, net of amortization	61,248	63,162
Trade names	4,009	4,009
Goodwill	248,863	212,538

Total other assets	399,073	348,025

Total assets	$ 999,340	$ 906,067

LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 11,481	$ 14,525
Accrued expenses	34,920	29,012
Accrued income taxes	17,882	3,312
Note payable and current maturities of capital leases	70,503	50,241
Deferred revenues	195,691	166,402

Total current liabilities	330,477	263,492

LONG TERM LIABILITIES:
Deferred revenues	16,865	19,317
Deferred income taxes	53,290	47,430
Other long-term liabilities, net of current maturities	343	616

Total long term liabilities	70,498	67,363

Total liabilities	400,975	330,855

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 06/30/07 were 96,203,030
Shares issued at 06/30/06 were 93,955,663	962	939
Additional paid-in capital	262,742	224,195
Retained earnings	484,845	401,849
Less treasury stock at cost 7,100,967 shares
at 06/30/07, 2,766,062 shares at 06/30/06	(150,184)	(51,771)

Total stockholders' equity	598,365	575,212

Total liabilities and stockholders' equity	$ 999,340	$ 906,067

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,
	2007	2006	2005

PREFERRED SHARES:	-	-	-

COMMON SHARES:
Shares, beginning of year	93,955,663	92,050,778	90,519,856
Shares issued upon exercise of stock options	2,218,395	1,869,659	1,381,085
Shares issued for Employee Stock Purchase Plan	28,972	35,226	32,111
Shares issued in acquisition	-	-	117,726

Shares, end of year	96,203,030	93,955,663	92,050,778

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$ 939	$ 920	$ 905
Shares issued upon exercise of stock options	23	19	14
Shares issued in acquisition	-	-	1

Balance, end of year	$ 962	$ 939	$ 920

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$ 224,195	$ 195,878	$ 175,706
Shares issued upon exercise of stock options	28,557	19,909	14,250
Shares issued for Employee Stock Purchase Plan	632	694	780
Shares issued in acquisition	-	-	2,240
Tax benefit on exercise of stock options	8,355	7,260	6,858
Stock-based compensation expense	1,003	454	-
Cost of treasury shares reissued	-	-	(3,956)

Balance, end of year	$ 262,742	$ 224,195	$ 195,878

RETAINED EARNINGS:
Balance, beginning of year	$ 401,849	$ 330,308	$ 271,433
Net income	104,681	89,924	75,501
Reissuance of treasury shares	-	-	(1,170)
Dividends (2007- $0.24 per share;
2006-$0.20 per share; 2005-$0.17 per share)	(21,685)	(18,383)	(15,456)

Balance, end of year	$ 484,845	$ 401,849	$ 330,308

TREASURY STOCK:
Balance, beginning of year	$ (51,771)	$ (9,952)	$ (5,126)
Purchase of treasury shares	(98,413)	(41,819)	(9,952)
Reissuance of treasury shares upon
exercise of stock options	-	-	4,970
Reissuance of treasury shares for
Employee Stock Purchase Plan	-	-	156

Balance, end of year	$ (150,184)	$ (51,771)	$ (9,952)

TOTAL STOCKHOLDERS' EQUITY	$ 598,365	$ 575,212	$ 517,154

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED JUNE 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 104,681	$ 89,923	$ 75,501

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	36,427	33,442	29,795
Amortization	14,527	10,332	9,116
Deferred income taxes	4,239	8,291	5,275
Expense for stock-based compensation	1,003	454	-
Loss on property and equipment	167	269	1,058
Other, net	(15)	-	-

Changes in operating assets and liabilities, net of acquisitions:
Receivables	(28,853)	30,413	(35,017)
Prepaid expenses, prepaid cost of product, and other	(2,987)	(18,624)	(7,015)
Accounts payable	(3,050)	(1,636)	5,160
Accrued expenses	5,667	3,450	3,303
Income taxes	17,865	2,563	4,190
Deferred revenues	24,576	10,561	16,909

Net cash from operating activities	174,247	169,438	108,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(39,307)	(20,745)	(119,501)
Capital expenditures	(34,202)	(45,396)	(58,046)
Purchase of investments	(3,603)	(4,519)	(4,976)
Proceeds from sale of property and equipment	25	4,255	170
Proceeds from investments	4,810	5,037	5,000
Computer software developed	(20,743)	(16,079)	(7,846)
Other, net	109	257	137

Net cash from investing activities	(92,911)	(77,190)	(185,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
exercise of stock options	28,580	19,928	14,264
Proceeds from sale of common stock, net	632	694	781
Note payable, net	19,388	5,120	45,000
Excess tax benefits from stock-based compensation	4,640	4,743	-
Purchase of treasury stock	(98,413)	(41,819)	(9,952)
Dividends paid	(21,685)	(18,383)	(15,456)

Net cash from financing activities	(66,858)	(29,717)	34,637

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 14,478	$ 62,531	$ (42,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$ 74,139	$ 11,608	$ 53,758

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 88,617	$ 74,139	$ 11,608

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems and services that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide with computer equipment ("hardware"), by providing the conversion and software implementation services for financial institutions to utilize JHA software systems, and by providing other related services. JHA provides continuing support and services to customers using in-house or outsourced systems.

CONSOLIDATION

The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant intercompany accounts and transactions have been eliminated.

STOCK-BASED COMPENSATION

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment", ("SFAS 123(R)"), a revision of SFAS 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), using the modified prospective application transition method. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the consolidated statements of income. The Company will continue to use the Black-Scholes option pricing model used under SFAS 123 for the purposes of determining compensation expense related to options granted. The adoption of SFAS 123(R) did not have a significant impact on our financial position or our results of operations. Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has calculated its additional paid in capital pool ("APIC pool") based on the actual income tax benefits received from exercises of stock options granted after the effective date of SFAS 123 using the long method. The APIC pool is available to absorb any tax deficiencies subsequent to the adoption of SFAS 123(R). At June 30, 2007, the APIC pool was $35,570.

Prior to July 1, 2005, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation expense was recorded for stock options. The Company provides below the pro forma net income disclosures required by SFAS No. 123.

Year Ended June 30,
2005

Net income, as reported		$ 75,501

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects		1,614
Pro forma net income		$ 73,887

Diluted net income per share	As reported	$ 0.81
	Pro forma	$ 0.79

Basic net income per share	As reported	$ 0.83
	Pro forma	$ 0.81

If the Company had adopted SFAS 123(R) for fiscal year 2005, net cash from financing activities would have been increased by $4,084 for the year ended June 30, 2005 and net cash from operating activities would have decreased by $4,084 for the same period.

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

The weighted-average fair value of options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was $10.43, $10.13, and $6.97, respectively. The only options granted during fiscal 2007 and fiscal 2006 were to non-employee members of the Company's board of directors. The assumptions used in estimating fair value and resulting compensation expenses are as follows:

	Year Ended June 30,
	2007	2006	2005

Weighted Average Assumptions:
Expected life (years)	7.41	7.65	3.53
Volatility	37%	42%	48%
Risk free interest rate	4.7%	4.4%	3.1%
Dividend yield	0.96%	0.89%	0.88%

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

Our pre-tax operating income for the years ended June 30, 2007 and 2006 includes $1,003 and $454 of stock-based compensation costs, respectively.

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

The amortized cost of held-to-maturity securities is $989 and $2,181 at June 30, 2007 and 2006, respectively. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

COMPREHENSIVE INCOME

Comprehensive income for each of the years ended June 30, 2007, 2006 and 2005 equals the Company's net income.

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

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2006, there were 2,766 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,225 shares. On August 25, 2006, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. During fiscal 2007, the Company repurchased 4,335 treasury shares for $98,413. The total cost of treasury shares at June 30, 2007 is $150,184. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the authority to repurchase up to 2,890 additional shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. Since there have been no material accounting changes or errors since that time, the adoption did not have a material impact on the Company's results of operations or financial condition.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 was effective for the Company on June 30, 2007. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The adoption of this bulletin did not have a material impact on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.

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

NOTE 3:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2007	2006	Estimated Useful Life

Land	$ 24,421	$ 18,174
Land improvements	19,809	18,163	5-20 years
Buildings	96,722	90,916	25-30 years
Leasehold improvements	20,838	18,985	5-10 years (1)
Equipment and furniture	155,455	150,665	5-8 years
Aircraft and equipment	42,152	41,499	8-10 years
Construction in progress	7,497	12,637

	366,894	351,039
Less accumulated depreciation	117,012	99,407

Property and equipment, net	$ 249,882	$ 251,632

(1) Lesser of lease term or estimated useful life

At June 30, 2007, the Company had no material commitments to purchase property and equipment. At June 30, 2006, the Company had commitments of approximately $3,400 to purchase property and equipment.

NOTE 4:  OTHER ASSETS

Changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2006, by reportable segments, are:

	Banking	Credit Union
	Systems	Systems and
	and Services	Services	Total

Balance, as of July 1, 2005	$ 166,617	$ 24,798	$ 191,415
Goodwill acquired during the year	21,123	-	21,123

Balance, as of June 30, 2006	187,740	24,798	212,538
Goodwill acquired during the year	36,325	-	36,325

Balance, as of June 30, 2007	$ 224,065	$ 24,798	$ 248,863

The Banking Systems and Services segment additions for fiscal 2007 relate primarily to the acquisition of Margin Maximizer, Inc. The additions for fiscal 2006 relate to the acquisition of Profitstar, Inc., with additional amounts relating to earn-out payments made on earlier acquisitions. See Note 12-Business Acquisitions for further details.

Information regarding other identifiable intangible assets is as follows:

	June 30,
	2007			2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$ 115,369	$ (54,121)	$ 61,248	$ 110,664	$ (47,502)	$ 63,162

Trade names	4,009	-	4,009	4,009	-	4,009

Totals	$ 119,378	$ (54,121)	$ 65,257	$ 114,673	$ (47,502)	$ 67,171

Trade names have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years.

Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from five to ten years.

Following is an analysis of the computer software capitalized:

	Carrying	Accumulated
	Amount	Amortization	Total

Balance, July 1, 2005	$ 37,386	$ (7,898)	$ 29,488
Acquired software	1,872	-	1,872
Disposals	(1,228)	1,228	-
Capitalizated development cost	16,079	-	16,079
Amortization expense	-	(3,599)	(3,599)

Balance, June 30, 2006	54,109	(10,269)	43,840
Acquired software	2,515	-	2,515
Capitalizated development cost	20,743	-	20,743
Amortization expense	-	(7,908)	(7,908)

Balance, June 30, 2007	$ 77,367	$ (18,177)	$ 59,190

Amortization expense for all intangible assets was $14,527, $10,332 and $9,116 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2007, is as follows:

	Customer
Year	Relationships	Software	Total

2008	6,882	11,189	18,071
2009	6,795	10,729	17,524
2010	6,663	9,627	16,290
2011	6,100	8,907	15,007
2012	5,073	4,720	9,793

NOTE 5:  DEBT

The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (7.25% at June 30, 2007).  The credit line matures on April 30, 2008. At June 30, 2007, no amount was outstanding.

The Company renewed a credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the prime rate (8.25% at June 30, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2007.

An unsecured revolving bank credit facility allows short-term borrowing of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2007, the outstanding revolving bank credit facility balance was $70,000. This outstanding balance bears at a weighted average rate of 5.94%

The Company has entered into various capital lease obligations for the use of certain computer equipment totaling $599 and $569 for the years ended June 30, 2007 and 2006, respectively. Those amounts are included in property and equipment and the related depreciation is included in total depreciation expense. At June 30, 2007, $631 was outstanding, of which $503 was included in current maturities. Maturities of capital lease payments by fiscal year are $503 in fiscal 2008, $96 in fiscal 2009 and $32 in fiscal 2010.

The Company paid interest of $1,975, $1,439, and $171 in 2007, 2006, and 2005 respectively. During fiscal 2007, the Company incurred a total of $2,156 of interest, $399 of which was capitalized.

NOTE 6:  LEASE COMMITMENTS

The Company leases certain property under operating leases which expire over the next 15 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes.  There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options.  Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2007, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2008	5,528
2009	5,517
2010	3,999
2011	2,487
2012	1,327
Thereafter	2,591
Total	$ 21,449

Rent expense was $5,797, $5,372, and $4,169 in 2007, 2006, and 2005, respectively.

NOTE 7:  INCOME TAXES

The provision for income taxes consists of the following:

	Year ended June 30,
	2007	2006	2005

Current:
Federal	$ 45,892	$ 38,385	$ 35,221
State	5,391	3,469	3,846

Deferred:
Federal	4,080	7,831	4,982
State	159	460	293

	$ 55,522	$ 50,145	$ 44,342

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2007	2006

Deferred tax assets:
Carryforwards (operating losses)	$ -	$ 601
Expense reserves (bad debts, insurance,
franchise tax and vacation)	2,688	2,531
Intangible assets	-	1,070
Other, net	1,087	802

	3,775	5,004

Deferred tax liabilities:
Accelerated tax depreciation	(23,597)	(25,856)
Accelerated tax amortization	(30,208)	(23,412)

	(53,805)	(49,268)

Net deferred tax liability	$(50,030)	$(44,264)

The deferred taxes are classified on the balance sheets as follows:

	June 30,
	2007	2006

Deferred income taxes (current)	$ 3,260	$ 3,165
Deferred income taxes (long-term)	(53,290)	(47,430)
	$ (50,030)	$ (44,265)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2007	2006	2005

Computed "expected" tax expense (benefit)	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes,
net of federal income tax benefits	2.3%	2.0%	2.2%
Research and development credit	-2.7%	-1.0%	-1.5%
Permanent book/tax differences	0.0%	-0.5%	0.5%
Other (net)	0.1%	0.3%	0.7%

	34.7%	35.8%	37.0%

The decrease in the effective income tax rate for fiscal 2007 is primarily due to the renewal of the Research and Experimentation Credit retroactive to January 1, 2006, which required the recording of an additional six months of credit during fiscal year 2007 related to fiscal year 2006. This created a significant tax benefit (approximately $3,000 additional benefit over the prior year) for fiscal 2007.

Net operating loss carryforwards of $1,623 (from acquisitions) expire through the year 2024. All of this amount is available for use in the Company's June 30, 2007 federal income tax returns. The Company paid income taxes of $28,887, $34,301, and $34,891 in 2007, 2006, and 2005, respectively.

The Company's federal income tax returns for the years ended June 30, 2006 and 2005 are currently under examination by the Internal Revenue Service ("IRS").

NOTE 8:  INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2007 and 2006) are maintained for potential credit losses.

In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9:  STOCK OPTION PLANS

The Company previously issued options to employees under the 1996 Stock Option Plan ("1996 SOP") and currently issues options to outside directors under the 2005 Non-Qualified Stock Option Plan ("2005 NSOP").

1996 SOP

The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. Terms and vesting periods of the options were determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to four years. Shares of common stock were reserved for issuance under this plan at the time of each grant, which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or 10 years after the date of grant. In October 2002, the stockholders approved an increase in the number of stock options available from 13.0 million to 18.0 million shares. The plan terminated by its terms on October 29, 2006, although options previously granted under the 1996 SOP are still outstanding.

On June 29, 2005, the Board of Directors approved the immediate vesting of all stock options previously granted under the 1996 SOP that had exercised prices higher than the market price on such date (See Note 1).

2005 NSOP

The NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director. As of June 30, 2007, there were 630 shares available for future grants under the plan.

A summary of option plan activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding June 30, 2004	11,384	$ 13.64
Granted	224	18.56
Forfeited	(155)	19.70
Exercised	(1,687)	8.43

Outstanding June 30, 2005	9,766	14.55
Granted	40	18.47
Forfeited	(236)	21.23
Exercised	(1,870)	10.58

Outstanding June 30, 2006	7,700	15.34
Granted	30	21.79
Forfeited	(123)	21.22
Exercised	(2,218)	12.90

Outstanding June 30, 2007	5,389	$ 16.24	$ 51,951

Vested and Expected to Vest June 30, 2007	5,389	$ 16.24	$ 51,951

Exercisable June 30, 2007	5,327	$ 16.21	$ 51,518

As of June 30, 2007, there was $216 of total unrecognized compensation costs related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average period of 0.77 years.

For the year ended June 30, 2005, 306 shares and 10 shares were reissued from treasury stock for shares exercised in the employee stock option plan and the employee stock purchase plan (See Note 11), respectively.

Following is an analysis of stock options outstanding and exercisable as of June 30, 2007:
Range of			Weighted-Average Remaining	Weighted-Average
Exercise Prices	Shares		Contractural Life in Years	Exercise Price
	Outstanding	Exercisable	Outstanding	Outstanding	Exercisable

$ 6.03 - $10.13	542	542	1.62	$ 8.72	$ 8.72
$10.14 - $10.75	200	200	1.18	10.75	10.75
$10.76 - $10.84	1,049	1,049	5.77	10.84	10.84
$10.85 - $16.49	130	130	3.71	12.45	12.45
$16.50 - $16.88	1,931	1,931	2.76	16.88	16.88
$16.89 - $21.25	692	642	4.94	19.84	19.98
$21.26 - $27.15	710	698	4.46	24.66	24.71
$27.16 - $29.63	129	129	3.57	28.45	28.45
$29.64 - $30.00	3	3	3.93	30.00	30.00
$30.01 - $31.00	3	3	4.00	31.00	31.00

$ 6.03 - $31.00	5,389	5,327	3.72	$ 16.24	$ 16.21

Cash received from stock option exercises for the year ended June 30, 2007 was $28,580. The income tax benefits from stock option exercises totaled $8,355 for the year ended June 30, 2007.

The total intrinsic value of options exercised was $22,643 and $19,622 for the fiscal years ended June 30, 2007 and 2006, respectively.

RESTRICTED STOCK PLAN

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of June 30, 2007, no restricted stock has been issued.

NOTE 10:  EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted net income per share:

	Year Ended June 30,

	2007			2006			2005
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic Income Per Share:
Net income available to
common stockholders	$ 104,681	90,155	$ 1.16	$ 89,923	91,484	$ 0.98	$ 75,501	90,891	$ 0.83

Effect of dilutive securities:
Stock options	-	1,877	(0.02)	-	2,303	(0.02)	-	2,107	(0.02)

Diluted Income Per Share:
Net income available to
common stockholders	$ 104,681	92,032	$ 1.14	$ 89,923	93,787	$ 0.96	$ 75,501	92,998	$ 0.81

Stock options to purchase approximately 772 shares for fiscal 2007, 1,505 shares for fiscal 2006, and 1,792 shares for fiscal 2005, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 5% discount. Beginning January 1, 2007, purchase prices for all participants are based on 95% of the closing bid price on or before the 15th day of the month.

The Company has a defined contribution plans for its employees, the 401(k) Retirement Savings Plan (the "Plan"). The plan is subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $7,148, $6,530, and $5,212 for fiscal 2007, 2006, and 2005, respectively.

The Company also had an Employee Stock Ownership Plan (the "ESOP" Plan), which it terminated as of January 1, 2005. No contribution had been made to the ESOP Plan for any of the three most recent fiscal years.

NOTE 12:  BUSINESS ACQUISITIONS

Fiscal 2007 Acquisition:

On November 1, 2006, the Company acquired all of the capital stock of Margin Maximizer Group, Inc., which does business as US Banking Alliance ("USBA"). USBA is a leading provider of loan and deposit pricing software and related consulting services to banks and credit unions. The purchase price for USBA, $34,006 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $(2,147) to working capital, $69 to property and equipment, $2,515 to capitalized software, $4,705 to customer relationships, and $28,864 to goodwill. The capitalized software and customer relationships have weighted-average useful lives of approximately 5 years. The acquired goodwill has been allocated to the bank systems and services segment. The Company and the former shareholders of Margin Maximizer Group, Inc. jointly made a Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. The results of USBA's operations have been included with the Company's from the date of acquisition, November 1, 2006, to the end of the period. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements taken as a whole.

Fiscal 2006 Acquisition:

On November 1, 2005, the Company acquired all of the capital stock of Profitstar, Inc. ("Profitstar"). Profitstar is a leading provider of asset/liability management, risk management, profitability accounting and financial planning software and related services to banks, credit unions and other financial institutions.  The purchase price for Profitstar, $19,317 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($599) to working capital, $1,233 to deferred tax liability, $1,871 to capitalized software, $1,420 to customer relationships, and $19,698 to goodwill.  The acquired goodwill has been allocated to the bank segment. On August 15, 2006, the Company and the former shareholders of Profitstar, Inc. jointly made a IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. This election increased goodwill by a net of $720 due to the elimination of previously recorded deferred tax liabilities and to additional consideration paid to the former shareholders of Profitstar, Inc.

Fiscal 2005 Acquisitions:

On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. The purchase price for Tangent before any earn-out payments, $4,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($140) to working capital, $89 to deferred tax liability, $241 to capitalized software and $4,128 to goodwill.   Contingent purchase consideration may be due based upon Tangent's earnings before interest, depreciation, taxes and amortization. In fiscal 2007 and 2006, $3,125 and $958, respectively, was paid to the former members of Tangent as part of this contingent consideration. These amounts were included in goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax. Remaining purchase consideration of $917 was paid after June 30, 2007 based upon Tangent's earnings before interest, depreciation, amortization and taxes in full settlement of the purchase agreement.

Effective January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions.  The purchase price for Stratika before any earn-out payments, $6,241 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $9 to working capital, $156 to deferred tax liability, $422 to capitalized software and $5,963 to goodwill. Contingent purchase consideration of up to $9,752 may be paid over the next year based upon the net operating income of Stratika. In fiscal 2006, $248 was paid to the former members of Stratika as part of this contingent consideration. This amount was included in goodwill. No amount was paid as part of this contingent consideration during fiscal 2007. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

On December 17, 2004, the Company acquired certain assets of SERSynergy™ ("Synergy"), a division of SER Solutions, Inc. Synergy is a market leader for intelligent document management for financial institutions. The purchase price for Synergy, $34,466 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($3,216) to working capital, $248 to deferred tax liability, $2,541 to capitalized software, $6,145 to customer relationships, and $29,243 to goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

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

On September 1, 2004, the Company acquired Banc Insurance Services, Inc. ("BIS") in Massachusetts. BIS is a provider of turnkey outsourced insurance agency solutions for financial institutions.  The purchase price for BIS before any earn-out payments, $6,700 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $56 to working capital and $6,549 to goodwill. Contingent purchase consideration may be paid over the next three years based upon BIS gross revenues which could result in additional allocations to goodwill of up to $12,931. In fiscal 2007 and 2006, $250 and $219, respectively, was paid to the former owners of BIS as part of this agreement. These amounts were included in goodwill. The acquired goodwill has been allocated to the bank segment and is non-deductible for federal income tax.

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

Pro Forma (unaudited)	Year Ended
	June 30,
	2006	2005
Revenue	$596,305	$563,746

Gross profit	259,338	237,458

Net Income	$ 90,398	$ 79,495

Earnings per share - diluted	$ 0.96	$ 0.85

Diluted shares	93,787	92,998

Earnings per share - basic	$ 0.99	$ 0.87

Basic shares	91,484	90,891

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

	For the Year Ended June 30, 2007
	Bank	Credit Union	Total

REVENUE
License	$ 60,683	$ 15,720	$ 76,403
Support and service	427,507	75,810	503,317
Hardware	69,266	19,076	88,342

Total	557,456	110,606	668,062

COST OF SALES
Cost of license	4,103	174	4,277
Cost of support and service	257,962	54,176	312,138
Cost of hardware	51,227	14,242	65,469

Total	313,292	68,592	381,884

GROSS PROFIT	$ 244,164	$ 42,014	$ 286,178

	For the Year Ended June 30, 2006
	Bank	Credit Union	Total

REVENUE
License	$ 66,165	$ 17,849	$ 84,014
Support and service	354,210	71,451	425,661
Hardware	62,511	20,019	82,530

Total	482,886	109,319	592,205

COST OF SALES
Cost of license	1,671	1,046	2,717
Cost of support and service	221,300	51,083	272,383
Cost of hardware	45,098	15,560	60,658

Total	268,069	67,689	335,758

GROSS PROFIT	$ 214,817	$ 41,630	$ 256,447

	For the Year Ended June 30, 2005
	Bank	Credit Union	Total

REVENUE
License	$ 53,563	$ 28,811	$ 82,374
Support and service	305,696	58,380	364,076
Hardware	69,436	19,977	89,413

Total	428,695	107,168	535,863

COST OF SALES
Cost of license	2,402	3,145	5,547
Cost of support and service	196,140	47,957	244,097
Cost of hardware	48,361	15,408	63,769

Total	246,903	66,510	313,413

GROSS PROFIT	$ 181,792	$ 40,658	$ 222,450

	For the Year Ended June 30,
	2007	2006	2005
Depreciation expense, net
Bank systems and services	$ 34,219	$ 30,818	$ 27,248
Credit Unions systems and services	2,208	2,624	2,547

Total	$ 36,427	$ 33,442	$ 29,795

Amortization expense, net
Bank systems and services	$ 12,070	$ 8,421	$ 7,356
Credit Unions systems and services	2,457	1,911	1,760

Total	$ 14,527	$ 10,332	$ 9,116

Capital expenditures, net
Bank systems and services	$ 33,510	$ 43,681	$ 49,360
Credit Unions systems and services	692	1,715	8,686

Total	$ 34,202	$ 45,396	$ 58,046

	For the Year Ended June 30,
	2007	2006

Property and equipment, net
Bank systems and services	$ 217,195	$ 217,438
Credit Unions systems and services	32,687	34,194

Total	$ 249,882	$ 251,632

Identified intangible assets, net
Bank systems and services	$ 321,096	$ 271,259
Credit Unions systems and services	52,214	52,290

Total	$ 373,310	$ 323,549

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14: SUBSEQUENT EVENTS

On July 10, 2007, the Company announced that it completed its acquisition of all of the capital stock of Gladiator Technology Services, Inc., an Atlanta, Georgia-based provider of technology security services for financial institutions for $17,632 paid in cash.

On August 27, 2007, the Company's Board of Directors declared a quarterly cash dividend of $.065 per share of common stock, payable on September 21, 2007 to shareholders of record on September 7, 2007.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 15,539	$ 21,173	$ 15,345	$ 24,346	$ 76,403
Support and service	115,577	124,235	130,282	133,223	503,317
Hardware	19,499	21,836	23,276	23,731	88,342

Total	150,615	167,244	168,903	181,300	668,062

COST OF SALES
Cost of license	556	778	863	2,080	4,277
Cost of support and service	73,050	77,501	78,932	82,655	312,138
Cost of hardware	13,702	15,977	17,424	18,366	65,469

Total	87,308	94,256	97,219	103,101	381,884

GROSS PROFIT	63,307	72,988	71,684	78,199	286,178

OPERATING EXPENSES
Selling and marketing	11,966	12,973	12,527	13,579	51,045
Research and development	8,516	8,989	9,004	9,453	35,962
General and administrative	9,906	11,407	9,378	9,926	40,617

Total	30,388	33,369	30,909	32,958	127,624

OPERATING INCOME	32,919	39,619	40,775	45,241	158,554

INTEREST INCOME (EXPENSE)
Interest income	1,556	406	658	786	3,406
Interest expense	(216)	(299)	(439)	(803)	(1,757)

Total	1,340	107	219	(17)	1,649

INCOME BEFORE INCOME TAXES	34,259	39,726	40,994	45,224	160,203

PROVISION FOR INCOME TAXES	12,847	11,938	14,614	16,123	55,522

NET INCOME	$ 21,412	$ 27,788	$ 26,380	$ 29,101	$ 104,681

Diluted net income per share	$ 0.23	$ 0.30	$ 0.29	$ 0.32	$ 1.14

Diluted weighted average shares
Outstanding	92,893	92,246	91,753	91,237	92,032

Basic net income per share	$ 0.24	$ 0.31	$ 0.29	$ 0.33	$ .16

Basic weighted average shares
Outstanding	91,056	90,211	89,893	89,459	90,155

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 16,908	$ 20,836	$ 20,566	$ 25,704	$ 84,014
Support and service	99,401	106,524	106,083	113,653	425,661
Hardware	20,674	20,057	18,846	22,953	82,530

Total	136,983	147,417	145,495	162,310	592,205

COST OF SALES
Cost of license	851	1,061	222	583	2,717
Cost of support and service	64,237	66,356	67,962	73,828	272,383
Cost of hardware	15,340	14,517	13,629	17,172	60,658

Total	80,428	81,934	81,813	91,583	335,758

GROSS PROFIT	56,555	65,483	63,682	70,727	256,447

OPERATING EXPENSES
Selling and marketing	11,440	12,300	12,292	13,975	50,007
Research and development	6,749	8,003	8,435	8,687	31,874
General and administrative	7,805	11,130	8,239	8,035	35,209

Total	25,994	31,433	28,966	30,697	117,090

OPERATING INCOME	30,561	34,050	34,716	40,030	139,357

INTEREST INCOME (EXPENSE)
Interest income	443	425	731	467	2,066
Interest expense	(175)	(132)	(590)	(458)	(1,355)

Total	268	293	141	9	711

INCOME BEFORE INCOME TAXES	30,829	34,343	34,857	40,039	140,068

PROVISION FOR INCOME TAXES	11,407	12,707	11,397	14,634	50,145

NET INCOME	$ 9,422	$ 21,636	$ 23,460	$ 25,405	$ 89,923

Diluted net income per share	$ 0.21	$ 0.23	$ 0.25	$ 0.27	$ 0.96

Diluted weighted average shares
Outstanding	93,998	93,637	94,390	93,124	93,787

Basic net income per share	$ 0.21	$ 0.24	$ 0.26	$ 0.28	$ 0.98

Basic weighted average shares
outstanding	91,562	91,352	91,952	91,068	91,484

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

During the fiscal quarter ending June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

See the information under the captions "Election of Directors", "Corporate Governance", "Audit Committee Report", "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 11.  Executive Compensation

See the information under captions "Compensation Discussion and Analysis", "Executive Compensation", "Compensation Committee Report", "Corporate Governance", and "Director Compensation" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under the captions "Stock Ownership of Certain Stockholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

See the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

See the information under the captions "Audit Committee Report" and "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

-    Report of Independent Registered Public Accounting Firm

-    Consolidated Statements of Income for the Years Ended June 30, 2007, 2006 and 2005

-    Consolidated Balance Sheets as of June 30, 2007 and 2005

-    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
        June 30, 2007, 2006 and 2005

-    Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006
        and 2005

-    Notes to the Consolidated Financial Statements

(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) All exhibits not attached hereto are incorporated by reference to a prior filing as indicated

Index to Exhibits
Exhibit No.	Description
3.1.7	Restated Certificate of Incorporation, attached as Exhibit 3.1.7 to the Company's Annual Report on Form 10-K for the Year ended June 30, 2003.
3.2.1	Restated and Amended Bylaws, attached as Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 6, 2006.
10.1	The Company's 1987 Stock Option Plan, as amended as of October 27, 1992, attached as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.
10.3	The Company's 1995 Non-Qualified Stock Option Plan, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.
10.8

Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.9	The Company's 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1997.
10.20	Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.20 to the Company's Current Report on Form 8-K filed April 21, 2005.
10.21	Amendment to the Company's 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2005.
10.22	2006 Executive Bonus Plan, attached as Exhibit 10.22 to the Company's Current Report on Form 8-K filed September 2, 2005.
10.23	2006 General Manager Bonus Plan, attached as Exhibit 10.23 to the Company's Current Report on Form 8-K filed September 2, 2005.
10.24	Form of Termination Benefits Agreement, attached as Exhibit 10.24 to the Company's Current Report on Form 8-K filed September 2, 2005.
10.25	2007 Executive Bonus Plan, attached as Exhibit 10.25 to the Company's Current Report on Form 8-K filed September 5, 2006.
10.26	2007 General Manager Bonus Plan, attached as Exhibit 10.26 to the Company's Current Report on Form 8-K filed September 5, 2006.
10.27	The Company's Restricted Stock Plan, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed September 12, 2006.
10.28	The Company's 2005 Non-Qualified Stock Option Plan, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed September 12, 2006.
10.29	Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.29 to the Company's Current Report on Form 8-K filed November 6, 2006.
10.30	Second Amendment to Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 31, 2007.
21.1	List of the Company's subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of August, 2007.
JACK HENRY & ASSOCIATES, INC., Registrant

By /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael E. Henry Michael E. Henry	Chairman of the Board and Director	August 29, 2007

/s/ John F. Prim John F. Prim	Chief Executive Officer	August 29, 2007

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 29, 2007

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 29, 2007

/s/ James J. Ellis James J. Ellis	Director	August 29, 2007

/s/ Craig R. Curry Craig R. Curry	Director	August 29, 2007

/s/ Wesley A. Brown Wesley A. Brown	Director	August 29, 2007

/s/ Matthew Flanigan Matthew Flanigan	Director	August 29, 2007

/s/ Marla Shepard Marla Shepard	Director	August 29, 2007

[ Exhibits are omitted, but are available upon request directed to Kevin D. Williams, Chief Financial Officer and Treasurer, at the address set forth on the cover page and are also available in the Form 10-K posted at our investor relations website, www.jackhenry.com/ir/.]