Form 10-Q
period 2007-09-30
HENRY JACK & ASSOCIATES INC
filed 2007-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of October 29, 2007, Registrant has 89,517,395 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC.
	CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2007 and June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months
	Ended September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 4	Submission of Matters to a Vote of Security Holders	18

ITEM 6	Exhibits	19

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2007	June 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 54,527	$ 88,617
Investments, at amortized cost	981	989
Receivables	132,153	209,242
Prepaid expenses and other	23,020	24,130
Prepaid cost of product	23,728	24,147
Deferred income taxes	3,260	3,260

Total current assets	237,669	350,385

PROPERTY AND EQUIPMENT, net	248,486	249,882

OTHER ASSETS:
Prepaid cost of product	12,744	15,009
Computer software, net of amortization	61,944	59,190
Other non-current assets	10,852	10,754
Customer relationships, net of amortization	64,133	61,248
Trade names	4,009	4,009
Goodwill	262,015	248,863

Total other assets	415,697	399,073

Total assets	$ 901,852	$ 999,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,292	$ 11,481
Accrued expenses	29,356	34,920
Accrued income taxes	14,734	17,882
Note payable and current maturities of capital lease	284	70,503
Deferred revenues	159,523	195,691

Total current liabilities	210,189	330,477

LONG TERM LIABILITIES:
Deferred revenues	16,030	16,865
Deferred income taxes	51,208	53,290
Other long-term liabilities, net of current maturities	7,819	343

Total long term liabilities	75,057	70,498

Total liabilities	285,246	400,975

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 09/30/07 were 96,700,137
Shares issued at 06/30/07 were 96,203,030	967	962
Additional paid-in capital	272,280	262,742
Retained earnings	498,726	484,845
Less treasury stock at cost 7,300,967 shares at 09/30/07,
7,100,967 shares at 06/30/07	(155,367)	(150,184)

Total stockholders' equity	616,606	598,365

Total liabilities and stockholders' equity	$ 901,852	$ 999,340

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

REVENUE
License	$ 13,522	$ 15,539
Support and service	138,362	115,577
Hardware	23,442	19,499

Total	175,326	150,615

COST OF SALES
Cost of license	770	556
Cost of support and service	87,736	73,050
Cost of hardware	17,298	13,702

Total	105,804	87,308

GROSS PROFIT	69,522	63,307

OPERATING EXPENSES
Selling and marketing	13,952	11,966
Research and development	9,959	8,516
General and administrative	9,808	9,906

Total	33,719	30,388

OPERATING INCOME	35,803	32,919

INTEREST INCOME (EXPENSE)
Interest income	1,349	1,556
Interest expense	(83)	(216)

Total	1,266	1,340

INCOME BEFORE INCOME TAXES	37,069	34,259

PROVISION FOR INCOME TAXES	13,530	12,847

NET INCOME	$ 23,539	$ 21,412

Diluted net income per share	$ 0.26	$ 0.23

Diluted weighted average shares outstanding	90,833	92,893

Basic net income per share	$ 0.26	$ 0.24

Basic weighted average shares outstanding	89,168	91,056

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 23,539	$ 21,412

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	9,533	9,063
Amortization	4,872	2,855
Deferred income taxes	836	1,995
Expense for stock-based compensation	111	148
(Gain) loss on disposal of property and equipment	245	1
Other, net	(11)	-

Changes in operating assets and liabilities, net of acquisitions:
Receivables	77,733	61,527
Prepaid expenses, prepaid cost of product, and other	4,030	1,718
Accounts payable	(5,307)	(9,174)
Accrued expenses	(5,854)	(4,494)
Income taxes	(1,673)	6,239
Deferred revenues	(38,926)	(29,825)

Net cash from operating activities	69,128	61,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(17,365)	(1,974)
Capital expenditures	(9,673)	(8,117)
Proceeds from sale of property and equipment	2,069	-
Computer software developed	(5,652)	(4,768)
Proceeds from investments	1,000	2,110
Purchase of investments	(981)	(1,638)
Other, net	(72)	34

Net cash from investing activities	(30,674)	(14,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable, net	(69,925)	(50,037)
Purchase of treasury stock	(5,183)	(19,833)
Dividends paid	(5,807)	(5,010)
Excess tax benefits from stock-based compensation	1,141	419
Proceeds from issuance of common stock
upon exercise of stock options	6,987	2,886
Proceeds from sale of common stock, net	243	166

Net cash from financing activities	(72,544)	(71,409)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (34,090)	$ (24,297)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 88,617	$ 74,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 54,527	$ 49,842

Net cash paid for income taxes was $13,227 and $4,194 for the three months ended September 30, 2007 and 2006, respectively. The Company paid interest of $542 and $671 for the three months ended September 30, 2007 and 2006, respectively.

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

STOCK-BASED COMPENSATION

Our pre-tax operating income for the quarters ended September 30, 2007 and 2006 includes $111 and $148 of stock-based compensation costs, respectively.

Changes in stock options outstanding and exercisable are as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2007	5,389	$ 16.24
Granted	-	-
Forfeited	-	-
Exercised	(487)	14.17

Outstanding September 30, 2007	4,902	$ 16.45	$ 46,806

Exercisable September 30, 2007	4,856	$ 16.42	$ 46,473

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of September 30, 2007, 130 shares of restricted stock have been issued; however, none of these shares have vested.

The following table summarizes non-vested share awards as of September 30, 2007, as well as activity for the three months then ended:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at June 30, 2007	-	$ -
Granted	130	24.64
Vested	-	-
Forfeited	-	-

Non-vested shares at September 30, 2007	130	$ 24.64

The non-vested shares will be non-voting and will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected dividends to be declared during the restriction period.

At September 30, 2007, there was $147 of compensation expense that has yet to be recognized related to stock options, which will be recognized over a weighted average period of 0.74 years. Related to non-vested restricted stock share awards, there was $3,140 of compensation expense that has yet to be recognized as of September 30, 2007, which will be recognized over a weighted average period of 4.39 years.

COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2007 and 2006 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 additional shares. During the first quarter of fiscal 2008, the Company repurchased 200 treasury shares for $5,183. The total cost of treasury shares at September 30, 2007 is $155,367. At September 30, 2007, there were 7,301 shares remaining in treasury stock and the Company had the authority to repurchase up to 2,690 additional shares.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2007. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2007.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the three-month periods ended September 30, 2007 and 2006.

The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.     ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2007.

ACQUISITION

On July 1, 2007, the Company acquired all of the capital stock of Gladiator Technology Services, Inc. ("Gladiator"). Gladiator is a provider of technology security services for financial institutions. The purchase price for Gladiator, $17,419 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $(454) to working capital, $779 to property and equipment, $4,859 to customer relationships, and $12,235 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. The Company and the former shareholders of Gladiator jointly made a IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the customer relationships and goodwill for tax purposes.

The following unaudited pro forma consolidated financial information is presented as if the acquisitions completed in the current and prior fiscal years had occurred at the beginning of the earliest period presented. This unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three Months Ended
	September 30,
	2007	2006

Revenue	$ 175,326	$ 153,661

Gross profit	69,522	65,929

Net Income	$ 23,539	$ 22,350

Earnings per share - diluted	$ .26	$ 0.24
Diluted Shares	90,833	92,893

Earnings per share - basic	$ 0.26	$ 0.25
Basic Shares	89,168	91,056

DEBT

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (7.75% at September 30, 2007). The credit line expires March 7, 2008 and is secured by $1,000 of investments. At September 30, 2007, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (6.75% at September 30, 2007).  The credit line matures on April 30, 2008. At September 30, 2007, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At September 30, 2007, no amount was outstanding.

During the prior two fiscal years, the Company has entered into various capital lease obligations for the use of certain computer equipment totaling $1,168. Those amounts are included in property and equipment and the related depreciation is included in total depreciation expense. At September 30, 2007, $455 was outstanding, of which $284 is included in current maturities.

During the quarter ended September 30, 2007, the Company incurred interest totaling $173, $90 of which was capitalized.

COMMITMENTS AND CONTINGENCIES

For fiscal 2008, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses will be paid following the end of the current fiscal year based upon achievement of operating income targets and upon achievement of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee.

The Company has also entered into agreements that provide its executive officers with compensation totaling two years' base salary and bonus in the event the Company terminates the executive without cause within the period from 90 days before to two years after a change in control of the Company.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: decreased net deferred tax liability by $2,914 and retained earnings by $3,850; and increased long term liabilities by $6,764. As of July 1, 2007, the Company had $5,838 of unrecognized tax benefits of which $3,366, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, we had accrued interest and penalties of $1,345 related to uncertain tax positions.

We are currently under audit by the IRS for tax years 2005 through 2007. While it is possible that the audit cycle may conclude in the next 12 months and that the unrecognized tax benefits we have recorded may change, it is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recorded uncertain tax positions.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008. We do not anticipate that the adoption of this Standard will have a material impact on the Company's consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.

NOTE 4.      SHARES USED IN COMPUTING NET INCOME PER SHARE
	Three Months Ended
	September 30,
	2007	2006

Weighted average number of common shares	89,168	91,056
Outstanding - basic

Common stock equivalents	1,665	1,837

Weighted average number of common and common
equivalent shares outstanding - diluted	90,833	92,893

Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2007 and 2006. Stock options have been included in the calculation of income per share to the extent they are dilutive. Non-dilutive stock options to purchase approximately 384 and 1,488 shares for the three-month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 8,919	$ 4,603	$ 13,522	$ 12,598	$ 2,941	$ 15,539
Support and service	117,631	20,731	138,362	97,014	18,563	115,577
Hardware	17,945	5,497	23,442	15,098	4,401	19,499

Total	144,495	30,831	175,326	124,710	25,905	150,615

COST OF SALES
Cost of license	654	116	770	544	12	556
Cost of support and service	73,619	14,117	87,736	59,549	13,501	73,050
Cost of hardware	13,162	4,136	17,298	10,444	3,258	13,702

Total	87,435	18,369	105,804	70,537	16,771	87,308

GROSS PROFIT	$ 57,060	$ 12,462	$ 69,522	$ 54,173	$ 9,134	$ 63,307

	September 30,	June 30,
	2007	2007

Property and equipment, net
Bank systems and services	$ 216,355	$ 217,195
Credit Union systems and services	32,131	32,687

Total	$ 248,486	$ 249,882

Identified intangible assets, net
Bank systems and services	$ 342,689	$ 321,096
Credit Union systems and services	49,412	52,214

Total	$ 392,101	$ 373,310

NOTE 6.     SUBSEQUENT EVENTS

Effective October 1, 2007, the Company completed its acquisition of all of the capital stock of Texas-based AudioTel Corporation for $32,000 paid in cash. In addition, contingent purchase consideration of up to $3,000,000 may be due based upon AudioTel's net operating income over the two-year period ending September 30, 2009. AudioTel provides remittance, merchant capture, check imaging, document imaging and management, and telephone and Internet banking solutions.

On October 30, 2007, the Company's Board of Directors declared a quarterly cash dividend of $.065 per share of common stock, payable on December 4, 2007, to shareholders of record on November 14, 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 23 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2007 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2007, to the prior year three-month period ended September 30, 2006.

REVENUE

License Revenue	Three Months Ended
	September 30,		% Change
	2007	2006

License	$ 13,522	$ 15,539	-13%
Percentage of total revenue	8%	10%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The reduction in license revenue for the quarter compared to the same quarter a year ago is mainly attributable to the banking systems and services segment. When compared to last year, several of our software solutions experienced a decrease in license revenue, particularly within our complementary products. Those products that had the most significant decreases included Yellow Hammer Fraud Detective™ (our fraud detection/prevention solution) and Synergy Enterprise Content Management (our modular ECM solution). During the first quarter of fiscal 2007, Synergy experienced unusually strong revenue and appears to have returned to historically normal levels in the first quarter of fiscal 2008.

A significant portion of the decrease in license revenue can be attributed to the continuing shift in demand from banks and credit unions from an in-house delivery to our outsourcing services, which do not require software license agreements. Another contributing factor is the high market penetration we have with several of our products which has caused us to anticipate reduced license sales for these products compared to prior years.
Support and Service Revenue	Three Months Ended
	September 30,		% Change
	2007	2006

Support and service	$ 138,362	$ 115,577	+20%
Percentage of total revenue	79%	77%

Quarter Over Quarter Change	$ Change	% Change

In-House Support & Other Services	$ 7,604	+14%
EFT Support	10,048	+46%
Outsourcing Services	3,458	+13%
Implementation Services	1,675	+12%
Total Increase	$ 22,785

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in all of the support and service revenue components for the quarter ended September 30, 2007. In-house support and other services increased partially as a result of recent acquisitions and partially as a result of new license agreements for which implementation was completed during the period since the first quarter of fiscal 2007. In addition, because annual maintenance fees are based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage and dollar growth. Outsourcing services for banks and credit unions continue to drive revenue growth at a strong pace as we add new bank and credit union customers and increase volume. The growth in implementation services revenue is primarily due to an increase in merger conversions for existing customers that acquired other financial institutions.
Hardware Revenue	Three Months Ended
	September 30,		% Change
	2007	2006

Hardware	$ 23,442	$ 19,499	+20%
Percentage of total revenue	13%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased mainly due to an increase in the number of hardware systems and components delivered in the current quarter compared to a year ago. In particular, there has been a significant increase in revenue from hardware components used in our remote deposit capture product for imaging and exchanging of checks. There was also significant growth in revenue related to IBM System i upgrades.

BACKLOG

Our backlog increased 7% at September 30, 2007 to $237,600 ($64,000 in-house and $173,600 outsourcing) from $222,400 ($69,700 in-house and $152,700 outsourcing) at September 30, 2006.

COST OF SALES AND GROSS PROFIT

Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item processing centers providing services for our outsourced customers, EFT processing services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.
Cost of Sales and Gross Profit	Three Months Ended
	September 30,		% Change
	2007	2006

Cost of License	$ 770	$ 556	+38%
Percentage of total revenue	<1%	<1%

License Gross Profit	$ 12,752	$ 14,983	-15%
Gross Profit Margin	94%	96%

Cost of support and service	$ 87,736	$ 73,050	+20%
Percentage of total revenue	50%	49%

Support and Service Gross Profit	$ 50,626	$ 42,527	+19%
Gross Profit Margin	37%	37%

Cost of hardware	$ 17,298	$ 13,702	+26%
Percentage of total revenue	10%	9%

Hardware Gross Profit	$ 6,144	$ 5,797	+6%
Gross Profit Margin	26%	30%

TOTAL COST OF SALES	$ 105,804	$ 87,308	+21%
Percentage of total revenue	60%	58%

TOTAL GROSS PROFIT	$ 69,522	$ 63,307	+10%
Gross Profit Margin	40%	42%

Cost of license increased for the current quarter due to greater third party reseller agreement software vendor costs. Cost of support and service increased due to additional headcount and depreciation expense for new facilities and equipment as compared to last year. Cost of hardware increased due to an increase in hardware sales. Also, hardware incentives and rebates received from vendors fluctuate quarterly due to changing thresholds established by the vendors.

Gross margin on license revenue decreased to 94% for the current quarter compared to 96% in the same quarter last year due to an increase in third party software sales and the related costs. The gross margin on third party software is significantly lower than on our owned products. The gross profit margin remained at 37% in support and service. Hardware gross margin in the first quarter of fiscal 2008 decreased to 26% from 30% in the first quarter of fiscal 2007, primarily due to sales mix and decreased incentives and rebates received from vendors during the quarter.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended
	September 30,		% Change
	2007	2006

Selling and marketing	$ 13,952	$ 11,966	+17%
Percentage of total revenue	8%	8%

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

For the three months ended September 30, 2007, selling and marketing expenses increased mainly due to increasing personnel costs, particularly commission expenses related to the increase in support and service revenue. Selling and marketing expense remained even as a percentage of sales compared to the first quarter of last fiscal year at 8%.
Research and Development	Three Months Ended
	September 30,		% Change
	2007	2006

Research and development	$ 9,959	$ 8,516	+17%
Percentage of total revenue	6%	6%

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

Research and development expenses increased 17% over last year's first quarter primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products; however, they remained at 6% of total revenue for each period.

General and Administrative	Three Months Ended
	September 30,		% Change
	2007	2006

General and administrative	$ 9,808	$ 9,906	-1%
Percentage of total revenue	6%	7%

General and administrative expense decreased for the quarter consistent with a decrease in headcount within our general and administrative functions, cost control efforts related to our annual user group meeting and a decrease in depreciation expense during the first quarter of fiscal 2008. General and administrative expenses decreased in the initial quarter of fiscal 2008 by 1% and decreased as a percentage of sales from 7% in last year's quarter to 6% in the current quarter.

INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2007 reflects a decrease of $74 when compared to the same period last year. Interest income decreased $207 due to lower average cash, cash equivalent and investment balances. Interest expense decreased $133, due to fluctuations in the average outstanding balance and interest rates on the revolving bank credit facility, which as of September 30, 2007 was paid in full.

PROVISION FOR INCOME TAXES - The provision for income taxes was $13,530 for the three months ended September 30, 2007 compared with $12,847 for the same period last year.  For the current fiscal year, the rate of income taxes is currently estimated at 36.5% of income before income taxes compared to 37.5% as reported for the same quarter in fiscal 2007. As of the end of the first quarter of fiscal 2007, the Research and Experimentation Credit had expired and was not included in determining our provision for income taxes for that period. The Credit was subsequently renewed through December 31, 2007 and has been considered in determining the provision for income taxes for the current quarter.

NET INCOME - Net income increased 10% for the three months ended September 30, 2007. Net income for the first quarter of fiscal 2008 was $23,539 or $0.26 per diluted share compared to $21,412 or $0.23 per diluted share in the same period last year.

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

Bank Systems and Services
	Three Months Ended September 30,		Percent Change
	2007	2006

Revenue	$ 144,495	$ 124,710	16%
Gross Profit	$ 57,060	$ 54,173	5%

Gross Profit Margin	39%	43%

Revenue growth in bank systems and services is primarily due to continued growth in support and service revenue, particularly EFT support which experienced 47% growth compared to the same quarter a year ago. Gross profit margin decreased compared to the first quarter of fiscal 2007 since a decrease in license revenue, which carries the highest margin, more than offset the increases in margin driven by increases in support and service and hardware revenue.
Credit Union Systems and Services
	Three Months Ended September 30,		Percent Change
	2007	2006

Revenue	$ 30,831	$ 25,905	19%
Gross Profit	$ 12,462	$ 9,134	36%

Gross Profit Margin	40%	35%

Revenue in the credit union system and services segment grew in the support and service component directly relating to maintenance for in-house and outsourced customers and EFT support, which continues to expand in our credit union segment. This increase in support and services revenue was supplemented by increases in license and hardware revenue. License revenue was impacted by an increase in the number of and size of core product license agreements in comparison to the same period last year. Hardware revenue increased slightly due to sales mix and the amount of hardware shipped during the quarter. Credit union gross profit increased from the prior year and the gross profit margin increased from 35% in last year's quarter to 40% in the current quarter. This increase in gross profit is attributable to the increase in license revenue which has substantially higher margins than the other revenue components.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $54,527 at September 30, 2007, from $88,617 at June 30, 2007 and increased from $49,842 at September 30, 2006. The decrease in the cash balance from June 30, 2007 is primarily due to the repayment of short term obligations and the acquisition of Gladiator Technology Services, Inc.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Three months ended September 30,
	2007	2006

Net income	$ 23,539	$ 21,412
Non-cash expenses	15,586	14,062
Change in receivables	77,733	61,527
Change in deferred revenue	(38,926)	(29,825)
Change in other assets and liabilities	(8,804)	(5,711)

Net cash provided by operating activities	$ 69,128	$ 61,465

The increase in cash provided by operating activities is primarily attributable to an increase in billing, particularly related to fiscal 2008 annual maintenance which was billed near the end of the quarter ended June 30, 2007. While a large portion of these annual billings are typically collected within the first quarter of each fiscal year, the increase in the current fiscal year's billing compared to last year has resulted in increased operating cash flows for the current quarter.

Cash used in investing activities for the current quarter totaled $30,674. The largest use of cash was for acquisition activity, including the acquisition of Gladiator Technology Services, Inc., totaling $17,365. Other major uses of cash included $9,673 of capital expenditures for facilities and equipment and $5,652 for the development of software. In the first quarter of fiscal 2007, cash used in investing activities totaled $14,353 and included $8,117 in capital expenditures and $4,768 for the development of software.

Financing activities used cash of $72,544 during the current quarter. Cash was used to repay short-term borrowings of $70,000; $5,183 was used to purchase treasury stock, and $5,807 was used to fund dividends paid to stockholders. Cash used was partially offset by $8,371 from the proceeds for the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock. In the first quarter of last year, financing activities used cash of $71,409, including repayments of short-term borrowings of $50,000, $19,833 used to repurchase shares of our common stock and $5,010 used to pay dividends. Cash used in the prior year quarter was partially offset by $3,471 from the proceeds for the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $9,673 and $8,117 for the three-month periods ended September 30, 2007 and 2006, respectively, were made primarily for additional equipment and the development or improvement of facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2008.

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (7.75% at September 30, 2007). The credit line expires March 7, 2008 and is secured by $1,000 of investments. At September 30, 2007, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (6.75% at September 30, 2007).  The credit line matures on April 30, 2008. At September 30, 2007, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus ½% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At September 30, 2007, no amount was outstanding.

During the prior two fiscal years, the Company has entered into various capital lease obligations for the use of certain computer equipment totaling $1,168. Those amounts are included in property and equipment and the related depreciation is included in total depreciation expense. At September 30, 2007, $455 was outstanding, of which $284 is included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 additional shares. During the first quarter of fiscal 2008, the Company repurchased 200 treasury shares for $5,183. The total cost of treasury shares at September 30, 2007 is $155,367. At September 30, 2007, there were 7,301 shares remaining in treasury stock and the Company had the authority to repurchase up to 2,690 additional shares.

Subsequent to September 30, 2007, the Company's Board of Directors declared a cash dividend of $.065 per share on its common stock payable on December 4, 2007, to stockholders of record on November 14, 2007. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

Critical Accounting Policies

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2007.

Our accounting policy for income taxes was modified during the first quarter of fiscal 2008 due to the adoption of FIN 48. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Forward Looking Statements

The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

CONCLUSION

The Company's results of operations and its financial position continue to be strong with increased earnings and increased gross profit for the three months ended September 30, 2007. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.

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

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II.      OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased during the quarter ended September, 30, 2007:
Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1 - July 31, 2007	-	$ -	-	2,889,649
August 1-31, 2007	-	$ -	-	2,889,649
September 1-30, 2007	200,000	$ 25.92	200,000	2,689,649

Total	200,000	$ 25.92	200,000	2,689,649

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on October 30, 2007 for the purpose of electing a board of directors, for approving and amendment to the Company's 2006 Employee Stock Purchase Plan, and for approving the Company's 2007 Annual Incentive Plan. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

	For	Withheld

Michael E. Henry	78,915,709	2,320,065
Jerry D. Hall	77,416,995	3,818,779
James J. Ellis	77,708,954	3,526,820
Craig R. Curry	78,029,352	3,206,422
Wesley A. Brown	79,550,987	1,684,787
Matthew C. Flanigan	80,096,371	1,139,403
Marla K. Shepard	80,182,300	1,053,474
John F. Prim	79,152,093	2,083,681

Two management proposals were also submitted to the stockholders for approval at the Annual Meeting. An amendment to The Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan will allow the Company to make available Common Stock of the Company for purchase by employees at a 15% discount from fair market value. The 2007 Annual Incentive Plan will provide a structure for annual grants of incentive bonus compensation to executives and general managers for the next five fiscal years if certain criteria are met.  The proposals were approved by the following votes:

	For	Against	Abstain

Approve the amendment to the 2006 Employee Stock Purchase Plan	70,642,205	863,997	313,158

Approve the 2007 Annual Incentive Plan	69,605,003	1,784,011	430,346

ITEM 6.     EXHIBITS

31.1	Certification of the Chief Executive Officer dated November 8, 2007.

31.2	Certification of the Chief Financial Officer dated November 8, 2007.

32.1	Written Statement of the Chief Executive Officer dated November 8, 2007.

32.2	Written Statement of the Chief Financial Officer dated November 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
JACK HENRY & ASSOCIATES, INC.

Date: November 8, 2007	/s/ John F. Prim
John F. Prim
Chief Executive Officer

Date: November 8, 2007	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer