Form 10-Q
period 2007-12-31
HENRY JACK & ASSOCIATES INC
filed 2008-02-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

As of January 31, 2008, Registrant has 87,283,310 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC.
	CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2007 and June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	December 31, 2007	June 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 28,136	$ 88,617
Investments, at amortized cost	991	989
Receivables	128,076	209,242
Prepaid expenses and other	26,229	24,130
Prepaid cost of product	21,918	24,147
Deferred income taxes	3,260	3,260

Total current assets	208,610	350,385

PROPERTY AND EQUIPMENT, net	250,236	249,882

OTHER ASSETS:
Prepaid cost of product	11,872	15,009
Computer software, net of amortization	70,281	59,190
Other non-current assets	10,177	10,754
Customer relationships, net of amortization	68,036	61,248
Trade names	4,009	4,009
Goodwill	284,584	248,863

Total other assets	448,959	399,073

Total assets	$ 907,805	$ 999,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 5,963	$ 11,481
Accrued expenses	25,175	34,920
Accrued income taxes	13,979	17,882
Note payable and current maturities of capital leases	25,218	70,503
Deferred revenues	133,827	195,691

Total current liabilities	204,162	330,477

LONG TERM LIABILITIES:
Deferred revenues	14,341	16,865
Deferred income taxes	51,208	53,290
Other long-term liabilities, net of current maturities	7,891	343

Total long term liabilities	73,440	70,498

Total liabilities	277,602	400,975

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 12/31/07 were 97,135,009
Shares issued at 06/30/07 were 96,203,030	971	962
Additional paid-in capital	280,660	262,742
Retained earnings	522,070	484,845
Less treasury stock at cost 8,000,828 shares at 12/31/07,
7,100,967 shares at 06/30/07	(173,498)	(150,184)

Total stockholders' equity	630,203	598,365

Total liabilities and stockholders' equity	$ 907,805	$ 999,340

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

REVENUE
License	$ 23,294	$ 21,173	$ 36,816	$ 36,712
Support and service	145,336	124,235	283,698	239,812
Hardware	23,596	21,836	47,038	41,335

Total	192,226	167,244	367,552	317,859

COST OF SALES
Cost of license	1,770	778	2,540	1,334
Cost of support and service	89,284	77,501	177,020	150,551
Cost of hardware	16,352	15,977	33,650	29,679

Total	107,406	94,256	213,210	181,564

GROSS PROFIT	84,820	72,988	154,342	136,295

OPERATING EXPENSES
Selling and marketing	14,098	12,973	28,050	24,939
Research and development	11,404	8,989	21,363	17,505
General and administrative	13,463	11,407	23,271	21,313

Total	38,965	33,369	72,684	63,757

OPERATING INCOME	45,855	39,619	81,658	72,538

INTEREST INCOME (EXPENSE)
Interest income	339	406	1,688	1,962
Interest expense	(104)	(299)	(187)	(515)

Total	235	107	1,501	1,447

INCOME BEFORE INCOME TAXES	46,090	39,726	83,159	73,985

PROVISION FOR INCOME TAXES	16,939	11,938	30,469	24,785

NET INCOME	$ 29,151	$ 27,788	$ 52,690	$ 49,200

Diluted net income per share	$ 0.32	$ 0.30	$ 0.58	$ 0.53

Diluted weighted average shares outstanding	90,922	92,246	90,878	92,569

Basic net income per share	$ 0.33	$ 0.31	$ 0.59	$ 0.54

Basic weighted average shares outstanding	89,393	90,211	89,281	90,634

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 52,690	$ 49,200

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	19,746	17,890
Amortization	10,376	5,968
Deferred income taxes	836	5,135
Loss on disposal of property and equipment	247	102
Stock- based compensation	479	413
Other, net	(19)	(57)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	82,959	67,131
Prepaid expenses, prepaid cost of product, and other	4,245	3,768
Accounts payable	(5,935)	(6,370)
Accrued expenses	(10,156)	(6,910)
Income taxes	(1,721)	8,028
Deferred revenues	(70,326)	(58,220)

Net cash from operating activities	83,421	86,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(49,026)	(35,980)
Capital expenditures	(21,071)	(15,496)
Computer software developed	(11,651)	(10,094)
Proceeds from sale of equipment	2,069	-
Proceeds from investments	1,000	3,660
Purchase of investments	(981)	(2,552)
Other, net	(72)	-

Net cash from investing activities	(79,732)	(60,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable, net	(44,920)	(25,089)
Purchase of treasury stock	(23,313)	(48,030)
Dividends paid	(11,617)	(9,986)
Excess tax benefits from stock-based compensation	2,688	1,655
Proceeds from issuance of common stock upon
exercise of stock options	12,552	8,995
Proceeds from sale of common stock, net	440	325

Net cash from financing activities	(64,170)	(72,130)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (60,481)	$ (46,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 88,617	$ 74,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 28,136	$ 27,625

Net cash paid for income taxes was $28,666 and $9,933 for the six months ended December 31, 2007 and 2006, respectively. The Company paid interest of $707 and $842 for the six months ended December 31, 2007 and 2006, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended December 31, 2007 and 2006, there was $368 and $265, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2008 and 2007 includes $479 and $413 of stock-based compensation costs, respectively.

Changes in stock options outstanding and exercisable are as follows:
	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2007	5,389	$ 16.24
Granted	50	28.52
Forfeited	(4)	25.39
Exercised	(917)	13.68

Outstanding December 31, 2007	4,518	$ 16.89	$ 35,269

Exercisable December 31, 2007	4,420	$ 16.74	$ 35,019

For the six months ended December 31, 2007 and 2006, the weighted average fair value of options granted was $11.83 and $10.43, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the second quarter.

The assumptions used in this model to estimate fair value and resulting values are as follows:
	Six Months Ended
	December 31,
	2007	2006

Weighted Average Assumptions:
Expected life (years)	7.41	7.41
Volatility	28%	37%
Risk free interest rate	4.1%	4.7%
Dividend yield	0.98%	0.96%

As of December 31, 2007, there was $453 of total unrecognized compensation cost related to unamortized compensation expense related to outstanding options that is expected to be recognized over a weighted-average period of 0.72 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. As of December 31, 2007, 130 shares of restricted stock have been issued, however none of these shares have vested.

The following table summarizes non-vested share awards as of December 31, 2007, as well as activity for the six months then ended:
	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2007	-	$ -
Granted	130	24.64
Vested	-	-
Forfeited	-	-

Non-vested shares at December 31, 2007	130	$ 24.64

The non-vested shares will be non-voting and will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At December 31, 2007, there was $2,899 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 4.13 years.

COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended December 31, 2007 and 2006 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. During the six months ended December 31, 2007, the Company repurchased 900 treasury shares for $23,314. The total cost of treasury shares at December 31, 2007 is $173,498. At December 31, 2007, there were 8,001 shares in treasury stock and the Company had the authority to repurchase up to 1,990 additional shares.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2007. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended June 30, 2007.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2007, and the results of its operations for the three and six-month periods ended December 31, 2007 and 2006 and its cash flows for the six-month periods ended December 31, 2007 and 2006.

The results of operations for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.     ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2007.

ACQUISITIONS

On July 1, 2007, the Company acquired all of the capital stock of Gladiator Technology Services, Inc. ("Gladiator"). Gladiator is a provider of technology security services for financial institutions. The purchase price for Gladiator, $17,425 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $(729) to working capital, $779 to property and equipment, $4,859 to customer relationships, and $12,516 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. The Company and the former shareholders of Gladiator jointly made an IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the customer relationships and goodwill for tax purposes.

On October 1, 2007, the Company acquired all of the capital stock of AudioTel Corporation ("AudioTel"). AudioTel is a provider of remittance, merchant capture, check imaging, document imaging and management, and telephone and internet banking solutions. The purchase price for AudioTel, $32,092 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $(2,510) to working capital, $569 to property and equipment, $6,017 to customer relationships, $5,728 to capitalized software, and $22,288 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. Contingent purchase consideration of up to $3,000 may be due based on AudioTel's operating income over the two-year period ending September 30, 2009. This additional purchase price, if any, will be payable on or before November 15, 2009.

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

Pro Forma (unaudited)	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue	$ 192,226	$ 171,775	$ 370,667	$ 328,148

Gross profit	84,820	75,713	155,681	142,809

Net Income	$ 29,151	$ 27,724	$ 52,776	$ 50,021

Earnings per share - diluted	$ 0.32	$ 0.30	$ 0.58	$ 0.54
Diluted Shares	90,922	92,246	90,878	92,569

Earnings per share - basic	$ 0.33	$ 0.31	$ 0.59	$ 0.55
Basic Shares	89,393	90,211	89,281	90,634

DEBT

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (7.25% at December 31, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. At December 31, 2007, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (6.25% at December 31, 2007). The credit line matures on April 30, 2008. At December 31, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At December 31, 2007, the revolving bank credit facility balance was $25,000.

The company has entered into various capital lease obligations totaling $1,168 for the use of certain computer equipment. Those amounts have been included in property and equipment and the related depreciation is included in total depreciation expense. At December 31, 2007, $351 was outstanding, of which $218 is included in current maturities.

During the six months ended December 31, 2007, the Company incurred interest totaling $416, of which $230 was capitalized.

COMMITMENTS AND CONTINGENCIES

For fiscal 2008, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses will be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee.

The Company has also entered into agreements that provide its executive officers with compensation totaling two years' base salary and bonus in the event the Company terminates the executive without cause within the period from 90 days before to two years after a change in control of the Company.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

We are currently under audit by the IRS for tax years 2005 through 2006. It is possible that the audit cycle may conclude in the next 12 months and that the unrecognized tax benefits we have recorded may change. We anticipate potential changes through the resolution of examinations that could reduce previously recorded unrecognized tax benefits up to $3,000.

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

In September 2006, the FASB issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2008. We do not anticipate that the adoption of this Standard will have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on July 1, 2009. The adoption of SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined.

NOTE 4.      SHARES USED IN COMPUTING NET INCOME PER SHARE
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Weighted average number of common shares
Outstanding - basic	89,393	90,211	89,281	90,634

Common stock equivalents	1,529	2,035	1,597	1,935

Weighted average number of common and common
Equivalent shares outstanding - diluted	90,922	92,246	90,878	92,569

Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2007 and 2006. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 416 and 826 shares and 400 and 1,316 shares for the three and six-month periods ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	December 31, 2007			December 31, 2006
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 16,267	$ 7,027	$ 23,294	$ 16,965	$ 4,208	$ 21,173
Support and service	124,834	20,502	145,336	105,065	19,170	124,235
Hardware	18,929	4,667	23,596	17,846	3,990	21,836

Total	160,030	32,196	192,226	139,876	27,368	167,244

COST OF SALES
Cost of license	1,458	312	1,770	778	-	778
Cost of support and service	75,181	14,103	89,284	63,839	13,662	77,501
Cost of hardware	13,057	3,295	16,352	12,959	3,018	15,977

Total	89,696	17,710	107,406	77,576	16,680	94,256

GROSS PROFIT	$ 70,334	$ 14,486	$ 84,820	$ 62,300	$ 10,688	$ 72,988

	Six Months Ended			Six Months Ended
	December 31, 2007			December 31, 2006
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 25,186	$ 11,630	$ 36,816	$ 29,563	$ 7,149	$ 36,712
Support and service	242,465	41,233	283,698	202,079	37,733	239,812
Hardware	36,875	10,163	47,038	32,944	8,391	41,335

Total	304,526	63,026	367,552	264,586	53,273	317,859

COST OF SALES
Cost of license	2,112	428	2,540	1,321	13	1,334
Cost of support and service	148,800	28,220	177,020	123,388	27,163	150,551
Cost of hardware	26,219	7,431	33,650	23,404	6,275	29,679

Total	177,131	36,079	213,210	148,113	33,451	181,564

GROSS PROFIT	$ 127,395	$ 26,947	$ 154,342	$ 116,473	$ 19,822	$ 136,295

	December 31,	June 30,
	2007	2007

Property and equipment, net
Bank systems and services	$ 218,606	$ 217,195
Credit Union systems and services	31,630	32,687

Total	$ 250,236	$ 249,882

Identified intangible assets, net
Bank systems and services	$ 378,104	$ 321,096
Credit Union systems and services	48,806	52,214

Total	$ 426,910	$ 373,310

NOTE 6.     SUBSEQUENT EVENTS

On February 4, 2008, the Company's Board of Directors declared a quarterly cash dividend of $.075 per share of common stock, payable on March 6, 2008, to shareholders of record on February 19, 2008.

Also on February 4, 2008, the Company's Board of Directors increased its stock repurchase authorization by 5,000 shares, bringing the total authorized for repurchase to 15,000 shares. Through the date of this increase, the Company has repurchased 9,834 shares under these authorizations, leaving 5,166 shares authorized for future repurchases.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 22 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2007 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2007, to the prior year three and six-month periods ended December 31, 2006.

REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

License	$ 23,294	$ 21,173	10%	$ 36,816	$ 36,712	<1%
Percentage of total revenue	12%	13%		10%	12%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The increase in license revenue for the quarter can be primarily attributed to strong sales of Episys®, our flagship core processing system aimed at larger credit unions, compared to the same period a year ago. In addition, sales of Yellow Hammer™ BSA, our new web-based BSA compliance and risk mitigation solution, were strong during the current quarter. This product was not sold until the 3rd quarter of fiscal 2007. These increases for the current quarter have offset decreases from the 1st quarter so that license revenue for the six-months ended December 31, 2007 remained flat in comparison to the first six months of fiscal 2007.

Support and Service Revenue
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Support and service	$ 145,336	$ 124,235	17%	$ 283,698	$ 239,812	18%
Percentage of total revenue	76%	74%		77%	75%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Increase	$ Change	% Increase

In-house support & other services	$ 10,262	+19%	$ 17,865	+17%
EFT support	6,048	+24%	16,096	+34%
Outsourcing services	2,815	+9%	6,273	+11%
Implementation services	1,976	+13%	3,652	+13%

Total Increase	$ 21,101		$ 43,886

Support and service fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services (including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services).

There was strong growth in all support and service revenue components for the second quarter and the first half of fiscal 2008. In-house support and other services increased partially as a result of recent acquisitions. In addition, because annual maintenance fees are usually based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support experienced the largest percentage growth due to increased customer activity and expansion of our customer base. Outsourcing services also continue to grow as we add new customers and increase volume. Implementation services revenue increased primarily due to growth in merger conversions for existing customers that acquired other financial institutions.
Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Hardware	$ 23,596	$ 21,836	8%	$ 47,038	$ 41,335	14%
Percentage of total revenue	12%	13%		13%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased mainly due to an increase in the number of hardware systems and components delivered for the current quarter and the first half of the current year as compared to the same periods last year. In particular, there has been a increase in revenue from hardware components used in our remote deposit capture product for imaging and exchanging checks. There was also strong growth in revenue related to IBM System i upgrades.

BACKLOG

Our backlog increased 7% at December 31, 2007 to $240,200 ($61,600 in-house and $178,600 outsourcing) from $225,300 ($66,200 in-house and $159,100 outsourcing) at December 31, 2006. The current quarter backlog increased 1% from September 30, 2007, where backlog was $237,600 ($64,000 in-house and $173,600 outsourcing).

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

Cost of Sales and Gross Profit	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Cost of License	$ 1,770	$ 778	128%	$ 2,540	$ 1,334	90%
Percentage of total revenue	1%	<1%		1%	<1%

License Gross Profit	$ 21,524	$ 20,395	6%	$ 34,276	$ 35,378	-3%
Gross Profit Margin	92%	96%		93%	96%

Cost of support and service	$ 89,284	$ 77,501	15%	$ 177,020	$ 150,551	18%
Percentage of total revenue	46%	46%		48%	47%

Support and Service Gross Profit	$ 56,052	$ 46,734	20%	$ 106,678	$ 89,261	20%
Gross Profit Margin	39%	38%		38%	37%

Cost of hardware	$ 16,352	$ 15,977	2%	$ 33,650	$ 29,679	13%
Percentage of total revenue	9%	10%		9%	9%

Hardware Gross Profit	$ 7,244	$ 5,859	24%	$ 13,388	$ 11,656	15%
Gross Profit Margin	31%	27%		28%	28%

TOTAL COST OF SALES	$ 107,406	$ 94,256	14%	$ 213,210	$ 181,564	17%
Percentage of total revenue	56%	56%		58%	57%

TOTAL GROSS PROFIT	$ 84,820	$ 72,988	16%	$ 154,342	$ 136,295	13%
Gross Profit Margin	44%	44%		42%	43%

Cost of license increased for the current quarter and the first half of fiscal 2008 due to greater third party reseller agreement software vendor costs. Cost of support and service increased for the quarter and year to date in fiscal 2008 due to additional employee headcount and depreciation expense for new facilities and equipment as compared to last year and was commensurate with the increase in support and service revenue. Cost of hardware increased due to an increase in hardware sales during the current year.

Gross margin on license revenue decreased slightly to 92% for the current quarter and 93% for the first half of the fiscal year compared to 96% for both the same periods last year due to an increase in third party software sales, where the gross margins on third party software are lower than on our owned products. The gross profit increase for the second quarter and year to date in support and service is due to consistent revenue growth. Gross margin for support and service was 39% for the current quarter and 38% for the six-month period, due to a continuing shift in sales mix toward services with slightly higher margins, such as our EFT processing services. Hardware gross margin increased from 27% in the second quarter last year to 31% in the second quarter of the current year due to the mix of hardware equipment delivered during the quarter, but remained at 28% for both the first half of fiscal 2008 and for the first six months of last year.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Selling and marketing	$ 14,098	$ 12,973	9%	$ 28,050	$ 24,939	12%
Percentage of total revenue	7%	8%		8%	8%

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

For the three and six months ended December 31, 2007, selling and marketing expenses increased due to additional headcount plus the related employee costs. Selling and marketing expense remained even as a percentage of revenue year to date compared to the last year at 8%.

Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Research and development	$ 11,404	$ 8,989	27%	$ 21,363	$ 17,505	22%
Percentage of total revenue	6%	5%		6%	6%

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

Research and development expenses increased primarily due to employee related costs from increased headcount for ongoing development of new products and enhancements to existing products. Research and development expenses increased for the first half of fiscal 2008 by 22%; however they remained at 6% of total revenue for both fiscal years to date.

General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

General and administrative	$ 13,463	$ 11,407	18%	$ 23,271	$ 21,313	9%
Percentage of total revenue	7%	7%		6%	7%

General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses increased for the second quarter and for the first half of fiscal 2008, primarily due to growth in labor-related costs and travel-related expenses (such as fuel costs) compared to the same periods last year. General and administrative expenses have remained fairly level as a percentage of revenue (6-7%) for the quarter and year-to-date compared to the same periods a year ago.

INTEREST INCOME (EXPENSE) - Net interest income for the three months ended December 31, 2007 reflects an increase of $128 when compared to the same period last year. Interest income decreased $67, while interest expense decreased $195. Net interest income for the current six month period reflects an increase of $54, with interest income decreasing $274 and interest expense decreasing $328. For both periods, the changes in interest income are due to fluctuating cash and cash equivalent balances while the decreased interest expense is primarily due to an increase in interest capitalization related to on-going capital projects.

PROVISION FOR INCOME TAXES - The provision for income taxes was $16,939 and $30,469 for the three and six-month periods ended December 31, 2007 compared with $11,938 and $24,785 for the same periods last year.  For the current fiscal year, the rate of income taxes is currently estimated at 36.6% of income before income taxes compared to 33.5% as reported for the same periods in fiscal 2007. During the second quarter of fiscal 2007, the Research and Experimentation Credit was renewed retroactive to January 1, 2006. Passage of this legislation had a significant tax benefit (approximately $3,000) in the second quarter of fiscal 2007 since research credits generated from January 1, 2006 through December 31, 2006 were recognized all in that quarter.

NET INCOME - Net income increased 5% for the three months ended December 31, 2007. Net income for the second quarter of fiscal 2008 was $29,151 or $0.32 per diluted share compared to $27,788 or $0.30 per diluted share in the same period last year. Net income also increased for the six-month period ended December 31, 2007 to $52,690 or $0.58 per diluted share compared to $49,200 or $0.53 per diluted share for the same six month period last year.

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

Bank Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Revenue	$ 160,030	$ 139,876	+14%	$ 304,526	$ 264,586	+15%
Gross Profit	$ 70,334	$ 62,300	+13%	$ 127,395	$ 116,473	+9%

Gross Profit Margin	44%	45%		42%	44%

Revenue growth in bank systems and services is primarily due to continued growth in support and service revenue. In particular, revenue for in-house maintenance increased due to maintenance contracts sold for recently acquired software products. In addition, EFT support has increased 23% or $5,071 for the current quarter and 34% or $14,106 year-to-date compared to last year. ATM and debit card transaction processing revenue continues to contribute strong growth; however, some of our newer product offerings, such as Check 21 transaction processing, have experienced the largest percentage growth, period-over-period, for both the current quarter and year-to-date. Bank segment gross profit increased from the last year commensurate with the increase in revenues. Gross profit margins for the quarter and year-to-date have decreased from the prior year correspondent to a decrease in license revenue, which carries a higher profit margin that the other revenue components.

Credit Union Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change
	2007	2006		2007	2006

Revenue	$ 32,196	$ 27,368	+18%	$ 63,026	$ 53,273	+18%
Gross Profit	$ 14,486	$ 10,688	+36%	$ 26,947	$ 19,822	+36%

Gross Profit Margin	45%	39%		43%	37%

Revenue in the credit union system and services segment experienced growth in all revenue components for both the quarter and year-to-date. In particular, the credit union segment experienced a rise in license revenue, representing an increase in both the number and size of core product license agreements in comparison to the same periods a year ago. For both the quarter and year-to-date, credit union gross profit and gross profit margins increased, mostly due to the increase in license revenue, which carries higher margins than other revenue components.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $28,136 at December 31, 2007, from $88,617 million at June 30, 2007 and increased from $27,625 at December 31, 2006. The decrease in the cash balance from June 30, 2007 is primarily due to the acquisition of Gladiator and AudioTel, to the repayment of short term debt obligations, to the purchase of 900 additional shares for the treasury, and to the payment of dividends.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Six months ended December 31,
	2007	2006

Net income	$ 52,690	$ 49,200
Non-cash expenses	31,665	29,451
Change in receivables	82,959	67,131
Change in deferred revenue	(70,326)	(58,220)
Change in other assets and liabilities	(13,567)	(1,484)

Net cash provided by operating activities	$ 83,421	$ 86,078

The decrease in cash provided by operating activities is primarily attributable to cash used to reduce accounts payable and accrued liabilities, including accrued income taxes. During the six months ended December 31, 2007, the net balance in accounts payable and accrued liabilities was reduced by $17,812, compared to a net reduction in those balances of $5,252 during the six months ended December 31, 2006.

Net cash used in investing activities for the current year was $79,732 and included payment for acquisition activity, including the acquisition of both Gladiator and AudioTel, of $49,026, capital expenditures of $21,071, and capitalized software development of $11,651. Cash used for investing activities in the first half of fiscal 2008 was offset by $2,016 net proceeds from the sale of property and equipment, from sale of investments, and other. In the first half of fiscal 2007, net cash used in investing activities of $60,462 consisted mainly of $35,980 payment for acquisitions, $15,496 in capital expenditures and $10,094 for capitalized software development. Cash used for investing activities in the first half of fiscal 2007 was offset by $1,108 net proceeds from investments.

Net cash used in financing activities for the current year of $64,170 included a net repayment of the revolving bank credit facility of $44,920, payment of dividends of $11,617 and the purchase of treasury stock of $23,313. Cash used was offset by proceeds of $15,680 from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation. For the first half of fiscal 2007, cash used in financing activities was $72,130 and consisted of $9,986 for dividends paid, a net repayment of the revolving bank credit facility of $25,089, and $48,030 for the purchase of treasury stock. Cash used in the first half of fiscal 2007 was offset by $10,975 proceeds from the proceeds from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation.

US financial markets and many of the largest US financial institutions have recently been shaken by negative developments in the home mortgage industry and the mortgage markets, and particularly the markets for subprime mortgage-backed securities. While we believe it is too early to predict what effect, if any, these developments may have, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $21,071 and $15,496 for the six-month periods ended December 31, 2007 and 2006, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2008.

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (7.25% at December 31, 2007).  The credit line expires March 7, 2008 and is secured by $1,000 of investments. At December 31, 2007, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (6.25% at December 31, 2007). The credit line matures on April 30, 2008. At December 31, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At December 31, 2007, the revolving bank credit facility balance was $25,000.

The company has entered into various capital lease obligations totaling $1,168 for the use of certain computer equipment. Those amounts have been included in property and equipment and the related depreciation is included in total depreciation expense. At December 31, 2007, $351 was outstanding, of which $218 is included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. During the six months ended December 31, 2007, the Company repurchased 900 treasury shares for $23,314. The total cost of treasury shares at December 31, 2007 is $173,498. At December 31, 2007, there were 8,001 shares in treasury stock and the Company had the authority to repurchase up to 1,990 additional shares.

Subsequent to December 31, 2007, the Company's Board of Directors declared a cash dividend of $.075 per share on its common stock payable on March 6, 2008, to stockholders of record on February 19, 2008. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial condition continues to be favorable.

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

CONCLUSION

The Company's results of operations and its financial position continue to be strong with increased earnings, increased gross profit, for the three and six months ended December 31, 2007. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.

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

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II.      OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

October 1-31, 2007	71,600	$ 25.95	71,600	2,618,049
November 1-30, 2007	348,261	$ 26.26	348,261	2,269,788
December 1-31, 2007	280,000	$ 25.46	280,000	1,989,788

Total	699,861	$ 25.91	699,861	1,989,788

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

ITEM 6.     EXHIBITS

31.1	Certification of the Chief Executive Officer dated February 8, 2008.

31.2	Certification of the Chief Financial Officer dated February 8, 2008.

32.1	Written Statement of the Chief Executive Officer dated February 8, 2008.

32.2	Written Statement of the Chief Financial Officer dated February 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
JACK HENRY & ASSOCIATES, INC.

Date: February 8, 2008	/s/ John F. Prim
John F. Prim
Chief Executive Officer

Date: February 8, 2008	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer