Form 10-Q
period 2008-03-31
HENRY JACK & ASSOCIATES INC
filed 2008-05-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(Address of Principle Executive Offices)
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
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 1, 2008, Registrant has 87,484,430 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2008 and June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and
	Nine Months Ended March 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended March 31, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	20

PART 1.   FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,578	$88,617
Investments, at amortized cost	995	989
Receivables	125,879	209,242
Prepaid expenses and other	24,365	24,130
Prepaid cost of product	20,886	24,147
Deferred income taxes	3,260	3,260

Total current assets	215,963	350,385

PROPERTY AND EQUIPMENT, net	246,233	249,882

OTHER ASSETS:
Prepaid cost of product	10,326	15,009
Computer software, net of amortization	72,508	59,190
Other non-current assets	11,575	10,754
Customer relationships, net of amortization	65,927	61,248
Trade names	4,009	4,009
Goodwill	289,054	248,863

Total other assets	453,399	399,073

Total assets	$915,595	$999,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,397	$11,481
Accrued expenses	26,379	34,920
Accrued income taxes	7,148	17,882
Note payable and current maturities of capital leases	85,190	70,503
Deferred revenues	97,345	195,691

Total current liabilities	223,459	330,477

LONG TERM LIABILITIES:
Deferred revenues	12,295	16,865
Deferred income taxes	63,286	53,290
Other long-term liabilities, net of current maturities	7,780	343

Total long term liabilities	83,361	70,498

Total liabilities	306,820	400,975

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 3/31/08 were 97,301,434
Shares issued at 6/30/07 were 96,203,030	973	962
Additional paid-in capital	284,321	262,742
Retained earnings	542,134	484,845
Less treasury stock at cost
9,900,645 shares at 3/31/08, 7,100,967 shares at 06/30/07	(218,653)	(150,184)

Total stockholders' equity	608,775	598,365

Total liabilities and stockholders' equity	$915,595	$999,340

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUE
License	$18,441	$15,345	$55,257	$52,057
Support and service	149,198	130,282	432,896	370,094
Hardware	20,267	23,276	67,305	64,611

Total	187,906	168,903	555,458	486,762

COST OF SALES
Cost of license	1,739	863	4,279	2,197
Cost of support and service	94,341	78,932	271,362	229,483
Cost of hardware	14,875	17,424	48,525	47,103

Total	110,955	97,219	324,166	278,783

GROSS PROFIT	76,951	71,684	231,292	207,979

OPERATING EXPENSES
Selling and marketing	13,846	12,527	41,896	37,466
Research and development	11,340	9,004	32,702	26,509
General and administrative	9,514	9,378	32,785	30,691

Total	34,700	30,909	107,383	94,666

OPERATING INCOME	42,251	40,775	123,909	113,313

INTEREST INCOME (EXPENSE)
Interest income	267	658	1,955	2,620
Interest expense	(583)	(439)	(770)	(954)

Total	(316)	219	1,185	1,666

INCOME BEFORE INCOME TAXES	41,935	40,994	125,094	114,979

PROVISION FOR INCOME TAXES	15,323	14,614	45,792	39,399

NET INCOME	$26,612	$26,380	$79,302	$75,580

Diluted net income per share	$0.30	$0.29	$0.88	$0.82

Diluted weighted average shares outstanding	88,907	91,753	90,221	92,297

Basic net income per share	$0.30	$0.29	$0.89	$0.84

Basic weighted average shares outstanding	87,615	89,893	88,725	90,387

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$79,302	$75,580

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	30,149	27,096
Amortization	16,096	10,271
Deferred income taxes	8,568	12,169
Expense for stock-based compensation	991	897
Loss on disposal of property and equipment	548	108
Other, net	(29)	(4)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	85,155	65,890
Prepaid expenses, prepaid cost of product, and other	7,324	1,821
Accounts payable	(4,482)	(10,051)
Accrued expenses	(9,075)	(2,281)
Income taxes	(8,204)	(472)
Deferred revenues	(108,873)	(89,599)

Net cash from operating activities	97,470	91,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(49,026)	(39,389)
Capital expenditures	(27,787)	(21,139)
Computer software developed	(17,489)	(15,554)
Proceeds from investments	2,000	3,735
Purchase of investments	(1,974)	(2,614)
Proceeds from sale of property and equipment	2,083	-
Other, net	(106)	101

Net cash from investing activities	(92,299)	(74,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable, net	14,941	(540)
Purchase of treasury stock	(68,469)	(71,369)
Dividends paid	(18,166)	(15,855)
Excess tax benefits from stock-based compensation	2,828	3,355
Proceeds from issuance of common stock upon exercise of
stock options	14,863	20,999
Proceeds from sale of common stock, net	793	436

Net cash from financing activities	(53,210)	(62,974)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(48,039)	$(46,409)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$88,617	$74,139

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,578	$27,730

Net cash paid for income taxes was $42,041 and $24,349 for the nine months ended March 31, 2008 and 2007, respectively. The Company paid interest of $1,119 and $1,056 for the nine months ended March 31, 2008 and 2007, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended March 31, 2008 and 2007, there was $464 and $484, respectively, in compensation expense from equity-based awards. For the first nine months of fiscal 2008 and 2007 compensation expense from equity-based awards was $991 and $897, respectively.

Changes in stock options outstanding and exercisable are as follows:
	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2007	5,389	$16.24
Granted	50	28.52
Forfeited or expired	(5)	24.46
Exercised	(1,067)	13.92

Outstanding March 31, 2008	4,367	$16.94	$35,184

Exercisable March 31, 2008	4,289	$16.79	$35,030

For the nine-months ended March 31, 2008 and 2007, the weighted average fair value of options granted was $11.83 and $10.43, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the Company's second fiscal quarter. All options grants in fiscal 2008 and 2007 were made to independent directors of the Company.

The assumptions used in this model to estimate fair value and resulting values are as follows:

	Nine Months Ended
	March 31,
	2008	2007

Weighted Average Assumptions:
Expected life (years)	7.41	7.41
Volatility	28%	37%
Risk free interest rate	4.1%	4.7%
Dividend yield	0.98%	0.96%

As of March 31, 2008, there was $243 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.61 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions will be lifted over periods ranging from three to seven years from the date of grants. On certain awards, the restrictions may be lifted sooner if certain targets relating to total shareholder return are met. As of March 31, 2008, 133 shares of restricted stock have been issued, however, none of these shares have vested.

The following table summarizes non-vested share awards as of March 31, 2008, as well as activity for the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2007	-	$-
Granted	133	24.64
Vested	-	-
Forfeited	-	-

Non-vested shares at March 31, 2008	133	$24.64

The non-vested shares will be non-voting and will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At March 31, 2008, there was $2,732 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 3.85 years.

COMPREHENSIVE INCOME

Comprehensive income for the three and nine-month periods ended March 31, 2008 and 2007 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. During the nine months ended March 31, 2008, the Company repurchased 2,800 treasury shares for $68,469. On February 4, 2008, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. The total cost of treasury shares at March 31, 2008 is $218,653. At March 31, 2008, there were 9,901 shares in treasury stock and the Company had the authority to repurchase up to 5,090 additional shares.

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

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three and nine-month periods ended March 31, 2008 and 2007 and its cash flows for the nine-month periods ended March 31, 2008 and 2007.

The results of operations for the three and nine-month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.      ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2008.

ACQUISITIONS

On July 1, 2007, the Company acquired all of the capital stock of Gladiator Technology Services, Inc. ("Gladiator"). Gladiator is a provider of technology security services for financial institutions. The purchase price for Gladiator, $17,425 paid in cash, was preliminarily allocated to the assets and liabilities acquired based on then-estimated fair values at the acquisition date, resulting in an allocation of $(729) to working capital, $779 to property and equipment, $4,859 to customer relationships, and $12,516 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. The Company and the former shareholders of Gladiator jointly made an IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the customer relationships and goodwill for tax purposes.

On October 1, 2007, the Company acquired all of the capital stock of AudioTel Corporation ("AudioTel"). AudioTel is a provider of remittance, merchant capture, check imaging, document imaging and management, and telephone and internet banking solutions. The purchase price for AudioTel, $32,092 paid in cash, was preliminarily allocated to the assets and liabilities acquired based upon then-estimated fair values at the acquisition date, resulting in an allocation of $(2,634) to working capital, $569 to property and equipment, $6,017 to customer relationships, $5,728 to capitalized software, $(4,346) to deferred taxes, and $26,758 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment and is non-deductible for tax purposes. Contingent purchase consideration of up to $3,000 may be due based on AudioTel's operating income over the two-year period ending September 30, 2009. This additional purchase price, if any, will be payable on or before November 15, 2009.

The following unaudited pro forma consolidated financial information is presented as if the acquisitions completed in the current and prior fiscal years had occurred at the beginning of the earliest period presented. This unaudited pro forma financial information is provided for illustrative purposed only and should not be relied upon as being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Actual)	(Pro Forma)
Revenue	$187,906	$173,336	$558,574	$501,484

Gross profit	76,951	74,236	232,635	217,045

Net Income	$26,612	$26,759	$79,388	$76,780

Earnings per share - diluted	$0.30	$0.29	$0.88	$0.83
Diluted Shares	88,907	91,753	90,221	92,297

Earnings per share - basic	$0.30	$0.30	$0.89	$0.85
Basic Shares	87,615	89,893	88,725	90,387

DEBT

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.25% at March 31, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. At March 31, 2008, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (4.25% at March 31, 2008). The credit line matures on April 29, 2010. At March 31, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At March 31, 2008, the revolving bank credit facility balance was $85,000.

The Company has entered into various capital lease obligations totaling $1,168 for the use of certain computer equipment. Those amounts have been included in property and equipment and the related depreciation is included in total depreciation expense. At March 31, 2008, $266 was outstanding, of which $190 is included in current maturities.

COMMITMENTS AND CONTINGENCIES

For fiscal 2008, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses will be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager's bonus is contingent upon meeting individualized business unit objectives established by the executive officer to whom the general manager reports.

The Company has also entered into agreements that provide its executive officers with compensation totaling two years' base salary and target bonus in the event the Company terminates the executive without cause within the period from 90 days before to two years after a change in control of the Company. The Company has also entered into agreements that provide its general managers with compensation totaling one year of base salary and target bonus under circumstances identical to those contained in the executive officer agreements.

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

Adopting FIN 48 had the following impact on our financial statements: decreased net deferred tax liability by $2,914 and retained earnings by $3,850; and increased long term liabilities by $6,764. As of July 1, 2007, the Company had $5,838 of unrecognized tax benefits of which $3,366, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, we had accrued interest and penalties of $1,345 related to uncertain tax positions. There have been no significant changes in the recorded amounts since adoption.

The IRS audit for tax years 2005 through 2006 has concluded without material findings; however potential procedural filings with the IRS may cause the unrecognized tax benefits we have recorded to change. We anticipate potential changes through these filings could reduce previously recorded unrecognized tax benefits up to $3,000.

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

NOTE 4.      SHARES USED IN COMPUTING NET INCOME PER SHARE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Weighted average number of common shares
outstanding - basic	87,615	89,893	88,725	90,387

Common stock equivalents	1,292	1,860	1,496	1,910

Weighted average number of common and common
equivalent shares outstanding - diluted	88,907	91,753	90,221	92,297

Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2008 and 2007. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 580 and 661 shares and 525 and 919 shares for the three and nine-month periods ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$13,185	$5,256	$18,441	$13,311	$2,034	$15,345
Support and service	128,170	21,028	149,198	111,492	18,790	130,282
Hardware	15,277	4,990	20,267	17,117	6,159	23,276

Total	156,632	31,274	187,906	141,920	26,983	168,903

COST OF SALES
Cost of license	1,339	400	1,739	861	2	863
Cost of support and service	79,481	14,860	94,341	65,373	13,559	78,932
Cost of hardware	11,311	3,564	14,875	12,817	4,607	17,424

Total	92,131	18,824	110,955	79,051	18,168	97,219

GROSS PROFIT	$64,501	$12,450	$76,951	$62,869	$8,815	$71,684

	Nine Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2007
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$38,371	$16,886	$55,257	$42,875	$9,182	$52,057
Support and service	370,635	62,261	432,896	313,570	56,524	370,094
Hardware	52,152	15,153	67,305	50,062	14,549	64,611

Total	461,158	94,300	555,458	406,507	80,255	486,762

COST OF SALES
Cost of license	3,450	829	4,279	2,182	15	2,197
Cost of support and service	228,281	43,081	271,362	188,761	40,722	229,483
Cost of hardware	37,530	10,995	48,525	36,220	10,883	47,103

Total	269,261	54,905	324,166	227,163	51,620	278,783

GROSS PROFIT	$191,897	$39,395	$231,292	$179,344	$28,635	$207,979

	March 31,	June 30,
	2008	2007

Property and equipment, net
Bank systems and services	$214,932	$217,195
Credit Union systems and services	31,301	32,687

Total	$246,233	$249,882

Identified intangible assets, net
Bank systems and services	$383,298	$321,096
Credit Union systems and services	48,200	52,214

Total	$431,498	$373,310

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 21 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2008 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended, March 31, 2008, to the prior year three and nine-month periods ended March 31, 2007.

REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

License	$ 18,441	$ 15,345	20%	$ 55,257	$ 52,057	6%
Percentage of total revenue	10%	9%		10%	11%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The increase in license revenue for the quarter can be primarily attributed to strong sales of Episys®, our flagship core processing system aimed at larger credit unions, compared to the same period a year ago. In addition, sales of Yellow Hammer™ BSA, our new compliance and risk mitigation solution, were strong during the current quarter. Both of these products have performed well throughout the current fiscal year and continue to be the primary drivers of license revenue growth during fiscal 2008. The growth in these products more than offset decreased license sales of our flagship core processing system aimed at larger banks, Silverlake®, for both the quarter and year-to-date.

Support and Service Revenue
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Support and service	$ 49,198	$ 30,282	15%	$ 432,896	$ 370,094	17%
Percentage of total revenue	79%	77%		78%	76%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Change	$ Change	% Change

In-house support & other services	$7,317	+13%	$25,181	+15%
EFT support	7,923	+28%	24,018	+32%
Outsourcing services	2,799	+9%	9,073	+10%
Implementation services	877	+6%	4,529	+10%

Total Increase	$18,916		$62,801

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

There was strong growth in all support and service revenue components for the third quarter and the first nine months of fiscal 2008. In-house support and other services increased partially as a result of recent acquisitions. In addition, because annual maintenance fees are usually based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support experienced the largest percentage growth due to increased customer activity and expansion of our customer base. Outsourcing services also continue to grow as we add new customers and increase volume. Implementation services revenue increased primarily due to growth in merger conversions for existing customers that acquired other financial institutions.

Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Hardware	$ 20,267	$ 23,276	-13%	$ 67,305	$ 64,611	4%
Percentage of total revenue	11%	14%		12%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered for the current quarter. These decreases have mostly offset revenue gains from the first two quarters of fiscal 2008, when there was an increase in revenue from hardware components used in our remote capture product for imaging and exchanging checks and related to IBM System i upgrades.

BACKLOG

Our backlog increased 12% at March 31, 2008 to $249,000 ($62,000 in-house and $187,000 outsourcing) from $221,200 ($61,400 in-house and $159,800 outsourcing) at March 31, 2007. The current quarter backlog increased 3% compared to December 31, 2007, when backlog was $240,200 ($61,600 in-house and $178,600 outsourcing).

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

Cost of Sales and Gross Profit	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Cost of License	$1,739	$863	102%	$4,279	$2,197	95%
Percentage of total revenue	1%	1%		1%	<1%

License Gross Profit	$16,702	$14,482	15%	$50,978	$49,860	2%
Gross Profit Margin	91%	94%		92%	96%

Cost of support and service	$94,341	$78,932	20%	$271,362	$229,483	18%
Percentage of total revenue	50%	47%		49%	47%

Support and Service Gross Profit	$54,857	$51,350	7%	$161,534	$140,611	15%
Gross Profit Margin	37%	39%		37%	38%

Cost of hardware	$14,875	$17,424	-15%	$48,525	$47,103	3%
Percentage of total revenue	8%	10%		9%	10%

Hardware Gross Profit	$5,392	$5,852	-8%	$18,780	$17,508	7%
Gross Profit Margin	27%	25%		28%	27%

TOTAL COST OF SALES	$110,955	$97,219	14%	$324,166	$278,783	16%
Percentage of total revenue	59%	58%		58%	57%

TOTAL GROSS PROFIT	$76,951	$71,684	7%	$231,292	$207,979	11%
Gross Profit Margin	41%	42%		42%	43%

Cost of license increased for the current quarter and the first nine months of fiscal 2008 due to greater third party software vendor costs. Cost of support and service increased for the quarter and year to date in fiscal 2008 due to additional labor-related costs and depreciation expense for new facilities and equipment as compared to last year and was generally commensurate with the increase in support and service revenue. Cost of hardware decreased due to a decrease in hardware sales during the current quarter but increased slightly year-to-date, which was also consistent with the change in revenues during that period.

Gross margin on license revenue decreased to 91% for the current quarter and to 92% for the first nine months of the fiscal year compared to 94% and 96% for the same periods last year due to an increase in third party software sales, where the gross margins are lower than on our owned products. The gross profit increase for the third quarter and year to date in support and service is due to continued revenue growth. Gross margin for support and service was 37% for both the current quarter and year-to-date, which was lower than the same periods a year ago due to increases in direct processing fees and other 3rd party costs. Hardware gross margin increased from 25% in the third quarter last year to 27% in the third quarter of the current year and increased slightly from 27% to 28% year-to-date; variations are primarily due to sales mix and vendor rebates on hardware delivered.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Selling and marketing	$ 13,846	$ 12,527	11%	$ 41,896	$ 37,466	12%
Percentage of total revenue	7%	7%		8%	8%

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

For the three and nine months ended March 31, 2008, selling and marketing expenses increased due to additional labor-related costs. Selling and marketing expense as a percentage of total revenue for the quarter and year-to-date remained consistent in comparison to the same periods a year ago.

Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Research and development	$ 11,340	$ 9,004	26%	$ 32,702	$ 26,509	23%
Percentage of total revenue	6%	5%		6%	5%

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

Research and development expenses increased primarily due to employee related costs for ongoing development of new products and enhancements to existing products and due to acquisitions. Research and development expenses increased for the third quarter and the first nine months of 2008 by 26% and 23% respectively; likewise, as a percentage of total revenue they increased slightly from 5% to 6% for the third quarter and year-to-date compared to the prior year.

General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

General and administrative	$ 9,514	$ 9,378	1%	$ 32,785	$ 30,691	7%
Percentage of total revenue	5%	6%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased for the third quarter and the first nine months of fiscal year 2008, due to increased employee-related costs and travel-related expenses (such as fuel costs) compared to the same periods a year ago; however, they remained generally level as a percentage of total revenue (5-6%) across all periods.

INTEREST INCOME (EXPENSE) - The Company had net interest expense for the quarter ended March 31, 2008 of $(316) compared to the prior year when it had net interest income of $219. Interest income decreased $391, while interest expense increased $144. Net interest income for the current nine month period reflects a decrease of $481, with interest income decreasing $665 and interest expense decreasing $184. For both periods, the changes in interest income are a result of fluctuating cash and cash equivalent balances while changes in interest expense are primarily due to borrowings on the revolving bank credit facility, which have been higher on average in the current fiscal year.

PROVISION FOR INCOME TAXES - The provision for income taxes was $15,323 and $45,792 for the three and nine-month periods ended March 31, 2008 compared with $14,614 and $39,399 for the same periods last year. For the current fiscal year, the rate of income taxes is currently estimated at 36.6% of income before income taxes compared to 34.3% as reported for the same period in fiscal 2007. During fiscal 2007, the Research and Experimentation Credit was renewed retroactive to January 1, 2006. Passage of this legislation had a significant tax benefit (approximately $3,000) in the second quarter of fiscal 2007 since research credits generated from January 1, 2006 through December 31, 2006 were recognized all in that quarter. In addition, the Research and Experimentation Credit expired as of December 31, 2007, which also contributed to the increase in the tax rate for the current fiscal year.

NET INCOME - Net income increased 1% for the three months ended March 31, 2008. Net income for the third quarter of fiscal 2008 was $26,612 or $0.30 per diluted share compared to $26,380 or $0.29 per diluted share in the same period last year. Net income increased 5% for the nine-month period ended March 31, 2008 to $79,302 compared to $75,580 for the same nine month period last year. Diluted earnings per share increased 7% for the nine month period ended March 31, 2008 to $0.88 per share from $0.82 per share a year ago.

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

Bank Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Revenue	$156,632	$141,920	10%	$461,158	$406,507	13%
Gross Profit	$64,501	$62,869	3%	$191,897	$179,344	7%

Gross Profit Margin	41%	44%		42%	44%

Revenue growth in bank systems and services is primarily due to continued growth in support and service revenue. In particular, this increase is due to growth in in-house maintenance revenue from recently acquired products, asset growth at supported institutions producing increases in in-house maintenance billings, and to growth in EFT support, which has increased 28% or $6,941 for the current quarter and 32% or $21,047 year-to-date compared to last year. ATM and debit card transaction processing continues to contribute strong growth and our online bill payment solutions and our Check 21 transaction processing have experienced the largest percentage growth for the current quarter and year-to-date, respectively. Bank segment gross profit increased from last year roughly in line with the overall increase in segment revenues. Gross profit margins for the quarter and year-to-date have decreased from the prior year. These decreases correspond to a decrease in license revenue, which carries a higher profit margin than the other revenue components.

Credit Union Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change
	2008	2007		2008	2007

Revenue	$31,274	$26,983	16%	$94,300	$80,255	18%
Gross Profit	$12,450	$8,815	41%	$39,395	$28,635	38%

Gross Profit Margin	40%	33%		42%	36%

For the current quarter, the credit union system and services segment experienced growth in both license and support and service revenue, partially offset by a decrease in hardware revenue. During the current fiscal year, all revenue components of the credit union segment have experienced growth. In particular, this segment has experienced a rise in license revenue, representing an increase in both the number and size of core product license agreements in comparison to the same periods a year ago. For both the quarter and year-to-date, credit union gross profit and gross profit margins increased, mostly due to the increase in license revenue, which carries higher margins than other revenue components.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $40,578 at March 31, 2008, from $88,617 at June 30, 2007, but increased from $27,730 at March 31, 2007. The decrease in the cash balance from June 30, 2007 is primarily due to the acquisition of both Gladiator and AudioTel and to the purchase of treasury shares.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine months ended March 31,
	2008	2007

Net income	$79,302	$75,580
Non-cash expenses	56,323	50,537
Change in receivables	85,155	65,890
Change in deferred revenue	(108,873)	(89,599)
Change in other assets and liabilities	(14,437)	(10,983)

Net cash provided by operating activities	$97,470	$91,425

The increase in cash provided by operating activities is primarily attributable to the increase in net income, especially after expenses that do not include a current period disbursement of cash, like depreciation and amortization, are added back.

Net cash used in investing activities for the current year is $92,299 and included payment for acquisition activity, including the acquisition of both Gladiator and AudioTel, of $49,026, capital expenditures of $27,787, and capitalized software development of $17,489. Cash used for investing activities in the first nine months of fiscal 2008 was offset by $2,003 net proceeds from the sale of property and equipment, from sale of investments, and other items. During the first nine months of fiscal 2007, net cash used in investing activities of $74,860 consisted of $39,389 payment for acquisitions, $21,139 in capital expenditures and $15,554 for capitalized software development. Cash used for investing activities in the first nine months of fiscal 2007 was offset by $1,222 net proceeds from investments and other items.

Net cash used in financing activities for the current year is $53,210 and included the repurchase of 2,800 shares of our common stock for $68,469 and the payment of dividends of $18,166. Cash used in financing activities was partially offset by net borrowings on our debt facilities of $14,941, by proceeds of $15,656 from the exercise of stock options and the sale of common stock plus $2,828 from the excess tax benefits from stock option exercises. For the first nine months of fiscal 2007, cash used in financing activities was $62,974 and consisted of $15,855 for dividends paid, a net cash repayment on our debt facilities of $540, and $71,369 for the purchase of treasury stock. Cash used in the first nine months of fiscal 2007 was partially offset by $24,790 proceeds from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation.

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

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $27,787 and $21,139 for the nine-month periods ended March 31, 2008 and 2007, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2008.

The Company renewed a bank credit line on March 7, 2007 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.25% at March 31, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. At March 31, 2008, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2006 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (4.25% at March 31, 2008). The credit line matures on April 29, 2010. At March 31, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2007, the revolving bank credit facility balance was $70,000. At March 31, 2008, the revolving bank credit facility balance was $85,000.

The Company has entered into various capital lease obligations totaling $1,168 for the use of certain computer equipment. Those amounts have been included in property and equipment and the related depreciation is included in total depreciation expense. At March 31, 2008, $266 was outstanding, of which $190 is included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. During the nine months ended March 31, 2008, the Company repurchased 2,800 treasury shares for $68,470. On February 4, 2008, the Company's Board of Directors approved a 5,000 increase to the stock repurchase authorization. The total cost of treasury shares at March 31, 2008 is $218,653. At March 31, 2008, there were 9,901 shares in treasury stock and the Company had the authority to repurchase up to 5,090 additional shares.

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

Our accounting policy for income taxes was modified during the first quarter of fiscal 2008 due to the adoption of FIN 48. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our financial results.

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

CONCLUSION

The Company's results of operations and its financial position continue to be strong with increased earnings and gross profit for the three and nine months ended March 31, 2008. This reflects the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to deliver top quality products and services to the markets we serve.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II.      OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended March, 31, 2008:

Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1-31, 2008	1,749,817	$23.70	1,749,817	239,971
February 1-29, 2008	150,000	$24.55	150,000	5,089,971
March 1-31, 2008	0	$-	0	5,089,971

Total	1,899,817	$23.77	1,899,817	5,089,971

(1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 in the original amount of 3.0 million shares, and on May 2, 2005 it was increased by 2.0 million shares, and on August 28, 2006 it was increased by 5.0 million shares. On February 4, 2008, the Company's Board of Directors approved a 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer dated May 9, 2008.

31.2	Certification of the Chief Financial Officer dated May 9, 2008.

32.1	Written Statement of the Chief Executive Officer dated May 9, 2008.

32.2	Written Statement of the Chief Financial Officer dated May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
JACK HENRY & ASSOCIATES, INC.

Date: May 9, 2008	/s/ John F. Prim
John F. Prim
Chief Executive Officer

Date: May 9, 2008	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer