Form 10-K
period 2008-06-30
HENRY JACK & ASSOCIATES INC
filed 2008-08-29
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2008
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

As of August 21, 2008, the Registrant had 86,071,862 shares of Common Stock outstanding ($0.01 par value). On that date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,584,230,243 (based on the average of the reported high and low sales prices on NASDAQ on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

TABLE OF CONTENTS
PART I		Page Reference
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	16

ITEM 1B.	UNRESOLVED STAFF COMMENTS	19

ITEM 2.	PROPERTIES	19

ITEM 3.	LEGAL PROCEEDINGS	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER	20
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	22

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	22
	CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	66
	ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES	66

ITEM 9B.	OTHER INFORMATION	66

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	67

ITEM 11.	EXECUTIVE COMPENSATION	67

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	67
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND	67
	DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	67

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	67

PART I

Item 1.  Business

Jack Henry & Associates, Inc. ("JHA" or the "Company") was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company's extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 8,800 financial institutions and diverse corporate entities.

JHA provides its products and services through three marketed brands.

  Jack Henry Banking is a leading provider of integrated data processing systems to approximately 1,600 banks ranging from de novo or start-up institutions to mid-tier banks with assets in excess of $10 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

  Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with more than 700 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

  ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. These specialized solutions can be used with a wide variety of information technology platforms and operating environments. ProfitStars' offers solutions for generating revenue and growth opportunities, increasing security and mitigating operational risks, and controlling operating costs. ProfitStars' products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 8,200 domestic and international customers.

Our products and services enable our customers to implement technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.

We are committed to meet and exceed our customers' service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each year by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers' expectations and ultimately generate excellent customer retention rates.

We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new traditional and nontraditional clients, and ensuring each product offering is highly competitive. Based on these strategic initiatives, targeted marketing and sales initiatives, and disciplined acquisition activities, our customer base has increased over 190 percent during the five-year period ranging from June 30, 2003 to June 30, 2008, growing from approximately 3,000 customers to more than 8,800 customers.

We have three primary revenue sources:

  Software license fees paid by customers implementing our software solutions in-house;

  Ongoing outsourcing fees paid by customers that outsource their information processing to us, recurring transaction processing fees, annual maintenance and support fees, and service fees that include software implementation; and

  Hardware sales that include all non-software products that we re-market in order to support our software systems.

JHA's gross revenue has grown from $467.4 million in fiscal 2004 to $742.9 million in fiscal 2008, representing a compound annual growth rate during this five-year period of 10 percent. Net income from continuing operations has grown from $62.3 million to $105.3 million during this same five-year period, representing a compound annual growth rate of 11 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 14 to the Consolidated Financial Statements (see Item 8).

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

Industry Background

Jack Henry Banking primarily serves commercial banks and savings institutions with less than $20.0 billion in assets, and generated approximately 83 percent of the Company's total revenue in fiscal 2008. According to the Federal Deposit Insurance Corporation ("FDIC"), there were more than 8,400 commercial banks and savings institutions in this asset range as of December 31, 2007. Jack Henry Banking currently supports more than 1,600 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes, and generated approximately 17 percent of the Company's total revenue in fiscal 2008. According to the Credit Union National Association ("CUNA"), there were approximately 8,200 domestic credit unions as of December 31, 2007. Symitar currently supports more than 700 of these credit unions with core information processing platforms and complementary products and services.

ProfitStars serves financial services organizations of all asset sizes and charters. The related revenue and gross profit are included and reported in our banking and credit union segments. ProfitStars currently supports approximately 8,200 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.

The FDIC reports the number of commercial banks and savings institutions declined 9 percent from the beginning of calendar year 2003 to the end of calendar year 2007. Although the number of banks declined at a 2 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 10 percent and totaled $11.2 trillion as of December 31, 2007. Comparing calendar years 2007 to 2006, new bank charters decreased 7 percent and mergers decreased 6 percent.

CUNA reports the number of credit unions declined 16 percent from the beginning of calendar year 2003 to the end of calendar year 2007. Although the number of credit unions declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $776.5 billion as of December 31, 2007.

According to Automation in Banking 2008, approximately 56 percent of all financial institutions currently utilize in-house core information processing solutions and approximately 44 percent outsource information processing to third-party providers. According to the 2008 Credit Union Technology Survey published by Callahan & Associates, approximately 73 percent of all credit unions utilize in-house core information processing solutions and approximately 27 percent outsource information processing to third-party providers.

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

  Selectively sold outside the financial services industry to diverse corporate entities; and

  Selectively sold internationally.

Since our focused diversification strategy was adopted, JHA has completed 16 acquisitions that support it and assembled three distinct product suites that enable users to:

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

Most of the acquired companies and their respective products and services have been consolidated into our ProfitStars brand. Today, ProfitStars' products and services collectively represent more than 8,200 domestic and international implementations.

Following are some of the acquisitions that have been made in the last five fiscal years to support JHA's focused diversification:
Fiscal Year	Company or Product Name	Products and Services
2008	AudioTel	Check and document imaging and electronic banking
2008	Gladiator Technology	Information Technology Security Services
2007	Margin Maximizer	Loan and Deposit Pricing Solutions
2006	ProfitStar	Asset/Liability Management, Budgeting and Profitability
2005	Tangent Analytics	Business Intelligence Solutions
2005	Stratika	Profitability Solutions
2005	Synergy	Document Imaging
2005	TWS	Item Processing/ATM Deposit Processing
2005	Optinfo	Enterprise Exception Management Solution
2005	Verinex Technologies	Biometric Security Solutions
2005	Select Payment Processing	Payment Processing Solutions
2004	Regulatory Reporting Group	Electronic Regulatory Reporting Solutions
2004	e-ClassicSystems	ATM Channel Management System
2004	PowerPay .ach, .rck and .arc	Automated Clearing House Product Suite
2004	Yellow Hammer Software	Fraud Detection and Prevention Solution

Solutions

JHA was founded in 1976 as a provider of core information processing solutions for community banks. Today, we provide an extensive array of products and services that enable more than 8,800 financial institutions and corporate entities to capitalize on business opportunities and respond to inherent business challenges with proven solutions. Our proprietary solutions are marketed through three business brands:

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

  ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars' products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 8,200 domestic and international implementations. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

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

Jack Henry Banking's three core banking platforms are:

  SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by more than 450 banks, and now automates approximately 19 percent of the domestic banks with assets ranging from $1 billion to $30 billion.

  CIF 20/20® is a parameter-driven, easy-to-use system that now supports approximately 800 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

  Core Director® is a Windows®-based, client/server system that now supports more than 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar's two functionally distinct core credit union platforms are:

  Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by approximately 500 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

  Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 200 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of eight data centers in six physical locations and 20 image-enabled item processing centers. Customers electing to outsource their core processing typically sign five-year contracts that include transaction-based processing fees and minimum guaranteed payments during the contract period.

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

ArgoKeys® Branch Sales Automation - Fully integrated platform solution
StreamLine Platform Automation® - Sales and service solution
Vertex Teller Automation™ - Sales, service and transaction processing solution
OnTarget™ Deposit Platform - Sales, service and transaction processing solution
OnTarget Lender - Sales, service and transaction processing solution
OnTarget Teller Platform - Sales, service and transaction processing solution
Member Business Services - Business-driven deposit and loan services
Opening Act - Online accounting opening solution for deposits and loans
Yellow Hammer™ BSA - Web-based BSA compliance and risk mitigation solution
Yellow Hammer Fraud Detective™ - Fraud detection/prevention solution
Yellow Hammer Anti-Money Laundering - Money laundering detection/prevention solution
Synapsys - Sales force automation solution
Synapsys MCIF Wizard - Marketing central information file and data mining solution
InTouch Voice Response™ - Full-service telephone banking solution
Bounce Protection® - Overdraft privilege solution

Business Banking Solutions

JHA's business banking solutions enable banks to enhance their commercial customers' experience, capitalize on the opportunities to expand commercial relationships at all points of contact, and successfully compete by offering high-demand commercial products and services.

NetTeller Cash Management™ - Online commercial account management solution
NetTeller Bill Pay™ - Electronic bill payment solution
Check Collect Recovery Services - Automated consumer check recovery
Remote Deposit Capture and Merchant Deposit Capture - High and low volume remote deposit solutions
ACH/Check Conversion Services - Electronic check conversion and processing service
Mutual Fund Sweep - Off-balance sheet sweep solution
The Reserve - On-balance sheet cash management sweep solution

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

NetTeller Online Banking™ - Bank-branded Internet banking solution
NetTeller Cash Management - Online commercial account management solution
NetTeller Bill Pay - Electronic bill payment solution
DirectLine™ OFX - Internet banking solution for PC-based financial management systems
Opening Act - Online account opening solution for deposits and loans
Multifactor Authentication - Two-factor authentication solution for online transactions
RSA® FraudActionSM - Anti-phishing/anti-pharming risk mitigation solution
Electronic Statements - E-statement generation and delivery solution
Electronic Statements - Interactive - Electronic generation and delivery of customer communications

Risk Management and Protection Solutions

JHA's risk management and protection solutions enable financial institutions to manage their assets, protect their customers/members from fraud and the related financial losses, prepare to conduct business in the event of a disaster, and fully comply with the related regulatory requirements.

Biodentify® - Biometric identity management solution
Centurion Disaster Recovery® - Disaster recovery services for core and complementary solutions
Centurion Business Continuity Planning - Enterprise-wide business continuity consulting
Yellow Hammer BSA - Web-based BSA compliance and risk mitigation solution
Yellow Hammer Fraud Detective - Fraud detection/prevention solution
Yellow Hammer Anti-Money Laundering - Money laundering detection/prevention solution
Yellow Hammer EFT Fraud Detective - EFT fraud detection/prevention solution
Multifactor Authentication - Two-factor authentication solution for online transactions
RSA® FraudActionSM - Anti-phishing/anti-pharming risk mitigation solution
Enterprise Exception Management Suite ("eEMS") - Enterprise risk management solution
Risk Manager - Enterprise risk management solution
AlertManager - Check-related fraud detection/prevention system
Gladiator CoreDEFENSE Network Security - Managed network security services
PROFITability - Organizational and product profitability system *
PROFITstar ALM/Budgeting - Asset/liability management and budgeting system *
Regulatory Reporting Solutions - Electronic FDIC reporting systems

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
Matrix Network ServicesSM - LAN/WAN design, implementation and support services
Centurion Disaster Recovery - Disaster recovery services for core and complementary solutions
Centurion Business Continuity Planning - Enterprise-wide business continuity consulting

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

Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, Avnet, Inc., and other hardware providers that allow JHA to purchase hardware at a discount and resell it directly to our customers.  We currently sell the IBM Power Systems, System i, System p, and System x servers; Lenovo workstations; Dell servers and workstations; Unisys, RDM, Panini, BancTec and NCR check scanners; and other devices that complement our software solutions.

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

Support and Services

We serve our customers as a single point of contact and support for the complex solutions we provide. The Company's comprehensive support infrastructure incorporates:

  Exacting service standards;

  Trained support staffs available 24 hours-a-day, 365 days-a-year;

  Assigned account managers;

  Sophisticated support tools, resources, and technology; and

  A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 8,800 diverse clients.

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

JHA regularly measures customer satisfaction using formal annual surveys and online surveys initiated each year by routine support requests. This process shows that we consistently exceed our customers' service-related expectations.

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

Research and development expenses for fiscal years 2008, 2007, and 2006 were $43.3 million, $36.0 million, and $31.9 million, respectively. Capitalized software for fiscal years 2008, 2007 and 2006 was $23.7 million, $20.7 million, and $16.1 million, respectively.

Sales and Marketing

JHA serves established, well defined markets that inherently provide ongoing sales and cross-sales opportunities.

Jack Henry Banking sells core processing systems and integrated complementary solutions to domestic commercial banks with assets up to $30.0 billion. Symitar sells core processing systems and integrated complementary solutions to domestic credit unions of all asset sizes. The marketing and sales initiatives within these business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Jack Henry Banking also has been extremely successfully selling its core and complementary solutions to a significant number of the de novo banks chartered during the past two years. ProfitStars sells specialized niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.

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

JHA sells select products and services in the Caribbean, and now has approximately 40 installations in Europe and South America as a result of recent acquisitions. International sales account for less than one percent of JHA's total revenue in each of the three years ended June 30, 2008, 2007, and 2006.

Backlog

Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.

Backlog as of June 30, 2008 totaled $257.4 million, consisting of $63.1 million for in-house products and services, and $194.3 million for outsourcing services. Approximately $143.0 million of the outsourcing services backlog as of June 30, 2008 is not expected to be realized during fiscal year 2009 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2007 totaled $239.3 million, and consisted of $68.1 million for in-house products and services, and $171.2 million for outsourcing services.

Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal year 2008 the backlog is expected to remain constant due to renewals of existing relationships and new contracting activities.

Competition

The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of JHA's current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. During the last decade there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.

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

Employees

As of June 30, 2008 and 2007, JHA had 3,824 and 3,583 full-time employees, respectively. Of our employees, approximately 640 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

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

Changes in the banking and credit union industry could reduce demand for our products. Cyclical fluctuations in economic conditions affect profitability and revenue growth at commercial banks and credit unions. Unfavorable economic conditions negatively affect the spending of banks and credit unions, including spending on computer software and hardware. Such conditions could reduce both our sales to new customers and upgrade/complementary product sales to existing customers. The Company could also experience the loss of customers due to their financial failure.

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

Consolidation of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 8,400 commercial and savings banks and 8,200 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.

The services we provide to our customers are subject to government regulation that could hinder the development of portions of our business or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Association and the Office of Thrift Supervision, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, California. In addition, we own 36.4 acres of unimproved land in Springfield, Missouri. Our owned facilities represent approximately 793,000 square feet of office space in nine states. We have 50 leased office facilities in 22 states, which total approximately 449,000 square feet. Approximately 26% or 46,000 square feet of the office space in Allen, TX is leased to an outside tenant. The balance of our owned and leased office facilities are for normal business purposes.

Of our facilities, the credit union business segment uses office space totaling approximately 105,000 square feet in six facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of five other office facilities. The remainder of our leased and owned facilities, approximately 1,137,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

We own five aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

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

Fiscal 2008	High	Low

Fourth Quarter	$27.48	$21.62
Third Quarter	26.11	22.22
Second Quarter	29.24	24.34
First Quarter	27.50	23.39

Fiscal 2007	High	Low

Fourth Quarter	$26.75	$23.54
Third Quarter	24.67	20.57
Second Quarter	23.20	21.02
First Quarter	22.20	17.40

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2008 and 2007 are as follows:

Fiscal 2008	Dividend

Fourth Quarter	$0.075
Third Quarter	0.075
Second Quarter	0.065
First Quarter	0.065

Fiscal 2007	Dividend

Fourth Quarter	$0.065
Third Quarter	0.065
Second Quarter	0.055
First Quarter	0.055

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

On August 21, 2008, there were approximately 50,000 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $20.10 per share.

Issuer Purchases of Equity Securities

The following shares of the Company were repurchased during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

April 1 - April 30, 2008	0	$ -	0	5,089,971
May 1 - May 31, 2008	1,200,400	$ 23.31	1,200,400	3,889,571
June 1 - June 30, 2008	200,000	$ 22.70	200,000	3,689,571

Total	1,400,400	$ 23.23	1,400,400	3,689,571

(1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, increased by 2.0 million shares on April 29, 2005, and by 5.0 million shares on August 28, 2006. On February 4, 2008, the Company's Board of Directors approved an additional 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph

The following chart presents a comparison for the five-year period ended June 30, 2008, of the market performance of the Company's common stock with the S & P 500 Index and an index of peer companies selected by the Company:

The following information depicts a line graph with the following values.

	JKHY	New Peer Group (1)	Old Peer Group (2)	S & P 500

2003	100.00	100.00	100.00	100.00
2004	113.87	117.19	118.07	119.11
2005	104.67	126.52	131.77	126.64
2006	113.52	140.98	145.02	137.57
2007	150.27	171.76	170.62	165.90
2008	127.69	130.33	114.09	144.13

This comparison assumes $100 was invested on June 30, 2003, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. In fiscal year 2008, we changed our peer group of companies used for this analysis to align with peer companies selected by our Compensation Committee for use in determining compensation for executive management. Companies in the new peer group (1) are Affiliated Computer Services, Inc., Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Financial, Inc., Fiserv, Inc., Goldleaf Financial Solutions, Inc., Metavante Technologies, Inc., Online Resources Corp., S1 Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

In previous fiscal years, the old peer group (2) consisted of Cerner Corp., Computer Sciences Corp., Euronet Worldwide Inc., Fair Isaac Corp., Fidelity National Financial, Fiserv Inc., Marshall & Ilsley Corp., National Datacomputer Com, and SEI Investments Company.

Item 6.  Selected Financial Data

Selected Financial Data
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,

Income Statement Data	2008	2007	2006	2005	2004

Revenue (1)	$742,926	$666,467	$590,877	$535,191	$467,415
Income from continuing operations	$105,287	$105,644	$90,863	$76,050	$62,315

Diluted net income per share, continuing operations	$1.17	$1.15	$0.97	$0.82	$0.68

Dividends declared per share	$0.28	$0.24	$0.20	$0.17	$0.15

Balance Sheet Data

Working capital	$(11,418)	$19,908	$42,918	$13,710	$85,818
Total assets	$1,021,044	$999,340	$906,067	$814,153	$653,614
Long-term debt	$24	$128	$421	$-	$-
Stockholders' equity	$601,451	$598,365	$575,212	$517,154	$442,918

(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

NOTE: Operating results for fiscal 2007, 2006 and 2005 have been restated to conform to the current presentation with regard to the Company's reporting of certain operations which were sold during fiscal 2008. Such operations have been classified as discontinued. See Note 12 to the consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this report.

OVERVIEW

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 20 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations follows. All amounts are in thousands and discussions compare fiscal 2008 to fiscal 2007 and compare fiscal 2007 to fiscal 2006.

We derive revenues from three primary sources:

-  software licenses;

- support and service fees, which include implementation services; and

- hardware sales, which includes all non-software remarketed products.

Over the last five fiscal years, our revenues have grown from $467,415 in fiscal 2004 to $742,926 in fiscal 2008. Net income has grown from $62,315 in fiscal 2004 to $104,222 in fiscal 2008. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 2,300 customers who utilize our core software systems as of June 30, 2008.

Since the start of fiscal 2004, we have completed 16 acquisitions. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

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

RESULTS OF OPERATIONS

FISCAL 2008 COMPARED TO FISCAL 2007

Fiscal 2008 showed strong growth in support and service revenues, tempered somewhat by leaner gross and operating margins. As a result, an 11% increase in total revenue yielded income from continuing operations that was flat in comparison to fiscal 2007.

REVENUE

License Reveue
	Year Ended June 30,		% Change

	2008	2007

License	$73,553	$76,403	-4%
Percentage of total revenue	10%	11%

License revenue represents the delivery and acceptance of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

License revenue decreased by $2,850 compared to last fiscal year mainly due to a decrease in the number of new license agreements and an overall decrease in the average transaction size in comparison to the prior fiscal year. When compared with last year, many of our software solutions experienced a decrease in license revenue. Those products that had the most significant decreases included Yellow Hammer Fraud Detective™ (our fraud detection/prevention solution), Silverlake® (our flagship core software solution for larger banks), and Synergy (our enterprise content management solution). A significant portion of the decrease in license revenue can be attributed to the continuing shift in demand by banks and credit unions toward our outsourcing services from an in-house delivery. While many products had decreases in revenue during the current fiscal year, some products did very well, including Episys®, our flagship core processing system aimed at larger credit unions, and Yellow Hammer™ BSA, our new compliance and risk mitigation solution.

Support and Service Revenue
	Year Ended June 30,		% Change

	2008	2007

Support and service	$580,334	$501,722	+16%
Percentage of total revenue	78%	75%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$32,685	15%
EFT Support	30,601	29%
Outsourcing Services	11,467	10%
Implementation Services	3,859	6%

Total Increase	$78,612

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

There was strong growth in all of the support and service revenue components. In-house support and other services increased partially as a result of increased implementations of recently acquired products. In addition, because annual maintenance fees are based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, which includes ATM/debit card processing, on-line bill pay, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage growth due to increased customer activity and expansion of our customer base. Outsourcing services for banks and credit unions also continue to drive revenue growth at a strong pace as we add new bank and credit union customers and increase volume. Implementation services revenue increased during the year partially due to implementations of newly acquired or developed software products, as well as an increase in merger conversions for existing customers that acquired other financial institutions.

Hardware Revenue
	Year Ended June 30,		% Change

	2008	2007

Hardware	$89,039	$88,342	+1%
Percentage of total revenue	12%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased slightly in the current fiscal year because a small decrease in the sale of major hardware components was offset by slight increases in revenue from the sale of financial institution forms and supplies and from hardware maintenance contracts.

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

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change

	2008	2007

Cost of License	$6,698	$4,277	+57%
Percentage of total revenue	<1%	<1%

License Gross Profit	$66,855	$72,126	-7%
Gross Profit Margin	91%	94%

Cost of support and service	$364,140	$309,919	+17%
Percentage of total revenue	49%	47%

Support and Service Gross Profit	$216,194	$191,803	+13%
Gross Profit Margin	37%	38%

Cost of hardware	$64,862	$65,469	-1%
Percentage of total revenue	9%	10%

Hardware Gross Profit	$24,177	$22,873	+6%
Gross Profit Margin	27%	26%

TOTAL COST OF SALES	$435,700	$379,665	+15%
Percentage of total revenue	59%	57%

TOTAL GROSS PROFIT	$307,226	$286,802	+7%
Gross Profit Margin	41%	43%

Cost of license increased for the fiscal year due to greater third party reseller agreement software vendor costs. Gross profit margin on license revenue decreased because a larger percentage of the revenue from licenses was attributable to these sales under reseller agreements where the gross margins are significantly lower than on our owned products. Cost of support and service increased for the year primarily due to additional personnel costs, costs related to the expansion of infrastructure (including depreciation, amortization, and maintenance contracts) and increases in the direct costs of providing services (such as transaction processing charges and the cost of third party maintenance) as compared to last year. These increases were commensurate with the increase in support and service revenue. The gross profit margin decreased to 37% from 38% in support and service. Cost of hardware decreased for the year. Hardware gross profit margin increased slightly due to sales mix.

OPERATING EXPENSES
Selling and Marketing
	Year Ended June 30,		% Change

	2008	2007

Selling and marketing	$55,916	$50,195	+11%
Percentage of total revenue	8%	8%

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

For the 2008 fiscal year, the selling and marketing expenses increase was due to growth in personnel costs, particularly commission expenses on sales of services, which resulted from increased services revenue. Selling and Marketing expenses remained steady for both years at 8% of total revenue.

Research and Development
	Year Ended June 30,		% Change

	2008	2007

Research and development	$43,326	$35,962	+20%
Percentage of total revenue	6%	5%

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

Research and development expenses grew primarily due to employee costs associated with an 11% increase in headcount for ongoing development of new products and enhancements to existing products. In addition, recent acquisitions have research and development expenses that exceed the average for the remainder of the Company, which has contributed to the increase from the prior fiscal year. Research and development expenses increased slightly to 6% of total revenue from 5% in fiscal 2007.

General and Administrative
	Year Ended June 30,		% Change

	2008	2007

General and administrative	$43,775	$40,617	+8%
Percentage of total revenue	6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense increased primarily due to employee costs associated with a 4% increase in headcount and to an increase in professional services fees (fees for accounting, legal and business consultants). Also impacting the increase was growth in travel and lodging expenses (including the cost of aircraft fuel). General and administrative costs remained at 6% of total revenue for both fiscal years.

INTEREST INCOME (EXPENSE)

Interest income decreased 37% from $3,406 to $2,145 due primarily to lower average invested balances coupled with lower interest rates on invested balances. Interest expense increased 10% from $1,757 to $1,928 due to higher average outstanding borrowings on the revolving bank credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes was $59,139 or 36.0% of income before income taxes in fiscal 2008 compared with $56,033 or 34.7% of income before income taxes fiscal 2007. The increase was due to the renewal of the Research and Experimentation Credit ("R&E Credit"), during fiscal year 2007, retroactive to January 1, 2006. Renewal of this credit had a significant tax benefit in fiscal year 2007 since retroactive renewal required the recording of an additional six months of credit during fiscal year 2007 related to fiscal year 2006. In addition, the R&E Credit expired as of December 31, 2007, which also contributed to the increase in the tax rate for fiscal year 2008.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations remained relatively flat, moving from $105,644, or $1.15 per diluted share in fiscal 2007 to $105,287, or $1.17 per diluted share in fiscal 2008.

DISCONTINUED OPERATIONS

Loss on discontinued operations, net of taxes, was $1,065 for fiscal 2008. The loss included a loss on the sale of Banc Insurance Services, Inc. and Banc Insurance Agency, Inc. of $2,718, and a $1,457 loss on the operations of the two companies. The income tax benefit on the loss amount was $3,110. The loss on operations of the disposed companies for fiscal 2007 included a loss from operations of $1,474, netted with the income tax benefit of $511.

FISCAL 2007 COMPARED TO FISCAL 2006

Fiscal 2007 showed strong growth in support and service revenues and improved gross and operating margins, tempered somewhat by decreases in software license revenues. This performance allowed us to leverage a 13% increase in total revenue to a 16% increase in net income.

REVENUE

License Revenue
	Year Ended June 30,		% Change

	2007	2006

License	$76,403	$84,014	-9%
Percentage of total revenue	11%	14%

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

Support and Service Revenue
	Year Ended June 30,		% Change

	2007	2006

Support and service	$501,722	$424,333	+18%
Percentage of total revenue	75%	72%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$21,111	11%
EFT Support	28,879	38%
Outsourcing Services	15,957	16%
Implementation Services	11,442	24%

Total Increase	$77,389

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

Hardware Revenue
	Year Ended June 30,		% Change

	2007	2006

Hardware	$88,342	$82,530	+7%
Percentage of total revenue	13%	14%

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

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change

	2007	2006

Cost of License	$4,277	$2,717	+57%
Percentage of total revenue	<1%	<1%

License Gross Profit	$72,126	$81,297	-11%
Gross Profit Margin	94%	97%

Cost of support and service	$309,919	$270,485	+15%
Percentage of total revenue	47%	46%

Support and Service Gross Profit	$191,803	$153,848	+25%
Gross Profit Margin	38%	36%

Cost of hardware	$65,469	$60,658	+8%
Percentage of total revenue	10%	10%

Hardware Gross Profit	$22,873	$21,872	+5%
Gross Profit Margin	26%	27%

TOTAL COST OF SALES	$379,665	$333,860	+14%
Percentage of total revenue	57%	57%

TOTAL GROSS PROFIT	$286,802	$257,017	+12%
Gross Profit Margin	43%	43%

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

OPERATING EXPENSES
Selling and Marketing
	Year Ended June 30,		% Change

	2007	2006

Selling and marketing	$50,195	$49,126	+2%
Percentage of total revenue	8%	8%

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

Research and Development
	Year Ended June 30,		% Change

	2007	2006

Research and development	$35,962	$31,874	+13%
Percentage of total revenue	5%	5%

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

General and Administrative
	Year Ended June 30,		% Change

	2007	2006

General and administrative	$40,617	$35,196	+15%
Percentage of total revenue	6%	6%

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

PROVISION FOR INCOME TAXES

The provision for income taxes was $56,033 or 34.7% of income before income taxes in fiscal 2007 compared with $50,669 or 35.8% of income before income taxes fiscal 2006. The decrease in the percentage for fiscal 2007 is primarily due to the renewal of the Research and Experimentation Credit retroactive to January 1, 2006, which required the recording of an additional six months of credit during fiscal year 2007 related to fiscal year 2006. This created a significant tax benefit (approximately $3,000 additional benefit over the prior year) for fiscal 2007.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased 16% from $90,863, or $0.97 per diluted share in fiscal 2006 to $105,643, or $1.16 per diluted share in fiscal 2007.

Business Segment Discussion

Bank Systems and Services
	2008	% Change	2007	% Change	2006

Revenue	$ 616,390	+11%	$ 555,861	+15%	$ 481,558
Gross Profit	$ 255,870	+5%	$ 244,788	+14%	$ 215,387

Gross Profit Margin	42%		44%		45%

In fiscal 2008, the revenue increase in the bank systems and services business segment is primarily due to continued growth in support and service revenue, particularly EFT support which experienced 29% revenue growth and in-house support which experienced 16% revenue growth. The growth in these components was partially offset by a 13% decrease in license revenue. Gross profit margin decreased as the mix of revenue shifted away from license revenue (which carries the largest margins) toward support and service revenue. Hardware revenue decreased by 2%; however, a shift in sales mix during fiscal 2008 compared to fiscal 2007 led to a slightly higher hardware margin.

In fiscal 2007, the revenue increase in the bank systems and services business segment was primarily due to continued growth in support and service revenue, particularly EFT support which experienced 40% revenue growth. Gross profit margin remained flat as growth generated by increasing EFT support revenue, which carries higher margins than other components of support and service revenue, was offset by decreasing license profit margin. Profit from license revenue decreased due to both a decrease in revenue and to an increase in the number of sales that were subject to third party seller agreements. Hardware revenue increased by 11%; however, lower vendor rebates during fiscal 2007 compared to fiscal 2006 led to a slightly lower hardware margin.

Credit Union Systems and Services
	2008	% Change	2007	% Change	2006

Revenue	$ 126,536	+14%	$ 110,606	+1%	$ 109,319
Gross Profit	$ 51,356	+22%	$ 42,014	+1%	$ 41,630

Gross Profit Margin	41%		38%		38%

In fiscal 2008, revenues in the credit union systems and services business segment increased 14% from fiscal 2007. All revenue components within the segment experienced growth during fiscal 2008. License revenue generated the largest dollar growth in revenue as Episys®, our flagship core processing system aimed at larger credit unions, experienced strong sales throughout the year. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced growth in EFT support (34%) and in in-house support (10%). Gross profit in this business segment increased $9,344 in fiscal 2008 compared to fiscal 2007, due primarily to the increase in license revenue, which carries the highest margins.

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

The Company's cash and cash equivalents decreased to $65,565 at June 30, 2008 from $88,617 at June 30, 2007.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Year ended June 30,

	2008	2007	2006

Net income	$104,222	$104,681	$89,923
Non-cash expenses	70,420	56,348	52,788
Change in receivables	(2,913)	(28,853)	30,413
Change in deferred revenue	5,100	24,576	10,561
Change in other assets and liabilities	4,172	17,495	(14,247)

Net cash from operating activities	$181,001	$174,247	$169,438

Cash provided by operations increased $6,754 to $181,001 for the fiscal year ended June 30, 2008 as compared to $174,247 for the fiscal year ended June 30, 2007. This increase is primarily attributable to an increase in expenses that do not have a corresponding cash outflow, such as depreciation and amortization, as a percentage of total net income.

Cash used in investing activities for the fiscal year ended June 2008 was $102,148 and includes payments for acquisitions of $48,109, plus $1,215 in contingent consideration paid on prior years' acquisitions. During fiscal 2007, payments for acquisitions totaled $34,006, plus $5,301 paid on earn-outs and other acquisition adjustments. Capital expenditures for fiscal 2008 were $31,105 compared to $34,202 for fiscal 2007. Cash used for software development in fiscal 2008 was $23,736 compared to $20,743 during the prior year.

Net cash used in financing activities for the current fiscal year was $101,905 and includes the repurchase of 4,200 shares of our common stock for $100,996, the payment of dividends of $24,683 and $429 net repayment on our revolving credit facilities. Cash used in financing activities was partially offset by proceeds of $20,394 from the exercise of stock options and the sale of common stock and $3,809 excess tax benefits from stock option exercises. During fiscal 2007, net cash used in financing activities included the repurchase of our common stock for $98,413 and the payment of dividends of $21,685. As in the current year, cash used in fiscal 2007 was partially offset by proceeds from the exercise of stock options and the sale of common stock of $29,212, $4,640 excess tax benefits from stock option exercises and $19,388 net borrowings on revolving credit facilities.

At June 30, 2008, the Company had negative working capital of $11,418; however, the largest component of current liabilities was deferred revenue of $212,375. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems to result from this condition.

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

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. On February 4, 2008, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. On August 25, 2008, subsequent to the fiscal year 2008 ending, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During fiscal 2008, the Company repurchased 4,200 shares for $100,996. The total cost of treasury shares at June 30, 2008 is $251,180. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the authority to repurchase up to 3,690 additional shares.

Subsequent to June 30, 2008, the Company's Board of Directors declared a cash dividend of $.075 per share on its common stock payable on September 19, 2008, to stockholders of record on September 5, 2008. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

The Company renewed a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (4.00% at June 30, 2008).  The credit line matures on April 29, 2010. At June 30, 2008, no amount was outstanding.

The Company renewed a credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.00% at June 30, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2008.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2008, the outstanding revolving bank credit facility balance was $70,000. This outstanding balance bears interest at a weighted average rate of 3.11%.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $1,169, less accumulated depreciation of $651. At June 30, 2008, $201 was outstanding, of which $177 was included in current maturities. Maturities of capital lease payments by fiscal year are $177 in fiscal 2009 and $24 in fiscal 2010.

Contractual Obligations and Other Commitments

At June 30, 2008 the Company's total off balance sheet contractual obligations were $30,240. This balance consists of $28,496 of long-term operating leases for various facilities and equipment which expire from 2008 to 2017 and the remaining $1,744 is for purchase commitments related to property and equipment. The Company also has contingent earn-out obligations of up to $12,752 to the sellers in an acquisition completed during fiscal year 2005 and an acquisition completed in fiscal 2008.  These amounts are payable over the next two years based upon net operating income achieved by the individual acquired business units. The table excludes $4,793 of liabilities under the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," as we are unable to reasonably estimate the ultimate amount or timing of settlement.
Contractual obligations by	Less than			More than
period as of June 30, 2008	1 year	1-3 years	3-5 years	5 years	TOTAL

Operating lease obligations	$$8,389	$$10,393	$$4,623	$$5,091	$$28,496
Capital lease obligations	177	24	-	-	201
Note payable, including accrued interest	70,183	-	-	-	70,183
Purchase obligations	1,744	-	-	-	1,744

Total	$80,493	$10,417	$4,623	$5,091	$100,624

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The adoption of this Standard did not have a material impact on the Company's consolidated financial statements.

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

Hardware Revenue: Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. Some of our hardware revenues are derived under "arrangements" as defined by SOP 97-2. To the extent hardware revenue is subject to SOP 97-2 and is not deemed essential to the functionality of any of the other elements to the arrangement, it is recognized based on VSOE of fair value at the time of delivery. For these transactions, the Company follows the guidance provided in Emerging Issues Task Force Issue ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Based upon the indicators provided within this consensus, the Company records the revenue related to our drop-ship transactions at gross and the related costs are included in cost of hardware. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

Estimates used to determine current and deferred income taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Also, FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our financial results.

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

Item 8.  Financial Statements and Supplementary Data
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	39

Management's Annual Report on Internal Control over Financial Reporting	40

Report of Independent Registered Public Accounting Firm	41

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2008, 2007, and 2006	42

Consolidated Balance Sheets, June 30, 2008 and 2007	43

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2008, 2007, and 2006	44

Consolidated Statements of Cash Flows,
Years Ended June 30, 2008, 2007, and 2006	45

Notes to Consolidated Financial Statements	46

Financial Statement Schedules

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company discontinued the insurance agency outsourcing component of its operations in June 2008 when it sold Banc Insurance Services, Inc. and Banc Insurance Agency, Inc. on June 30, 2008. The loss on sale and results prior to the sale are included in loss from discontinued operations in the accompanying financial statements.

As discussed in Note 7 to the financial statements, in fiscal 2008 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 27, 2008

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

As of the end of the Company's 2008 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company's internal control over financial reporting as of June 30, 2008 was effective.

The Company's internal control over financial reporting as of June 30, 2008 has been audited by the Company's independent registered public accounting firm, as stated in their report appearing on the next page, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated August 27, 2008 expressed an unqualified opinion and includes explanatory paragraphs relating to a change in accounting for income taxes and discontinued operations.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 27, 2008

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,

	2008	2007	2006

REVENUE
License	$73,553	$76,403	$84,014
Support and service	580,334	501,722	424,333
Hardware	89,039	88,342	82,530

Total	742,926	666,467	590,877

COST OF SALES
Cost of license	6,698	4,277	2,717
Cost of support and service	364,140	309,919	270,485
Cost of hardware	64,862	65,469	60,658

Total	435,700	379,665	333,860

GROSS PROFIT	307,226	286,802	257,017

OPERATING EXPENSES
Selling and marketing	55,916	50,195	49,126
Research and development	43,326	35,962	31,874
General and administrative	43,775	40,617	35,196

Total	143,017	126,774	116,196

OPERATING INCOME	164,209	160,028	140,821

INTEREST INCOME (EXPENSE)
Interest income	2,145	3,406	2,066
Interest expense	(1,928)	(1,757)	(1,355)

Total	217	1,649	711

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	164,426	161,677	141,532

PROVISION FOR INCOME TAXES	59,139	56,033	50,669

INCOME FROM CONTINUING OPERATIONS	105,287	105,644	90,863

DISCONTINUED OPERATIONS (Note 12)
Loss from operations of discontinued component (including loss on disposal of $2,718)	(4,175)	(1,474)	(1,464)
Income tax benefit	3,110	511	524

Loss on discontinued operations	(1,065)	(963)	(940)

NET INCOME	$104,222	$104,681	$89,923

Continuing operations	$1.17	$1.15	$0.97
Discontinued operations	(0.01)	(0.01)	(0.01)

Diluted net income per share	$1.16	$1.14	$0.96

Diluted weighted average shares outstanding	89,702	92,032	93,787

Continuing operations	$1.19	$1.17	$0.99
Discontinued operations	(0.01)	(0.01)	(0.01)

Basic net income per share	$1.18	$1.16	$0.98

Basic weighted average shares outstanding	88,270	90,155	91,484

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	JUNE 30,

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,565	$88,617
Investments, at amortized cost	997	989
Receivables	213,947	209,242
Prepaid expenses and other	25,143	24,130
Prepaid cost of product	19,515	24,147
Deferred income taxes	4,590	3,260

Total current assets	329,757	350,385

PROPERTY AND EQUIPMENT, net	239,005	249,882

OTHER ASSETS:
Prepaid cost of product	9,584	15,009
Computer software, net of amortization	74,943	59,190
Other non-current assets	10,564	10,754
Customer relationships, net of amortization	63,819	61,248
Trade names	3,999	4,009
Goodwill	289,373	248,863

Total other assets	452,282	399,073

Total assets	$1,021,044	$999,340

LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,946	$11,481
Accrued expenses	35,996	34,920
Accrued income taxes	15,681	17,882
Note payable and current maturities of capital leases	70,177	70,503
Deferred revenues	212,375	195,691

Total current liabilities	341,175	330,477

LONG TERM LIABILITIES:
Deferred revenues	11,219	16,865
Deferred income taxes	61,710	53,290
Other long-term liabilities, net of current maturities	5,489	343

Total long term liabilities	78,418	70,498

Total liabilities	419,593	400,975

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 06/30/08 were 97,702,098
Shares issued at 06/30/07 were 96,203,030	977	962
Additional paid-in capital	291,120	262,742
Retained earnings	560,534	484,845
Less treasury stock at cost
11,301,045 shares at 06/30/08, 7,100,967 shares at 06/30/07	(251,180)	(150,184)

Total stockholders' equity	601,451	598,365

Total liabilities and stockholders' equity	$1,021,044	$999,340

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,

	2008	2007	2006

PREFERRED SHARES:	-	-	-

COMMON SHARES:
Shares, beginning of year	96,203,030	93,955,663	92,050,778
Shares issued upon exercise of stock options	1,443,071	2,218,395	1,869,659
Shares issued for Employee Stock Purchase Plan	55,997	28,972	35,226

Shares, end of year	97,702,098	96,203,030	93,955,663

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$962	$939	$920
Shares issued upon exercise of stock options	14	23	19
Shares issued for Employee Stock Purchase Plan	1	-	-

Balance, end of year	$977	$962	$939

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$262,742	$224,195	$195,878
Shares issued upon exercise of stock options	19,151	28,557	19,909
Shares issued for Employee Stock Purchase Plan	1,228	632	694
Tax benefit on exercise of stock options	6,555	8,355	7,260
Stock-based compensation expense	1,444	1,003	454

Balance, end of year	$291,120	$262,742	$224,195

RETAINED EARNINGS:
Balance, beginning of year	$484,845	$401,849	$330,308
Net income	104,222	104,681	89,924
FASB Interpretation No. 48 transition amount	(3,850)	-	-
Dividends (2008-$0.28 per share;
2007-$0.24 per share; 2006-$0.20 per share)	(24,683)	(21,685)	(18,383)

Balance, end of year	$560,534	$484,845	$401,849

TREASURY STOCK:
Balance, beginning of year	$(150,184)	$(51,771)	$(9,952)
Purchase of treasury shares	(100,996)	(98,413)	(41,819)

Balance, end of year	$(251,180)	$(150,184)	$(51,771)

TOTAL STOCKHOLDERS' EQUITY	$601,451	$598,365	$575,212

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED JUNE 30,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$104,222	$104,681	$89,923

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	40,195	36,427	33,442
Amortization	21,811	14,527	10,332
Deferred income taxes	5,320	4,239	8,291
Expense for stock-based compensation	1,444	1,003	454
Loss on property and equipment (including 6/30/08
loss on discontinued operations)	1,683	167	269
Other, net	(33)	(15)	-

Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,913)	(28,853)	30,413
Prepaid expenses, prepaid cost of product, and other	9,670	(2,987)	(18,624)
Accounts payable	(4,951)	(3,050)	(1,636)
Accrued expenses	541	5,667	3,450
Income taxes	(1,088)	17,865	2,563
Deferred revenues	5,100	24,576	10,561

Net cash from operating activities	181,001	174,247	169,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(49,324)	(39,307)	(20,745)
Capital expenditures	(31,105)	(34,202)	(45,396)
Purchase of investments	(1,975)	(3,603)	(4,519)
Proceeds from sale of property and equipment	2,098	25	4,255
Proceeds from investments	2,000	4,810	5,037
Computer software developed	(23,736)	(20,743)	(16,079)
Other, net	(106)	109	257

Net cash from investing activities	(102,148)	(92,911)	(77,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
exercise of stock options	19,165	28,580	19,928
Proceeds from sale of common stock, net	1,229	632	694
Borrowings under lines of credit	145,097	115,595	108,062
Repayments under lines of credit	(145,526)	(96,207)	(102,942)
Excess tax benefits from stock-based compensation	3,809	4,640	4,743
Purchase of treasury stock	(100,996)	(98,413)	(41,819)
Dividends paid	(24,683)	(21,685)	(18,383)

Net cash from financing activities	(101,905)	(66,858)	(29,717)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(23,052)	$14,478	$62,531

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$88,617	$74,139	$11,608

CASH AND CASH EQUIVALENTS, END OF YEAR	$65,565	$88,617	$74,139

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

Hardware Revenue: Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. Some of our hardware revenues are derived under "arrangements" as defined by SOP 97-2. To the extent hardware revenue is subject to SOP 97-2 and is not deemed essential to the functionality of any of the other elements to the arrangement, it is recognized based on VSOE of fair value at the time of delivery. For these transactions, the Company follows the guidance provided in Emerging Issues Task Force Issue ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Based upon the indicators provided within this consensus, the Company records the revenue related to our drop-ship transactions at gross and the related costs are included in cost of hardware. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

The amortized cost of held-to-maturity securities is $997 and $989 at June 30, 2008 and 2007, respectively. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill and trade names for impairment of value on an annual basis as of January 1 and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

COMPREHENSIVE INCOME

Comprehensive income for each of the years ended June 30, 2008, 2007 and 2006 equals the Company's net income.

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

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2007, there were 7,101 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,890 shares. On February 4, 2008, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. On August 25, 2008, subsequent to the fiscal year 2008 ending, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During fiscal 2008, the Company repurchased 4,200 shares for $100,996. The total cost of treasury shares at June 30, 2008 is $251,180. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the authority to repurchase up to 3,690 additional shares.

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

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning July 1, 2008. The adoption of this Standard did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3:  PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
	June 30,

	2008	2007	Estimated Useful Life

Land	$24,411	$24,421
Land improvements	19,826	19,809	5-20 years
Buildings	97,594	96,722	25-30 years
Leasehold improvements	21,995	20,838	5-10 years (1)
Equipment and furniture	179,613	155,455	5-8 years
Aircraft and equipment	38,874	42,152	8-10 years
Construction in progress	4,995	7,497

	387,308	366,894
Less accumulated depreciation	148,303	117,012

Property and equipment, net	$239,005	$249,882

1) Lesser of lease term or estimated useful life

The Company had no material commitments to purchase property and equipment at June 30, 2008 or 2007. At June 30, 2008, property and equipment included $455 that was in accrued liabilities. This amount was excluded from capital expenditure on the statement of cash flows.

NOTE 4:  OTHER ASSETS

Changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2007, by reportable segments, are:

	Banking	Credit Union
	Systems and	Systems and
	Services	Services	Total

Balance, as of July 1, 2006	$187,740	$24,798	$212,538
Goodwill acquired during the year	36,325	-	36,325

Balance, as of June 30, 2007	224,065	24,798	248,863
Goodwill acquired during the year	40,510	-	40,510

Balance, as of June 30, 2008	$264,575	$24,798	$289,373

The Banking Systems and Services segment additions for fiscal 2008 relate primarily to the acquisitions of Gladiator Technology Services, Inc. and AudioTel Corporation. The additions for fiscal 2007 relate to the acquisition of Margin Maximizer, Inc. See Note 13-Business Acquisitions for further details.

Information regarding other identifiable intangible assets is as follows:
	June 30,
	2008			2007

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$126,245	$(62,426)	$63,819	$115,369	$(54,121)	$61,248

Trade names	3,999	-	3,999	4,009	-	4,009

Totals	$130,244	$(62,426)	$67,818	$119,378	$(54,121)	$65,257

Trade names have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years.

Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from five to ten years.

Following is an analysis of the computer software capitalized:
	Carrying	Accumulated
	Amount	Amortization	Total

Balance, July 1, 2006	$54,109	$(10,269)	$43,840
Acquired software	2,515	-	2,515
Capitalized development cost	20,743	-	20,743
Amortization expense	-	(7,908)	(7,908)

Balance, June 30, 2007	77,367	(18,177)	59,190
Acquired software	5,728	-	5,728
Capitalized development cost	23,736	-	23,736
Disposals	(2,199)	1,993	(206)
Amortization expense	-	(13,505)	(13,505)

Balance, June 30, 2008	$104,632	$(29,689)	$74,943

Amortization expense for all intangible assets was $21,811, $14,527 and $10,332 for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2008, is as follows:
	Customer
Year	Relationships	Software	Total

2009	8,368	14,337	22,705
2010	8,236	13,236	21,472
2011	7,673	12,516	20,189
2012	6,647	8,328	14,975
2013	5,282	2,244	7,526

NOTE 5:  DEBT

The Company renewed a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (4.00% at June 30, 2008).  The credit line matures on April 29, 2010. At June 30, 2008, no amount was outstanding.

The Company renewed a credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.00% at June 30, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2008.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2008, the outstanding revolving bank credit facility balance was $70,000. This outstanding balance bears interest at a weighted average rate of 3.11%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2008, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $1,169, less accumulated depreciation of $651. At June 30, 2008, $201 was outstanding, of which $177 was included in current maturities. Maturities of capital lease payments by fiscal year are $177 in fiscal 2009 and $24 in fiscal 2010.

The Company paid interest of $2,521, $1,975, and $1,439 in 2008, 2007, and 2006 respectively. During fiscal 2008, the Company incurred a total of $2,306 of interest, $378 of which was capitalized.

NOTE 6:  LEASE COMMITMENTS

The Company leases certain property under operating leases which expire over the next 10 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes.  There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options.  Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2008, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments

2009	8,389
2010	6,183
2011	4,210
2012	2,548
2013	2,075
Thereafter	5,091

Total	$28,496

Rent expense was $7,895, $5,797, and $5,372 in 2008, 2007, and 2006, respectively.

NOTE 7:  INCOME TAXES

The provision for income taxes from continuing operations consists of the following:
	Year ended June 30,

	2008	2007	2006

Current:
Federal	$48,472	$46,369	$38,880
State	5,347	5,425	3,498

Deferred:
Federal	4,972	4,080	7,831
State	348	159	460

	$59,139	$56,033	$50,669

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
	June 30,

	2008	2007

Deferred tax assets:
Deferred Revenue	$6,286	$-
Expense reserves (bad debts, insurance,
franchise tax and vacation)	2,670	2,688
Capital loss carryforward	2,168	-
Other, net	2,580	1,087

	13,704	3,775

Deferred tax liabilities:
Accelerated tax depreciation	(20,105)	(23,597)
Accelerated tax amortization	(45,359)	(30,208)
Other, net	(5,360)	-

	(70,824)	(53,805)

Net deferred tax liability	$(57,120)	$(50,030)

The deferred taxes are classified on the balance sheets as follows:
	June 30,

	2008	2007

Deferred income taxes (current)	$4,590	$3,260
Deferred income taxes (long-term)	(61,710)	(53,290)

	$(57,120)	$(50,030)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:
	Year Ended June 30,

	2008	2007	2006

Computed "expected" tax expense (benefit)	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes,
net of federal income tax benefits	2.3%	2.3%	2.0%
Research and development credit	-1.0%	-2.7%	-1.0%
Permanent book/tax differences	-0.3%	0.0%	-0.5%
Other (net)	0.0%	0.1%	0.3%

	36.0%	34.7%	35.8%

The effective income tax rate for fiscal year 2008 increased from the fiscal year 2007 tax rate due to the renewal of the Research and Experimentation Credit ("R&E Credit"), during fiscal year 2007, retroactive to January 1, 2006. Renewal of this credit had a significant tax benefit in fiscal year 2007 since retroactive renewal required the recording of an additional six months of credit during fiscal year 2007 related to fiscal year 2006. In addition, the R&E Credit expired as of December 31, 2007, which also contributed to the increase in the tax rate for fiscal year 2008.

As of June 30, 2006, the Company had net operating loss carryforwards of $1,623 (from acquisitions). All of that amount was used in the Company's June 30, 2007 federal income tax return. The Company paid income taxes of $51,709, $28,887, and $34,301 in 2008, 2007, and 2006, respectively. As of June 30, 2008, the Company has a capital loss carryforward of $5,858, which expires June 30, 2013.

Effective July 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that will more likely than not be sustained based on technical merits upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position is recognized if the position does not have a more than 50% likelihood of being sustained. Also, under FIN 48, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions.

Adopting FIN 48 had the following impact on our financial statements: decreased retained earnings by $3,850 and increased long term liabilities by $3,850.

At June 30, 2008, the Company had $4,055 of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, we had accrued interest and penalties of $738 related to uncertain tax positions.

A reconciliation of the unrecognized tax benefits for the year ended June 30, 2008 follows:
Unrecognized Tax Benefits

Balance at July 1, 2007	$5,838
Additions for current year tax positions	671
Additions for prior year tax positions	-
Reductions for prior year tax positions	(2,131)
Settlements	-
Reductions related to expirations of statute of limitations	(323)

Balance at June 30, 2008	$4,055

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for these two fiscal years and all subsequent fiscal years still remain subject to examination as of June 30, 2008 under statute of limitations rules. We anticipate potential changes of up to $500 could reduce the unrecognized tax benefits balance within twelve months of June 30, 2008.

NOTE 8:  INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due net 30 days from date of billing. Reserves (which are insignificant at June 30, 2008 and 2007) are maintained for potential credit losses.

In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9:  STOCK BASED COMPENSATION PLANS

The Company previously issued options to employees under the 1996 Stock Option Plan ("1996 SOP") and currently issues options to outside directors under the 2005 Non-Qualified Stock Option Plan ("2005 NSOP").

1996 SOP

The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. Terms and vesting periods of the options were determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to four years. Shares of common stock were reserved for issuance under this plan at the time of each grant, which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, three months after retirement, one year after death or 10 years after the date of grant. In October 2002, the stockholders approved an increase in the number of stock options available from 13.0 million to 18.0 million shares. The plan terminated by its terms on October 29, 2006, although options previously granted under the 1996 SOP are still outstanding and vested.

2005 NSOP

The NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director. As of June 30, 2008, there were 580 shares available for future grants under the plan.

A summary of option plan activity under the plans is as follows:

		Weighted
	Number of	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2005	9,766	$14.55
Granted	40	18.47
Forfeited	(236)	21.23
Exercised	(1,870)	10.58

Outstanding June 30, 2006	7,700	15.34
Granted	30	21.79
Forfeited	(123)	21.22
Exercised	(2,218)	12.90

Outstanding June 30, 2007	5,389	16.24
Granted	50	28.52
Forfeited	(8)	24.64
Exercised	(1,454)	13.38

Outstanding June 30, 2008	3,977	$17.42	$20,101

Vested and Expected to Vest June 30, 2008	3,977	$17.42	$20,101

Exercisable June 30, 2008	3,938	$17.36	$20,054

The weighted-average fair value of options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $11.83, $10.43, and $10.13, respectively. The only options granted during fiscal years 2008, 2007 and 2006 were to non-employee members of the Company's board of directors. The assumptions used in estimating fair value and resulting compensation expenses are as follows:

	Year Ended June 30,

	2008	2007	2006

Weighted Average Assumptions:
Expected life (years)	7.41	7.41	7.65
Volatility	28%	37%	42%
Risk free interest rate	4.1%	4.7%	4.4%
Dividend yield	0.98%	0.96%	0.89%

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

Our pre-tax operating income for the years ended June 30, 2008, 2007 and 2006 includes $1,444, $1,003 and $454 of stock-based compensation costs, respectively. The total cost for the year ended June 30, 2008 includes $871 relating to the restricted stock plan. There was no such cost for 2007 or 2006.

As of June 30, 2008, there was $109 of total unrecognized compensation costs related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average period of 0.89 years. The weighted average remaining contractual term on options currently exercisable as of June 30, 2008 was 3.14 years.

Following is an analysis of stock options outstanding and exercisable as of June 30, 2008:
Range of			Weighted-Average Remaining	Weighted-Average
Exercise Prices	Shares		Contractural Life in Years	Exercise Price

	Outstanding	Exercisable	Outstanding	Outstanding	Exercisable

$ 8.77 - $10.13	130	130	0.89	$ 9.22	$ 9.22
$10.14 - $10.84	913	913	4.78	10.84	10.84
$10.85 - $16.49	66	66	3.61	12.74	12.74
$16.50 - $16.88	1,472	1,471	1.76	16.88	16.88
$16.89 - $21.25	552	539	4.12	19.79	19.83
$21.26 - $25.65	407	402	3.78	23.33	23.35
$25.66 - $28.63	400	380	3.67	27.56	27.50
$28.64 - $29.23	24	24	2.75	28.94	28.94
$29.24 - $29.63	10	10	2.43	29.63	29.63
$29.64 - $30.00	3	3	2.93	30.00	30.00

$ 6.03 - $31.00	3,977	3,938	3.19	$ 17.42	$ 17.36

Cash received from stock option exercises for the year ended June 30, 2008 was $19,165. The income tax benefits from stock option exercises totaled $6,555 for the year ended June 30, 2008.

The total intrinsic value of options exercised was $18,010, $22,643 and $19,622 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

RESTRICTED STOCK PLAN

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions will be lifted over periods ranging from three to seven years from grant date. On certain awards, the restrictions may be lifted sooner if certain targets for shareholder return are met. As of June 30, 2008, 133 shares of restricted stock have been issued, however, none of these shares have vested.

The following table summarizes non-vested share awards as of June 30, 2008, as well as activity for the year then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2007	-	$-
Granted	133	24.86
Vested	-	-
Forfeited	(3)	24.50

Non-vested shares at June 30, 2008	130	$24.87

The non-vested shares will be non-voting and will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At June 30, 2008, there was $2,429 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.87 years.

NOTE 10:  EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted net income per share:

	Year Ended June 30,

	2008	2007	2006

Income from continuing operations	$105,287	$105,644	$90,863
Discontinued Operations	(1,065)	(963)	(940)

Net Income	$104,222	$104,681	$89,923

Common share information:
Weighted average shares outstanding for basic EPS	88,270	90,155	91,484
Dilutive effect of stock options	1,432	1,877	2,303

Shares for diluted EPS	89,702	92,032	93,787

Basic Earnings per Share:
Income from continuing operations	$1.19	$1.17	$0.99
Discontinued operations	(0.01)	(0.01)	(0.01)

Basic Earnings per Share	$1.18	$1.16	$0.98

Diluted Earnings per Share:
Income from continuing operations	$1.17	$1.15	$0.97
Discontinued operations	(0.01)	(0.01)	(0.01)

Diluted Earnings per Share	$1.16	$1.14	$0.96

Stock options to purchase approximately 536 shares for fiscal 2008, 772 shares for fiscal 2007, and 1,505 shares for fiscal 2006, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company established an employee stock purchase plan in 2006. The plan originally allowed the majority of employees the opportunity to directly purchase shares of the Company at a 5% discount. On October 30, 2007, the shareholders approved an amendment to the plan that increased the discount to 15% beginning January 1, 2008. With this amendment, the plan no longer met the criteria as a non-compensatory plan. As a result, beginning January 1, 2008, the Company began recording the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2008 was $125.

The Company has a defined contribution plans for its employees, the 401(k) Retirement Savings Plan (the "Plan"). The plan is subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $7,937, $7,148, and $6,530 for fiscal 2008, 2007, and 2006, respectively.

NOTE 12:  DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold its insurance agency outsourcing business, Banc Insurance Services, Inc. ("BIS") and Banc Insurance Agency, Inc. ("BIA"), to the division's management team and a private equity group for a nominal amount. The transaction resulted in an pre-tax loss of $2,718.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this business for the current and prior periods have been reported as discontinued operations. The divesture of this business was made as a result of poorer than expected operating results.

The insurance agency outsourcing business provided turnkey outsourced insurance agency solutions for financial institutions. Operations of the business, which were formerly included in the Bank Systems and Services segment, are summarized as follows:

	Year Ended June 30,

	2008	2007	2006

Revenue	$1,680	$1,595	$1,328
Loss before income taxes	(1,457)	(1,474)	(1,464)
Income tax benefit	536	511	524

Net loss from discontinued operations	(921)	(963)	(940)
Less loss on disposal, net of income taxes	(144)	-	-

Loss on discontinued operations	$(1,065)	$(963)	$(940)

Assets and liabilities of the insurance agency outsourcing business before disposal, were as follows:
June 30, 2008

Cash	$656
Accounts receivable	688
Other assets	90
Property and equipment, net	1,007

Total assets	2,441

Accounts payable and other	194

Total liabilities	$194

In connection with the sale, the Company accrued $471 lease loss, net of estimated subleases.

NOTE 13:  BUSINESS ACQUISITIONS

Fiscal 2008 Acquisitions:

On July 1, 2007, the Company acquired all of the capital stock of Gladiator Technology Services, Inc. ("Gladiator"). Gladiator is a provider of technology security services for financial institutions. The purchase price for Gladiator, $17,425 paid in cash, was allocated to the assets and liabilities acquired based on then-estimated fair values at the acquisition date, resulting in an allocation of $(729) to working capital, $799 to property and equipment, $4,859 to customer relationships, and $12,496 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. The Company and the former shareholders of Gladiator jointly made an IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the customer relationships and goodwill for tax purposes.

On October 1, 2007, the Company acquired all of the capital stock of AudioTel Corporation ("AudioTel"). AudioTel is a provider of remittance, merchant capture, check imaging, document imaging and management, and telephone and internet banking solutions. The purchase price for AudioTel, $32,092 paid in cash, was preliminarily allocated to the assets and liabilities acquired based upon then-estimated fair values at the acquisition date, resulting in an allocation of $(2,634) to working capital, $528 to property and equipment, $6,017 to customer relationships, $5,728 to capitalized software, $(4,346) to deferred taxes, and $26,799 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment and is non-deductible for tax purposes. Contingent purchase consideration of up to $3,000 may be due based on AudioTel's operating income over the two-year period ending September 30, 2009. This additional purchase price, if any, will be payable on or before November 15, 2009.

Fiscal 2007 Acquisition:

On November 1, 2006, the Company acquired all of the capital stock of Margin Maximizer Group, Inc., which does business as US Banking Alliance ("USBA"). USBA is a leading provider of loan and deposit pricing software and related consulting services to banks and credit unions. The purchase price for USBA, $34,006 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of $(2,147) to working capital, $69 to property and equipment, $2,515 to capitalized software, $4,705 to customer relationships, and $28,864 to goodwill. The capitalized software and customer relationships have weighted-average useful lives of approximately 5 years. The acquired goodwill has been allocated to the bank systems and services segment. The Company and the former shareholders of Margin Maximizer Group, Inc. jointly made a Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the capitalized software, customer relationships and goodwill for tax purposes. The results of USBA's operations have been included with the Company's from the date of acquisition, November 1, 2006, to the end of the period.

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

Fiscal 2005 Acquisitions:

On March 2, 2005, the Company acquired all of the membership interests in Tangent Analytics, LLC, ("Tangent"), a developer of business intelligence software systems. The purchase price for Tangent before any earn-out payments, $4,000 paid in cash, was allocated to the assets and liabilities acquired based on then estimated fair values at the acquisition date, resulting in an allocation of ($140) to working capital, $89 to deferred tax liability, $241 to capitalized software and $4,128 to goodwill.   Contingent purchase consideration was due based upon Tangent's earnings before interest, depreciation, taxes and amortization. In fiscal 2008, 2007 and 2006, $917, $3,125 and $958, respectively, was paid to the former members of Tangent based upon Tangent's earnings before interest, depreciation, amortization and taxes in full settlement of this contingent consideration. These amounts were included in goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

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

The accompanying consolidated statements of income for the fiscal year ended June 30, 2008, 2007 and 2006 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.
Pro Forma (unaudited)	Year Ended
	June 30,

	2008	2007	2006
Revenue	$746,041	$685,647	$616,537

Gross profit	$308,565	$298,488	$273,688

Income from continuing operations	$105,373	$107,296	$94,041

Earnings per share - continuing operations	$1.17	$1.17	$1.00
Diluted shares	89,702	92,032	93,787

Earnings per share - continuing operations	$1.19	$1.19	$1.03
Basic shares	88,270	90,155	91,484

NOTE 14:  BUSINESS SEGMENT INFORMATION

The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services ("Bank") and credit union systems and services ("Credit Union"). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue. The following amounts have been adjusted to exclude discontinued operations (See Note 12):
	For the Year Ended June 30, 2008

	Bank	Credit Union	Total

REVENUE
License	$52,528	$21,025	$73,553
Support and service	495,687	84,647	580,334
Hardware	68,175	20,864	89,039

Total	616,390	126,536	742,926

COST OF SALES
Cost of license	5,376	1,322	6,698
Cost of support and service	305,640	58,500	364,140
Cost of hardware	49,504	15,358	64,862

Total	360,520	75,180	435,700

GROSS PROFIT	$255,870	$51,356	$307,226

	For the Year Ended June 30, 2007

	Bank	Credit Union	Total

REVENUE
License	$60,683	$15,720	$76,403
Support and service	425,912	75,810	501,722
Hardware	69,266	19,076	88,342

Total	555,861	110,606	666,467

COST OF SALES
Cost of license	4,103	174	4,277
Cost of support and service	255,743	54,176	309,919
Cost of hardware	51,227	14,242	65,469

Total	311,073	68,592	379,665

GROSS PROFIT	$244,788	$42,014	$286,802

	For the Year Ended June 30, 2006

	Bank	Credit Union	Total

REVENUE
License	$66,165	$17,849	$84,014
Support and service	352,882	71,451	424,333
Hardware	62,511	20,019	82,530

Total	481,558	109,319	590,877

COST OF SALES
Cost of license	1,671	1,046	2,717
Cost of support and service	219,402	51,083	270,485
Cost of hardware	45,098	15,560	60,658

Total	266,171	67,689	333,860

GROSS PROFIT	$215,387	$41,630	$257,017

	For the Year Ended June 30,

	2008	2007	2006
Depreciation expense, net
Bank systems and services	$37,970	$34,219	$30,818
Credit Unions systems and services	2,225	2,208	2,624

Total	$40,195	$36,427	$33,442

Amortization expense, net
Bank systems and services	$19,580	$12,070	$8,421
Credit Unions systems and services	2,231	2,457	1,911

Total	$21,811	$14,527	$10,332

Capital expenditures, net
Bank systems and services	$30,994	$33,510	$43,681
Credit Unions systems and services	111	692	1,715

Total	$31,105	$34,202	$45,396

	For the Year Ended June 30,

	2008	2007

Property and equipment, net
Bank systems and services	$208,288	$217,195
Credit Unions systems and services	30,717	32,687

Total	$239,005	$249,882

Identified intangible assets, net
Bank systems and services	$385,671	$321,096
Credit Unions systems and services	46,463	52,214

Total	$432,134	$373,310

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 15:  SUBSEQUENT EVENTS

On August 25, 2008, the Company's Board of Directors declared a quarterly cash dividend of $.075 per share of common stock, payable on September 19, 2008 to shareholders of record on September 5, 2008. Also, on August 25, 2008, the Company's Board of Directors increased its stock repurchase authorization by 5.0 million shares bringing the total authorized repurchase since 2001 to 20.0 million shares.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2008

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$13,522	$23,294	$18,441	$18,296	$73,553
Support and service	137,912	144,979	148,772	148,671	580,334
Hardware	23,442	23,596	20,267	21,734	89,039

Total	174,876	191,869	187,480	188,701	742,926

COST OF SALES
Cost of license	770	1,770	1,739	2,419	6,698
Cost of support and service	87,206	88,781	93,871	94,282	364,140
Cost of hardware	17,298	16,352	14,875	16,337	64,862

Total	105,274	106,903	110,485	113,038	435,700

GROSS PROFIT	69,602	84,966	76,995	75,663	307,226

OPERATING EXPENSES
Selling and marketing	13,680	13,803	13,597	14,836	55,916
Research and development	9,959	11,404	11,340	10,623	43,326
General and administrative	9,808	13,463	9,514	10,990	43,775

Total	33,447	38,670	34,451	36,449	143,017

OPERATING INCOME	36,155	46,296	42,544	39,214	164,209

INTEREST INCOME (EXPENSE)
Interest income	1,349	339	267	190	2,145
Interest expense	(83)	(104)	(583)	(1,158)	(1,928)

Total	1,266	235	(316)	(968)	217

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	37,421	46,531	42,228	38,246	164,426

PROVISION FOR INCOME TAXES	13,658	17,101	15,430	12,950	59,139

INCOME FROM CONTINUING OPERATIONS	23,763	29,430	26,798	25,296	105,287

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(352)	(440)	(293)	(3,090)	(4,175)
Income tax benefit	128	161	107	2,714	3,110

Loss on discontinued operations	(224)	(279)	(186)	(376)	(1,065)

NET INCOME	$23,539	$29,151	$26,612	$24,920	$104,222

Continuing operations	$0.26	$0.32	$0.30	$0.29	$1.17
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Diluted net income per share	$0.26	$0.32	$0.30	$0.28	$1.16

Diluted weighted average shares
outstanding	90,833	90,922	88,907	88,145	89,702

Continuing operations *	$0.27	$0.33	$0.31	$0.29	$1.19
Discontinued operations *	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Basic net income per share	$0.26	$0.33	$0.30	$0.29	$1.18

Basic weighted average shares
outstanding	89,168	89,393	87,615	86,902	88,270

* Amounts may not add due to rounding

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2007

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$15,539	$21,173	$15,345	$24,346	$76,403
Support and service	115,206	123,874	129,842	132,800	501,722
Hardware	19,499	21,836	23,276	23,731	88,342

Total	150,244	166,883	168,463	180,877	666,467

COST OF SALES
Cost of license	556	772	869	2,080	4,277
Cost of support and service	72,575	76,942	78,388	82,014	309,919
Cost of hardware	13,702	15,977	17,424	18,366	65,469

Total	86,833	93,691	96,681	102,460	379,665

GROSS PROFIT	63,411	73,192	71,782	78,417	286,802

OPERATING EXPENSES
Selling and marketing	11,768	12,822	12,294	13,311	50,195
Research and development	8,516	8,989	9,004	9,453	35,962
General and administrative	9,906	11,407	9,378	9,926	40,617

Total	30,190	33,218	30,676	32,690	126,774

OPERATING INCOME	33,221	39,974	41,106	45,727	160,028

INTEREST INCOME (EXPENSE)
Interest income	1,556	406	658	786	3,406
Interest expense	(216)	(299)	(439)	(803)	(1,757)

Total	1,340	107	219	(17)	1,649

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	34,561	40,081	41,325	45,710	161,677

PROVISION FOR INCOME TAXES	12,960	12,045	14,732	16,296	56,033

INCOME FROM CONTINUING OPERATIONS	21,601	28,036	26,593	29,414	105,644

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(302)	(355)	(331)	(486)	(1,474)
Income tax benefit	113	107	118	173	511

Loss on discontinued operations	(189)	(248)	(213)	(313)	(963)

NET INCOME	$21,412	$27,788	$26,380	$29,101	$104,681

Continuing operations	$0.23	$0.30	$0.29	$0.32	$1.15
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Diluted net income per share	$0.23	$0.30	$0.29	$0.32	$1.14

Diluted weighted average shares
Outstanding	92,893	92,246	91,753	91,237	92,032

Continuing operations	$0.24	$0.31	$0.30	$0.33	$1.17
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Basic net income per share	$0.24	$0.31	$0.29	$0.33	$1.16

Basic weighted average shares
Outstanding	91,056	90,211	89,893	89,459	90,155

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

The Management's Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, "Financial Statements and Supplementary Data." Our independent registered accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management's assessment, which is included in Item 8 of this Form 10-K.

During the fiscal quarter ending June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

See the information under the captions "Election of Directors", "Corporate Governance", "Audit Committee Report", "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which is incorporated herein by reference.

Item 11.  Executive Compensation

See the information under captions "Compensation Discussion and Analysis", "Executive Compensation", "Compensation Committee Report", "Corporate Governance", and "Directors Compensation" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under the captions "Stock Ownership of Certain Stockholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

See the information under the captions "Audit Committee Report" and "Ratification of the Selection of the Company's Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

-  Report of Independent Registered Public Accounting Firm

-  Consolidated Statements of Income for the Years Ended June 30, 2008, 2007 and 2006

-  Consolidated Balance Sheets as of June 30, 2008 and 2007

-  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2008, 2007 and 2006

-  Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006

-  Notes to the Consolidated Financial Statements

(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) See "Index to Exhibits" set forth below.

All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

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

10.9	The Company's 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1997.
10.20	Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.20 to the Company's Current Report on Form 8-K filed April 21, 2005.
10.21	Amendment to the Company's 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2005.
10.27	The Company's Restricted Stock Plan, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed September 12, 2006.
10.28	The Company's 2005 Non-Qualified Stock Option Plan, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed September 12, 2006.
10.29	Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.29 to the Company's Current Report on Form 8-K filed November 6, 2006.
10.30	Second Amendment to Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 31, 2007.
10.31	Form of Termination Benefits Agreement, attached as Exhibit 10.31 to the Company's Current Report on Form 8-K filed September 10, 2007.
10.32	Form of Restricted Stock Agreement (executives), attached as Exhibit 10.32 to the Company's Current Report on Form 8-K filed September 10, 2007.
10.33	Form of Restricted Stock Agreement (Vice presidents and certain other managers), attached as Exhibit 10.33 to the Company's Current Report on Form 8-K filed September 10, 2007.
10.34	Amendment No. 2 to Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.34 to the Company's Current Report on Form 8-K filed November 1, 2007.
10.35	Jack Henry & Associates, Inc. 2007 Annual Incentive Plan, attached as Exhibit 10.35 to the Company's Current Report on Form 8-K filed November 1, 2007.
10.36	Jack Henry & Associates, Inc. 1995 Non-Qualified Stock Option Plan, as amended May 9, 2008.
10.37	Jack Henry & Associates, Inc. 1996 Stock Option Plan, as amended May 9, 2008.
10.38	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008.
21.1	List of the Company's subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2008.
JACK HENRY & ASSOCIATES, INC., Registrant

By /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael E. Henry Michael E. Henry	Chairman of the Board and Director	August 28, 2008

/s/ John F. Prim John F. Prim	Chief Executive Officer and Director	August 28, 2008

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 28, 2008

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 28, 2008

/s/ James J. Ellis James J. Ellis	Director	August 28, 2008

/s/ Craig R. Curry Craig R. Curry	Director	August 28, 2008

/s/ Wesley A. Brown Wesley A. Brown	Director	August 28, 2008

/s/ Matthew Flanigan Matthew Flanigan	Director	August 28, 2008

/s/ Marla Shepard Marla Shepard	Director	August 28, 2008