Form 10-Q
period 2008-09-30
HENRY JACK & ASSOCIATES INC
filed 2008-11-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 0-14112

JACK HENRY & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)
Delaware	43-1128385
(State or Other Jurisdiction of Incorporation)	(I.R.S Employer Identification No.)

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 3, 2008, Registrant has 84,514,725 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC.
	CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2008 and June 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended September 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 6	Exhibits	20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2008	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,835	$65,565
Investments, at amortized cost	996	997
Receivables	125,958	213,947
Prepaid expenses and other	27,992	25,143
Prepaid cost of product	26,622	19,515
Deferred income taxes	4,453	4,590

Total current assets	210,856	329,757

PROPERTY AND EQUIPMENT, net	234,179	239,005

OTHER ASSETS:
Prepaid cost of product	10,606	9,584
Computer software, net of amortization	77,099	74,943
Other non-current assets	10,058	10,564
Customer relationships, net of amortization	61,710	63,819
Trade names	3,999	3,999
Goodwill	292,385	289,373

Total other assets	455,857	452,282

Total assets	$900,892	$1,021,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,098	$6,946
Accrued expenses	28,837	35,996
Accrued income taxes	408	15,681
Note payable and current maturities of capital leases	20,147	70,177
Deferred revenues	176,084	212,375

Total current liabilities	232,574	341,175

LONG TERM LIABILITIES:
Deferred revenues	12,115	11,219
Deferred income taxes	62,894	61,710
Other long-term liabilities, net of current maturities	5,413	5,489

Total long term liabilities	80,422	78,418

Total liabilities	312,996	419,593

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 09/30/08 were 97,805,533
Shares issued at 06/30/08 were 97,702,098	978	977
Additional paid-in capital	292,772	291,120
Retained earnings	576,654	560,534
Less treasury stock at cost
12,830,003 shares at 09/30/08, 11,301,045 shares at 06/30/08	(282,508)	(251,180)

Total stockholders' equity	587,896	601,451

Total liabilities and stockholders' equity	$900,892	$1,021,044

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,

	2008	2007

REVENUE
License	$13,294	$13,522
Support and service	151,947	137,912
Hardware	17,857	23,442

Total	183,098	174,876

COST OF SALES
Cost of license	1,089	770
Cost of support and service	96,132	87,206
Cost of hardware	13,348	17,298

Total	110,569	105,274

GROSS PROFIT	72,529	69,602

OPERATING EXPENSES
Selling and marketing	13,932	13,680
Research and development	11,546	9,959
General and administrative	11,459	9,808

Total	36,937	33,447

OPERATING INCOME	35,592	36,155

INTEREST INCOME (EXPENSE)
Interest income	563	1,349
Interest expense	(427)	(83)

Total	136	1,266

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,728	37,421

PROVISION FOR INCOME TAXES	13,219	13,658

INCOME FROM CONTINUING OPERATIONS	22,509	23,763

DISCONTINUED OPERATIONS (Note 6)
Loss from operations of discontinued component	-	(352)
Income tax benefit	-	128

Loss on discontinued operations	-	(224)

NET INCOME	$22,509	$23,539

Continuing operations	$0.26	$0.26
Discontinued operations	0.00	(0.00)

Diluted net income per share	$0.26	$0.26

Diluted weighted average shares outstanding	86,622	90,833

Continuing operations	$0.26	$0.27
Discontinued operations	0.00	(0.00)

Basic net income per share	$0.26	$0.26

Basic weighted average shares outstanding	85,744	89,168

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$22,509	$23,539

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	9,841	9,533
Amortization	5,986	4,872
Deferred income taxes	1,183	836
Expense for stock-based compensation	392	111
Loss on disposal of property and equipment	-	245
Other, net	(4)	(11)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	87,989	77,733
Prepaid expenses, prepaid cost of product, and other	(10,485)	4,030
Accounts payable	151	(5,307)
Accrued expenses	(8,069)	(5,854)
Income taxes	(14,946)	(1,673)
Deferred revenues	(35,395)	(38,926)

Net cash from operating activities	59,152	69,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(3,012)	(17,365)
Capital expenditures	(4,241)	(9,673)
Proceeds from sale of property and equipment	7	2,069
Computer software developed	(6,033)	(5,652)
Proceeds from investments	1,000	1,000
Purchase of investments	(996)	(981)
Other, net	12	(72)

Net cash from investing activities	(13,263)	(30,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	10,037	1,495
Repayments under lines of credit	(60,076)	(71,420)
Purchase of treasury stock	(31,328)	(5,183)
Dividends paid	(6,388)	(5,807)
Excess tax benefits from stock-based compensation	242	1,141
Proceeds from issuance of common stock upon
exercise of stock options	950	6,987
Minimum tax witholding payments related to option exercises	(538)	-
Proceeds from sale of common stock, net	482	243

Net cash from financing activities	(86,619)	(72,544)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(40,730)	$(34,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$65,565	$88,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,835	$54,527

Net cash paid for income taxes was $27,297 and $13,227 for the three months ended September 30, 2008 and 2007, respectively. The Company paid interest of $585 and $542 for the three months ended September 30, 2008 and 2007, respectively. Capital expenditures exclude property and equipment additions totaling $781 that were in accrued liabilities.

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

STOCK-BASED COMPENSATION

For the three months ended September 30, 2008 and 2007, there was $392 and $111, respectively, in compensation expense from equity-based awards.

Changes in stock options outstanding and exercisable are as follows:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2008	3,977	$17.42
Granted	-	-
Forfeited	-	-
Exercised	(119)	11.75

Outstanding September 30, 2008	3,858	$17.60	$15,166

Exercisable September 30, 2008	3,833	$17.55	$15,162

As of September 30, 2008, there was $68 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.14 years. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2008 was 2.96 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of September 30, 2008, as well as activity for the three months then ended:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2008	130	$24.87
Granted	139	19.21
Vested	(9)	25.60
Forfeited	-	-

Non-vested shares at September 30, 2008	260	$21.81

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected dividends to be declared during the restriction period.

At September 30, 2008, there was $4,798 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 3.24 years.

INCOME TAXES

At September 30, 2008, the Company had $4,070 of gross unrecognized tax benefits, $3,769 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008, we had accrued interest and penalties of $793 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for these two years and all subsequent fiscal years still remain subject to examination as of September 30, 2008 under statute of limitations rules. We anticipate potential changes of up to $500 could reduce the unrecognized tax benefits balance within twelve months of September 30, 2008.

COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2008 and 2007 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the first quarter of fiscal 2009, the Company repurchased 1,529 treasury shares for $31,328. The total cost of treasury shares at September 30, 2008 is $282,508. At September 30, 2008, there were 12,830 shares remaining in treasury stock and the Company had the authority to repurchase up to 7,161 additional shares.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2008. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the three-month periods ended September 30, 2008 and 2007.

The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.     ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2008.

ACQUISITION ACTIVITY

On January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions. As part of the purchase agreement, contingent purchase consideration was payable to the former members based upon the attainment of certain net operating income targets. As of June 30, 2008, up to $9,752 of the purchase consideration was still contingent. During the first quarter of fiscal 2009, the Company paid $3,000 in full settlement of this contingency to the former members of Stratika. This amount is included in goodwill. This acquired goodwill has been allocated to the banking systems and services segment and is deductible for federal income tax purposes.

The following unaudited pro forma consolidated financial information is presented as if the acquisition of AudioTel, Inc., completed in the prior fiscal year, had occurred at the beginning of the earliest period presented. This unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred during that period, or the results that may be obtained in the future as a result of that acquisition.

Pro Forma (unaudited)	Three Months Ended
	September 30,

	2008	2007
	(Actual)	(Pro Forma)
Revenue	$183,098	$177,991

Gross profit	72,529	70,941

Net Income	$22,509	$23,849

Earnings per share - diluted	$0.26	$0.26
Diluted Shares	86,622	90,833

Earnings per share - basic	$0.26	$0.27
Basic Shares	85,744	89,168

DEBT

The Company renewed a bank credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.00% at September 30, 2008). The credit line expires March 7, 2009 and is secured by $1,000 of investments. At September 30, 2008, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (4.00% at September 30, 2008).  The credit line matures on April 29, 2010. At September 30, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At September 30, 2008, the balance was $20,000. This outstanding balance bears interest at a weighted average rate of 3.22%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2008, the Company was in compliance with all covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $896, less accumulated depreciation of $503. At September 30, 2008, $163 was outstanding, of which $147 was included in current maturities.

During the quarter ended September 30, 2008, the Company incurred interest totaling $441, $14 of which was capitalized.

COMMITMENTS AND CONTINGENCIES

For fiscal 2009, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager's bonus is contingent upon meeting individualized business unit objectives established by the executive officer to whom the general manager reports.

The Company has entered into agreements that provide its executive officers with compensation totaling two years' base salary and target bonus in the event the Company terminates the executive without cause within the period from 90 days before to two years after a change in control of the Company. The Company has also entered into agreements that provide its general managers with compensation totaling one year of base salary and target bonus under circumstances identical to those contained in the executive officer agreements.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Relative to SFAS 157, the FASB issued FASB Staff Positions ("FSP") 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" ("SFAS 13"), and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3, which was issued after the end of the current fiscal quarter, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 was effective for the Company beginning on July 1, 2008. Its adoption did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity, and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on July 1, 2009. SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the future materiality of that impact cannot be determined at this time.

NOTE 4.      EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted earnings per share:
	Three Months Ended
	September 30,

	2008	2007

Income from continuing operations	$22,509	$23,763
Discontinued operations	-	(224)

Net Income	$22,509	$23,539

Common share information:
Weighted average shares outstanding for basic EPS	85,744	89,168
Dilutive effect of stock options and restricted stock	878	1,665

Shares for diluted EPS	86,622	90,833

Basic Earnings per Share:
Income from continuing operations	$0.26	$0.27
Discontinued operations	0.00	(0.00)

Basic Earnings per Share	$0.26	$0.26

Diluted Earnings per Share:
Income from continuing operations	$0.26	$0.26
Discontinued operations	0.00	(0.00)

Diluted Earnings per Share	$0.26	$0.26

Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2008 and 2007. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 1,058 and 384 shares for the three-month periods ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$10,284	$3,010	$13,294	$8,919	$4,603	$13,522
Support and service	126,325	25,622	151,947	117,181	20,731	137,912
Hardware	13,313	4,544	17,857	17,945	5,497	23,442

Total	149,922	33,176	183,098	144,045	30,831	174,876

COST OF SALES
Cost of license	896	193	1,089	654	116	770
Cost of support and service	79,976	16,156	96,132	73,089	14,117	87,206
Cost of hardware	9,847	3,501	13,348	13,162	4,136	17,298

Total	90,719	19,850	110,569	86,905	18,369	105,274

GROSS PROFIT	$59,203	$13,326	$72,529	$57,140	$12,462	$69,602

	September 30,	June 30,

	2008	2008

Property and equipment, net
Bank systems and services	$203,933	$208,288
Credit Union systems and services	30,246	30,717

Total	$234,179	$239,005

Identified intangible assets, net
Bank systems and services	$389,318	$385,671
Credit Union systems and services	45,875	46,463

Total	$435,193	$432,134

NOTE 6:     DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold its insurance agency outsourcing business, Banc Insurance Services, Inc. ("BIS") and Banc Insurance Agency, Inc. ("BIA"), to the division's management team and a private equity group for a nominal amount. The transaction resulted in a pre-tax loss of $2,718.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this business for prior periods were reported as discontinued operations. The following presents the results of the discontinued operations for the quarters ended September 30, 2008 and 2007:

	Three Months Ended September 30,

	2008	2007

Revenue	$-	$450

Loss before income taxes	-	(352)
Income tax benefit	-	128

Loss on discontinued operations	$-	$(224)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 19 item-processing centers located throughout the United States.

The US financial crisis is a primary concern at this time as it threatens our customers and our industry. The profits of many financial institutions have decreased and this may result in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and encouraging sales pipeline in specific areas. Discussions with our bank customers at our recent National Users Group Meeting were also encouraging, as many report strong deposit growth and new business opportunities. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these uncertain times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound occurs.

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2008 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2008, to the prior year three-month period ended September 30, 2007.

REVENUE

License Revenue	Three Months Ended		%
	September 30,		Change

	2008	2007

License	$13,294	$13,522	-2%
Percentage of total revenue	7%	8%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The reduction in license revenue for the quarter compared to the same quarter a year ago is mainly attributable to the credit union systems and services segment. When compared to last year, Episys®, our flagship core processing system aimed at larger credit unions, experienced a decrease in license revenue after having strong revenue during the prior fiscal year. This decrease is attributable largely to a decrease in average transaction size compared to last year.

A portion of the decrease in license revenue can be attributed to the continuing shift in demand from banks and credit unions from in-house delivery to our outsourcing services, which do not require software license agreements. Another contributing factor is the high market penetration we have with several of our products which has caused reduced license sales for these products compared to prior years.

Support and Service Revenue	Three Months Ended		%
	September 30,		Change

	2008	2007

Support and service	$151,947	$137,912	+10%
Percentage of total revenue	83%	79%

Quarter Over Quarter Change	$ Change	% Change

In-House Support & Other Services	$7,383	+12%
EFT Support	5,103	+16%
Outsourcing Services	2,312	+8%
Implementation Services	(763)	-5%

Total Increase	$14,035

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in most of the support and service revenue components for the quarter ended September 30, 2008. In-house support and other services increased partially as a result of recent acquisitions and partially as a result of new license agreements for which implementation was completed during the period since the first quarter of fiscal 2008. In addition, because annual maintenance fees are based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage growth due to increased customer activity and expansion of our customer base. Outsourcing services for banks and credit unions continue to drive revenue growth as we add new bank and credit union customers and increase volume. The decrease in implementation services revenue is directly related to fewer convert/merge implementations for our bank customers due to the slowdown in the merger and acquisition activity in the current market environment.

Hardware Revenue	Three Months Ended		%
	September 30,		Change

	2008	2007

Hardware	$17,857	$23,442	-24%
Percentage of total revenue	10%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. During the quarter ended September 30, 2007, hardware revenue was increased by IBM System i upgrades and due to higher sales of hardware components used in our remote deposit capture product for imaging and exchanging checks.

BACKLOG

Our backlog increased 12% at September 30, 2008 to $266,200 ($65,100 in-house and $201,100 outsourcing) from $237,600 ($64,000 in-house and $173,600 outsourcing) at September 30, 2007.

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

Cost of Sales and Gross Profit	Three Months Ended		%
	September 30,		Change

	2008	2007

Cost of License	$1,089	$770	+41%
Percentage of total revenue	1%	<1%

License Gross Profit	$12,205	$12,752	-4%
Gross Profit Margin	92%	94%

Cost of support and service	$96,132	$87,206	+10%
Percentage of total revenue	53%	50%

Support and Service Gross Profit	$55,815	$50,706	+10%
Gross Profit Margin	37%	37%

Cost of hardware	$13,348	$17,298	-23%
Percentage of total revenue	7%	10%

Hardware Gross Profit	$4,509	$6,144	-27%
Gross Profit Margin	25%	26%

TOTAL COST OF SALES	$110,569	$105,274	+5%
Percentage of total revenue	60%	60%

TOTAL GROSS PROFIT	$72,529	$69,602	+4%
Gross Profit Margin	40%	40%

Cost of license increased for the current quarter due to greater third party reseller agreement software vendor costs. This increase in cost of support and service was commensurate with an increase in support and service revenue. Cost of hardware decreased due to a decrease in hardware sales. Also, hardware incentives and rebates received from vendors fluctuate quarterly due to changing thresholds established by the vendors.

Gross margin on license revenue decreased because a larger percentage of the revenue from licenses was attributable to sales of third party products under reseller agreements where gross margins are significantly lower than on our owned products. We expect third party reseller agreement software to continue to trend upward as a percentage of our total license revenue. The gross profit margin remained at 37% in support and service. Hardware gross margin in the first quarter of fiscal 2009 decreased to 25% from 26% in the first quarter of fiscal 2008, primarily due to sales mix and decreased incentives and rebates received from vendors during the quarter.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%
	September 30,		Change

	2008	2007

Selling and marketing	$13,932	$13,680	+2%
Percentage of total revenue	8%	8%

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

For the three months ended September 30, 2008, selling and marketing expenses increased mainly due to increasing personnel costs, which resulted from increased headcount and employee benefit expenses . Selling and marketing expense remained even as a percentage of sales compared to the first quarter of last fiscal year at 8%.

Research and Development	Three Months Ended
	September 30,		Change

	2008	2007

Research and development	$11,546	$9,959	+16%
Percentage of total revenue	6%	6%

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

Research and development expenses increased 16% over last year's first quarter primarily due to employee related costs from increased salaries and benefit expenses; however, they remained at 6% of total revenue for each period.

General and Administrative	Three Months Ended		%
	September 30,		Change

	2008	2007

General and administrative	$11,459	$9,808	+17%
Percentage of total revenue	6%	6%

General and administrative expense increased for the quarter due to increased personnel costs (including increased benefit costs), increased travel expenses and additional legal expenses compared to a year ago. General and administrative expenses remained at 6% of total revenue for both periods.

INTEREST INCOME (EXPENSE) - Net interest income for the three months ended September 30, 2008 reflects a decrease of $1,130 when compared to the same period last year. Interest income decreased $786 due to lower average cash, cash equivalent and investment balances. Interest expense increased $344, due to fluctuations in the average outstanding balance and interest rates on the revolving bank credit facility, which as of September 30, 2008 had a balance of $20,000, but had been fully paid as of September 30, 2007.

PROVISION FOR INCOME TAXES - The provision for income taxes was $13,219 for the three months ended September 30, 2008 compared with $13,658 for the same period last year.  As of the end of the current quarter, the rate of income taxes is estimated at 37.0% of income before income taxes compared to 36.5% as reported for the same quarter in fiscal 2008. The current year rate does not include any impact of the Research and Experimentation Credit ("R&E Credit") since it had expired as of the end of the second quarter of fiscal 2008, but was included in last year's first quarter provision. Subsequent to September 30, 2008, the R&E Credit was reinstated, which will decrease our effective tax rate beginning in the second quarter.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations decreased 5% for the three months ended September 30, 2008. For the first quarter of fiscal 2009, it was $22,509 or $0.26 per diluted share compared to $23,763, which was also $0.26 per diluted share in the same period last year.

DISCONTINUED OPERATIONS

For the quarter ended September 30, 2007, loss on discontinued operations, net of income tax, was $224. The loss was comprised of a loss on operations of Banc Insurance Services, Inc. and Banc Insurance Agency, Inc. which were sold by the Company on June 30, 2008. The income tax benefit on the loss amount was $128. There was no gain or loss from discontinued operations for the quarter ended September 30, 2008.

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

Bank Systems and Services
	Three Months Ended		Percent
	September 30,		Change

	2008	2007

Revenue	$149,922	$144,045	4%
Gross Profit	$59,204	$57,140	4%

Gross Profit Margin	39%	40%

Revenue growth in bank systems and services is primarily due to an increase in license revenue and to continue growth in support and service revenue, particularly in-house support which experienced 12% growth compared to the same quarter a year ago. Gross profit margin decreased slightly compared to the first quarter of fiscal 2008 due to the cost of third party software, increases in support and service costs and personnel related costs.

Credit Union Systems and Services
	Three Months Ended		Percent
	September 30,		Change

	2008	2007

Revenue	$33,176	$30,831	8%
Gross Profit	$13,326	$12,462	7%

Gross Profit Margin	40%	40%

Revenue in the credit union system and services segment grew in all components of support and service revenue, particularly EFT Support, which experienced 50% growth over last year's quarter. This increase in support and services revenue was opposed by decreases in license and hardware revenue. License revenue was impacted by a decrease in the size of core product license agreements in comparison to the same period last year. Hardware revenue decreased due to sales mix and the amount of hardware shipped during the quarter. Credit union gross profit increased 7% from the prior year, but gross profit margin remained at 40% for both periods.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $24,835 at September 30, 2008, from $65,565 at June 30, 2008 and decreased from $54,527 at September 30, 2007. The decrease in the cash balance from June 30, 2008 is primarily due to the repayment of short term obligations and the purchase of additional shares for the treasury.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Three months ended September 30,

	2008	2007

Net income	$22,509	$23,539
Non-cash expenses	17,398	15,586
Change in receivables	87,989	77,733
Change in deferred revenue	(35,395)	(38,926)
Change in other assets and liabilities	(33,349)	(8,804)

Net cash provided by operating activities	$59,152	$69,128

During the first quarter of fiscal 2009, as is the case during the first quarter of each fiscal year, the Company's cash flow from operations benefit from the collection of receivables related to our annual maintenance billings which are issued during the fourth quarter each year. In the current quarter, those inflows were partially offset by cash outflows related to an increase in prepaid expenses and a decrease in accrued income taxes.

Cash used in investing activities for the current quarter totaled $13,263. The largest use of cash was for software development projects totaling $6,033. Other major uses of cash included $4,241 of capital expenditures for facilities and equipment and $3,012 in acquisition-related payments. In the first quarter of fiscal 2008, cash used in investing activities totaled $30,674. The largest use of cash was for acquisition activity, including the acquisition of Gladiator Technology Services, Inc., totaling $17,365. Other major uses of cash included $9,673 in capital expenditures for facilities and equipment and $5,652 for the development of software.

Financing activities used cash of $86,619 during the current quarter. There were net cash outflows to repay short-term borrowings on our lines of credit of $50,039; $31,328 was used to purchase treasury stock, and $6,388 was used to fund dividends paid to stockholders. Cash used was partially offset by $1,136 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock. In the first quarter of last year, financing activities used cash of $72,544, including repayments of short-term borrowings of $70,000, $5,183 used to repurchase shares of our common stock and $5,807 used to pay dividends. Cash used in the prior year quarter was partially offset by $8,371 from the proceeds for the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock.

At September 30, 2008, the Company had negative working capital of $21,718; however, the largest component of current liabilities was deferred revenue of $176,084, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

The U.S. financial markets continue to face regulatory and operational challenges. In these uncertain times, it is extremely difficult to predict what affect these developments may have on our customers and ultimately us. We have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our current cash balances and our available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $4,241 and $9,673 for the three-month periods ended September 30, 2008 and 2007, respectively, were made primarily for additional equipment and the development or improvement of facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2009.

The Company renewed a bank credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (5.00% at September 30, 2008). The credit line expires March 7, 2009 and is secured by $1,000 of investments. At September 30, 2008, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (4.00% at September 30, 2008).  The credit line matures on April 29, 2010. At September 30, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At September 30, 2008, the balance was $20,000.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $896, less accumulated depreciation of $503. At September 30, 2008, $163 was outstanding, of which $147 was included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the first quarter of fiscal 2009, the Company repurchased 1,529 treasury shares for $31,328. The total cost of treasury shares at September 30, 2008 is $282,508. At September 30, 2008, there were 12,830 shares remaining in treasury stock and the Company had the authority to repurchase up to 7,161 additional shares.

Critical Accounting Policies

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2008.

Forward Looking Statements

The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid, with increased revenue and gross profit for the three months ended September 30, 2008, compared to the same period a year ago. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise when the economic rebound occurs.

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

PART II.      OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased during the quarter ended September, 30, 2008:
Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1 - July 31, 2008	400,000	$ 21.43	400,000	3,289,571
August 1-31, 2008	720,000	$ 20.25	720,000	7,569,571
September 1-30, 2008	408,958	$ 19.98	408,958	7,160,613

Total	1,528,958	$ 20.49	1,528,958	7,160,613

(1)Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, increased by 2.0 million shares on April 29, 2005, by 5.0 million shares on August 28, 2006, and by 5.0 million shares on February 4, 2008. On August 25, 2008, the Company's Board of Directors approved an additional 5.0 million share increase to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.
ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer dated November 6, 2008.

31.2	Certification of the Chief Financial Officer dated November 6, 2008.

32.1	Written Statement of the Chief Executive Officer dated November 6, 2008.

32.2	Written Statement of the Chief Financial Officer dated November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: November 6, 2008	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: November 6, 2008	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer