Form 10-Q
period 2008-12-31
HENRY JACK & ASSOCIATES INC
filed 2009-02-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

As of February 2, 2009, Registrant has 83,975,232 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC.
	CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2008 and June 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three
	and Six Months Ended December 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended December 31, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 4	Submission of Matters to a Vote of Security Holders	20

ITEM 6	Exhibits	21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	December 31, 2008	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,602	$65,565
Investments, at amortized cost	998	997
Receivables	122,666	213,947
Prepaid expenses and other	26,888	25,143
Prepaid cost of product	24,718	19,515
Deferred income taxes	4,452	4,590

Total current assets	220,324	329,757

PROPERTY AND EQUIPMENT, net	240,832	239,005

OTHER ASSETS:
Prepaid cost of product	9,065	9,584
Computer software, net of amortization	79,697	74,943
Other non-current assets	10,662	10,564
Customer relationships, net of amortization	59,587	63,819
Trade names	3,999	3,999
Goodwill	292,385	289,373

Total other assets	455,395	452,282

Total assets	$916,551	$1,021,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,333	$6,946
Accrued expenses	28,022	35,996
Accrued income taxes	3,796	15,681
Note payable and current maturities of capital leases	63,728	70,177
Deferred revenues	136,776	212,375

Total current liabilities	241,655	341,175

LONG TERM LIABILITIES:
Deferred revenues	10,822	11,219
Deferred income taxes	63,330	61,710
Other long-term liabilities, net of current maturities	8,788	5,489

Total long term liabilities	82,940	78,418

Total liabilities	324,595	419,593

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 12/31/08 were 97,856,799
Shares issued at 06/30/08 were 97,702,098	979	977
Additional paid-in capital	294,056	291,120
Retained earnings	598,338	560,534
Less treasury stock at cost
13,906,635 shares at 12/31/08,
11,301,045 shares at 06/30/08	(301,417)	(251,180)

Total stockholders' equity	591,956	601,451

Total liabilities and stockholders' equity	$916,551	$1,021,044

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2008	2007	2008	2007

REVENUE
License	$14,860	$23,294	$28,154	$36,816
Support and service	155,053	144,979	307,000	282,891
Hardware	20,291	23,596	38,148	47,038

Total	190,204	191,869	373,302	366,745

COST OF SALES
Cost of license	2,052	1,770	3,141	2,540
Cost of support and service	96,502	88,781	192,634	175,987
Cost of hardware	14,277	16,352	27,625	33,650

Total	112,831	106,903	223,400	212,177

GROSS PROFIT	77,373	84,966	149,902	154,568

OPERATING EXPENSES
Selling and marketing	13,845	13,803	27,777	27,483
Research and development	10,191	11,404	21,737	21,363
General and administrative	11,725	13,463	23,184	23,271

Total	35,761	38,670	72,698	72,117

OPERATING INCOME	41,612	46,296	77,204	82,451

INTEREST INCOME (EXPENSE)
Interest income	146	339	709	1,688
Interest expense	(524)	(104)	(951)	(187)

Total	(378)	235	(242)	1,501

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,234	46,531	76,962	83,952

PROVISION FOR INCOME TAXES	13,249	17,101	26,468	30,759

INCOME FROM CONTINUING OPERATIONS	27,985	29,430	50,494	53,193

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(440)	-	(792)
Income tax benefit	-	161	-	289

Loss on discontinued operations	-	(279)	-	(503)

NET INCOME	$27,985	$29,151	$50,494	$52,690

Continuing operations	$0.33	$0.32	$0.59	$0.59
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Diluted net income per share	$0.33	$0.32	$0.59	$0.58

Diluted weighted average shares outstanding	84,958	90,922	85,790	90,878

Continuing operations	$0.33	$0.33	$0.59	$0.60
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Basic net income per share	$0.33	$0.33	$0.59	$0.59

Basic weighted average shares outstanding	84,314	89,393	85,029	89,281

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$50,494	$52,690

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	19,587	19,746
Amortization	12,361	10,376
Deferred income taxes	1,619	836
Loss on disposal of property and equipment	44	247
Expense on stock-based compensation	982	479
Other, net	(6)	(19)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	91,281	82,959
Prepaid expenses, prepaid cost of product, and other	(6,528)	4,245
Accounts payable	2,386	(5,935)
Accrued expenses	(9,294)	(10,156)
Income taxes	(11,222)	(1,721)
Deferred revenues	(75,996)	(70,326)

Net cash from operating activities	75,708	83,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(3,012)	(49,026)
Capital expenditures	(14,051)	(21,071)
Computer software developed	(12,910)	(11,651)
Proceeds from sale of property and equipment	9	2,069
Proceeds from investments	1,000	1,000
Purchase of investments	(996)	(981)
Other, net	-	(72)

Net cash from investing activities	(29,960)	(79,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	58,174	38,057
Repayments under lines of credit	(67,757)	(82,977)
Purchase of treasury stock	(50,237)	(23,313)
Dividends paid	(12,688)	(11,617)
Excess tax benefits from stock-based compensation	272	2,688
Proceeds from issuance of common stock upon
exercise of stock options	1,219	12,552
Minimum tax withholding payments related to option exercises	(594)	-
Proceeds from sale of common stock, net	900	440

Net cash from financing activities	(70,711)	(64,170)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(24,963)	$(60,481)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$65,565	$88,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,602	$28,136

Net cash paid for income taxes was $36,580 and $28,666 for the six months ended December 31, 2008 and 2007, respectively. The Company paid interest of $914 and $707 for the six months ended December 31, 2008 and 2007, respectively. Capital expenditures exclude property and equipment additions totaling $7,389 acquired via capital lease or that were in accrued liabilities.

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE COMPANY

Jack Henry & Associates, Inc. and Subsidiaries ("JHA" or the "Company") is a leading provider of integrated computer systems and services that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and software implementation services for financial institutions to utilize JHA software systems, and by providing other related services. JHA also provides continuing support and services to customers using in-house or outsourced systems.

CONSOLIDATION

The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all significant intercompany accounts and transactions have been eliminated.

STOCK-BASED COMPENSATION

For the three months ended December 31, 2008 and 2007, there was $590 and $368, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2009 and 2008 includes $982 and $479 of equity-based compensation costs, respectively.

Changes in stock options outstanding and exercisable are as follows:
	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2008	3,977	$17.42
Granted	50	17.45
Forfeited	-	-
Exercised	(144)	11.75

Outstanding December 31, 2008	3,883	$17.63	$12,563

Exercisable December 31, 2008	3,809	$17.58	$12,462

For the six months ended December 31, 2008 and 2007, the weighted average fair value of options granted was $7.87 and $11.83, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the second quarter.

The assumptions used in this model to estimate fair value and resulting values are as follows:
	Six Months Ended
	December 31,

	2008	2007

Weighted Average Assumptions:
Expected life (years)	3.72	7.41
Volatility	30%	28%
Risk free interest rate	1.4%	4.1%
Dividend yield	1.72%	0.98%

As of December 31, 2008, there was $350 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.75 years. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2008 was 2.70 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of December 31, 2008, as well as activity for the six months then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2008	130	$24.87
Granted	139	19.21
Vested	(9)	25.60
Forfeited	-	-

Non-vested shares at December 31, 2008	260	$21.81

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At December 31, 2008, there was $4,352 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.98 years.

INCOME TAXES

At December 31, 2008, the Company had $4,383 of gross unrecognized tax benefits, $4,068 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, we had accrued interest and penalties of $775 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for these two years and all subsequent fiscal years still remain open to examination as of December 31, 2008 under statute of limitations rules. We anticipate potential changes of up to $733 could reduce the unrecognized tax benefits balance within twelve months of December 31, 2008.

COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended December 31, 2008 and 2007 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the six months ended December 31, 2008, the Company repurchased 2,606 treasury shares for $50,237. The total cost of treasury shares at December 31, 2008 is $301,417. At December 31, 2008, there were 13,907 shares in treasury stock and the Company had the authority to repurchase up to 6,084 additional shares.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2008. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended June 30, 2008.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2008, and the results of its operations for the three and six-month periods ended December 31, 2008 and 2007 and its cash flows for the six-month periods ended December 31, 2008 and 2007.

The results of operations for the three and six-month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.      ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2008.

ACQUISITIONS

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

Pro Forma results of recent acquisitions are not material; therefore, they are not presented.

DEBT

The Company renewed a bank credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at December 31, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. At December 31, 2008, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at December 31, 2008). The credit line matures on April 29, 2010. At December 31, 2008, the outstanding balance for this line of credit was $551. At June 30, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At December 31, 2008, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 3.33%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2008, the Company was in compliance with all such covenants.

The company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $7,093, less accumulated depreciation of $608. At December 31, 2008, $6,283 was outstanding, of which $3,177 was included in current maturities.

During the six months ended December 31, 2008, the Company incurred interest totaling $1,000, of which $49 was capitalized.

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

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Relative to SFAS 157, the FASB issued Staff Positions ("FSP") 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" ("SFAS 13"), and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 was effective for the Company beginning on July 1, 2008. Its adoption did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on July 1, 2009. SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined at this time.

NOTE 4.      EARNINGS PER SHARE
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2008	2007	2008	2007

Income from continuing operations	$27,985	$29,430	$50,494	$53,193
Discontinued operations	-	(279)	-	(503)

Net Income	$27,985	$29,151	$50,494	$52,690

Common share information:
Weighted average shares outstanding for basic EPS	84,314	89,393	85,029	89,281
Dilutive effect of stock options and restricted stock	644	1,529	761	1,597

Shares for diluted EPS	84,958	90,922	85,790	90,878

Basic Earnings per Share:
Income from continuing operations	$0.33	$0.33	$0.59	$0.60
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Basic Earnings per Share	$0.33	$0.33	$0.59	$0.59

Diluted Earnings per Share:
Income from continuing operations	$0.33	$0.32	$0.59	$0.59
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Diluted Earnings per Share	$0.33	$0.32	$0.59	$0.58

Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2008 and 2007. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 1,379 and 416 shares and 1,152 and 400 shares for the three and six-month periods ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	December 31, 2008			December 31, 2007

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$9,946	$4,914	$14,860	$16,267	$7,027	$23,294
Support and service	129,598	25,455	155,053	124,477	20,502	144,979
Hardware	16,475	3,816	20,291	18,929	4,667	23,596

Total	156,019	34,185	190,204	159,673	32,196	191,869

COST OF SALES
Cost of license	1,817	235	2,052	1,458	312	1,770
Cost of support and service	79,946	16,556	96,502	74,678	14,103	88,781
Cost of hardware	11,527	2,750	14,277	13,057	3,295	16,352

Total	93,290	19,541	112,831	89,193	17,710	106,903

GROSS PROFIT	$62,729	$14,644	$77,373	$70,480	$14,486	$84,966

	Six Months Ended			Six Months Ended
	December 31, 2008			December 31, 2007

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$20,229	$7,925	$28,154	$25,186	$11,630	$36,816
Support and service	255,924	51,076	307,000	241,658	41,233	282,891
Hardware	29,787	8,361	38,148	36,875	10,163	47,038

Total	305,940	67,362	373,302	303,719	63,026	366,745

COST OF SALES
Cost of license	2,712	429	3,141	2,112	428	2,540
Cost of support and service	159,921	32,713	192,634	147,767	28,220	175,987
Cost of hardware	21,374	6,251	27,625	26,219	7,431	33,650

Total	184,007	39,393	223,400	176,098	36,079	212,177

GROSS PROFIT	$121,933	$27,969	$149,902	$127,621	$26,947	$154,568

	December 31,	June 30,

	2008	2008

Property and equipment, net
Bank systems and services	$210,821	$208,288
Credit Union systems and services	30,011	30,717

Total	$240,832	$239,005

Identified intangible assets, net
Bank systems and services	$389,096	$385,671
Credit Union systems and services	46,572	46,463

Total	$435,668	$432,134

NOTE 6.     DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold its insurance agency outsourcing business, Banc Insurance Services, Inc. ("BIS") and Banc Insurance Agency, Inc. ("BIA"), to the division's management team and a private equity group for a nominal amount. The transaction resulted in a pre-tax loss of $2,718.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this business for prior periods were reported as discontinued operations. The following presents the results of the discontinued operations for the quarters and six-month periods ended September 30, 2008 and 2007:
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2008	2007	2008	2007

Revenue	$-	$357	$-	$807

Loss before income taxes	$-	$(440)	$-	$(792)
Income tax benefit	-	161	-	289

Loss on discontinued operations	$-	$(279)	$-	$(503)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 16 item-processing centers located throughout the United States.

The US financial crisis is a primary concern at this time as it threatens our customers and our industry. The profits of many financial institutions have decreased and this may result in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and encouraging sales pipeline in specific areas. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these uncertain times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound occurs

A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2008 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2008, to the prior year three and six-month periods ended December 31, 2007.

REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

License	$14,860	$23,294	-36%	$28,154	$36,816	-24%
Percentage of total revenue	8%	12%		8%	10%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

As a result of the current economic downturn, we have seen some of our customers postpone making large capital investments in technology, including software. In addition, our customers are often electing to contract for our products via an outsourced delivery rather than a traditional license arrangement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or in hardware. There was a decrease in license revenue during the current quarter and year-to-date compared to the prior year for most of our software products, particularly within our complementary software solutions. Among our core product offerings, license revenue from Episys®, our flagship core solution for credit unions decreased due to a decrease in the average size of contracts delivered during the current fiscal year. Within our suite of complementary product offerings, most products had decreases in license revenue for both the quarter and year-to-date, particularly ArgoKeys®, a fully integrated CRM platform solution and Enterprise Exception Management Suite, a risk management solution.

Support and Service Revenue
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Support and service	$155,053	$144,979	7%	$307,000	$282,891	9%
Percentage of total revenue	81%	76%		82%	77%

	Qtr over Qtr Change		Year over Year Change

	$ Change	% Increase	$ Change	% Increase

In-house support & other services	$5,886	+9%	$13,269	+11%
EFT support	5,474	+18%	10,576	+17%
Outsourcing services	479	+1%	2,793	+4%
Implementation services	(1,765)	-11%	(2,529)	-8%

Total Increase	$10,074		$24,109

Support and service fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was growth in most support and service revenue components for the second quarter and the first half of fiscal 2008. In-house support and other services increased partially as a result of new license agreements for which implementation was completed during the period since the second quarter of fiscal 2008. In addition, because annual maintenance fees are usually based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage growth due to increased customer activity and expansion of our customer base. Overall, Outsourcing services revenue remained fairly flat. However, our core data processing revenue increased over 12% year to date compared to last year as our customers continue to choose outsourcing for the delivery of our solutions. These gains have been offset by a decrease in deconversion fee revenue and in item-processing revenue. We expect the trend towards outsourced product delivery to continue to benefit Outsourcing services revenue; however, we further expect item-processing revenue to decline as fewer paper checks are processed in favor of check images and remote deposit capture. The decrease in implementation services revenue is related to fewer convert/merge implementations for our bank customers due to the slowdown in bank merger and acquisition activity in the current market environment. In addition, the decreases in license revenue for recent quarters are also negatively impacting revenues from implementations.
Hardware Revenue
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Hardware	$20,291	$23,596	-14%	$38,148	$47,038	-19%
Percentage of total revenue	11%	12%		10%	13%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. This revenue line has been negatively impacted by the decrease in delivery of large license contracts. Additionally, during the prior fiscal year, hardware revenue was increased by IBM System i upgrades.

BACKLOG

Our backlog increased 16% at December 31, 2008 to $277,900 ($61,400 in-house and $216,500 outsourcing) from $240,200 ($61,600 in-house and $178,600 outsourcing) at December 31, 2007. The current quarter backlog increased 4% from September 30, 2008, where backlog was $266,200 ($65,100 in-house and $201,100 outsourcing). These backlog figures underscore the current shift in our customer's preference towards our outsourced delivery solutions.

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
Cost of Sales and Gross Profit
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Cost of License	$2,052	$1,770	16%	$3,141	$2,540	24%
Percentage of total revenue	1%	1%		1%	1%

License Gross Profit	$12,808	$21,524	-40%	$25,013	$34,276	-27%
Gross Profit Margin	86%	92%		89%	93%

Cost of support and service	$96,502	$88,781	9%	$192,634	$175,987	9%
Percentage of total revenue	51%	46%		52%	48%

Support and Service Gross Profit	$58,551	$56,198	4%	$114,366	$106,904	7%
Gross Profit Margin	38%	39%		37%	38%

Cost of hardware	$14,277	$16,352	-13%	$27,625	$33,650	-18%
Percentage of total revenue	8%	9%		7%	9%

Hardware Gross Profit	$6,014	$7,244	-17%	$10,523	$13,388	-21%
Gross Profit Margin	30%	31%		28%	28%

TOTAL COST OF SALES	$112,831	$106,903	6%	$223,400	$212,177	5%
Percentage of total revenue	59%	56%		60%	58%

TOTAL GROSS PROFIT	$77,373	$84,966	-9%	$149,902	$154,568	-3%
Gross Profit Margin	41%	44%		40%	42%

Cost of license increased for the current quarter and the first half of fiscal 2009 due to greater third party reseller agreement software vendor costs. Cost of support and service increased for the quarter and year to date in fiscal 2009 commensurate with the increase in support and service revenue. Cost of hardware decreased due to a decrease in hardware delivered during the current year.

Gross margin on license revenue decreased to 86% for the current quarter and 89% for the first half of the fiscal year compared to 92% for last year's quarter and 93% last year-to-date due to an increase in third party software sales, where the gross margins on third party software are lower than on our owned products. We expect third party reseller agreement software to continue to be a higher percentage of our total license revenue in the future. The gross profit increase for the second quarter and year to date in support and service is due to consistent revenue growth. Gross margin for support and service was 38% for the current quarter and 37% for the six-month period, which was down slightly from the prior year. This decrease was primarily due to a significant decrease in one-time early termination fees in our EFT and OutLink offerings, which were mostly offset by cost controls and changes in our holiday bonus compared to prior year. Hardware gross margin decreased from 31% in the second quarter last year to 30% in the second quarter of the current year due to the mix of hardware equipment delivered during the quarter, but remained at 28% for both the first half of fiscal 2009 and for the first six months of last year.
OPERATING EXPENSES Selling and Marketing
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Selling and marketing	$13,845	$13,803	0%	$27,777	$27,483	1%
Percentage of total revenue	7%	7%		7%	7%

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

For the three and six months ended December 31, 2008, selling and marketing expenses remained flat in comparison to the prior year as small increases to most personnel costs were offset by lower commission expense.

Research and Development
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Research and development	$10,191	$11,404	-11%	$21,737	$21,363	2%
Percentage of total revenue	5%	6%		6%	6%

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

Research and development expenses decreased for the quarter primarily due to cost control measures undertaken by the Company. These measures included a significant reduction in the use of consultants and independent contractors compared to the same period a year ago, also the Company has been managing headcount closely, leading to a net 2% decrease in research and development headcount compared to last year. Research and development expenses increased for the first half of fiscal 2009 by 2%; however they remained at 6% of total revenue for both fiscal years to date.
General and Administrative
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

General and administrative	$11,725	$13,463	-13%	$23,184	$23,271	0%
Percentage of total revenue	6%	7%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses decreased for the second quarter and for the first half of fiscal 2009, primarily due to cost control measures that have slowed the growth in personnel costs and reduced travel and other operating expenses, including bonus pay, contract labor and aircraft fuel expenses, compared to the same periods last year. General and administrative expenses have remained fairly level as a percentage of revenue (6-7%) for the quarter and year-to-date compared to the same periods a year ago.

INTEREST INCOME (EXPENSE) - Net interest expense for the three months ended December 31, 2008 totaled $378, compared to the prior year when the Company had net interest income of $235. Interest income decreased $193, while interest expense increased $420. Net interest expense for the current six month period totaled $242, which represents a decrease from the prior year of $1,743, when there was net interest income of $1,501 during the first six months. Interest income decreased $979 during this year's six month period to $709, from $1,688 in the prior year. Interest expense increased $764 to $951, compared to $187 for the first half of fiscal 2008. For both periods, the changes in interest income are due to fluctuating cash and cash equivalent balances while the increased interest expense is primarily due to an increase in the average outstanding balances on the Company's lines of credit.

PROVISION FOR INCOME TAXES - The provision for income taxes was $13,249 and $26,468 for the three and six-month periods ended December 31, 2008 compared with $17,101 and $30,759 for the same periods last year.  For the current quarter, the rate of income taxes was 32.1% of income before income taxes compared to 36.8% as reported for the same period in fiscal 2008. The decrease in the effective tax rate is primarily attributable to the renewal of the Research and Experimentation Credit retroactive to January 1, 2008. Passage of this legislation had a significant tax benefit (approximately $2,000) in the second quarter of fiscal 2009 since research credits generated from January 1, 2008 through December 31, 2008 were recognized.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations decreased 5% for the three months ended December 31, 2008. Income from continuing operations for the second quarter of fiscal 2009 was $27,985 or $0.33 per diluted share compared to $29,430 or $0.32 per diluted share in the same period last year. Income from continuing operations also decreased for the six-month period ended December 31, 2008 to $50,494 or $0.59 per diluted share compared to $53,193, also $0.59 per diluted share, for the same six month period last year.

DISCONTINUED OPERATIONS - There was no gain or loss from discontinued operations for the quarter or six month period ended December 31, 2008. For the quarter ended December 31, 2007, loss on discontinued operations, net of income tax, was $279. The income tax benefit on the loss amount was $161. For the six month period ended December 31, 2007, loss on discontinued operations, net of income tax, was $503. The income tax benefit on the loss amount was $289.

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

Bank Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Revenue	$156,019	$159,674	-2%	$305,940	$303,719	+1%
Gross Profit	$62,729	$70,481	-11%	$121,933	$127,621	-4%

Gross Profit Margin	40%	44%		40%	42%

The decrease in revenue for the bank systems and services segment is primarily due to a drop off in significant new license contracts delivered. This has negatively impacted both license and hardware revenue. The decreases in license and hardware revenue were partially offset by an increase in support and service revenue. Contributing to this increase was revenue for in-house maintenance which experienced 8% growth for the quarter and 10% growth year to date. In addition, EFT support has increased 14% or $3,919 for the current quarter and 13% or $7,119 year-to-date compared to last year. Bank segment gross profit and margins decreased from last year due to a decrease in license revenue and an increase in 3rd party costs related to license and support and service revenue.
Credit Union Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change

	2008	2007		2008	2007

Revenue	$34,185	$32,195	+6%	$67,362	$63,026	+7%
Gross Profit	$14,644	$14,486	+1%	$27,969	$26,947	+4%

Gross Profit Margin	43%	45%		42%	43%

Revenue in the credit union systems and services segment grew in all components of support and service revenue, particularly EFT Support, which experienced 45% growth year to date. This increase in support and services revenue was opposed by decreases in license and hardware revenue. License revenue was impacted by a decrease in the average dollar size of core product license agreements in comparison to the same period last year. Hardware revenue decreased due to sales mix and the amount of hardware delivered during the quarter. Credit union gross profit increased 1% for the quarter and 4% year to date, but gross margins have slipped from 45% for last year's quarter to 43% this year and from 43% for the prior year to date, to 42% this year.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $40,602 at December 31, 2008, from $65,565 million at June 30, 2008 and increased from $28,136 at December 31, 2007. The decrease in the cash balance from June 30, 2008 is primarily due to the purchase of 2,606 additional shares for the treasury.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Six months ended December 31,

	2008	2007

Net income	$50,494	$52,690
Non-cash expenses	34,587	31,665
Change in receivables	91,281	82,959
Change in deferred revenue	(75,996)	(70,326)
Change in other assets and liabilities	(24,658)	(13,567)

Net cash provided by operating activities	$75,708	$83,421

The decrease in cash provided by operating activities is primarily attributable to cash used to prepay various costs to be expensed in future periods and to reduce accrued liabilities, including accrued income taxes. During the six months ended December 31, 2008, $6,528 of cash was used to increase prepaid assets while the net balance in accrued liabilities was reduced by $20,516.

Net cash used in investing activities for the current year was $29,960 and included acquisition-related payments of $3,012, capital expenditures of $14,051, and capitalized software development of $12,910. Cash used for investing activities in the first half of fiscal 2009 was offset by $13 net proceeds from the sale of property and equipment and from sale of investments. In the first half of fiscal 2008, net cash used in investing activities of $79,732 consisted mainly of $49,026 payment for acquisitions, $21,071 in capital expenditures and $11,651 for capitalized software development. Cash used for investing activities in the first half of fiscal 2008 was offset by $2,016 net proceeds from sale of property and equipment, from sale of investments, and other.

Net cash used in financing activities for the current year of $70,711 included a net repayment of the revolving bank credit facility of $9,583, payment of dividends of $12,688 and the purchase of treasury stock of $50,237. Cash used was offset by proceeds of $1,797 from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation. For the first half of fiscal 2008, cash used in financing activities was $64,170 and consisted of $11,617 for dividends paid, a net repayment of the revolving bank credit facility of $44,920, and $23,313 for the purchase of treasury stock. Cash used in the first half of fiscal 2008 was offset by $15,680 proceeds from the proceeds from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation.

At December 31, 2008, the Company had negative working capital of $21,331; however, the largest component of current liabilities was deferred revenue of $136,776, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

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

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $14,051 and $21,071 for the six-month periods ended December 31, 2008 and 2007, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2009.

The Company renewed a bank credit line on March 7, 2008 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at December 31, 2008).  The credit line expires March 7, 2009 and is secured by $1,000 of investments. At December 31, 2008, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at December 31, 2008). The credit line matures on April 29, 2010. At December 31, 2008, the outstanding balance for this line of credit was $551. At June 30, 2008, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At December 31, 2008, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 3.33%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2008, the Company was in compliance with all such covenants.

The company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $7,093, less accumulated depreciation of $608. At December 31, 2008, $6,283 was outstanding, of which $3,177 was included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the six months ended December 31, 2008, the Company repurchased 2,606 treasury shares for $50,237. The total cost of treasury shares at December 31, 2008 is $301,417. At December 31, 2008, there were 13,907 shares in treasury stock and the Company had the authority to repurchase up to 6,084 additional shares.

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

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid. While revenue and gross profit have remained flat or decreased slightly compared to a year ago, we continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect a tough economic environment, but also the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise when the economic rebound occurs.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10Q, an evaluation was carried out under the supervision and with the participation of our management, including our Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II.      OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended December 31, 2008:
Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

October 1-31, 2008	471,000	$18.46	471,000	6,689,613
November 1-30, 2008	525,000	$16.84	525,000	6,164,613
December 1-31, 2008	80,632	$17.01	80,632	6,083,981

Total	1,076,632	$17.56	1,076,632	6,083,981

(1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, increased by 2.0 million shares on April 29, 2005, by 5.0 million shares on August 28, 2006, and by 5.0 million shares on February 4, 2008. On August 25, 2008, the Company's Board of Directors approved an additional 5.0 million shares to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on November 13, 2008 for the purpose of electing a board of directors and for ratifying the selection of the Company's independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

	For	Withheld

Michael E. Henry	77,524,840	3,040,880
Jerry D. Hall	78,776,400	1,789,320
James J. Ellis	79,028,549	1,537,171
Craig R. Curry	77,781,140	2,784,580
Wesley A. Brown	79,734,437	831,283
Matthew C. Flanigan	79,236,147	1,329,573
Marla K. Shepard	78,486,792	2,078,928
John F. Prim	79,362,645	1,203,075

The Audit Committee selected Deloitte & Touche, LLP to serve as the Company's independent registered public accounting firm for fiscal year 2009, and the committee presented this selection to shareholders for ratification.  This proposal was approved by the following votes:

	For	Against	Abstain

Ratification of selection of independent registered public accounting firm	79,790,270	659,136	116,314

ITEM 6.     EXHIBITS

31.1	Certification of the Chief Executive Officer dated February 6, 2009.

31.2	Certification of the Chief Financial Officer dated February 6, 2009.

32.1	Written Statement of the Chief Executive Officer dated February 6, 2009.

32.2	Written Statement of the Chief Financial Officer dated February 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: February 6, 2009	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: February 6, 2009	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer