Form 10-Q
period 2009-03-31
HENRY JACK & ASSOCIATES INC
filed 2009-05-11
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

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

As of May 7, 2009, Registrant has 83,793,814 shares of common stock outstanding ($0.01 par value)

JACK HENRY & ASSOCIATES, INC.
CONTENTS

		Page Reference
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2009 and June 30, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and
	Nine Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	20

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2009	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,415	$65,565
Investments, at amortized cost	1,000	997
Receivables	104,524	213,947
Prepaid expenses and other	23,998	25,143
Prepaid cost of product	21,505	19,515
Deferred income taxes	4,584	4,590

Total current assets	182,026	329,757

PROPERTY AND EQUIPMENT, net	236,169	239,005

OTHER ASSETS:
Prepaid cost of product	8,514	9,584
Computer software, net of amortization	81,437	74,943
Other non-current assets	10,664	10,564
Customer relationships, net of amortization	57,509	63,819
Trade names	3,999	3,999
Goodwill	292,400	289,373

Total other assets	454,523	452,282

Total assets	$872,718	$1,021,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,380	$6,946
Accrued expenses	27,265	35,996
Accrued income taxes	1,025	15,681
Note payable and current maturities of capital leases	64,740	70,177
Deferred revenues	91,060	212,375

Total current liabilities	189,470	341,175

LONG TERM LIABILITIES:
Deferred revenues	9,771	11,219
Deferred income taxes	64,337	61,710
Other long-term liabilities, net of current maturities	5,839	5,489

Total long term liabilities	79,947	78,418

Total liabilities	269,417	419,593

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 3/31/09 were 97,915,607
Shares issued at 6/30/08 were 97,702,098	979	977
Additional paid-in capital	295,906	291,120
Retained earnings	616,001	560,534
Less treasury stock at cost
14,406,635 shares at 3/31/09, 11,301,045 shares at 06/30/08	(309,585)	(251,180)

Total stockholders' equity	603,301	601,451

Total liabilities and stockholders' equity	$872,718	$1,021,044

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2009	2008	2009	2008

REVENUE
License	$12,730	$18,441	$40,884	$55,257
Support and service	151,839	148,772	458,839	431,663
Hardware	15,839	20,267	53,987	67,305

Total	180,408	187,480	553,710	554,225

COST OF SALES
Cost of license	1,436	1,739	4,577	4,279
Cost of support and service	96,732	93,871	289,366	269,858
Cost of hardware	12,002	14,875	39,627	48,525

Total	110,170	110,485	333,570	322,662

GROSS PROFIT	70,238	76,995	220,140	231,563

OPERATING EXPENSES
Selling and marketing	12,873	13,597	40,650	41,080
Research and development	10,694	11,340	32,431	32,703
General and administrative	9,595	9,514	32,779	32,785

Total	33,162	34,451	105,860	106,568

OPERATING INCOME	37,076	42,544	114,280	124,995

INTEREST INCOME (EXPENSE)
Interest income	56	267	765	1,955
Interest expense	(241)	(583)	(1,192)	(770)

Total	(185)	(316)	(427)	1,185

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	36,891	42,228	113,853	126,180

PROVISION FOR INCOME TAXES	12,089	15,430	38,557	46,189

INCOME FROM CONTINUING OPERATIONS	24,802	26,798	75,296	79,991

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	(293)	-	(1,085)
Income tax benefit	-	107	-	396

Loss on discontinued operations	-	(186)	-	(689)

NET INCOME	$24,802	$26,612	$75,296	$79,302

Continuing operations	$0.30	$0.30	$0.89	$0.89
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Diluted net income per share	$0.30	$0.30	$0.89	$0.88

Diluted weighted average shares outstanding	83,480	88,907	85,020	90,221

Continuing operations	$0.30	$0.31	$0.89	$0.90
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Basic net income per share	$0.30	$0.30	$0.89	$0.89

Basic weighted average shares outstanding	82,873	87,615	84,310	88,725

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$75,296	$79,302

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	29,547	30,149
Amortization	18,712	16,096
Deferred income taxes	2,495	8,568
Expense for stock-based compensation	1,569	991
Loss on disposal of property and equipment	890	548
Other, net	(8)	(29)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	109,423	85,155
Prepaid expenses, prepaid cost of product, and other	124	7,324
Accounts payable	(1,566)	(4,482)
Accrued expenses	(9,123)	(9,075)
Income taxes	(13,403)	(8,204)
Deferred revenues	(122,763)	(108,873)

Net cash from operating activities	91,193	97,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(3,027)	(49,026)
Capital expenditures	(20,573)	(27,787)
Computer software developed	(18,923)	(17,489)
Proceeds from investments	2,000	2,000
Purchase of investments	(1,996)	(1,974)
Proceeds from sale of property and equipment	29	2,083
Other, net	-	(106)

Net cash from investing activities	(42,490)	(92,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	64,960	109,339
Repayments under lines of credit	(77,144)	(94,398)
Purchase of treasury stock	(58,405)	(68,469)
Dividends paid	(19,827)	(18,166)
Excess tax benefits from stock-based compensation	300	2,828
Proceeds from issuance of common stock upon
exercise of stock options	1,531	14,863
Minimum tax withholding payments related to option exercises	(680)	-
Proceeds from sale of common stock, net	1,412	793

Net cash from financing activities	(87,853)	(53,210)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(39,150)	$(48,039)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$65,565	$88,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,415	$40,578

Net cash paid for income taxes was $50,047 and $42,041 for the nine months ended March 31, 2009 and 2008, respectively. The Company paid interest of $1,407 and $1,119 for the nine months ended March 31, 2009 and 2008, respectively. Capital expenditures exclude property and equipment additions totaling $7,030 acquired via capital lease or that were in accrued liabilities.

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

STOCK-BASED COMPENSATION

For the three months ended March 31, 2009 and 2008, there was $587 and $464, respectively, in compensation expense from equity-based awards. For the first nine months of fiscal 2009 and 2008 compensation expense from equity-based awards was $1,569 and $991, respectively.

Changes in stock options outstanding and exercisable are as follows:
	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2008	3,977	$17.42
Granted	50	17.45
Forfeited or expired	(19)	20.77
Exercised	(174)	11.56

Outstanding March 31, 2009	3,834	$17.67	$5,295

Exercisable March 31, 2009	3,765	$17.64	$5,295

For the nine-months ended March 31, 2009 and 2008, the weighted average fair value of options granted was $7.87 and $11.83, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the Company's second fiscal quarter. All options grants in fiscal 2009 and 2008 were made to independent directors of the Company.

The assumptions used in this model to estimate fair value and resulting values are as follows:
	Nine Months Ended
	March 31,

	2009	2008

Weighted Average Assumptions:
Expected life (years)	3.72	7.41
Volatility	30%	28%
Risk free interest rate	1.4%	4.1%
Dividend yield	1.72%	0.98%

As of March 31, 2009, there was $125 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.51 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of March 31, 2009, as well as activity for the nine months then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2008	130	$24.87
Granted	139	19.21
Vested	(9)	25.60
Forfeited	-	-

Non-vested shares at March 31, 2009	260	$21.81

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At March 31, 2009, there was $3,921 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.74 years.

INCOME TAXES

At March 31, 2009, the Company had $4,542 of gross unrecognized tax benefits, $4,067 of which, if recognized would affect the Company's effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009, the Company had accrued interest and penalties of $710 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for the year ended June 30, 2006 and all subsequent years still remain open to examination as of March 31, 2009 under statute of limitations rules. The Company anticipates potential changes of up to $755 could reduce the unrecognized tax benefits balance within twelve months of March 31, 2009.

COMPREHENSIVE INCOME

Comprehensive income for the three and nine-month periods ended March 31, 2009 and 2008 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the nine months ended March 31, 2009, the Company repurchased 3,106 treasury shares for $58,405. The total cost of treasury shares at March 31, 2009 is $309,585. At March 31, 2009, there were 14,407 shares in treasury stock and the Company had the authority to repurchase up to 5,584 additional shares.

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

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations for the three and nine-month periods ended March 31, 2009 and 2008 and its cash flows for the nine-month periods ended March 31, 2009 and 2008.

The results of operations for the three and nine-month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.       ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2009.

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

On October 1, 2007, the Company acquired all of the capital stock of AudioTel Corporation ("AudioTel"). AudioTel is a provider of remittance, merchant capture, check imaging, document imaging and management, and telephone and internet banking solutions. As part of the purchase agreement, $3,000 of consideration was contingent upon the achievement of operating income targets over the two-year period ending on September 30, 2009. During the third quarter of fiscal 2009, the Company and the former shareholders of AudioTel agreed to amend the purchase agreement to fully settle the contingency for $15. This amount is included in goodwill. This acquired goodwill has been allocated to the banking systems and services segment and is non-deductible for federal income tax purposes.

Pro Forma results of recent acquisitions are not material; therefore, they are not presented.

DEBT

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at March 31, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. At March 31, 2009, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2009). The credit line matures on April 29, 2010. At March 31, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At March 31, 2009, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 0.94%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2009, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,884, less accumulated depreciation of $520. At March 31, 2009, $4,742 was outstanding, of which $4,740 was included in current maturities.

During the nine months ended March 31, 2009, the Company incurred interest totaling $1,280, of which $88 was capitalized.

COMMITMENTS AND CONTINGENCIES

For fiscal 2009, the Board of Directors approved bonus plans for its executive officers and general managers. Under the plan, bonuses will be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager's bonus is contingent upon meeting individualized business unit objectives established by the executive officer to whom the general manager reports.

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

NOTE 3.      RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Relative to SFAS 157, the FASB issued Staff Positions ("FSP") 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" ("SFAS 13"), and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 was effective for the Company beginning on July 1, 2008. Its adoption did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009. FSP 141(R)-1 eliminates the requirement under FAS 141(R) to record assets or liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed "more-likely-than-not" that an asset or liability would result. Under FSP 141(R)-1, such assets or liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. SFAS 141(R) is effective for the Company on July 1, 2009. SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined at this time.

NOTE 4.      EARNINGS PER SHARE
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2009	2008	2009	2008

Income from continuing operations	$24,802	$26,798	$75,296	$79,991
Discontinued operations	-	(186)	-	(689)

Net Income	$24,802	$26,612	$75,296	$79,302

Common share information:
Weighted average shares outstanding for basic EPS	82,873	87,615	84,310	88,725
Dilutive effect of stock options and restricted stock	607	1,292	710	1,496

Shares for diluted EPS	83,480	88,907	85,020	90,221

Basic Earnings per Share:
Income from continuing operations	$0.30	$0.31	$0.89	$0.90
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Basic Earnings per Share	$0.30	$0.30	$0.89	$0.89

Diluted Earnings per Share:
Income from continuing operations	$0.30	$0.30	$0.89	$0.89
Discontinued operations	0.00	(0.00)	0.00	(0.01)

Diluted Earnings per Share	$0.30	$0.30	$0.89	$0.88

Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2009 and 2008. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 1,425 and 580 shares and 1,229 and 525 shares for the three and nine-month periods ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$9,939	$2,791	$12,730	$13,185	$5,256	$18,441
Support and service	127,663	24,176	151,839	127,744	21,028	148,772
Hardware	12,630	3,209	15,839	15,277	4,990	20,267

Total	150,232	30,176	180,408	156,206	31,274	187,480

COST OF SALES
Cost of license	1,224	212	1,436	1,339	400	1,739
Cost of support and service	80,849	15,883	96,732	79,011	14,860	93,871
Cost of hardware	9,672	2,330	12,002	11,311	3,564	14,875

Total	91,745	18,425	110,170	91,661	18,824	110,485

GROSS PROFIT	$58,487	$11,751	$70,238	$64,545	$12,450	$76,995

	Nine Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2008

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$30,168	$10,716	$40,884	$38,371	$16,886	$55,257
Support and service	383,587	75,252	458,839	369,402	62,261	431,663
Hardware	42,417	11,570	53,987	52,152	15,153	67,305

Total	456,172	97,538	553,710	459,925	94,300	554,225

COST OF SALES
Cost of license	3,937	640	4,577	3,450	829	4,279
Cost of support and service	240,770	48,596	289,366	226,779	43,079	269,858
Cost of hardware	31,047	8,580	39,627	37,530	10,995	48,525

Total	275,754	57,816	333,570	267,759	54,903	322,662

GROSS PROFIT	$180,418	$39,722	$220,140	$192,166	$39,397	$231,563

	March 31,	June 30,

	2009	2008

Property and equipment, net
Bank systems and services	$206,626	$208,288
Credit Union systems and services	29,543	30,717

Total	$236,169	$239,005

Identified intangible assets, net
Bank systems and services	$389,416	$385,671
Credit Union systems and services	45,929	46,463

Total	$435,345	$432,134

NOTE 6.       DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold its insurance agency outsourcing business, Banc Insurance Services, Inc. ("BIS") and Banc Insurance Agency, Inc. ("BIA"), to the division's management team and a private equity group for a nominal amount. The transaction resulted in a pre-tax loss of $2,718.

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of this business for prior periods were reported as discontinued operations. The following presents the results of the discontinued operations for the quarters and nine-month periods ended March 31, 2009 and 2008:
	Three Months Ended March 31,		Nine Months Ended March 31,

	2009	2008	2009	2008

Revenue	$-	$426	$-	$1,233

Loss before income taxes	$-	$(293)	$-	$(1,085)
Income tax benefit	-	107	-	396

Loss on discontinued operations	$-	$(186)	$-	$(689)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 13 item-processing centers located throughout the United States.

The US financial crisis is a primary concern at this time as it threatens our customers and our industry. The profits of many financial institutions have decreased and this has resulted in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline in specific areas. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these uncertain times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound occurs.

A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2009 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended, March 31, 2009, to the prior year three and nine-month periods ended March 31, 2008.

REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

License	$12,730	$18,441	-31%	$40,884	$55,257	-26%
Percentage of total revenue	7%	10%		7%	10%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

As a result of the current economic downturn, we have seen some of our customers postpone making large capital investments in technology, including software. In addition, our customers are often electing to contract for our products via an outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware. There was a decrease in license revenue during the current quarter and year-to-date compared to the prior year for most of our core software products, particularly for Episys®, our flagship core solution for credit unions. In addition, Episys revenue has decreased as we have seen a decrease in the average size of contracts delivered during the current fiscal year. Our license revenue for most of our complementary software solutions are also down compared to the prior year with the exception of certain of our item and document imaging solutions, particularly Synergy Enterprise Content Management, which has experienced 31% year-to-date growth over the prior year.
Support and Service Revenue
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Support and service	$151,839	$148,772	2%	$458,839	$431,663	6%
Percentage of total revenue	84%	79%		83%	78%

	Qtr over Qtr Change		Year over Year Change

	$ Change	% Change	$ Change	% Change

In-house support & other services	$3,526	+6%	$16,796	+9%
EFT support	2,144	+6%	12,720	+13%
Outsourcing services	237	+1%	3,029	+3%
Implementation services	(2,840)	-18%	(5,369)	-11%

Total Increase	$3,067		$27,176

Support and service fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was growth in most support and service revenue components for the third quarter and the first nine months of fiscal 2009. In-house support and other services increased partially as a result of license agreements for which the implementations were completed during the latest twelve months. In addition, because annual maintenance fees are usually based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow. EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and transaction processing services, experienced the largest percentage growth for the year-to-date period due to increased customer activity and expansion of our customer base. Overall, Outsourcing services revenue remained fairly flat. However, our core data processing revenue increased nearly 10% year-to-date compared to last year as our customers continue to choose outsourcing for the delivery of our solutions. These gains have been offset by a decrease in de-conversion fee revenue and in item processing revenue. We expect the trend towards outsourced product delivery to benefit Outsourcing services revenue; however, we further expect item-processing revenue to decline as fewer paper checks are processed in favor of check images and remote deposit capture. The decrease in implementation services revenue is related to fewer convert/merger implementations for our bank customers due to the slowdown in bank merger and acquisition activity in the current market environment. In addition, the decreases in license revenue in recent quarters are also negatively impacting revenues from implementations.
Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Hardware	$15,839	$20,267	-22%	$53,987	$67,305	-20%
Percentage of total revenue	9%	11%		10%	12%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. Hardware revenue has been negatively impacted by the decrease in delivery of large license contracts. Additionally, during the prior fiscal year, hardware revenue was increased by increased IBM System i upgrades, which have not occurred at the same level in the current fiscal year.

BACKLOG

Our backlog increased 11% at March 31, 2009 to $277,000 ($55,000 in-house and $222,000 outsourcing) from $249,000 ($62,000 in-house and $187,000 outsourcing) at March 31, 2008. The current quarter backlog remained essentially flat compared to December 31, 2008, when backlog was $277,900 ($61,400 in-house and $216,500 outsourcing). These backlog figures underscore the current shift in our customers' preference towards our outsourced delivery solutions.

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
Cost of Sales and Gross Profit	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Cost of License	$1,436	$1,739	-17%	$4,577	$4,279	7%
Percentage of total revenue	1%	1%		1%	1%

License Gross Profit	$11,294	$16,702	-32%	$36,307	$50,978	-29%
Gross Profit Margin	89%	91%		89%	92%

Cost of support and service	$96,732	$93,871	3%	$289,366	$269,858	7%
Percentage of total revenue	54%	50%		52%	49%

Support and Service Gross Profit	$55,107	$54,901	0%	$169,473	$161,805	5%
Gross Profit Margin	36%	37%		37%	37%

Cost of hardware	$12,002	$14,875	-19%	$39,627	$48,525	-18%
Percentage of total revenue	7%	8%		7%	9%

Hardware Gross Profit	$3,837	$5,392	-29%	$14,360	$18,780	-24%
Gross Profit Margin	24%	27%		27%	28%

TOTAL COST OF SALES	$110,170	$110,485	0%	$333,570	$322,662	3%
Percentage of total revenue	61%	59%		60%	58%

TOTAL GROSS PROFIT	$70,238	$76,995	-9%	$220,140	$231,563	-5%
Gross Profit Margin	39%	41%		40%	42%

Cost of license decreased for the current quarter due to the decrease in license revenue; however, the decrease in cost of license has been tempered by greater third party reseller agreement software vendor costs. Those greater third party costs have caused a slight increase in year-to-date cost of license, even while license revenue is down for that period, as third party software has become a larger portion of our total license revenue. We expect this impact of third party software to continue to result in license gross profit margins that are lower than in prior years.

Cost of support and service increased for the quarter and year to date in fiscal 2009 commensurate with an increase in support and service revenue, which led to gross profit consistent with that realized in the prior year. Gross margin for the current quarter was down slightly from the same quarter a year ago, but remained flat year-to-date compared to last year. This was the result of a decrease in one-time early termination fees in our EFT and OutLink offerings, which have been mostly offset by cost controls.

Cost of hardware decreased in line with the decrease in hardware revenue for both the current quarter and year-to-date. Hardware gross profit margin decreased from 27% during last year's quarter to 24% for the current quarter due to changes in the mix of hardware equipment delivered, but remained fairly flat year-to-date in comparison to last year.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Selling and marketing	$12,873	$13,597	-5%	$40,650	$41,080	-1%
Percentage of total revenue	7%	7%		7%	7%

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

For the three and nine months ended March 31, 2009, selling and marketing expenses decreased due to lower communication and marketing expenses, including lower product promotion and trade show expenses, than were incurred in the prior year. Overall, Selling and marketing expense as a percentage of total revenue for the quarter and year-to-date remained consistent in comparison to the same periods a year ago. Commission expense has remained level compared to last year due to lower license and hardware revenues, partially offset by growth in support and service revenue.
Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Research and development	$10,694	$11,340	-6%	$32,431	$32,703	-1%
Percentage of total revenue	6%	6%		6%	6%

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

Research and development expenses decreased for the quarter primarily due to cost control measures undertaken by the Company. These measures included a reduction in the use of consultants and independent contractors compared to the same period a year ago. As a result of these efforts, Research and development expenses have remained level at 6% of total revenue for the quarter and year-to-date compared to last year.
General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

General and administrative	$9,595	$9,514	1%	$32,779	$32,785	0%
Percentage of total revenue	5%	5%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses have remained level for the third quarter and the first nine months of fiscal year 2009 compared to the prior year, as cost control measures have slowed the growth in personnel costs and reduced travel and other operating expenses. General and administrative expenses have remained a consistent 5 to 6% of total revenue for the quarter and year-to-date periods compared to the same periods a year ago.

INTEREST INCOME (EXPENSE) - The Company had net interest expense for the quarter ended March 31, 2008 of $(185) compared to the prior year when it had net interest expense of $(316). Interest income decreased $211, while interest expense decreased $342. Net interest income for the current nine month period reflects a decrease of $1,612, with interest income decreasing $1,190 and interest expense increasing $422. For both periods, the changes in interest income are a result of fluctuating cash and cash equivalent balances coupled with decreasing yields on invested balances, while changes in interest expense are primarily due to borrowings on the revolving bank credit facility, which have been higher on average in the current fiscal year.

PROVISION FOR INCOME TAXES - The provision for income taxes was $12,089 and $38,557 for the three and nine-month periods ended March 31, 2009 compared with $15,430 and $46,189 for the same periods last year. For the current quarter, the rate of income taxes was 32.8% of income before income taxes compared to 36.5% as reported for the same period in fiscal 2008. The decrease in the effective tax rate is partially attributable to the renewal of the Research and Experimentation Credit ("R&E Credit") during the second quarter. Since the R&E Credit had expired as of December 31, 2007, its tax effects were not considered in the tax rate for the third quarter in the prior year; however, it has been included for the current quarter.

INCOME FROM CONTINUING OPERATIONS - Income from continuing operations decreased 7% for the three months ended March 31, 2009. Income from continuing operations for the third quarter of fiscal 2009 was $24,802 or $0.30 per diluted share compared to $26,798, which was also $0.30 per diluted share, in the same period last year. Income from continuing operations decreased 6% for the nine-month period ended March 31, 2009 to $75,296 compared to $79,991 for the same nine month period last year. Diluted earnings per share remained at $0.89 per diluted share for both year-to-date periods.

DISCONTINUED OPERATIONS - There was no gain or loss from discontinued operations for the quarter or nine-month period ended March 31, 2009. For the quarter ended March 31, 2008, loss on discontinued operations, net of income tax, was $186. The income tax benefit on the loss amount was $107. For the nine month period ended March 31, 2008, loss on discontinued operations, net of income tax, was $689. The income tax benefit on the loss amount was $396.

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

Bank Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Revenue	$150,232	$156,206	-4%	$456,172	$459,925	-1%
Gross Profit	$58,487	$64,545	-9%	$180,418	$192,166	-6%

Gross Profit Margin	39%	41%		40%	42%

The decrease in revenue for the bank systems and services segment is primarily due to a decline in significant new license contracts delivered. This has negatively impacted both license and hardware revenue, and within the support and services revenue line, it has negatively impacted implementation revenue. The decrease to implementation revenue has largely offset gains in revenue among the other elements of support and services revenue. Bank segment gross profit and margins decreased from last year due to a decrease in license revenue and an increase in third party costs related to license and support and service revenue.
Credit Union Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2009	2008		2009	2008

Revenue	$30,176	$31,274	-4%	$97,538	$94,300	3%
Gross Profit	$11,751	$12,450	-6%	$39,722	$39,397	1%

Gross Profit Margin	39%	40%		41%	42%

For the current quarter, credit union systems and services revenue decreased due to decreases in both license and hardware revenue, which were partially offset by gains in support and service revenue. Revenue in the credit union systems and services segment grew in all components of support and service revenue, particularly EFT Support, which experienced 38% growth year-to-date. This increase in support and services revenue was opposed by decreases in license and hardware revenue. License revenue was also impacted by a decrease in the average dollar size of core product license agreements in comparison to the same periods last year. Hardware revenue decreased due to sales mix and the amount of hardware delivered during the quarter and year-to-date periods. Credit union gross profit decreased 6% for the quarter, but is still up 1% year-to-date. Gross margins have slipped from 40% for last year's quarter to 39% this year and from 42% for the prior year-to-date to 41% in the current year.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $26,415 at March 31, 2009, from $65,565 at June 30, 2008, and from $40,578 at March 31, 2007. The decrease in the cash balance from June 30, 2008 is primarily due to the purchase of 3,106 additional shares for the treasury. In addition, there have been fewer option exercises during the current fiscal year than in the past and our net borrowed cash is lower than in the prior year. Despite the decrease in our cash balances, we continue to generate solid cash from operations and expect that our current cash balances, future cash collections of billed amounts and available lines of credit will be sufficient to continue to support operations for the foreseeable future.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Nine months ended March 31,

	2009	2008

Net income	$75,296	$79,302
Non-cash expenses	53,205	56,323
Change in receivables	109,423	85,155
Change in deferred revenue	(122,763)	(108,873)
Change in other assets and liabilities	(23,968)	(14,437)

Net cash provided by operating activities	$91,193	$97,470

The decrease in cash provided by operating activities is primarily attributable to the decrease in net income. In addition, we used more cash to reduce accrued liabilities, including accrued income taxes, in the current year than last year. Overall, the net balance of accounts payable and accrued liabilities has been reduced by $24,092 during the current fiscal year.

Net cash used in investing activities for the current year is $42,490 and included acquisition-related payments of $3,027, capital expenditures of $20,573, and capitalized software development of $18,923. Cash used for investing activities in the first nine months of fiscal 2009 was offset by $33 net proceeds from the sale of property and equipment and from sale of investments. During the first nine months of fiscal 2008, net cash used in investing activities of $92,299 consisted of $49,026 payment for acquisitions, $27,787 in capital expenditures and $17,489 for capitalized software development. Cash used for investing activities in the first nine months of fiscal 2008 was offset by $2,003 net proceeds from investments, sale of property and equipment, and other items.

Net cash used in financing activities for the current year is $87,853 and included the repurchase of 3,106 shares of our common stock for $58,405, $12,184 net repayment on our revolving debt facilities, and the payment of dividends of $19,827. Cash used in financing activities was partially offset by proceeds of $2,263 from the exercise of stock options and the sale of common stock plus $300 from the excess tax benefits from stock option exercises. For the first nine months of fiscal 2008, cash used in financing activities was $53,210 and consisted of $18,166 for dividends paid and $68,469 for the purchase of treasury stock, offset by net borrowings on our debt facilities of $14,941, $15,656 proceeds from the exercise of stock options and the sale of common stock, and $2,828 from the excess tax benefits of stock-based compensation.

At March 31, 2009, the Company had negative working capital of $7,444; however, the largest component of current liabilities was deferred revenue of $91,060, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

Beginning during fiscal 2008, US financial markets and many of the largest US financial institutions have been shaken by negative developments in the home mortgage industry and the mortgage markets, and particularly the markets for subprime mortgage-backed securities. Since that time, these and other such developments have resulted in a broad, global economic downturn. While we, as is the case with most companies, have experienced the effects of this downturn, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity will be minimized by cash generated by recurring sources of revenue and due to our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $20,573 and $27,787 for the nine-month periods ended March 31, 2009 and 2008, respectively, were made for facilities and additional equipment. These additions were primarily funded from cash generated by operations. Due to lower than anticipated year-to-date capital expenditures, we do not expect consolidated capital expenditures to exceed $35,000 for fiscal year 2009.

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at March 31, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. At March 31, 2009, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2009). The credit line matures on April 29, 2010. At March 31, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2008, the revolving bank credit facility balance was $70,000. At March 31, 2009, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 0.94%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2009, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,884, less accumulated depreciation of $520. At March 31, 2009, $4,742 was outstanding, of which $4,740 was included in current maturities.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved an additional 5,000 share increase to the stock repurchase authorization. During the nine months ended March 31, 2009, the Company repurchased 3,106 treasury shares for $58,405. The total cost of treasury shares at March 31, 2009 is $309,585. At March 31, 2009, there were 14,407 shares in treasury stock and the Company had the authority to repurchase up to 5,584 additional shares.

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

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid. While revenue and gross profit have remained flat or decreased slightly compared to a year ago, we continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect a tough economic environment, but also the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe we are well positioned to address current challenges and opportunities as well as those which will arise when the economic rebound occurs.

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

PART II.      OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following shares of the Company were repurchased for the three month period ended March, 31, 2009:
Period	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

January 1-31, 2009	0		0	6,083,981
February 1-28, 2009	400,000	$16.45	400,000	5,683,981
March 1-31, 2009	100,000	$15.87	100,000	5,583,981

Total	500,000	$16.34	500,000	5,583,981

(1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 in the original amount of 3.0 million shares, increased by 2.0 million shares on April 29, 2005, by 5.0 million shares on August 28, 2006, and by 5.0 million shares on February 4, 2008. On August 25, 2008, the Company's Board of Directors approved an additional 5.0 million shares to the stock repurchase authorization. These authorizations have no specific dollar or share price targets and no expiration dates.
ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer dated May 11, 2009.

31.2	Certification of the Chief Financial Officer dated May 11, 2009.

32.1	Written Statement of the Chief Executive Officer dated May 11, 2009.

32.2	Written Statement of the Chief Financial Officer dated May 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: May 11, 2009	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: May 11, 2009	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer