Form 10-K
period 2009-06-30
HENRY JACK & ASSOCIATES INC
filed 2009-08-28
CIK 779152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-14112

JACK HENRY AND ASSOCIATES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1128385 (I.R.S. Employer Identification No.)

663 Highway 60, P.O. Box 807, Monett, MO 65708 (Address of principal executive offices)

Registrant's telephone number, including area code: (417) 235-6652

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered NASDAQ Global Select Market

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
Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]

Smaller reporting Company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [    ]    No [ X ]

As of August 21, 2009, the Registrant had 84,195,045 shares of Common Stock outstanding ($0.01 par value). On December 31, 2008, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,475,685,132 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2008).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2009 Annual Meeting of Stockholders (the "Proxy Statement"), as described in the footnotes to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

TABLE OF CONTENTS

PART I		Page Reference
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	16

ITEM 1B.	UNRESOLVED STAFF COMMENTS	19

ITEM 2.	PROPERTIES	19

ITEM 3.	LEGAL PROCEEDINGS	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER	20
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	22

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	22
	CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	66
	ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES	66

ITEM 9B.	OTHER INFORMATION	66

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	67

ITEM 11.	EXECUTIVE COMPENSATION	67

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	67
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR	67
	INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	67

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	67

PART I

Item 1.      Business

Jack Henry & Associates, Inc. ("JHA" or the "Company") was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company's extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 9,800 financial institutions and diverse corporate entities.

JHA provides its products and services through three marketed brands.

  Jack Henry Banking is a leading provider of integrated data processing systems to approximately 1,500 banks ranging from de novo or start-up institutions to mid-tier banks with assets of up to $15 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

  Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with more than 700 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

  ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. These specialized solutions can be used with a wide variety of information technology platforms and operating environments. ProfitStars' offers solutions for generating revenue and growth opportunities, increasing security and mitigating operational risks, and controlling operating costs. ProfitStars' products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 7,500 domestic and international customers outside of our core customer base.

Our products and services enable our customers to implement technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.

We are committed to meet and exceed our customers' service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each day by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers' expectations and ultimately generate excellent customer retention rates.

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

JHA's gross revenue has grown from $535.9 million in fiscal 2005 to $745.6 million in fiscal 2009, representing a compound annual growth rate during this five-year period of 7 percent. Net income from continuing operations has grown from $75.5 million to $103.1 million during this same five-year period, representing a compound annual growth rate of 6 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 14 to the Consolidated Financial Statements (see Item 8).

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

Industry Background

Jack Henry Banking primarily serves commercial banks and savings institutions with less than $30.0 billion in assets. According to the Federal Deposit Insurance Corporation ("FDIC"), there were more than 8,200 commercial banks and savings institutions in this asset range as of December 31, 2008. Jack Henry Banking currently supports more than 1,500 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes. According to the Credit Union National Association ("CUNA"), there were approximately 8,100 domestic credit unions as of December 31, 2008. Symitar currently supports more than 700 of these credit unions with core information processing platforms and complementary products and services.

ProfitStars serves financial services organizations of all asset sizes and charters. ProfitStars currently supports approximately 7,500 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.

The FDIC reports the number of commercial banks and savings institutions declined 10 percent from the beginning of calendar year 2004 to the end of calendar year 2008. Although the number of banks declined at a 2 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 10 percent and totaled $12.3 trillion as of December 31, 2008. Comparing calendar years 2008 to 2007, new bank charters decreased 46 percent and mergers decreased 9 percent.

CUNA reports the number of credit unions declined 17 percent from the beginning of calendar year 2004 to the end of calendar year 2008. Although the number of credit unions declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $832.5 billion as of December 31, 2008.

According to Automation in Banking 2009, approximately 51 percent of all financial institutions currently utilize in-house core information processing solutions and approximately 49 percent outsource information processing to third-party providers. According to the 2009 Credit Union Technology Survey published by Callahan & Associates, approximately 71 percent of all credit unions utilize in-house core information processing solutions and approximately 28 percent outsource information processing to third-party providers.

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

Most of the acquired companies and their respective products and services have been consolidated into our ProfitStars brand. Today, ProfitStars' products and services collectively represent more than 7,500 domestic and international implementations outside of our core solution customer base.

Following are some of the acquisitions that have been made in the last six fiscal years to support JHA's focused diversification:

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

Solutions

Our proprietary solutions are marketed through three business brands:

  Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. Its solutions encompass three functionally distinct core processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, Internet banking and electronic funds transfer ("EFT"), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting more than 1,500 banks with its technology platforms.

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

  ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars' products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 7,500 domestic and international implementations outside of our core software customer base. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

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

Jack Henry Banking's three core banking platforms are:

  SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by more than 450 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

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

Symitar's two functionally distinct core credit union platforms are:

  Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 500 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

  Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 150 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of eight data centers in six physical locations and 12 image-enabled item processing centers. Customers electing to outsource their core processing typically sign five-year contracts that include transaction-based processing fees and minimum guaranteed payments during the contract period.

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

Hardware Systems

Hardware sales, which include non-software products that we re-market in order to support our software systems, represent one of our primary revenue sources.

Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, Avnet, Inc., and other hardware providers that allow JHA to purchase hardware at a discount and resell it directly to our customers.  We currently sell the IBM Power Systems and System x servers; Lenovo workstations; Dell servers and workstations; Unisys, RDM, Panini, Digital Check, Canon and NCR check scanners; and other devices that complement our software solutions.

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

  Sophisticated support tools, resources, and technology; and

  A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 9,800 diverse clients.

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

Research and development expenses for fiscal years 2009, 2008, and 2007 were $42.9 million, $43.3 million, and $36.0 million, respectively. Capitalized software for fiscal years 2009, 2008 and 2007 was $24.7 million, $23.7 million, and $20.7 million, respectively.

Sales and Marketing

JHA serves established, well defined markets that inherently provide ongoing sales and cross-sales opportunities.

Jack Henry Banking sells core processing systems and integrated complementary solutions to domestic commercial banks with assets up to $30.0 billion. Symitar sells core processing systems and integrated complementary solutions to domestic credit unions of all asset sizes. The marketing and sales initiatives within these business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Jack Henry Banking also has been extremely successfully selling its core and complementary solutions to a significant number of the de novo banks chartered in recent years. ProfitStars sells specialized niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.

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

JHA sells select products and services in the Caribbean, and now has approximately 40 installations in Europe and South America as a result of recent acquisitions. International sales account for less than one percent of JHA's total revenue in each of the three years ended June 30, 2009, 2008, and 2007.

Backlog

Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.

Backlog as of June 30, 2009 totaled $289.4 million, consisting of $66.8 million for in-house products and services, and $222.5 million for outsourcing services. Approximately $163.9 million of the outsourcing services backlog as of June 30, 2009 is not expected to be realized during fiscal year 2010 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2008 totaled $257.4 million, and consisted of $63.1 million for in-house products and services, and $194.3 million for outsourcing services.

Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal year 2010, the backlog is expected to remain relatively constant due to renewals of existing relationships and new contracting activities.

Competition

The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of JHA's current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. For more than a decade there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.

Jack Henry Banking competes with large vendors that provide information and transaction processing solutions to banks, including Fidelity National Information Services, Inc. and Fiserv, Inc. Symitar competes with large vendors that provide information and transaction processing solutions to credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; Open Solutions, Inc.; and Harland Financial Solutions - Ultradata. ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.

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

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation.  All financial institutions are subject to substantial regulatory oversight and supervision.  Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act.  The compliance of JHA's products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. It is not possible to predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations could have on our business in the future.

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

Employees

As of June 30, 2009 and 2008, JHA had 3,808 and 3,824 full-time employees, respectively. Of our full-time employees, approximately 638 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

Available Information

JHA's Website is easily accessible to the public at www.jackhenry.com . The "For Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the U.S. Securities and Exchange Commission (SEC) also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC.

Item 1A.       Risk Factors

The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause the actual results of the Company's operations in future periods to differ from those expected or desired.

Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we may be particularly exposed to the current global economic recession. If the economic environment remains poor, it may result in significant decreases in demand by current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

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

Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems. Individual personal computers can be stolen, and customer data tapes can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to us and also may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and we may need to expend resources alleviating problems caused by breaches. Eliminating computer viruses and addressing other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.

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

Consolidation of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 8,200 commercial and savings banks and 8,100 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma and San Diego, California. In addition, we own 36.4 acres of land being developed into office space in Springfield, Missouri. Our owned facilities represent approximately 793,000 square feet of office space in nine states. We have 48 leased office facilities in 20 states, which total approximately 436,000 square feet. Approximately 26% or 46,000 square feet of the office space in Allen, TX is leased to an outside tenant. The balance of our owned and leased office facilities are for normal business purposes.

Of our facilities, the credit union business segment uses office space totaling approximately 105,000 square feet in six facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of five other office facilities. The remainder of our leased and owned facilities, approximately 1,124,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

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

Fiscal 2009	High	Low

Fourth Quarter	$20.99	$16.95
Third Quarter	19.94	14.29
Second Quarter	20.39	14.76
First Quarter	24.45	19.02

Fiscal 2008	High	Low

Fourth Quarter	$27.48	$21.62
Third Quarter	26.11	22.22
Second Quarter	29.24	24.34
First Quarter	27.50	23.39

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2009 and 2008 are as follows:
Fiscal 2009	Dividend

Fourth Quarter	$0.085
Third Quarter	0.085
Second Quarter	0.075
First Quarter	0.075

Fiscal 2008	Dividend

Fourth Quarter	$0.075
Third Quarter	0.075
Second Quarter	0.065
First Quarter	0.065

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

On August 21, 2009, there were approximately 47,000 holders of the Company's common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $23.59 per share.

Performance Graph

The following chart presents a comparison for the five-year period ended June 30, 2009, of the market performance of the Company's common stock with the S & P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Jack Henry & Associates, Inc., The S&P 500 Index
And A Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/04
6/05
6/06
6/07
6/08
6/09
Jack Henry & Associates, Inc.
S&P 500
Peer Group

This comparison assumes $100 was invested on June 30, 2004, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the peer group are Affiliated Computer Services, Inc., Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Financial, Inc., Fiserv, Inc., Goldleaf Financial Solutions, Inc., Metavante Technologies, Inc., Online Resources Corp., S1 Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

Item 6.      Selected Financial Data
Selected Financial Data
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,

Income Statement Data	2009	2008	2007	2006	2005

Revenue (1)	$745,593	$742,926	$666,467	$590,877	$535,191
Income from continuing operations	$103,102	$105,287	$105,644	$90,863	$76,050

Diluted net income per share, continuing operations	$1.22	$1.17	$1.15	$0.97	$0.82

Dividends declared per share	$0.32	$0.28	$0.24	$0.20	$0.17

Balance Sheet Data

Working capital	$15,239	$(11,418)	$19,908	$42,918	$13,710
Total assets	$1,050,700	$1,021,044	$999,340	$906,067	$814,153
Long-term debt	$-	$24	$128	$421	$-
Stockholders' equity	$626,506	$601,451	$598,365	$575,212	$517,154

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

OVERVIEW

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 12 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2009 to fiscal 2008 and compare fiscal 2008 to fiscal 2007.

We derive revenues from three primary sources:

-   software licenses;

-   support and service fees, which include implementation services; and

-   hardware sales, which includes all non-software remarketed products.

Over the last five fiscal years, our revenues have grown from $535,191 in fiscal 2005 to $745,593 in fiscal 2009. Income from continuing operations has grown from $76,050 in fiscal 2005 to $103,102 in fiscal 2009. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 9,800 customers who utilize our software systems as of June 30, 2009.

Since the start of fiscal 2007, we have completed 3 acquisitions. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

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

RESULTS OF OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008

In fiscal 2009, revenues remained fairly even compared to the prior year as growth in Support and services revenue was offset by decreases in license and hardware revenue. This continuing shift in sales mix resulted in slightly leaner gross and operating margins. As a result, revenue that was consistent with the prior year yielded income from continuing operations that was down 2% in comparison to fiscal 2008.

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

REVENUE

License Revenue
	Year Ended June 30,		% Change

	2009	2008

License	$58,434	$73,553	-21%
Percentage of total revenue	8%	10%

License revenue represents the delivery and acceptance of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

As a result of the current economic downturn, we have seen some of our customers postpone making large capital investments in technology, including software. In addition, our customers are often electing to contract for our products via an outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware. During fiscal 2009, our core software products either had a decrease in license revenue or they remained even compared to the prior year. In particular, Episys®, our flagship core solution for credit unions experienced a decrease. Episys revenue has decreased as we have seen a decrease in the average size of contracts delivered during the year. Those contracts were smaller on average since they were made with smaller credit unions. Our license revenues for most of our complementary software solutions are also down compared to the prior year with the exception of certain of our item and document imaging solutions, particularly Synergy Enterprise Content Management, which has experienced 31% growth over the prior year.
Support and Service Revenue
	Year Ended June 30,		% Change

	2009	2008

Support and service	$614,242	$580,334	+6%
Percentage of total revenue	82%	78%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$19,692	8%
EFT Support	15,699	12%
Outsourcing Services	4,059	3%
Implementation Services	(5,542)	-9%

Total Increase	$33,908

Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in most support and service revenue components in fiscal 2009. In-house support and other services increased partially as a result of license agreements for which the implementations were completed during the latest twelve months. In addition, because annual maintenance fees are based on supported institutions' asset size, in-house support revenues increase as our customers' assets grow.

EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and transaction processing services, experienced the largest percentage growth as we have seen strong growth in our bill pay and enterprise payment solutions. In addition, we have seen continuing expansion of our customer basis for EFT support as a whole.

Overall, Outsourcing services revenue grew only slightly. However, our core data processing revenue increased over 8% year-to-date compared to last year as our customers continue to choose outsourcing for the delivery of our solutions. These gains have been largely offset by a decrease in de-conversion revenue and in item processing revenue. We expect the trend towards outsourced product delivery to benefit Outsourcing services revenue; however, we also expect item-processing revenue to continue to decline as fewer paper checks are processed in favor of check images and remote deposit capture.

The decrease in implementation services revenue is related to fewer convert/merger implementations for our bank customers due to the slowdown in bank merger and acquisition activity in the current market environment.

Hardware Revenue
	Year Ended June 30,		% Change

	2009	2008

Hardware	$72,917	$89,039	-18%
Percentage of total revenue	10%	12%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current year compared to a year ago. Hardware revenue has been negatively impacted by the decrease in the number of implementations of licensed core systems and the increase in outsourcing contracts, which typically do not include hardware. Additionally, during the prior fiscal year, hardware revenue was increased by increased IBM System i upgrades, which have not occurred at the same level in the current fiscal year.

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
Cost of Sales and Gross Profit
	Year Ended June 30,		% Change

	2009	2008

Cost of License	$6,885	$6,698	+3%
Percentage of total revenue	<1%	<1%

License Gross Profit	$51,549	$66,855	-23%
Gross Profit Margin	88%	91%

Cost of support and service	$385,837	$364,140	+6%
Percentage of total revenue	52%	49%

Support and Service Gross Profit	$228,405	$216,194	+6%
Gross Profit Margin	37%	37%

Cost of hardware	$53,472	$64,862	-18%
Percentage of total revenue	7%	9%

Hardware Gross Profit	$19,445	$24,177	-20%
Gross Profit Margin	27%	27%

TOTAL COST OF SALES	$446,194	$435,700	+2%
Percentage of total revenue	60%	59%

TOTAL GROSS PROFIT	$299,399	$307,226	-3%
Gross Profit Margin	40%	41%

Cost of license increased for the fiscal year due to greater third party reseller agreement software vendor costs. These costs have led to gross profit margin on license revenue being lower than the prior year. We expect this impact of third party software to continue to result in license gross profit margins that are lower than in prior years as third party software becomes a larger portion of our total license revenue.

Cost of support and service increased for the year commensurate with an increase in support and service revenue, which led to gross profit margin consistent with that realized in the prior year.

Cost of hardware decreased for the year in line with the decrease in hardware revenue. Hardware gross profit margin remained at 27% for both years.

OPERATING EXPENSES
Selling and Marketing
	Year Ended June 30,		% Change

	2009	2008

Selling and marketing	$54,931	$55,916	-2%
Percentage of total revenue	7%	8%

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

For the 2009 fiscal year, the selling and marketing expenses decrease was due to lower marketing expenses, including lower product promotion and trade show expenses, than were incurred in the prior year. Overall, Selling and marketing expenses decreased slightly as a percentage of total revenue in comparison to a year ago. Commission expense has remained level compared to last year due to lower license and hardware revenues, partially offset by growth in support and service revenue.
Research and Development
	Year Ended June 30,		% Change

	2009	2008

Research and development	$42,901	$43,326	-1%
Percentage of total revenue	6%	6%

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

Research and development expenses decreased slightly for fiscal year 2009 primarily due to cost control measures undertaken by the Company. These measures included a reduction in the use of consultants and independent contractors compared to last year. As a result of these efforts, Research and development expenses have remained level at 6% of total revenue.
General and Administrative
	Year Ended June 30,		% Change

	2009	2008

General and administrative	$43,681	$43,775	-0%
Percentage of total revenue	6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense have remained level for the current year compared to prior year, as cost control measures have slowed the growth in personnel costs and reduced travel and other operating expenses. General and administrative expenses have remained a consistent 6% of total revenue for both years.

INTEREST INCOME (EXPENSE)

Interest income decreased 64% from $2,145 to $781 due primarily to lower average invested balances coupled with lower interest rates on invested balances. Interest expense decreased 30% from $1,928 to $1,357 due to lower average interest rates on outstanding borrowings on the revolving bank credit facilities.

PROVISION FOR INCOME TAXES

The provision for income taxes was $54,208 or 34.5% of income before income taxes in fiscal 2009 compared with $59,139 or 36.0% of income before income taxes fiscal 2008. The decrease was primarily due to the renewal of the Research and Experimentation Credit ("R&E Credit"), during fiscal year 2009, retroactive to January 1, 2008. Renewal of this credit had a significant tax benefit in fiscal year 2009 since retroactive renewal required the recording of an additional six months of credit during fiscal year 2009 related to fiscal year 2008.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations decreased slightly, moving from $105,287, or $1.17 per diluted share in fiscal 2008 to $103,102, or $1.22 per diluted share in fiscal 2009.

DISCONTINUED OPERATIONS

There was no gain or loss from discontinued operations for fiscal 2009. Loss on discontinued operations, net of taxes, was $1,065 for fiscal 2008. The loss included a loss on the sale of Banc Insurance Services, Inc. and Banc Insurance Agency, Inc. of $2,718, and a $1,457 loss on the operations of the two companies. The income tax benefit on the loss amount was $3,110.

FISCAL 2008 COMPARED TO FISCAL 2007

Fiscal 2008 showed strong growth in support and service revenues, tempered somewhat by leaner gross and operating margins. As a result, an 11% increase in total revenue yielded income from continuing operations that was flat in comparison to fiscal 2007.

REVENUE

License Revenue
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

BUSINESS SEGMENT DISCUSSION
Bank Systems and Services
	2009	% Change	2008	% Change	2007

Revenue	$ 617,711	+<1%	$ 616,390	+11%	$ 555,861
Gross Profit	$ 247,812	-3%	$ 255,870	+5%	$ 244,788

Gross Profit Margin	40%		42%		44%

In fiscal 2009, revenue remained essentially even in the bank systems and services business segment compared to the prior year. Support and service revenue increased for most lines, particularly EFT support which experienced 9% revenue growth and in-house support which experienced 8% revenue growth. The growth in these components was offset by a 14% decrease in license revenue and a 15% decrease in hardware revenue. Gross profit margin decreased as the mix of revenue shifted away from license revenue (which carries the largest margins) toward support and service revenue. Hardware profit margins remained even compared to fiscal 2008.

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

Credit Union Systems and Services
	2009	% Change	2008	% Change	2007

Revenue	$ 127,882	+1%	$ 126,536	+14%	$ 110,606
Gross Profit	$ 51,587	+<1%	$ 51,356	+22%	$ 42,014

Gross Profit Margin	40%		41%		38%

In fiscal 2009, revenues in the credit union systems and services business segment increased 1% from fiscal 2008. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced strong growth in all revenue components and 18 percent growth overall. In particular, EFT Support experienced 32% revenue growth over the prior year. The growth in Support and service revenue was offset by decreases in both license and hardware revenue. Gross profit in this business segment remained even in fiscal 2009 compared to fiscal 2008.

In fiscal 2008, revenues in the credit union systems and services business segment increased 14% from fiscal 2007. All revenue components within the segment experienced growth during fiscal 2008. License revenue generated the largest dollar growth in revenue as Episys®, our flagship core processing system aimed at larger credit unions, experienced strong sales throughout the year. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced 34 percent growth in EFT support and 10 percent growth in in-house support. Gross profit in this business segment increased $9,344 in fiscal 2008 compared to fiscal 2007, due primarily to the increase in license revenue, which carries the highest margins.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated positive cash flow from operations and have generally used funds generated from operations and short-term borrowings on our revolving credit facility to meet capital requirements. We expect this trend to continue in the future.

The Company's cash and cash equivalents increased to $118,251 at June 30, 2009 from $65,565 at June 30, 2008.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Year ended June 30,

	2009	2008	2007

Net income	$103,102	$104,222	$104,681
Non-cash expenses	74,397	70,420	56,348
Change in receivables	21,214	(2,913)	(28,853)
Change in deferred revenue	21,943	5,100	24,576
Change in other assets and liabilities	(14,068)	4,172	17,495

Net cash from operating activities	$206,588	$181,001	$174,247

Cash provided by operations increased $25,587 to $206,588 for the fiscal year ended June 30, 2009 as compared to $181,001 for the fiscal year ended June 30, 2008. This increase is primarily attributable to a decrease in receivables compared to the same period a year ago of $21,214. This decrease is largely the result of fiscal 2010 annual software maintenance billings being provided to customers earlier than in the prior year, which allowed more cash to be collected before the end of the fiscal year than in previous years. Further, we collected more cash overall related to revenues that will be recognized in subsequent periods in the current year than in fiscal 2008.

Cash used in investing activities for the fiscal year ended June 2009 was $59,227 and includes $3,027 in contingent consideration paid on prior years' acquisitions. Cash used in investing activities for the fiscal year ended June 2008 was $102,148 and includes payments for acquisitions of $48,109, plus $1,215 in contingent consideration paid on prior years' acquisitions. Capital expenditures for fiscal 2009 were $31,562 compared to $31,105 for fiscal 2008. Cash used for software development in fiscal 2009 was $24,684 compared to $23,736 during the prior year.

Net cash used in financing activities for the current fiscal year was $94,675 and includes the repurchase of 3,106 shares of our common stock for $58,405, the payment of dividends of $26,903 and $13,489 net repayment on our revolving credit facilities. Cash used in financing activities was partially offset by proceeds of $3,773 from the exercise of stock options and the sale of common stock (through the employee stock purchase plan) and $348 excess tax benefits from stock option exercises. During fiscal 2008, net cash used in financing activities for the fiscal year was $101,905 and includes the repurchase of 4,200 shares of our common stock for $100,996, the payment of dividends of $24,683 and $429 net repayment on our revolving credit facilities. Cash used in financing activities was partially offset by proceeds of $20,394 from the exercise of stock options and the sale of common stock and $3,809 excess tax benefits from stock option exercises.

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

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. During fiscal 2009, the Company repurchased 3,106 treasury shares for $58,405. The total cost of treasury shares at June 30, 2009 is $309,585. At June 30, 2009, there were 14,407 shares in treasury stock and the Company had the authority to repurchase up to 5,584 additional shares.

Subsequent to June 30, 2009, the Company's Board of Directors declared a cash dividend of $0.085 per share on its common stock payable on September 17, 2009, to stockholders of record on September 4, 2009. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.

The Company renewed a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at June 30, 2009).  The credit line matures on April 29, 2010. At June 30, 2009, no amount was outstanding.

The Company renewed a credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at June 30, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2009.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2009, the outstanding revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted average rate of 0.73%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2009, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,907, less accumulated depreciation of $877. At June 30, 2009, $3,461 was outstanding, all of which will be maturing in the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2009 the Company's total off balance sheet contractual obligations were $50,820. This balance consists of $24,660 of long-term operating leases for various facilities and equipment which expire from 2010 to 2017 and the remaining $26,160 is for purchase commitments related to property and equipment, particularly for contractual obligations related to the on-going construction of a new facility in Springfield, Missouri. The table excludes $6,249 of liabilities under the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," as we are unable to reasonably estimate the ultimate amount or timing of settlement.
Contractual obligations by	Less than			More than
period as of June 30, 2009	1 year	1-3 years	3-5 years	5 years	TOTAL

Operating lease obligations	$8,759	$7,994	$4,519	$3,388	$24,660
Capital lease obligations	3,461	-	-	-	3,461
Note payable, including accrued interest	60,045	-	-	-	60,045
Purchase obligations	25,750	410	-	-	26,160

Total	$98,015	$8,404	$4,519	$3,388	$114,326

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Relative to SFAS 157, the FASB issued Staff Positions ("FSP") 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" ("SFAS 13"), and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. SFAS 157 was effective for the Company beginning on July 1, 2008. Its adoption did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009. FSP 141(R)-1 eliminates the requirement under FAS 141(R) to record assets or liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed "more-likely-than-not" that an asset or liability would result. Under FSP 141(R)-1, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. SFAS 141(R) is effective for the Company on July 1, 2009. SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined at this time.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This pronouncement amends SFAS No. 142, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP 142-3 is not expected to have a material impact on the Company's financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first fiscal quarter of fiscal 2010 and is not expected to have a material impact on the Company's financial statements.

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

Support and Service Fee Revenue. Implementation services are generally for installation, implementation, and configuration of our systems and for training of our customer's employees. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

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

Estimates used to determine current and deferred income taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Also, Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our financial results.

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

Item 8.      Financial Statements and Supplementary Data
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	40

Management's Annual Report on Internal Control over Financial Reporting	41

Report of Independent Registered Public Accounting Firm	42

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2009, 2008, and 2007	43

Consolidated Balance Sheets, June 30, 2009 and 2008	44

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2009, 2008, and 2007	45

Consolidated Statements of Cash Flows,
Years Ended June 30, 2009, 2008, and 2007	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedules

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in fiscal 2008 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 28, 2009

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

As of the end of the Company's 2009 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company's internal control over financial reporting as of June 30, 2009 was effective.

The Company's internal control over financial reporting as of June 30, 2009 has been audited by the Company's independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the "Company") as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated August 28, 2009 expressed an unqualified opinion, and includes an explanatory paragraph relating to a change in accounting for income taxes.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 28, 2009

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,

	2009	2008	2007

REVENUE
License	$58,434	$73,553	$76,403
Support and service	614,242	580,334	501,722
Hardware	72,917	89,039	88,342

Total	745,593	742,926	666,467

COST OF SALES
Cost of license	6,885	6,698	4,277
Cost of support and service	385,837	364,140	309,919
Cost of hardware	53,472	64,862	65,469

Total	446,194	435,700	379,665

GROSS PROFIT	299,399	307,226	286,802

OPERATING EXPENSES
Selling and marketing	54,931	55,916	50,195
Research and development	42,901	43,326	35,962
General and administrative	43,681	43,775	40,617

Total	141,513	143,017	126,774

OPERATING INCOME	157,886	164,209	160,028

INTEREST INCOME (EXPENSE)
Interest income	781	2,145	3,406
Interest expense	(1,357)	(1,928)	(1,757)

Total	(576)	217	1,649

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	157,310	164,426	161,677

PROVISION FOR INCOME TAXES	54,208	59,139	56,033

INCOME FROM CONTINUING OPERATIONS	103,102	105,287	105,644

DISCONTINUED OPERATIONS (Note 12)
Loss from operations of discontinued component (including loss on disposal of 2,718 in 2008)	-	(4,175)	(1,474)
Income tax benefit	-	3,110	511

Loss on discontinued operations	-	(1,065)	(963)

NET INCOME	$103,102	$104,222	$104,681

Continuing operations	$1.22	$1.17	$1.15
Discontinued operations	-	(0.01)	(0.01)

Diluted net income per share	$1.22	$1.16	$1.14

Diluted weighted average shares outstanding	84,830	89,702	92,032

Continuing operations	$1.23	$1.19	$1.17
Discontinued operations	-	(0.01)	(0.01)

Basic net income per share	$1.23	$1.18	$1.16

Basic weighted average shares outstanding	84,118	88,270	90,155

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	JUNE 30,

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,251	$65,565
Investments, at amortized cost	1,000	997
Receivables	192,733	213,947
Income tax receivable	2,692	-
Prepaid expenses and other	24,371	25,143
Prepaid cost of product	19,717	19,515
Deferred income taxes	882	4,590

Total current assets	359,646	329,757

PROPERTY AND EQUIPMENT, net	237,778	239,005

OTHER ASSETS:
Prepaid cost of product	6,793	9,584
Computer software, net of amortization	82,679	74,943
Other non-current assets	11,955	10,564
Customer relationships, net of amortization	55,450	63,819
Trade names	3,999	3,999
Goodwill	292,400	289,373

Total other assets	453,276	452,282

Total assets	$1,050,700	$1,021,044

LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,206	$6,946
Accrued expenses	34,018	35,996
Accrued income taxes	1,165	15,681
Note payable and current maturities of capital leases	63,461	70,177
Deferred revenues	237,557	212,375

Total current liabilities	344,407	341,175

LONG TERM LIABILITIES:
Deferred revenues	7,981	11,219
Deferred income taxes	65,066	61,710
Other long-term liabilities, net of current maturities	6,740	5,489

Total long term liabilities	79,787	78,418

Total liabilities	424,194	419,593

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 06/30/09 were 98,020,796
Shares issued at 06/30/08 were 97,702,098	980	977
Additional paid-in capital	298,378	291,120
Retained earnings	636,733	560,534
Less treasury stock at cost
14,406,635 shares at 06/30/09, 11,301,045 shares at 06/30/08	(309,585)	(251,180)

Total stockholders' equity	626,506	601,451

Total liabilities and stockholders' equity	$1,050,700	$1,021,044

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,

	2009	2008	2007

PREFERRED SHARES:	-	-	-

COMMON SHARES:
Shares, beginning of year	97,702,098	96,203,030	93,955,663
Shares issued for equity-based payment arrangements	196,727	1,443,071	2,218,395
Shares issued for Employee Stock Purchase Plan	121,971	55,997	28,972

Shares, end of year	98,020,796	97,702,098	96,203,030

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$977	$962	$939
Shares issued for equity-based payment arrangements	2	14	23
Shares issued for Employee Stock Purchase Plan	1	1	-

Balance, end of year	$980	$977	$962

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$291,120	$262,742	$224,195
Shares issued upon exercise of stock options	1,882	19,151	28,557
Shares issued for Employee Stock Purchase Plan	1,888	1,228	632
Tax benefits from share-based compensation	1,216	6,555	8,355
Stock-based compensation expense	2,272	1,444	1,003

Balance, end of year	$298,378	$291,120	$262,742

RETAINED EARNINGS:
Balance, beginning of year	$560,534	$484,845	$401,849
Net income	103,102	104,222	104,681
FASB Interpretation No. 48 transition amount	-	(3,850)	-
Dividends (2009-$0.32 per share;
2008- $0.28 per share; 2007-$0.24 per share)	(26,903)	(24,683)	(21,685)

Balance, end of year	$636,733	$560,534	$484,845

TREASURY STOCK:
Balance, beginning of year	$(251,180)	$(150,184)	$(51,771)
Purchase of treasury shares	(58,405)	(100,996)	(98,413)

Balance, end of year	$(309,585)	$(251,180)	$(150,184)

TOTAL STOCKHOLDERS' EQUITY	$626,506	$601,451	$598,365

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED JUNE 30,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$103,102	$104,222	$104,681

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	38,859	40,195	36,427
Amortization	25,288	21,811	14,527
Deferred income taxes	7,047	5,320	4,239
Expense for stock-based compensation	2,272	1,444	1,003
Loss on property and equipment (including 6/30/08 loss on
discontinued operations)	938	1,683	167
Other, net	(7)	(33)	(15)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	21,214	(2,913)	(28,853)
Prepaid expenses, prepaid cost of product, and other	1,969	9,670	(2,987)
Accounts payable	1,260	(4,951)	(3,050)
Accrued expenses	(2,430)	541	5,667
Income taxes	(14,867)	(1,088)	17,865
Deferred revenues	21,943	5,100	24,576

Net cash from operating activities	206,588	181,001	174,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(3,027)	(49,324)	(39,307)
Capital expenditures	(31,562)	(31,105)	(34,202)
Purchase of investments	(2,996)	(1,975)	(3,603)
Proceeds from sale of property and equipment	42	2,098	25
Proceeds from investments	3,000	2,000	4,810
Computer software developed	(24,684)	(23,736)	(20,743)
Other, net	0	(106)	109

Net cash from investing activities	(59,227)	(102,148)	(92,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
exercise of stock options	2,720	19,165	28,580
Minimum tax withholding payments related to option exercises	(836)	-	-
Proceeds from sale of common stock, net	1,889	1,229	632
Borrowings under lines of credit	76,692	145,097	115,595
Repayments under lines of credit	(90,181)	(145,526)	(96,207)
Excess tax benefits from stock-based compensation	349	3,809	4,640
Purchase of treasury stock	(58,405)	(100,996)	(98,413)
Dividends paid	(26,903)	(24,683)	(21,685)

Net cash from financing activities	(94,675)	(101,905)	(66,858)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$52,686	$(23,052)	$14,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$65,565	$88,617	$74,139

CASH AND CASH EQUIVALENTS, END OF YEAR	$118,251	$65,565	$88,617

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

The amortized cost of held-to-maturity securities is $1,000 and $997 at June 30, 2009 and 2008, respectively. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

COMPREHENSIVE INCOME

Comprehensive income for each of the years ended June 30, 2009, 2008 and 2007 equals the Company's net income.

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

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2008, there were 11,301 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,690 additional shares. On August 25, 2008, the Company's Board of Directors approved a 5,000 share increase to the stock repurchase authorization. During fiscal 2009, the Company repurchased 3,106 treasury shares for $58,405. The total cost of treasury shares at June 30, 2009 is $309,585. At June 30, 2009, there were 14,407 shares in treasury stock and the Company had the authority to repurchase up to 5,584 additional shares.

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

On July 1, 2007, the Company adopted the provisions of FIN 48, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, under FIN 48, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. Relative to SFAS 157, the FASB issued Staff Positions ("FSP") 157-1, 157-2, 157-3 and 157-4. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" ("SFAS 13"), and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. FSP 157-4 provides guidelines for a broad interpretation of when to apply market-based fair value measurements, requiring judgment to determine when a market has become inactive and in determining fair values in markets that are no longer active. SFAS 157 was effective for the Company beginning on July 1, 2008. Its adoption did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009. FSP 141(R)-1 eliminates the requirement under FAS 141(R) to record assets or liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed "more-likely-than-not" that an asset or liability would result. Under FSP 141(R)-1, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. SFAS 141(R) is effective for the Company on July 1, 2009. SFAS 141(R) will have an impact on the Company's accounting for business combinations on a prospective basis once adopted; however, the materiality of that impact cannot be determined at this time.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This pronouncement amends SFAS No. 142, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity's intent and/or ability to renew or extend the arrangement. FSP 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP 142-3 is not expected to have a material impact on the Company's financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the first fiscal quarter of fiscal 2010 and is not expected to have a material impact on the Company's financial statements.

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

NOTE 3:   PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:
	June 30,

	2009	2008	Estimated Useful Life

Land	$24,411	$24,411
Land improvements	19,845	19,826	5-20 years
Buildings	99,400	97,594	25-30 years
Leasehold improvements	21,946	21,995	5-10 years (1)
Equipment and furniture	194,149	179,613	5-8 years
Aircraft and equipment	40,060	38,874	8-10 years
Construction in progress	16,694	4,995

	416,505	387,308
Less accumulated depreciation	178,727	148,303

Property and equipment, net	$237,778	$239,005

(1) Lesser of lease term or estimated useful life

The Company had material commitments to purchase property and equipment related to the construction of a new facility in Springfield, Missouri, totaling $24,382 at June 30, 2009. There were no material commitments to purchase property and equipment at June 30, 2008. Property and equipment included $273 and $455 that was in accrued liabilities at June 30, 2009 and 2008, respectively. Also, during fiscal 2009, the Company acquired $6,748 of computer equipment through a capital lease. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4:   OTHER ASSETS

Changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008, by reportable segments, are:

	Banking	Credit Union
	Systems	Systems and
	and Services	Services	Total

Balance, as of July 1, 2007	$224,065	$24,798	$248,863
Goodwill acquired during the year	40,510	-	40,510

Balance, as of June 30, 2008	264,575	24,798	289,373
Goodwill acquired during the year	3,027	-	3,027

Balance, as of June 30, 2009	$267,602	$24,798	$292,400

The Banking Systems and Services segment additions for fiscal 2009 relate primarily to the ultimate resolution of contingent consideration amounts for the acquisitions of RPM Intelligence, LLC, and AudioTel Corporation. The additions for fiscal 2008 relate primarily to the acquisitions of Gladiator Technology Services, Inc. and AudioTel Corporation. See Note 13-Business Acquisitions for further details.

Information regarding other identifiable intangible assets is as follows:
	June 30,

	2009			2008

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$126,244	$(70,794)	$55,450	$126,245	$(62,426)	$63,819

Trade names	3,999	-	3,999	3,999	-	3,999

Totals	$130,243	$(70,794)	$59,449	$130,244	$(62,426)	$67,818

Trade names have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years.

Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from five to ten years.

Following is an analysis of the computer software capitalized:
	Carrying	Accumulated
	Amount	Amortization	Total

Balance, July 1, 2007	$77,367	$(18,177)	$59,190
Acquired software	5,728	-	5,728
Capitalized development cost	23,736	-	23,736
Disposals	(2,199)	1,993	(206)
Amortization expense	-	(13,505)	(13,505)

Balance, June 30, 2008	104,632	(29,689)	74,943
Acquired software	-	-	-
Capitalized development cost	24,684	-	24,684
Disposals	(45)	17	(28)
Amortization expense	-	(16,920)	(16,920)

Balance, June 30, 2009	$129,271	$(46,592)	$82,679

Amortization expense for all intangible assets was $25,288, $21,811 and $14,527 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2009, is as follows:
	Customer
Year	Relationships	Software	Total

2010	8,236	17,596	25,832
2011	7,673	16,876	24,549
2012	6,647	12,688	19,335
2013	5,282	6,690	11,972
2014	5,282	2,716	7,998

NOTE 5:   DEBT

The Company renewed a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at June 30, 2009).  The credit line matures on April 29, 2010. At June 30, 2009, no amount was outstanding.

The Company renewed a credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at June 30, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. There were no outstanding amounts at June 30, 2009.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $225,000.  The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio.  The unsecured revolving credit line terminates May 31, 2012.  At June 30, 2009, the outstanding revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted average rate of 0.73%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2009, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,907, less accumulated depreciation of $877. At June 30, 2009, $3,461 was outstanding, all of which will be maturing in the next twelve months.

The Company paid interest of $1,606, $2,521, and $1,975 in 2009, 2008, and 2007 respectively. During fiscal 2009, the Company incurred a total of $1,468 of interest, $111 of which was capitalized.

NOTE 6:   LEASE COMMITMENTS

The Company leases certain property under operating leases which expire over the next 9 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes.  There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options.  Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2009, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments

2010	$8,759
2011	5,053
2012	2,941
2013	2,392
2014	2,127
Thereafter	3,388

Total	$24,660

Rent expense was $8,314, $7,895, and $5,797 in 2009, 2008, and 2007, respectively.

NOTE 7:   INCOME TAXES

The provision for income taxes from continuing operations consists of the following:
	Year ended June 30,

	2009	2008	2007

Current:
Federal	$39,616	$48,472	$46,369
State	7,527	5,347	5,425

Deferred:
Federal	7,345	4,972	4,080
State	(280)	348	159

	$54,208	$59,139	$56,033

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
	June 30,

	2009	2008

Deferred tax assets:
Deferred revenue	$577	$6,286
Expense reserves (bad debts, insurance,
franchise tax and vacation)	1,834	2,670
Capital loss carryforward	-	2,168
Net operating loss carryforwards	401	-
Other, net	2,273	2,580

	5,085	13,704

Deferred tax liabilities:
Accelerated tax depreciation	(20,579)	(20,105)
Accelerated tax amortization	(47,995)	(45,359)
Other, net	(418)	(5,360)

	(68,992)	(70,824)

Net deferred tax liability before valuation allowance	(63,907)	(57,120)

Valuation allowance	(277)	-

Net deferred tax liability	$(64,184)	$(57,120)

The deferred taxes are classified on the balance sheets as follows:
	June 30,

	2009	2008

Deferred income taxes (current)	$882	$4,590
Deferred income taxes (long-term)	(65,066)	(61,710)

	$(64,184)	$(57,120)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:
	Year Ended June 30,

	2009	2008	2007

Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes,
net of federal income tax benefits	2.7%	2.3%	2.3%
Research and development credit	-3.0%	-1.0%	-2.7%
Permanent book/tax differences	-0.4%	-0.3%	0.0%
Valuation Allowance	0.2%	0.0%	0.0%
Other (net)	0.0%	0.0%	0.1%

	34.5%	36.0%	34.7%

The effective income tax rate for fiscal year 2009 decreased from the fiscal year 2008 tax rate due primarily to the renewal of the Research and Experimentation Credit ("R&E Credit"), during fiscal year 2009, retroactive to January 1, 2008. Renewal of this credit had a significant tax benefit in fiscal year 2009 since retroactive renewal required the recording of an additional six months of credit during fiscal year 2009 related to fiscal year 2008.

As of June 30, 2009, the Company had net operating loss carryforwards of $401. These losses have varying expiration dates, ranging from 2012 to 2028. Based on state tax rules which restrict our usage of these losses, we believe it is more likely than not that $277 of these losses will expire unutilized. Accordingly, a valuation allowance of $277 has been recorded against these assets as of June 30, 2009.

The Company paid income taxes of $62,965, $51,709, and $28,887 in 2009, 2008, and 2007, respectively.

Adopting FIN 48 had the following impact on our financial statements: decreased retained earnings by $3,850 and increased long term liabilities by $3,850.

At June 30, 2008, the Company had $4,055 of unrecognized tax benefits. At June 30, 2009, the Company had $5,518 of unrecognized tax benefits, of which, $4,163, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $732 and $738 related to uncertain tax positions at June 30, 2009 and 2008, respectively.

A reconciliation of the unrecognized tax benefits for the years ended June 30, 2009 and 2008 follows:
Unrecognized Tax Benefits

Balance at July 1, 2007	$5,838
Additions for current year tax positions	671
Reductions for prior year tax positions	(2,131)
Reductions related to expirations of statute of limitations	(323)

Balance at June 30, 2008	4,055
Additions for current year tax positions	1,044
Additions for prior year tax positions	2,052
Reductions for prior year tax positions	(110)
Settlements	(936)
Reductions related to expirations of statute of limitations	(587)

Balance at June 30, 2009	$5,518

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for June 30, 2006 and all subsequent fiscal years still remain subject to examination as of June 30, 2009 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations of up to $740 could reduce the unrecognized tax benefits balance within twelve months of June 30, 2009.

NOTE 8:   INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2009, 2008 and 2007) are maintained for potential credit losses.

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

2005 NSOP

The NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director. As of June 30, 2009, there were 530 shares available for future grants under the plan.

A summary of option plan activity under the plans is as follows:
		Weighted
	Number of	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2006	7,700	$15.34
Granted	30	21.79
Forfeited	(123)	21.22
Exercised	(2,218)	12.90

Outstanding June 30, 2007	5,389	16.24
Granted	50	28.52
Forfeited	(8)	24.64
Exercised	(1,454)	13.38
Outstanding June 30, 2008	3,977	17.42

Granted	50	17.45
Forfeited	(19)	20.77
Exercised	(248)	12.28

Outstanding June 30, 2009	3,760	$17.75	$15,468

Vested and Expected to Vest June 30, 2009	3,760	$17.75	$15,468

Exercisable June 30, 2009	3,729	$17.71	$15,421

The weighted-average fair value of options granted during fiscal 2009, fiscal 2008 and fiscal 2007 was $7.87, $11.83, and $10.43, respectively. The only options granted during fiscal years 2009, 2008 and 2007 were to non-employee members of the Company's board of directors. The assumptions used in estimating fair value and resulting compensation expenses are as follows:
	Year Ended June 30,

	2009	2008	2007

Weighted Average Assumptions:
Expected life (years)	3.72	7.41	7.41
Volatility	30%	28%	37%
Risk free interest rate	1.4%	4.1%	4.7%
Dividend yield	1.72%	0.98%	0.96%

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

Our pre-tax operating income for the years ended June 30, 2009, 2008 and 2007 includes $2,272, $1,444 and $1,003 of stock-based compensation costs, respectively. The total cost for the year ended June 30, 2009 and 2008 includes $1,620 and $871 relating to the restricted stock plan, respectively. There was no such cost for 2007.

As of June 30, 2009, there was $77 of total unrecognized compensation costs related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average period of 0.73 years. The weighted average remaining contractual term on options currently exercisable as of June 30, 2009 was 2.32 years.

Following is an analysis of stock options outstanding and exercisable as of June 30, 2009:
Range of			Weighted-Average Remaining	Weighted-Average
Exercise Prices	Shares		Contractural Life in Years	Exercise Price

	Outstanding	Exercisable	Outstanding	Outstanding	Exercisable

$ 9.44 - $10.83	25	25	0.28	$ 9.44	$ 9.44
$10.84 - $11.50	865	865	3.77	10.84	10.84
$11.51 - $16.87	55	55	3.21	13.04	13.04
$16.88 - $17.38	1,398	1,398	0.76	16.88	16.88
$17.39 - $21.52	573	557	3.75	19.58	19.63
$21.53 - $25.71	407	404	2.78	23.33	23.34
$25.72 - $28.62	395	383	2.67	27.54	27.51
$28.63 - $29.62	29	29	1.68	28.88	28.88
$29.63 - $29.99	10	10	1.43	29.63	29.63
$30.00 - $30.00	3	3	1.93	30.00	30.00

$ 9.44 - $30.00	3,760	3,729	2.37	$ 17.75	$ 17.71

The income tax benefits from stock option exercises totaled $1,233 for the year ended June 30, 2009.

The total intrinsic value of options exercised was $1,999, $18,010 and $22,643 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

The following table summarizes non-vested share awards as of June 30, 2009, as well as activity for the year then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2007	-	$ -
Granted	133	24.86
Vested	-	-
Forfeited	(3)	24.50

Non-vested shares at June 30, 2008	130	24.87
Granted	146	19.04
Vested	(9)	25.60
Forfeited	-	-

Non-vested shares at June 30, 2009	267	$ 21.66

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At June 30, 2009, there was $3,567 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.50 years.

NOTE 10:   EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted net income per share:

	Year Ended June 30,

	2009	2008	2007

Income from continuing operations	$103,102	$105,287	$105,644
Discontinued Operations	-	(1,065)	(963)

Net Income	$103,102	$104,222	$104,681

Common share information:
Weighted average shares outstanding for basic EPS	84,118	88,270	90,155
Dilutive effect of stock options	712	1,432	1,877

Shares for diluted EPS	84,830	89,702	92,032

Basic Earnings per Share:
Income from continuing operations	$1.23	$1.19	$1.17
Discontinued operations	-	(0.01)	(0.01)

Basic Earnings per Share	$1.23	$1.18	$1.16

Diluted Earnings per Share:
Income from continuing operations	$1.22	$1.17	$1.15
Discontinued operations	-	(0.01)	(0.01)

Diluted Earnings per Share	$1.22	$1.16	$1.14

Stock options to purchase approximately 1,267 shares for fiscal 2009, 536 shares for fiscal 2008, and 772 shares for fiscal 2007, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.

NOTE 11:   EMPLOYEE BENEFIT PLANS

The Company established an employee stock purchase plan in 2006. The plan originally allowed the majority of employees the opportunity to directly purchase shares of the Company at a 5% discount. On October 30, 2007, the shareholders approved an amendment to the plan that increased the discount to 15% beginning January 1, 2008. With this amendment, the plan no longer met the criteria as a non-compensatory plan. As a result, beginning January 1, 2008, the Company began recording the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2009 and 2008 was $333 and $125, respectively.

The Company has a defined contribution plan for its employees, the 401(k) Retirement Savings Plan (the "Plan"). The Plan is subject to the Employee Retirement Income Security Act of 1975 ("ERISA") as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $8,341, $7,937, and $7,148 for fiscal 2009, 2008, and 2007, respectively.

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

The insurance agency outsourcing business provided turnkey outsourced insurance agency solutions for financial institutions. Operations of the business, which were formerly included in the Bank Systems and Services segment, are summarized as follows:
	Year Ended June 30,

	2008	2007

Revenue	$1,680	$1,595
Loss before income taxes	(1,457)	(1,474)
Income tax benefit	536	511

Net loss from discontinued operations	(921)	(963)
Less loss on disposal, net of income taxes	(144)	-

Loss on discontinued operations	$(1,065)	$(963)

Assets and liabilities of the insurance agency outsourcing business before disposal, were as follows:

June 30, 2008

Cash	$656
Accounts receivable	688
Other assets	90
Property and equipment, net	1,007

Total assets	2,441

Accounts payable and other	194

Total liabilities	$194

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

Fiscal 2005 Acquisition:

On January 1, 2005, the Company acquired all of the membership interests in RPM Intelligence, LLC, doing business as Stratika ("Stratika"). Stratika provides customer and product profitability solutions for financial institutions.  As part of the original agreement, there was contingent purchase consideration of up to $9,752 that may have been paid to the former members based upon the net operating income of Stratika. In fiscal 2006, $248 was paid to the former members of Stratika as part of this contingent consideration. During the first quarter of fiscal 2009, the Company paid $3,000 in full settlement of the remaining contingency. These amounts were included in goodwill. The acquired goodwill has been allocated to the bank segment and is deductible for federal income tax.

The accompanying consolidated statements of income for the fiscal years ended June 30, 2008 and 2007 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.
Pro Forma (unaudited)	Year Ended
	June 30,

	2008	2007

Revenue	$746,041	$685,647

Gross profit	$308,565	$298,488

Income from continuing operations	$105,373	$107,296

Earnings per share - continuing operations	$1.17	$1.17
Diluted shares	89,702	92,032

Earnings per share - continuing operations	$1.19	$1.19
Basic shares	88,270	90,155

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
	For the Year Ended June 30, 2009

	Bank	Credit Union	Total
REVENUE
License	$45,169	$13,265	$58,434
Support and service	514,748	99,494	614,242
Hardware	57,794	15,123	72,917

Total	617,711	127,882	745,593

COST OF SALES
Cost of license	6,113	772	6,885
Cost of support and service	321,489	64,348	385,837
Cost of hardware	42,297	11,175	53,472

Total	369,899	76,295	446,194

GROSS PROFIT	$247,812	$51,587	$299,399

	For the Year Ended June 30, 2008

	Bank	Credit Union	Total

REVENUE
License	$52,528	$21,025	$73,553
Support and service	495,687	84,647	580,334
Hardware	68,175	20,864	89,039

Total	616,390	126,536	742,926

COST OF SALES
Cost of license	5,376	1,322	6,698
Cost of support and service	305,640	58,500	364,140
Cost of hardware	49,504	15,358	64,862

Total	360,520	75,180	435,700

GROSS PROFIT	$255,870	$51,356	$307,226

	For the Year Ended June 30, 2007

	Bank	Credit Union	Total

REVENUE
License	$60,683	$15,720	$76,403
Support and service	425,912	75,810	501,722
Hardware	69,266	19,076	88,342

Total	555,861	110,606	666,467

COST OF SALES
Cost of license	4,103	174	4,277
Cost of support and service	255,743	54,176	309,919
Cost of hardware	51,227	14,242	65,469

Total	311,073	68,592	379,665

GROSS PROFIT	$244,788	$42,014	$286,802

	For the Year Ended June 30,

	2009	2008	2007

Depreciation expense, net
Bank systems and services	$36,816	$37,970	$34,219
Credit Unions systems and services	2,043	2,225	2,208

Total	$38,859	$40,195	$36,427

Amortization expense, net
Bank systems and services	$22,779	$19,580	$12,070
Credit Unions systems and services	2,509	2,231	2,457

Total	$25,288	$21,811	$14,527

Capital expenditures
Bank systems and services	$30,752	$30,994	$33,510
Credit Unions systems and services	810	111	692

Total	$31,562	$31,105	$34,202

	For the Year Ended June 30,

	2009	2008

Property and equipment, net
Bank systems and services	$208,488	$208,288
Credit Unions systems and services	29,290	30,717

Total	$237,778	$239,005

Identified intangible assets, net
Bank systems and services	$389,252	$385,671
Credit Unions systems and services	45,276	46,463

Total	$434,528	$432,134

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 15:   SUBSEQUENT EVENTS

In accordance with SFAS 165, Subsequent Events, the Company has evaluated any significant events occurring from the date of these financial statements through August 28, 2009 the date they were issued. The effects of any such events upon conditions existing as of the balance sheet date have been reflected within the financial statements to the extent that the effects were material. Any significant events occurring after the balance sheet date that do not relate to conditions existing as of that date are disclosed below.

On August 17, 2009, the Company announced that it had entered into a definitive agreement to acquire Goldleaf Financial Solutions, Inc. ("Goldleaf"), a provider of integrated technology-based solutions designed to improve the performance of financial institutions. Goldleaf's shareholders will receive $0.98 per share in cash in exchange for their shares. In addition, the Company will retire certain of Goldleaf's outstanding debt and accrued interest obligations, which is anticipated to equal approximately $42,000 at closing. The Goldleaf Board of Directors has unanimously approved the merger and will recommend that Goldleaf shareholders approve the merger. The transaction, which is expected to be completed by the end of the Company's first fiscal quarter or early in the second fiscal quarter, is subject to the approval of Goldleaf's shareholders and customary closing conditions.

On August 24, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on September 17, 2009 to shareholders of record on September 4, 2009.
QUARTERLY FINANCIAL INFORMATION (unaudited

	For the Year Ended June 30, 2009

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$13,294	$14,860	$12,730	$17,550	$58,434
Support and service	151,947	155,053	151,839	155,403	614,242
Hardware	17,857	20,291	15,839	18,930	72,917

Total	183,098	190,204	180,408	191,883	745,593

COST OF SALES
Cost of license	1,089	2,052	1,436	2,308	6,885
Cost of support and service	96,132	96,502	96,732	96,471	385,837
Cost of hardware	13,348	14,277	12,002	13,845	53,472

Total	110,569	112,831	110,170	112,624	446,194

GROSS PROFIT	72,529	77,373	70,238	79,259	299,399

OPERATING EXPENSES
Selling and marketing	13,932	13,845	12,873	14,281	54,931
Research and development	11,546	10,191	10,694	10,470	42,901
General and administrative	11,459	11,725	9,595	10,902	43,681

Total	36,937	35,761	33,162	35,653	141,513

OPERATING INCOME	35,592	41,612	37,076	43,606	157,886

INTEREST INCOME (EXPENSE)
Interest income	563	146	56	16	781
Interest expense	(427)	(524)	(241)	(165)	(1,357)

Total	136	(378)	(185)	(149)	(576)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,728	41,234	36,891	43,457	157,310

PROVISION FOR INCOME TAXES	13,219	13,249	12,089	15,651	54,208

INCOME FROM CONTINUING OPERATIONS	22,509	27,985	24,802	27,806	103,102

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	-	-	-	-	-
Income tax benefit	-	-	-	-	-

Loss on discontinued operations	-	-	-	-	-

NET INCOME	$22,509	$27,985	$24,802	$27,806	$103,102

Continuing operations	$0.26	$0.33	$0.30	$0.33	$1.22
Discontinued operations	-	-	-	-	-

Diluted net income per share	$0.26	$0.33	$0.30	$0.33	$1.22

Diluted weighted average shares
Outstanding	86,622	84,958	83,480	84,261	84,830

Continuing operations	$0.26	$0.33	$0.30	$0.33	$1.23
Discontinued operations	-	-	-	-	-

Basic net income per share	$0.26	$0.33	$0.30	$0.33	$1.23

Basic weighted average shares
Outstanding	85,744	84,314	82,873	83,541	84,118

QUARTERLY FINANCIAL INFORMATION (unaudited

	For the Year Ended June 30, 2008

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$13,522	$23,294	$18,441	$18,296	$73,553
Support and service	137,912	144,979	148,772	148,671	580,334
Hardware	23,442	23,596	20,267	21,734	89,039

Total	174,876	191,869	187,480	188,701	742,926

COST OF SALES
Cost of license	770	1,770	1,739	2,419	6,698
Cost of support and service	87,206	88,781	93,871	94,282	364,140
Cost of hardware	17,298	16,352	14,875	16,337	64,862

Total	105,274	106,903	110,485	113,038	435,700

GROSS PROFIT	69,602	84,966	76,995	75,663	307,226

OPERATING EXPENSES
Selling and marketing	13,680	13,803	13,597	14,836	55,916
Research and development	9,959	11,404	11,340	10,623	43,326
General and administrative	9,808	13,463	9,514	10,990	43,775

Total	33,447	38,670	34,451	36,449	143,017

OPERATING INCOME	36,155	46,296	42,544	39,214	164,209

INTEREST INCOME (EXPENSE)
Interest income	1,349	339	267	190	2,145
Interest expense	(83)	(104)	(583)	(1,158)	(1,928)

Total	1,266	235	(316)	(968)	217

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,421	46,531	42,228	38,246	164,426

PROVISION FOR INCOME TAXES	13,658	17,101	15,430	12,950	59,139

INCOME FROM CONTINUING OPERATIONS	23,763	29,430	26,798	25,296	105,287

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(352)	(440)	(293)	(3,090)	(4,175)
Income tax benefit	128	161	107	2,714	3,110

Loss on discontinued operations	(224)	(279)	(186)	(376)	(1,065)

NET INCOME	$23,539	$29,151	$26,612	$24,920	$104,222

Continuing operations	$0.26	$0.32	$0.30	$0.29	$1.17
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Diluted net income per share	$0.26	$0.32	$0.30	$0.28	$1.16

Diluted weighted average shares
Outstanding	90,833	90,922	88,907	88,145	89,702

Continuing operations *	$0.27	$0.33	$0.31	$0.29	$1.19
Discontinued operations *	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Basic net income per share	$0.26	$0.33	$0.30	$0.29	$1.18

Basic weighted average shares
Outstanding	89,168	89,393	87,615	86,902	88,270

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

The Management's Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, "Financial Statements and Supplementary Data." Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2009; their report is included in Item 8 of this Form 10K.

During the fiscal quarter ending June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

See the information under the captions "Election of Directors", "Corporate Governance", "Audit Committee Report", "Executive Officers and Significant Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which is incorporated herein by reference.

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

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:
-	Report of Independent Registered Public Accounting Firm

-	Consolidated Statements of Income for the Years Ended June 30, 2009, 2008 and 2007

-	Consolidated Balance Sheets as of June 30, 2009 and 2008

-	Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2009, 2008 and 2007

-	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007

-	Notes to the Consolidated Financial Statements

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

2.1

Agreement and Plan of Merger among Jack Henry & Associates, Inc., Peachtree Acquisition Corporation and Goldleaf Financial Solutions, Inc. attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 17, 2009.

3.1.7	Restated Certificate of Incorporation, attached as Exhibit 3.1.7 to the Company's Annual Report on Form 10-K for the Year ended June 30, 2003.

3.2.2	Restated and Amended Bylaws, attached as Exhibit 3.2.2 to the Company's Current Report on Form 8-K filed November 13, 2008.

10.3	The Company's 1995 Non-Qualified Stock Option Plan, attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.8

Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.9	The Company's 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended June 30, 1997.

10.20	Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.20 to the Company's Current Report on Form 8-K filed April 21, 2005.

10.21	Amendment to the Company's 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2005.

10.27	The Company's Restricted Stock Plan, attached as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed September 12, 2006.

10.28	The Company's 2005 Non-Qualified Stock Option Plan, attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed September 12, 2006.

10.29	Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.29 to the Company's Current Report on Form 8-K filed November 6, 2006.

10.30	Second Amendment to Credit Agreement with Wachovia Bank, National Association as Administrative Agent, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 31, 2007.

10.31	Form of Termination Benefits Agreement, attached as Exhibit 10.31 to the Company's Current Report on Form 8-K filed September 10, 2007.

10.32	Form of Restricted Stock Agreement (executives), attached as Exhibit 10.32 to the Company's Current Report on Form 8-K filed September 10, 2007.

10.33	Form of Restricted Stock Agreement (Vice presidents and certain other managers), attached as Exhibit 10.33 to the Company's Current Report on Form 8-K filed September 10, 2007.

10.34	Amendment No. 2 to Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.34 to the Company's Current Report on Form 8-K filed November 1, 2007.

10.35	Jack Henry & Associates, Inc. 2007 Annual Incentive Plan, attached as Exhibit 10.35 to the Company's Current Report on Form 8-K filed November 1, 2007.

10.36	Jack Henry & Associates, Inc. 1995 Non-Qualified Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed August 29, 2008.

10.37	Jack Henry & Associates, Inc. 1996 Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.37 to the Company's Annual Report on Form 10-K filed August 29, 2008.

10.38	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008, attached as Exhibit 10.38 to the Company's Annual Report on Form 10-K filed August 29, 2008.

21.1	List of the Company's subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2009.

JACK HENRY & ASSOCIATES, INC., Registrant

By /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael E. Henry Michael E. Henry	Chairman of the Board and Director	August 28, 2009

/s/ John F. Prim John F. Prim	Chief Executive Officer and Director	August 28, 2009

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 28, 2009

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 28, 2009

/s/ James J. Ellis James J. Ellis	Director	August 28, 2009

/s/ Craig R. Curry Craig R. Curry	Director	August 28, 2009

/s/ Wesley A. Brown Wesley A. Brown	Director	August 28, 2009

/s/ Matthew Flanigan Matthew Flanigan	Director	August 28, 2009

/s/ Marla Shepard Marla Shepard	Director	August 28, 2009