Form 10-Q
period 2009-09-30
HENRY JACK & ASSOCIATES INC
filed 2009-11-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 3, 2009, Registrant has 84,690,968 shares of common stock outstanding ($0.01 par value)

JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2009 and June 30, 2009 (Unaudited)	4

	Condensed Consolidated Statements of Income for the Three Months
	Ended September 30, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 6	Exhibits	19

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30,	June 30,
	2009	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,018	$118,251
Investments, at amortized cost	1,000	1,000
Receivables	124,633	192,733
Income tax receivable	-	2,692
Prepaid expenses and other	25,790	24,371
Prepaid cost of product	25,767	19,717
Deferred income taxes	882	882

Total current assets	286,090	359,646

PROPERTY AND EQUIPMENT, net	241,411	237,778

OTHER ASSETS:
Prepaid cost of product	7,603	6,793
Computer software, net of amortization	83,175	82,679
Other non-current assets	11,635	11,955
Customer relationships, net of amortization	53,346	55,450
Trade names	3,999	3,999
Goodwill	292,400	292,400

Total other assets	452,158	453,276

Total assets	$979,659	$1,050,700

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,170	$8,206
Accrued expenses	30,960	34,018
Accrued income taxes	8,084	1,165
Note payable and current maturities of capital leases	2,916	63,461
Deferred revenues	189,579	237,557

Total current liabilities	240,709	344,407

LONG TERM LIABILITIES:
Deferred revenues	8,906	7,981
Deferred income taxes	65,310	65,066
Other long-term liabilities, net of current maturities	7,980	6,740

Total long term liabilities	82,196	79,787

Total liabilities	322,905	424,194

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 09/30/09 were 98,613,136
Shares issued at 06/30/09 were 98,020,796	986	980
Additional paid-in capital	309,488	298,378
Retained earnings	655,865	636,733
Less treasury stock at cost
14,406,635 shares at 09/30/09, 14,406,635 shares at 06/30/09	(309,585)	(309,585)

Total stockholders' equity	656,754	626,506

Total liabilities and stockholders' equity	$979,659	$1,050,700

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,

	2009	2008

REVENUE
License	$11,402	$13,294
Support and service	155,926	151,947
Hardware	15,003	17,857

Total	182,331	183,098

COST OF SALES
Cost of license	1,120	1,089
Cost of support and service	95,810	96,132
Cost of hardware	11,010	13,348

Total	107,940	110,569

GROSS PROFIT	74,391	72,529

OPERATING EXPENSES
Selling and marketing	12,125	13,932
Research and development	10,148	11,546
General and administrative	10,181	11,459

Total	32,454	36,937

OPERATING INCOME	41,937	35,592

INTEREST INCOME (EXPENSE)
Interest income	41	563
Interest expense	(90)	(427)

Total	(49)	136

INCOME BEFORE INCOME TAXES	41,888	35,728

PROVISION FOR INCOME TAXES	15,614	13,219

NET INCOME	$26,274	$22,509

Diluted net income per share	$0.31	$0.26
Diluted weighted average shares outstanding	84,823	86,622

Basic net income per share	$0.31	$0.26
Basic weighted average shares outstanding	83,870	85,744

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$26,274	$22,509

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	8,967	9,841
Amortization	6,862	5,986
Deferred income taxes	244	1,183
Expense for stock-based compensation	640	392
Loss on disposal of property and equipment	139	-
Other, net	-	(4)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	70,878	87,989
Prepaid expenses, prepaid cost of product, and other	(7,958)	(10,485)
Accounts payable	964	151
Accrued expenses	(3,744)	(8,069)
Income taxes	9,444	(14,946)
Deferred revenues	(47,053)	(35,395)

Net cash from operating activities	65,657	59,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	-	(3,012)
Capital expenditures	(11,977)	(4,241)
Proceeds from sale of property and equipment	25	7
Computer software developed	(5,347)	(6,033)
Proceeds from investments	1,000	1,000
Purchase of investments	(1,000)	(996)
Other, net	-	12

Net cash from investing activities	(17,299)	(13,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	1,621	10,037
Repayments under lines of credit	(62,166)	(60,076)
Purchase of treasury stock	-	(31,328)
Dividends paid	(7,143)	(6,388)
Excess tax benefits from stock-based compensation	192	242
Proceeds from issuance of common stock upon exercise of
stock options	10,043	950
Minimum tax withholding payments related to option
exercises	(1,622)	(538)
Proceeds from sale of common stock, net	484	482

Net cash from financing activities	(58,591)	(86,619)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(10,233)	$(40,730)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$118,251	$65,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,018	$24,835

Net cash paid for income taxes was $5,746 and $27,297 for the three months ended September 30, 2009 and 2008, respectively. The Company paid interest of $135 and $585 for the three months ended September 30, 2009 and 2008, respectively. Capital expenditures exclude property and equipment additions totaling $694 and $781 that were in accrued liabilities or were acquired via capital lease during the three months ended September 30, 2009 and 2008, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended September 30, 2009 and 2008, there was $640 and $392, respectively, in compensation expense from equity-based awards.

Changes in stock options outstanding and exercisable are as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2009	3,760	$17.75
Granted	-	-
Forfeited	-	-
Exercised	(631)	16.44

Outstanding September 30, 2009	3,129	$18.01	$19,193

Exercisable September 30, 2009	3,107	$17.98	$19,133

As of September 30, 2009, there was $61 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.75 years. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2009 was 2.31 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of September 30, 2009, as well as activity for the three months then ended:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2009	267	$21.66
Granted	127	22.68
Vested	(19)	22.36
Forfeited	-	-

Non-vested shares at September 30, 2009	375	$21.97

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected dividends to be declared during the restriction period.

At September 30, 2009, there was $5,973 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.83 years.

INCOME TAXES

At September 30, 2009, the Company had $6,561 of gross unrecognized tax benefits, $5,531 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, we had accrued interest and penalties of $811 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for June 30, 2006 and all subsequent fiscal years still remain subject to examination as of September 30, 2009 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations of up to $932 could reduce the unrecognized tax benefits balance within twelve months of September 30, 2009.

COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2009 and 2008 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2009 and September 30, 2009, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2009 is $309,585.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2009. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2009.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations and its cash flows for the three-month periods ended September 30, 2009 and 2008.

The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.      ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2009.

DEBT

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at September 30, 2009). The credit line expires March 7, 2010 and is secured by $1,000 of investments. At September 30, 2009, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at September 30, 2009).  The credit line matures on April 29, 2010. At September 30, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009, the revolving bank credit facility balance was $60,000. At September 30, 2009, there was no balance outstanding. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2009, the Company was in compliance with all covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,907, less accumulated depreciation of $1,235. At September 30, 2009, $2,916 was outstanding, all of which will be maturing within the next twelve months.

COMMITMENTS AND CONTINGENCIES

For fiscal 2010, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager's bonus is contingent upon meeting individualized business unit objectives established by the executive officer to whom the general manager reports.

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

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement on Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations," which replaces SFAS No. 141 and has since been incorporated in to the Accounting Standards Codification ("ASC") as ASC 805-10. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity, and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009, which is now incorporated in ASC 805-20. ASC 805-20 eliminates the requirement under FAS 141(R) to record assets or liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed "more-likely-than-not" that an asset or liability would result. Under ASC 805-20, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. ASC 805-10 was effective for the Company on July 1, 2009. ASC 805-10 will have an impact on the Company's accounting for business combinations on a prospective basis; however, the future materiality of that impact cannot be determined at this time.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets", which is now incorporated into ASC 350-30. This position amends Codification Topic 350 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. ASC 350-30 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity's intent and/or ability to renew or extend the arrangement. ASC 350-30 is effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP 142-3 did not have a material impact on the Company's financial statements upon adoption; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162," which is now incorporated as ASC 105-10 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 was effective for the Company as of the beginning of fiscal 2010, but it did not have a material impact on the Company's financial statements.

NOTE 4.      EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended
	September 30,

	2009	2008

Net Income	$26,274	$22,509
Common share information:
Weighted average shares outstanding for basic EPS	83,870	85,744
Dilutive effect of stock options and restricted stock	953	878

Shares for diluted EPS	84,823	86,622

Basic Earnings per Share	$0.31	$0.26

Diluted Earnings per Share	$0.31	$0.26

Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2009 and 2008. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 670 and 1,058 shares for the three-month periods ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$8,540	$2,862	$11,402	$10,284	$3,010	$13,294
Support and service	130,990	24,936	155,926	126,325	25,622	151,947
Hardware	10,896	4,107	15,003	13,313	4,544	17,857

Total	150,426	31,905	182,331	149,922	33,176	183,098

COST OF SALES
Cost of license	932	188	1,120	896	193	1,089
Cost of support and service	79,450	16,360	95,810	79,976	16,156	96,132
Cost of hardware	7,990	3,020	11,010	9,847	3,501	13,348

Total	88,372	19,568	107,940	90,719	19,850	110,569

GROSS PROFIT	$62,054	$12,337	$74,391	$59,203	$13,326	$72,529

	September 30,	June 30,

	2009	2009

Property and equipment, net
Bank systems and services	$212,433	$208,488
Credit Union systems and services	28,978	29,290

Total	$241,411	$237,778

Identified intangible assets, net
Bank systems and services	$383,217	$389,252
Credit Union systems and services	49,703	45,276

Total	$432,920	$434,528

NOTE 6.      SUBSEQUENT EVENTS

In accordance with generally accepted accounting principles, the Company has evaluated any significant events occurring from the date of these financial statements through November 6, 2009 the date they were issued. The effects of any such events upon conditions existing as of the balance sheet date have been reflected within the financial statements to the extent the effects were material. Any significant events occurring after the balance sheet date that do not relate to conditions existing as of that date are disclosed below.

On August 17, 2009, the Company announced that it had entered into a definitive agreement to acquire Goldleaf Financial Solutions, Inc. ("Goldleaf"), a provider of integrated technology-based solutions designed to improve the performance of financial institutions. The transaction was completed on October 1, 2009. Goldleaf's shareholders received $0.98 per share in cash in exchange for their shares, which resulted in a total cash outlay of $19,085 for those shares. In addition, the Company retired certain of Goldleaf's outstanding debt and accrued interest obligations and made other payments at closing totaling approximately $48,000 at closing.

On October 29, 2009, the Company announced the acquisition of PEMCO Technology Services, Inc., one of the nation's leading providers of payment processing solutions primarily for the credit union industry, for a net cash outlay of $60,000.

All amounts paid for these acquisitions were funded with operating cash and borrowings against available lines of credit.

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

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2009 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2009, to the prior year three-month period ended September 30, 2008.

REVENUE

License Revenue	Three Months Ended		%
	September 30,		Change

	2009	2008

License	$11,402	$13,294	-14%
Percentage of total revenue	6%	7%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The reduction in license revenue for the quarter compared to the same quarter a year ago is mainly attributable to a decrease in sales of our complementary product offerings, which offset revenue growth for our core software products collectively. The complementary products with the largest decreases include PROFITstar® ALM/Budgeting, our asset/liability management and budgeting system, Yellow Hammer Fraud Detective™, our fraud detection/prevention solution, and Synergy Enterprise Content Management solution, all of which had significant revenue growth during last year's first quarter.

Another factor contributing to the decrease in license revenue is the continuing shift in demand from banks and credit unions from in-house delivery to our outsourcing services, which do not require software license agreements.

Support and Service Revenue	Three Months Ended		%
	September 30,		Change

	2009	2008

Support and service	$155,926	$151,947	+3%
Percentage of total revenue	86%	83%

Quarter Over Quarter Change	$ Change	% Change

In-House Support & Other Services	$228	+<1%
EFT Support	2,551	+7%
Outsourcing Services	2,315	+7%
Implementation Services	(1,115)	-8%

Total Increase	$3,979

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was growth in most of the support and service revenue components for the quarter ended September 30, 2009. In-house support and other services remained fairly even in comparison to prior year as gains in in-house support revenues were mostly offset by decreases in other services revenue, such as work orders and consulting. EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and transaction processing services, experienced the largest dollar growth as we have seen strong growth in our bill pay and enterprise payment solutions. Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to continue to benefit Outsourcing services revenue. The decrease in implementation services revenue is directly related to fewer convert/merge implementations for our bank customers due to the slowdown in the merger and acquisition activity in the current market environment.

Hardware Revenue	Three Months Ended		%
	September 30,		Change

	2009	2008

Hardware	$15,003	$17,857	-16%
Percentage of total revenue	8%	10%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. Hardware revenue has been generally commensurate with the decrease in license revenue and has also been negatively impacted by the increase in outsourcing contracts, which typically do not include hardware.

BACKLOG

Our backlog increased 9% at September 30, 2009 to $291,200 ($61,800 in-house and $229,400 outsourcing) from $266,200 ($65,100 in-house and $201,100 outsourcing) at September 30, 2008.

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

Cost of Sales and Gross Profit	Three Months Ended		%
	September 30,		Change

	2009	2008

Cost of License	$1,120	$1,089	+3%
Percentage of total revenue	1%	1%

License Gross Profit	$10,282	$12,205	-16%
Gross Profit Margin	90%	92%

Cost of support and service	$95,810	$96,132	-<1%
Percentage of total revenue	53%	53%

Support and Service Gross Profit	$60,116	$55,815	+8%
Gross Profit Margin	39%	37%

Cost of hardware	$11,010	$13,348	-18%
Percentage of total revenue	6%	7%

Hardware Gross Profit	$3,993	$4,509	-11%
Gross Profit Margin	27%	25%

TOTAL COST OF SALES	$107,940	$110,569	-2%
Percentage of total revenue	59%	60%

TOTAL GROSS PROFIT	$74,391	$72,529	+3%
Gross Profit Margin	41%	40%

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

The slight decrease in cost of support and service is attributable to cost control measures undertaken by the Company during the second half of fiscal 2009, which have resulted in lower personnel costs in the current quarter than a year ago. These cost reductions have led to higher overall support and service gross profit margins.

Cost of hardware decreased due to a decrease in hardware sales. Hardware gross profit margins increased slightly over last year's quarter due to changes in sales mix.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended		%
	September 30,		Change

	2009	2008

Selling and marketing	$12,125	$13,932	-13%
Percentage of total revenue	7%	8%

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

For the three months ended September 30, 2009, selling and marketing expenses decreased mainly due to decreasing personnel costs, including commission expenses. Selling and marketing expense decreased as a percentage of sales to 7% compared to the first quarter of last fiscal year at 8%.

Research and Development	Three Months Ended		%
	September 30,		Change

	2009	2008

Research and development	$10,148	$11,546	-12%
Percentage of total revenue	6%	6%

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

Research and development expenses decreased 12% over last year's first quarter primarily due to a decrease in the use of consultants and independent contractors compared to the same period a year ago and an increase in the capitalization of expenditures to on-going software development projects; however, they remained at 6% of total revenue for each period.

General and Administrative	Three Months Ended		%
	September 30,		Change

	2009	2008

General and administrative	$10,181	$11,459	-11%
Percentage of total revenue	6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense decreased for the quarter as cost control measures have resulted in lower personnel costs and reduced travel and other operating expenses. In addition, expenses related to our credit union user group meeting were down significantly due to the virtualization of that conference. Overall, our travel-related expenses were down $1,049 from last year's first quarter primarily as a result of these changes. General and administrative expenses remained at 6% of total revenue for both periods.

INTEREST INCOME (EXPENSE) - Interest income for the three months ended September 30, 2009 reflects a decrease of $522 when compared to the same period last year. Interest income decreased due to lower yields on invested balances. Interest expense decreased $337, due to fluctuations in the average outstanding balance and interest rates on the revolving bank credit facility, which as of September 30, 2009 had no balance, compared to a balance of $20,000 as of September 30, 2008.

PROVISION FOR INCOME TAXES - The provision for income taxes was $15,614 for the three months ended September 30, 2009 compared with $13,219 for the same period last year.  As of the end of the current quarter, the rate of income taxes is estimated at 37.3% of income before income taxes compared to 37.0% as reported for the same quarter in fiscal 2009. The prior year rate does not include any impact of the Research and Experimentation Credit ("R&E Credit") since it had expired as of the end of the second quarter of fiscal 2008, but it has been included in the current year's first quarter provision. The R&E Credit is scheduled to expire on December 31, 2009, and accordingly, we are required under generally accepted accounting principles to allocate the credits generated prior to its expiration over the entire fiscal year.

NET INCOME - Net Income increased 17% for the three months ended September 30, 2009. For the first quarter of fiscal 2010, it was $26,274 or $0.31 per diluted share compared to $22,509, or $0.26 per diluted share in the same period last year.

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

Bank Systems and Services
	Three Months Ended		Percent
	September 30,		Change

	2009	2008

Revenue	$150,426	$149,922	0%
Gross Profit	$62,054	$59,203	5%

Gross Profit Margin	41%	39%

Revenue in bank systems and services remained even as 4% growth in Support and service revenue was offset by decreases in both license and hardware revenue compared to the same period a year ago. Gross profit margin increased slightly compared to the first quarter of fiscal 2009 primarily due to cost control measures undertaken by management during the second half of fiscal 2009, which decreased personnel costs and led to a slight decrease in cost of Support and service despite the growth in revenue.
Credit Union Systems and Services
	Three Months Ended		Percent
	September 30,		Change

	2009	2008

Revenue	$31,906	$33,176	-4%
Gross Profit	$12,337	$13,326	-7%

Gross Profit Margin	39%	40%

Revenue in the credit union system and services segment experienced decreases in all components of revenue as current economic conditions have caused many of our credit union customers to delay discretionary expenditures. License revenue was down 5% overall from last year, as both core and complementary sales were down. Within the Support and service revenue line, Data center revenue was up 5% over last year, but was offset by lower consulting and work order revenue than in the previous year. Hardware revenue decreased due to sales mix and the amount of hardware shipped during the quarter. Credit union gross profit decreased 7% from the prior year, and gross profit margin dropped to 39% for the current quarter from 40% last year.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $108,018 at September 30, 2009, from $118,251 at June 30, 2009, but increased from $24,835 at September 30, 2008. The decrease in the cash balance from June 30, 2009 is primarily due to the repayment of short term obligations.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Three months ended September 30,

	2009	2008

Net income	$26,274	$22,509
Non-cash expenses	16,852	17,398
Change in receivables	70,878	87,989
Change in deferred revenue	(47,053)	(35,395)
Change in other assets and liabilities	(1,294)	(33,349)

	$65,657	$59,152

During the first quarter of fiscal 2010, as is the case during the first quarter of each fiscal year, the Company's cash flow from operations benefited from the collection of receivables related to our annual maintenance billings which are issued during the fourth quarter each year. In the current quarter, those inflows were partially offset by cash outflows related to an increase in prepaid expenses and a decrease in accrued expenses.

Cash used in investing activities for the current quarter totaled $17,299. The largest use of cash was capital expenditure for facilities and equipment, including the on-going construction of our new Springfield, Missouri facility, totaling $11,977. Other major uses of cash included $5,347 for the development of software. In the first quarter of fiscal 2009, cash used in investing activities totaled $13,263. The largest use of cash was for software development projects totaling $6,033. Other major uses of cash included $4,241 of capital expenditures for facilities and equipment and $3,012 in acquisition-related payments.

Financing activities used cash of $58,591 during the current quarter. There were net cash outflows to repay short-term borrowings on our lines of credit of $60,545 and $7,143 was used to fund dividends paid to stockholders. Cash used was partially offset by $9,097 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock (through the employee stock purchase plan). In the first quarter of last year, financing activities used cash of $86,619. There were net cash outflows to repay short-term borrowings on our lines of credit of $50,039; $31,328 was used to purchase treasury stock, and $6,388 was used to fund dividends paid to stockholders. Cash used was partially offset by $1,136 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock.

Beginning during fiscal 2008, U.S. financial markets and many of the largest U.S. financial institutions have been shaken by negative developments in the home mortgage industry and the mortgage markets, and particularly the markets for subprime mortgage-backed securities. Since that time, these and other such developments have resulted in a broad, global economic downturn. While we, as is the case with most companies, have experienced the effects of this downturn, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity will be minimized by cash generated by recurring sources of revenue and due to our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $11,977 and $4,241 for the three-month periods ended September 30, 2009 and 2008, respectively, were made primarily for additional equipment, the on-going construction of a new facility in Springfield, Missouri and the improvement of other existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $65,000 for fiscal year 2010.

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at September 30, 2009). The credit line expires March 7, 2010 and is secured by $1,000 of investments. At September 30, 2009, no amount was outstanding.

The Company renewed an unsecured bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at September 30, 2009).  The credit line matures on April 29, 2010. At September 30, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009, the revolving bank credit facility balance was $60,000. At September 30, 2009, there was no balance outstanding. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2009, the Company was in compliance with all covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $6,907, less accumulated depreciation of $1,235. At September 30, 2009, $2,916 was outstanding, all of which will be maturing within the next twelve months.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2009 and September 30, 2009, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2009 is $309,585.

Subsequent to September 30, 2009, the Company acquired the outstanding stock of Goldleaf Financial Solutions, Inc. and, at closing, eliminated several of that entity's debt obligations. In addition, the Company also acquired PEMCO Technology Services, Inc. The Company's combined net cash outlay at closing for these acquisitions totaled over $127,000. These amounts were funded through available operating cash and borrowings of $60,000 on existing lines of credit.

Critical Accounting Policies

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" - contained in our annual report on Form 10-K for the year ended June 30, 2009.

Forward Looking Statements

The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid, with increased gross profit and net income for the three months ended September 30, 2009, compared to the same period a year ago. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise when the economic rebound occurs.

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
ITEM 6.	EXHIBITS

10.39	Revised form of Restricted Stock Agreement (executives).

31.1	Certification of the Chief Executive Officer dated November 6, 2009.

31.2	Certification of the Chief Financial Officer dated November 6, 2009.

32.1	Written Statement of the Chief Executive Officer dated November 6, 2009.

32.2	Written Statement of the Chief Financial Officer dated November 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: November 6, 2009	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: November 6, 2009	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer