Form 10-Q
period 2009-12-31
HENRY JACK & ASSOCIATES INC
filed 2010-02-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 2, 2010, Registrant has 84,500,457 shares of common stock outstanding ($0.01 par value)

JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2009 and June 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2009 and 2008 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4	Controls and Procedures	20

PART II	OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders	20

ITEM 6	Exhibits	21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
Unaudited)

	December 31, 2009	June 30, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,943	$118,251
Investments, at amortized cost	1,000	1,000
Receivables	117,954	192,733
Income tax receivable	4,125	2,692
Prepaid expenses and other	31,788	24,371
Prepaid cost of product	22,900	19,717
Deferred income taxes	882	882

Total current assets	203,592	359,646

PROPERTY AND EQUIPMENT, net	250,255	237,778

OTHER ASSETS:
Prepaid cost of product	8,244	6,793
Computer software, net of amortization	97,138	82,679
Other non-current assets	14,839	11,955
Customer relationships, net of amortization	112,042	55,450
Trade names	5,922	3,999
Goodwill	344,922	292,400

Total other assets	583,107	453,276

Total assets	$1,036,954	$1,050,700

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,729	$8,206
Accrued expenses	36,840	34,018
Accrued income taxes	1,146	1,165
Note payable and current maturities of capital leases	61,732	63,461
Deferred revenues	155,622	237,557

Total current liabilities	267,069	344,407

LONG TERM LIABILITIES:
Deferred revenues	9,616	7,981
Deferred income taxes	64,481	65,066
Other long-term liabilities, net of current maturities	10,977	6,740

Total long term liabilities	85,074	79,787

Total liabilities	352,143	424,194

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 12/31/09 were 98,860,059
Shares issued at 06/30/09 were 98,020,796	989	980
Additional paid-in capital	314,737	298,378
Retained earnings	678,670	636,733
Less treasury stock at cost
14,406,635 shares at 12/31/09, 14,406,635 shares at 06/30/09	(309,585)	(309,585)

Total stockholders' equity	684,811	626,506

Total liabilities and stockholders' equity	$1,036,954	$1,050,700

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2009	2008	2009	2008

REVENUE
License	$12,013	$14,860	$23,415	$28,154
Support and service	184,143	155,053	340,069	307,000
Hardware	14,705	20,291	29,708	38,148

Total	210,861	190,204	393,192	373,302

COST OF SALES
Cost of license	1,091	2,052	2,211	3,141
Cost of support and service	110,026	96,502	205,836	192,634
Cost of hardware	10,664	14,277	21,674	27,625

Total	121,781	112,831	229,721	223,400

GROSS PROFIT	89,080	77,373	163,471	149,902

OPERATING EXPENSES
Selling and marketing	14,866	13,845	26,991	27,777
Research and development	12,339	10,191	22,487	21,737
General and administrative	14,512	11,725	24,693	23,184

Total	41,717	35,761	74,171	72,698

OPERATING INCOME	47,363	41,612	89,300	77,204

INTEREST INCOME (EXPENSE)
Interest income	4	146	45	709
Interest expense	(143)	(524)	(233)	(951)

Total	(139)	(378)	(188)	(242)

INCOME BEFORE INCOME TAXES	47,224	41,234	89,112	76,962

PROVISION FOR INCOME TAXES	17,247	13,249	32,861	26,468

NET INCOME	$29,977	$27,985	$56,251	$50,494

Diluted net income per share	$0.35	$0.33	$0.66	$0.59
Diluted weighted average shares outstanding	85,224	84,958	85,023	85,790

Basic net income per share	$0.36	$0.33	$0.67	$0.59
Basic weighted average shares outstanding	84,341	84,314	84,106	85,029

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$56,251	$50,494

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	18,390	19,587
Amortization	15,265	12,361
Deferred income taxes	458	1,619
Loss on disposal of property and equipment	145	44
Expense on stock-based compensation	1,496	982
Other, net	-	(6)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	87,554	91,281
Prepaid expenses, prepaid cost of product, and other	(6,790)	(6,528)
Accounts payable	(867)	2,386
Accrued expenses	(5,874)	(9,294)
Income taxes	2,568	(11,222)
Deferred revenues	(92,740)	(75,996)

Net cash from operating activities	75,856	75,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(125,864)	(3,012)
Capital expenditures	(25,881)	(14,051)
Computer software developed	(12,909)	(12,910)
Proceeds from sale of property and equipment	25	9
Proceeds from investments	2,000	1,000
Purchase of investments	(2,000)	(996)

Net cash from investing activities	(164,629)	(29,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	61,621	58,174
Repayments under lines of credit	(64,814)	(67,757)
Purchase of treasury stock	-	(50,237)
Dividends paid	(14,313)	(12,688)
Excess tax benefits from stock-based compensation	356	272
Proceeds from issuance of common stock upon exercise of
stock options	13,982	1,219
Minimum tax withholding payments related to option exercises	(2,254)	(594)
Proceeds from sale of common stock, net	887	900

Net cash from financing activities	(4,535)	(70,711)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(93,308)	$(24,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$118,251	$65,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,943	$40,602

Net cash paid for income taxes was $29,661 and $36,580 for the six months ended December 31, 2009 and 2008, respectively. The Company paid interest of $218 and $914 for the six months ended December 31, 2009 and 2008, respectively. Capital expenditures exclude property and equipment additions totaling $591 and $7,389 acquired via capital lease or that were in accrued liabilities during the six months ended December 31, 2009 and 2008, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended December 31, 2009 and 2008, there was $856 and $590, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2010 and 2009 includes $1,496 and $982 of equity-based compensation costs, respectively.

Changes in stock options outstanding and exercisable are as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2009	3,760	$17.75
Granted	50	23.65
Forfeited	(5)	27.94
Exercised	(858)	16.24

Outstanding December 31, 2009	2,947	$18.27	$16,670

Exercisable December 31, 2009	2,875	$18.14	$16,613

For the six months ended December 31, 2009 and 2008, the weighted average fair value of options granted was $8.90 and $7.87, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the second quarter.

The assumptions used in this model to estimate fair value and resulting values are as follows:
	Six Months Ended
	December 31,

	2009	2008

Weighted Average Assumptions:
Expected life (years)	6.67	3.72
Volatility	33%	30%
Risk free interest rate	3.0%	1.4%
Dividend yield	1.52%	1.72%

As of December 31, 2009, there was $375 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.52 years. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2009 was 2.18 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of December 31, 2009, as well as activity for the six months then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2009	267	$21.66
Granted	134	22.67
Vested	(19)	22.36
Forfeited	-	-

Non-vested shares at December 31, 2009	382	$21.98

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At December 31, 2009, there was $5,487 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.58 years.

INCOME TAXES

At December 31, 2009, the Company had $7,145 of gross unrecognized tax benefits, $5,434 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, we had accrued interest and penalties of $931 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for June 30, 2006 and all subsequent fiscal years still remain open to examination as of December 31, 2009 under statute of limitations rules. Further, we were notified during the current quarter that the Internal Revenue Service intends to audit the Company's June 30, 2008 federal income tax return. We anticipate potential changes of up to $932 could reduce the unrecognized tax benefits balance within twelve months of December 31, 2009.

COMPREHENSIVE INCOME

Comprehensive income for the three and six-month periods ended December 31, 2009 and 2008 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2009, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2009 is $309,585.

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K ("Form 10-K") for the year ended June 30, 2009. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the year ended June 30, 2009.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2009, and the results of its operations for the three and six-month periods ended December 31, 2009 and 2008 and its cash flows for the six-month periods ended December 31, 2009 and 2008.

The results of operations for the three and six-month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.      ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and six months ended December 31, 2009.

ACQUISITIONS

Goldleaf Financial Solutions, Inc.

On October 1, 2009, the Company acquired all of the issued and outstanding shares of Goldleaf Financial Solutions, Inc. ("GFSI"), a provider of integrated technology and payment processing solutions to financial institutions of all sizes. According to the terms of the merger agreement, each share of GFSI stock issued and outstanding was converted into the right to receive $0.98 in cash, for a total cash outlay of $19,085. The acquisition of GFSI is expected to broaden the Company's market presence, strengthen our competitive position by diversifying our product and service offerings and allowing the combined organization to realize significant cost synergies. In addition to the cash paid to acquire the outstanding shares of GFSI, the Company also paid $48,532 in cash at closing to settle various outstanding obligations of GFSI, resulting in a total cash outlay of $67,617. This cash outlay was funded using existing operating cash.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 1, 2009 are set forth below:
Current assets (inclusive of cash acquired of $1,319)	$12,952
Long-term assets	6,410
Identifiable intangible assets	40,511
Total liabilities assumed	(25,405)

Total identifiable net assets	34,468
Goodwill	33,149

Net assets acquired	$67,617

The amounts shown above may change in the near term as management continues to assess the income tax implications of this acquisition and to finalize the assessment of the fair value of the acquired intangible assets and deferred revenue.

The goodwill of $33,149 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of GFSI, along with the value of GFSI's assembled workforce. All of the goodwill was assigned to the Banking Systems and Services segment. None of this goodwill is expected to be deductible for income tax purposes.

The fair value of current assets acquired includes trade accounts receivable with a fair value of $8,089. The gross amount receivable is $8,769, of which $680 is expected to be uncollectible. In addition, the Company acquired an investment in direct financing leases, which includes lease payments receivable of $4,210, all of which is assumed to be collectible.

During the six-months ended December 31, 2009, the Company incurred $1,673 in costs related to the acquisition of GFSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of GFSI's operations included in the Company's consolidated statement of operations from the acquisition date to December 31, 2009 includes revenue of $14,908 and after tax net income of $588.

PEMCO Technology Services, Inc.

On October 29, 2009, the Company acquired all of the issued and outstanding shares of PEMCO Technology Services, Inc. ("PTSI"), a leading provider of payment processing solutions primarily for the credit union industry, for $61,841 paid in cash. The cash used for this acquisition was funded using borrowings against available lines of credit.

The acquisition of PTSI is expected to broaden the Company's product offerings within its electronic payments business as well as expand our presence in the credit union market beyond or core client base.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 29, 2009 are set forth below:
Current assets (inclusive of cash acquired of $2,275)	$9,448
Long-term assets	1,222
Identifiable intangible assets	34,912
Total liabilities assumed	(3,572)

Total identifiable net assets	42,010
Goodwill	19,831

Net assets acquired	$61,841

The amounts shown above may change in the near term as management continues to assess the value of acquired intangible assets.

The goodwill of $19,831 arising from this acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of PTSI, along with the value of PTSI's assembled workforce. All of the goodwill from this acquisition was assigned to the Credit Union Systems and Services segment. The Company and the former shareholder of PTSI jointly made an Internal Revenue Code Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize goodwill for tax purposes.

The fair value of current assets acquired includes accounts receivable of $4,686, all of which is deemed collectible.

During the six-months ended December 31, 2009, the Company incurred $125 in costs related to the acquisition of PTSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of PTSI's operations included in the Company's consolidated statement of operations from the acquisition date to December 31, 2009 includes revenue of $8,447 and after tax net income of $684.

The accompanying consolidated statements of income for the three and six-month periods ended December 31, 2009 and 2008 do not include any revenues or expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2009	2008	2009	2008

Revenue	$214,005	$220,453	$423,011	$436,081

Gross profit	90,953	88,994	177,514	173,441

Net Income	$29,848	$29,040	$55,646	$53,621

Earnings per share - diluted	$0.35	$0.34	$0.65	$0.63
Diluted Shares	85,224	84,958	85,023	85,790

Earnings per share - basic	$0.35	$0.34	$0.66	$0.63
Basic Shares	84,341	84,314	84,106	85,029

DEBT

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at December 31, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. At December 31, 2009, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at December 31, 2009). The credit line matures on April 29, 2010. At December 31, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009 and at December 31, 2009, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 0.65%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2009, the Company was in compliance with all such covenants.

As part of the leasing business acquired with the GFSI acquisition, the Company assumed various non-recourse notes payable. These non-recourse notes payable were used to acquire the equipment leased to customers under direct financing leases. In the event of a lease default, the Company is not obligated to continue to pay the balance associated with that particular lease. At December 31, 2009, the balance of these non-recourse notes totaled $2,958, $1,017 of which was included in current maturities. These obligations bear interest at rates ranging from 9% to 11%.

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

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS No. 141 and has since been incorporated into the Accounting Standards Codification ("ASC") as ASC 805-10. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009, which is now incorporated in ASC 805-20. ASC 805-20 eliminates the requirement under FAS 141(R) to record assets and liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed "more-likely-than-not" that an asset or liability would result. Under ASC 805-20, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. ASC 805-10 was effective for the Company on July 1, 2009. The adoption of ASC 805-10 did not have a material impact on the Company's financial statements.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets," which is now incorporated into ASC 350-30. This position amends ASC 350 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. ASC 350-30 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity's intent and/or ability to renew or extend the agreement. ASC 350-30 is effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP142-3 did not have a material impact on the Company's financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162," which is now incorporated as ASC 105-10 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). ASC 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 was effective for the Company as of the beginning of fiscal 2010, but it did not have a material impact on the Company's financial statements.

NOTE 4.      EARNINGS PER SHARE
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2009	2008	2009	2008

Net Income	$29,977	$27,985	$56,251	$50,494
Common share information:
Weighted average shares outstanding for basic EPS	84,341	84,314	84,106	85,029
Dilutive effect of stock options and restricted stock	883	644	917	761

Shares for diluted EPS	85,224	84,958	85,023	85,790

Basic Earnings per Share	$0.36	$0.33	$0.67	$0.59

Diluted Earnings per Share	$0.35	$0.33	$0.66	$0.59

Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2009 and 2008. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 601 and 1,379 shares and 638 and 1,152 shares for the three and six-month periods ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$8,838	$3,175	$12,013	$9,946	$4,914	$14,860
Support and service	150,427	33,716	184,143	129,598	25,455	155,053
Hardware	11,752	2,953	14,705	16,475	3,816	20,291

Total	171,017	39,844	210,861	156,019	34,185	190,204

COST OF SALES
Cost of license	856	235	1,091	1,817	235	2,052
Cost of support and service	87,851	22,175	110,026	79,946	16,556	96,502
Cost of hardware	8,430	2,234	10,664	11,527	2,750	14,277

Total	97,137	24,644	121,781	93,290	19,541	112,831

GROSS PROFIT	$73,880	$15,200	$89,080	$62,729	$14,644	$77,373

	Six Months Ended			Six Months Ended
	December 31, 2009			December 31, 2008

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$17,378	$6,037	$23,415	$20,229	$7,925	$28,154
Support and service	281,417	58,652	340,069	255,924	51,076	307,000
Hardware	22,648	7,060	29,708	29,787	8,361	38,148

Total	321,443	71,749	393,192	305,940	67,362	373,302

COST OF SALES
Cost of license	1,788	423	2,211	2,712	429	3,141
Cost of support and service	167,301	38,535	205,836	159,921	32,713	192,634
Cost of hardware	16,420	5,254	21,674	21,374	6,251	27,625

Total	185,509	44,212	229,721	184,007	39,393	223,400

GROSS PROFIT	$135,934	$27,537	$163,471	$121,933	$27,969	$149,902

	December 31,	June 30,

	2009	2009

Property and equipment, net
Bank systems and services	$220,261	$208,488
Credit Union systems and services	29,994	29,290

Total	$250,255	$237,778

Intangible assets, net
Bank systems and services	$455,644	$389,252
Credit Union systems and services	104,380	45,276

Total	$560,024	$434,528

NOTE 6.     SUBSEQUENT EVENTS

In accordance with generally accepted accounting principles, the Company has evaluated any significant events occurring from the date of these financial statements through February 8, 2010, the date they were issued. The effects of any such events upon conditions existing as of the balance sheet date have been reflected within the financial statements to the extent the effects were material. Any significant events occurring after the balance sheet date that do not relate to conditions existing as of that date are disclosed below.

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

The US financial crisis is a primary concern at this time as it threatens our customers and our industry. The profits of many financial institutions have decreased and this may result in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and encouraging sales pipeline in specific areas. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these uncertain times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound occurs. Our cautious optimism has been expressed through our acquisitions of GFSI and PTSI in the last quarter. These are the two largest acquisitions in our Company's history and present us with opportunities to extend our customer base and produce returns for our stockholders.

A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2009 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2009, to the prior year three and six-month periods ended December 31, 2008.

REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

License	$12,013	$14,860	-19%	$23,415	$28,154	-17%
Percentage of total revenue	6%	8%		6%	8%

License revenue represents the delivery of application software systems licensed to the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

There was a decrease in license revenue during the current quarter and year-to-date compared to the prior year for most of our software products, particularly within our complementary software solutions. As a result of the current economic downturn, we have seen some of our customers postpone making capital investments in technology, including software. We have found that this has been particularly true for our complementary software products that are discretionary in nature. We also continue to experience a trend in customer preference in our financial institution markets away from in-house licensing of our software products to outsourced delivery of the same data processing solutions, which are recorded in our Support and Service Revenue. In total, complementary product license revenue is down $6,137 for the current year compared to the first half of last year. This decrease in complementary product revenue more than overcame the increase to revenue created by the acquisition of GFSI, which added $1,698 in the current quarter. Core software revenue is up $1,398 year-to-date, compared to the same period a year ago.

Support and Service Revenue
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Support and service	$184,143	$155,053	19%	$340,069	$307,000	11%
Percentage of total revenue	87%	81%		86%	82%

	Qtr over Qtr Change		Year over Year Change

	$ Change	% Increase	$ Change	% Increase
In-house support & other services	$4,836	+7%	$5,064	+4%
EFT support	18,511	+51%	21,063	+29%
Outsourcing services	3,796	+11%	6,111	+9%
Implementation services	1,947	+13%	832	+3%

Total Increase	$29,090		$33,070

Support and service fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was growth in all support and service revenue components for the second quarter and the first half of fiscal 2010.

In-house support and other services increased due to the acquisition of GFSI, which added revenue of $5,215 in the current quarter. Organic in-house support and other services revenue was down slightly for the quarter and year-to-date due to decreases in revenue from special consulting projects and from our annual credit union user group meeting.

EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage growth. Most of the revenue growth in EFT is attributable to the acquisition of GFSI and PTSI. Combined, the acquisitions added $14,659 to this line during the current quarter. However, organic revenue growth within EFT support continues to be strong with increases of 11% for the current quarter and 9% year-to-date over the same periods a year ago.

Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to continue to benefit Outsourcing services revenue for the foreseeable future.

The increase in implementation services revenue is primarily related to the acquisition of GFSI in the quarter just ended, which added $1,376 in implementation revenue.
Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Hardware	$14,705	$20,291	-28%	$29,708	$38,148	-22%
Percentage of total revenue	7%	11%		8%	10%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. Hardware revenue has been generally commensurate with the decreases in license revenue; however, in the current quarter, hardware revenue has not benefited from the effect of the GFSI acquisition to the same degree as license revenue. In addition, hardware revenue has been negatively impacted by the increase in outsourcing contracts, which typically do not include hardware.

BACKLOG

Our backlog increased 14% at December 31, 2009 to $316,300 ($76,600 in-house and $239,700 outsourcing) from $277,900 ($61,400 in-house and $216,500 outsourcing) at December 31, 2008. The current quarter backlog increased 9% from September 30, 2009, when backlog was $291,200 ($61,800 in-house and $229,400 outsourcing). The majority of the in-house backlog increase at December 31, 2009 was due to the acquisition of GFSI, which made up $14,200 of the in-house backlog as of that date.

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
Cost of Sales and Gross Profit	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Cost of License	$1,091	$2,052	-47%	$2,211	$3,141	-30%
Percentage of total revenue	1%	1%		1%	1%

License Gross Profit	$10,922	$12,808	-15%	$21,204	$25,013	-15%
Gross Profit Margin	91%	86%		91%	89%

Cost of support and service	$110,026	$96,502	14%	$205,836	$192,634	7%
Percentage of total revenue	52%	51%		52%	52%

Support and Service Gross Profit	$74,117	$58,551	27%	$134,233	$114,366	17%
Gross Profit Margin	40%	38%		39%	37%

Cost of hardware	$10,664	$14,277	-25%	$21,674	$27,625	-22%
Percentage of total revenue	5%	8%		6%	7%

Hardware Gross Profit	$4,041	$6,014	-33%	$8,034	$10,523	-24%
Gross Profit Margin	27%	30%		27%	28%

TOTAL COST OF SALES	$121,781	$112,831	8%	$229,721	$223,400	3%
Percentage of total revenue	58%	59%		58%	60%

TOTAL GROSS PROFIT	$89,080	$77,373	15%	$163,471	$149,902	9%
Gross Profit Margin	42%	41%		42%	40%

Cost of license decreased for the current quarter and the first half of fiscal 2010 due to lower third party reseller agreement software vendor costs. These costs have decreased as a percentage of license revenue during the current year as complementary software sales that have associated third-party vendor costs have decreased. This has led to higher license gross profit margins.

The increase in cost of support and service is generally commensurate with the increase in support and service revenue. Support and service gross profit margin has increased for both the quarter and year-to-date due to cost control measures undertaken by the Company during the second half of fiscal 2009, which have resulted in lower personnel costs than during the prior year.

Cost of hardware decreased due to a decrease in hardware sales. Hardware gross profit margins are lower due to shifts in sales mix.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Selling and marketing	$14,866	$13,845	7%	$26,991	$27,777	-3%
Percentage of total revenue	7%	7%		7%	7%

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

For the three months ended December 31, 2009, selling and marketing expenses increased due to the acquisitions of GFSI and PTSI, which added costs totaling $2,954 in the current quarter. These additional costs were partially offset by decreases in personnel costs throughout the rest of the Company, including commission expenses. Selling and marketing expenses were a constant 7% of total revenue for all periods.
Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Research and development	$12,339	$10,191	21%	$22,487	$21,737	3%
Percentage of total revenue	6%	5%		6%	6%

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

Research and development expenses increased for the quarter due to the acquisitions of GFSI and PTSI. The increase due to these acquisitions was partially offset by an overall decrease in the use of consultants and independent contractors for development projects compared to the same period a year ago.
General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

General and administrative	$14,512	$11,725	24%	$24,693	$23,184	7%
Percentage of total revenue	7%	6%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, employee benefits, plus all administrative costs. General and administrative expenses increased for the second quarter and for the first half of fiscal 2010 due to the acquisitions of GFSI and PTSI, including costs directly related to the acquisition transaction. The total general and administrative expenses added by the acquired companies totaled $2,671 for the quarter.

INTEREST INCOME (EXPENSE) - Interest income decreased $142 and interest expense decreased $381. Interest income decreased $664 during this year's six month period to $45, from $709 in the prior year. Interest expense decreased $718 to $233, compared to $951 for the first half of fiscal 2009. For both periods, the changes in interest income are due to fluctuations in the average outstanding balance and in interest rates on the revolving credit facility.

PROVISION FOR INCOME TAXES - The provision for income taxes was $17,247 and $32,861 for the three and six-month periods ended December 31, 2009 compared with $13,249 and $26,468 for the same periods last year.  For the current quarter, the rate of income taxes was 36.5% of income before income taxes compared to 32.1% as reported for the same period in fiscal 2009. The increase in the effective tax rate is primarily attributable to the renewal of the Research and Experimentation Credit retroactive to January 1, 2008. Passage of this legislation had a significant tax benefit (approximately $2,000) in the second quarter of fiscal 2009 since research credits generated from January 1, 2008 through December 31, 2008 were recognized.

NET INCOME - Net Income increased 7% for the three months ended December 31, 2009. Net Income for the second quarter of fiscal 2010 was $29,977 or $0.35 per diluted share compared to $27,985 or $0.33 per diluted share in the same period last year. Net Income also increased for the six-month period ended December 31, 2009 to $56,251 or $0.66 per diluted share compared to $50,494, also $0.59 per diluted share, for the same six month period last year.

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

Bank Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Revenue	$171,017	$156,019	10%	$321,443	$305,940	5%
Gross Profit	$73,879	$62,729	18%	$135,934	$121,933	11%

Gross Profit Margin	43%	40%		42%	40%

The increase in revenue for the bank systems and services segment is primarily due to the acquisition of GFSI, which added $14,908 of revenue in the current year. Gross profit margin increased from the prior year primarily due to cost control measures, particularly related to personnel costs, undertaken by management during the second half of fiscal 2009.
Credit Union Systems and Services
	Three Months Ended		Percent	Six Months Ended		Percent
	December 31,		Change	December 31,		Change

	2009	2008		2009	2008

Revenue	$39,844	$34,185	17%	$71,749	$67,362	7%
Gross Profit	$15,200	$14,644	4%	$27,537	$27,969	-2%

Gross Profit Margin	38%	43%		38%	42%

Revenue in the credit union systems and services segment had growth in support and service revenue, due to the acquisition of PTSI, which added $8,447 of revenue in the current quarter. This increase in support and services revenue was offset by decreases in license and hardware revenue as current economic conditions and increases in deposit insurance premiums have caused many of our customers to delay discretionary expenditures. License revenue was down 24% year-to-date, as both core and complementary sales were down. Within the Support and service revenue line, both data center revenue and implementation revenue had organic growth in the current year, which supplemented the additional revenue provided by the acquisition of PTSI. Credit union gross profit increased 4% for the quarter, but decreased 2% year to date, and gross margins have slipped from 43% for last year's quarter to 38% this year and from 42% for the prior year to date, to 38% this year. The decrease in gross margin is due primarily to the decrease in license revenue as a percentage of total credit union revenue.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $24,943 at December 31, 2009 from $118,251 million at June 30, 2009 and from $40,602 at December 31, 2008. The decrease in the cash balance from June 30, 2009 is primarily due to the acquisitions of GFSI and PTSI.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Six months ended December 31,

	2009	2008

Net income	$56,251	$50,494
Non-cash expenses	35,754	34,587
Change in receivables	87,554	91,281
Change in deferred revenue	(92,740)	(75,996)
Change in other assets and liabilities	(10,963)	(24,658)

Net cash provided by operating activities	$75,856	$75,708

Cash provided by operating activities remained fairly level for the first half of fiscal 2010 compared to the prior year. Net collections on accounts receivable were generally in line with those realized in the prior year.

Net cash used in investing activities for the current year was $164,629 and included the net cash outlay for GFSI of $66,297 and for PTSI of $59,567. Capital expenditures were $25,881, and capitalized software development was $12,909. Cash used for investing activities in the first half of fiscal 2010 was offset by $25 net proceeds from the sale of property and equipment. In the first half of fiscal 2009, net cash used in investing activities of $29,960 and included acquisition-related payments of $3,012, capital expenditures of $14,051, and capitalized software development of $12,910. Cash used for investing activities in the first half of fiscal 2009 was offset by $13 net proceeds from the sale of property and equipment and from sale of investments.

Net cash used in financing activities for the current year of $4,535 included a net repayment of the revolving bank credit facility of $3,193 and payment of dividends of $14,313. Cash used was offset by proceeds of $12,971 from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation. For the first half of fiscal 2009, cash used in financing activities for the current year of $70,711 included a net repayment of the revolving bank credit facility of $9,583, payment of dividends of $12,688 and the purchase of treasury stock of $50,237. Cash used was offset by proceeds of $1,797 from the exercise of stock options, sale of common stock and the excess tax benefits from stock-based compensation.

At December 31, 2009, the Company had negative working capital of $63,477; however the largest component of current liabilities was deferred revenue of $155,622, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

US financial markets and many of the largest US financial institutions have been shaken by negative developments over the last eighteen months in the mortgage markets and the general economy. While the effects of these events continue to impact our customers, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $25,881 and $14,051 for the six-month periods ended December 31, 2009 and 2008, respectively, were made for additional equipment, the on-going construction of a new facility in Springfield, Missouri and the improvement of other existing facilities. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures, not including acquisitions, for the Company are not expected to exceed $65,000 for fiscal year 2010.

The Company renewed a bank credit line on March 7, 2009 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at December 31, 2009).  The credit line expires March 7, 2010 and is secured by $1,000 of investments. At December 31, 2009, no amount was outstanding.

The Company obtained a bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the bank's prime rate less 1% (2.25% at December 31, 2009). The credit line matures on April 29, 2010. At December 31, 2009, no amount was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time until maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009 and at December 31, 2009, the revolving bank credit facility balance was $60,000. This outstanding balance bears interest at a weighted-average rate of 0.65%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2009, the Company was in compliance with all such covenants.

As part of the leasing business acquired with the GFSI acquisition, the Company assumed various non-recourse notes payable. These non-recourse notes payable were used to acquire the equipment leased to customers under direct financing leases. In the event of a lease default, the Company is not obligated to continue to pay the balance associated with that particular lease. At December 31, 2009, the balance of these non-recourse notes totaled $2,958, $1,017 of which was included in current maturities. These obligations bear interest at rates ranging from 9% to 11%.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2009, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2009 is $309,585. No shares were purchased for the treasury during the quarter just ended.

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

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect a tough economic environment, but also the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise as the economy strengthens.

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

PART II.      OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of Jack Henry & Associates, Inc. was held on November 10, 2009 for the purpose of electing a board of directors and for ratifying the selection of the Company's independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's recommendations. Management's nominees for director, all incumbents, were elected with the number of votes for and withheld as indicated below:

	For	Withheld

Michael E. Henry	74,630,646	4,737,906
Jerry D. Hall	77,079,209	2,289,342
James J. Ellis	77,868,750	1,499,802
Craig R. Curry	75,858,631	3,509,921
Wesley A. Brown	78,466,365	902,186
Matthew C. Flanigan	78,464,578	903,974
Marla K. Shepard	76,647,023	2,721,528
John F. Prim	78,093,753	1,274,798

The Audit Committee selected Deloitte & Touche, LLP to serve as the Company's independent registered public accounting firm for fiscal year 2010, and the committee presented this selection to shareholders for ratification.  This proposal was approved by the following votes:

	For	Against	Abstain

Ratification of selection of independent registered public accounting firm	78,722,797	515,690	130,064

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer dated February 8, 2010.

31.2	Certification of the Chief Financial Officer dated February 8, 2010.

32.1	Written Statement of the Chief Executive Officer dated February 8, 2010.

32.2	Written Statement of the Chief Financial Officer dated February 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: February 8, 2010	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: February 8, 2010	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer