Form 10-Q
period 2010-03-31
HENRY JACK & ASSOCIATES INC
filed 2010-05-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 4, 2010, Registrant has 85,329,211 shares of common stock outstanding ($0.01 par value)

	JACK HENRY & ASSOCIATES, INC. CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2010 and June 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4	Controls and Procedures	21

PART II	OTHER INFORMATION

ITEM 5	Exhibits	21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2010	June 30, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,779	$118,251
Investments, at amortized cost	1,000	1,000
Receivables	122,457	192,733
Income tax receivable	-	2,692
Prepaid expenses and other	29,142	24,371
Prepaid cost of product	20,878	19,717
Deferred income taxes	882	882

Total current assets	210,138	359,646

PROPERTY AND EQUIPMENT, net	256,692	237,778

OTHER ASSETS:
Prepaid cost of product	8,447	6,793
Computer software, net of amortization	97,828	82,679
Other non-current assets	15,986	11,955
Customer relationships, net of amortization	108,373	55,450
Trade names	5,853	3,999
Goodwill	344,921	292,400

Total other assets	581,408	453,276

Total assets	$1,048,238	$1,050,700

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,663	$8,206
Accrued expenses	38,342	34,018
Accrued income taxes	171	1,165
Note payable and current maturities of capital leases	73,791	63,461
Deferred revenues	110,307	237,557

Total current liabilities	230,274	344,407

LONG TERM LIABILITIES:
Deferred revenues	10,269	7,981
Deferred income taxes	73,547	65,066
Other long-term liabilities, net of current maturities	10,560	6,740

Total long term liabilities	94,376	79,787

Total liabilities	324,650	424,194

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 3/31/10 were 99,614,463
Shares issued at 6/30/09 were 98,020,796	996	980
Additional paid-in capital	329,911	298,378
Retained earnings	702,266	636,733
Less treasury stock at cost
14,406,635 shares at 3/31/10 and 06/30/09	(309,585)	(309,585)

Total stockholders' equity	723,588	626,506

Total liabilities and stockholders' equity	$1,048,238	$1,050,700

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2010	2009	2010	2009

REVENUE
License	$16,391	$12,730	$39,806	$40,884
Support and service	182,090	151,839	522,159	458,839
Hardware	17,068	15,839	46,776	53,987

Total	215,549	180,408	608,741	553,710

COST OF SALES
Cost of license	1,804	1,436	4,015	4,577
Cost of support and service	114,667	96,732	320,503	289,366
Cost of hardware	12,565	12,002	34,239	39,627

Total	129,036	110,170	358,757	333,570

GROSS PROFIT	86,513	70,238	249,984	220,140

OPERATING EXPENSES
Selling and marketing	16,765	12,873	43,756	40,650
Research and development	14,001	10,694	36,488	32,431
General and administrative	12,088	9,595	36,781	32,779

Total	42,854	33,162	117,025	105,860

OPERATING INCOME	43,659	37,076	132,959	114,280

INTEREST INCOME (EXPENSE)
Interest income	9	56	54	765
Interest expense	(186)	(241)	(419)	(1,192)

Total	(177)	(185)	(365)	(427)

INCOME BEFORE INCOME TAXES	43,482	36,891	132,594	113,853

PROVISION FOR INCOME TAXES	11,847	12,089	44,708	38,557

NET INCOME	$31,635	$24,802	$87,886	$75,296

Diluted net income per share	$0.37	$0.30	$1.03	$0.89
Diluted weighted average shares outstanding	85,480	83,480	85,176	85,020

Basic net income per share	$0.37	$0.30	$1.04	$0.89
Basic weighted average shares outstanding	84,694	82,873	84,302	84,310

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$87,886	$75,296

Adjustments to reconcile net income from operations
To cash from operating activities:
Depreciation	27,470	29,547
Amortization	24,559	18,712
Deferred income taxes	9,524	2,495
Expense for stock-based compensation	2,408	1,569
Loss on disposal of property and equipment	453	890
Other, net	(1)	(8)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	87,281	109,423
Prepaid expenses, prepaid cost of product, and other	(3,472)	124
Accounts payable	(4,933)	(1,566)
Accrued expenses	(4,902)	(9,123)
Income taxes	2,960	(13,403)
Deferred revenues	(137,402)	(122,763)

Net cash from operating activities	91,831	91,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(125,864)	(3,027)
Capital expenditures	(36,499)	(20,573)
Computer software developed	(19,155)	(18,923)
Proceeds from investments	3,000	2,000
Purchase of investments	(2,999)	(1,996)
Proceeds from sale of property and equipment	96	29

Net cash from investing activities	(181,421)	(42,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	72,197	64,960
Repayments under lines of credit	(68,187)	(77,144)
Purchase of treasury stock	-	(58,405)
Dividends paid	(22,352)	(19,827)
Excess tax benefits from stock-based compensation	484	300
Proceeds from issuance of common stock upon exercise of
stock options	27,730	1,531
Minimum tax withholding payments related to option exercises	(4,152)	(680)
Proceeds from sale of common stock, net	1,398	1,412

Net cash from financing activities	7,118	(87,853)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(82,472)	$(39,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$118,251	$65,565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,779	$26,415

Net cash paid for income taxes was $32,158 and $50,047 for the nine months ended March 31, 2010 and 2009, respectively. The Company paid interest of $400 and $1,407 for the nine months ended March 31, 2010 and 2009, respectively. Capital expenditures exclude property and equipment additions totaling $5,868 and $7,030 acquired via capital lease or that were in accrued liabilities during the nine months ended March 31, 2010 and 2009, respectively.

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

STOCK-BASED COMPENSATION

For the three months ended March 31, 2010 and 2009, there was $911 and $587, respectively, in compensation expense from equity-based awards. For the first nine months of fiscal 2010 and 2009 compensation expense from equity-based awards was $2,408 and $1,569, respectively.

Changes in stock options outstanding and exercisable are as follows:
	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2009	3,760	$17.75
Granted	50	23.65
Forfeited or expired	(10)	26.73
Exercised	(1,640)	16.54

Outstanding March 31, 2010	2,160	$18.76	$13,197

Exercisable March 31, 2010	2,099	$18.62	$13,143

For the nine-months ended March 31, 2010 and 2009, the weighted average fair value of options granted was $8.90 and $7.87, respectively, using the Black-Scholes option pricing model. In both years, all options were granted during the Company's second fiscal quarter.

The assumptions used in this model to estimate fair value and resulting values are as follows:
	Nine Months Ended
	March 31,

	2010	2009

Weighted Average Assumptions:
Expected life (years)	6.67	3.72
Volatility	33%	30%
Risk free interest rate	3.0%	1.4%
Dividend yield	1.52%	1.72%

As of March 31, 2010, there was $158 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.28 years. The weighted-average remaining contractual term on options currently exercisable as of March 31, 2010 was 2.61 years.

The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period.

The following table summarizes non-vested share awards as of March 31, 2010, as well as activity for the nine months then ended:
	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2009	267	$21.66
Granted	139	22.59
Vested	(19)	22.36
Forfeited	-	-

Non-vested shares at March 31, 2010	387	$21.96

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company's equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At March 31, 2010, there was $4,971 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.34 years.

INCOME TAXES

At March 31, 2010, the Company had $6,609 of gross unrecognized tax benefits, $4,910 of which, if recognized would affect the Company's effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010, the Company had accrued interest and penalties of $830 related to uncertain tax positions.

During the fiscal year ended June 30, 2008, the Internal Revenue Service concluded its examination of the Company's U.S. federal income tax returns for fiscal years ended June 2005 through 2006. However, the U.S. federal and state income tax returns for the year ended June 30, 2006 and all subsequent years still remain open to examination as of March 31, 2010 under statute of limitations rules. The Internal Revenue Service is currently auditing the Company's June 30, 2008 federal income tax return. The Company anticipates potential changes of up to $1,022 could reduce the unrecognized tax benefits balance within twelve months of March 31, 2010.

COMPREHENSIVE INCOME

Comprehensive income for the three and nine-month periods ended March 31, 2010 and 2009 equals the Company's net income.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2010, there are 14,407 shares in treasury stock and the Company has the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2010 is $309,585. No shares were purchased for the treasury during the nine months ended March 31, 2010.

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

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations for the three and nine-month periods ended March 31, 2010 and 2009 and its cash flows for the nine-month periods ended March 31, 2010 and 2009.

The results of operations for the three and nine-month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.     ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three and nine months ended March 31, 2010.

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

During the nine-months ended March 31, 2010, the Company incurred $1,708 in costs related to the acquisition of GFSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of GFSI's operations included in the Company's consolidated statement of operations from the acquisition date to March 31, 2010 includes revenue of $31,359 and after tax net income of $1,163.

PEMCO Technology Services, Inc.

On October 29, 2009, the Company acquired all of the issued and outstanding shares of PEMCO Technology Services, Inc. ("PTSI"), a leading provider of payment processing solutions primarily for the credit union industry, for $61,841 paid in cash. The cash used for this acquisition was funded using borrowings against available lines of credit.

The acquisition of PTSI is expected to broaden the Company's product offerings within its electronic payments business as well as expand our presence in the credit union market beyond our core client base.

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

During the nine-months ended March 31, 2010, the Company incurred $153 in costs related to the acquisition of PTSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of PTSI's operations included in the Company's consolidated statement of operations from the acquisition date to March 31, 2010 includes revenue of $20,659 and after tax net income of $1,880.

The accompanying consolidated statements of income for the three and nine-month periods ended March 31, 2010 and 2009 do not include any revenues or expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.
Pro Forma (unaudited)	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2010	2009	2010	2009
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)

Revenue	$215,549	$210,607	$638,560	$646,688

Gross profit	86,513	81,277	264,027	254,718

Net Income	$31,635	$25,365	$87,281	$78,986

Earnings per share - diluted	$0.37	$0.30	$1.02	$0.93
Diluted Shares	85,480	83,480	85,176	85,020

Earnings per share - basic	$0.37	$0.31	$1.04	$0.94
Basic Shares	84,694	82,873	84,302	84,310

DEBT

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at March 31, 2010).  The credit line expires March 7, 2011 and is secured by $1,000 of investments. At March 31, 2010, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2010). The credit line matures on April 29, 2010. At March 31, 2010, $575 was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009, the revolving bank credit facility balance was $60,000. At March 31, 2010, the revolving bank credit facility balance was $70,000. This outstanding balance bears interest at a weighted-average rate of 0.66%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2010, the Company was in compliance with all such covenants.

As part of the leasing business acquired with the GFSI acquisition, the Company assumed various non-recourse notes payable. These non-recourse notes payable were used to acquire the equipment leased to customers under direct financing leases. In the event of a lease default, the Company is not obligated to continue to pay the balance associated with that particular lease. At March 31, 2010, the balance of these non-recourse notes totaled $2,561, $886 of which was included in current maturities. These obligations bear interest at rates ranging from 5% to 11%.

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

NOTE 4.      EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2010	2009	2010	2009

Net Income	$31,635	$24,802	$87,886	$75,296

Common share information:
Weighted average shares outstanding for basic EPS	84,694	82,873	84,302	84,310
Dilutive effect of stock options and restricted stock	786	607	874	710

Shares for diluted EPS	85,480	83,480	85,176	85,020

Basic Earnings per Share	$0.37	$0.30	$1.04	$0.89

Diluted Earnings per Share	$0.37	$0.30	$1.03	$0.89

Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2010 and 2009. Stock options have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options to purchase approximately 671 and 1,425 shares and 649 and 1,229 shares for the three and nine-month periods ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted income per common share.

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

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$12,097	$4,294	$16,391	$9,939	$2,791	$12,730
Support and service	146,010	36,080	182,090	127,663	24,176	151,839
Hardware	12,711	4,357	17,068	12,630	3,209	15,839

Total	170,818	44,731	215,549	150,232	30,176	180,408

COST OF SALES
Cost of license	1,416	388	1,804	1,224	212	1,436
Cost of support and service	89,765	24,902	114,667	80,849	15,883	96,732
Cost of hardware	9,375	3,190	12,565	9,672	2,330	12,002

Total	100,556	28,480	129,036	91,745	18,425	110,170

GROSS PROFIT	$70,262	$16,251	$86,513	$58,487	$11,751	$70,238

	Nine Months Ended			Nine Months Ended
	March 31, 2010			March 31, 2009

	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$29,476	$10,330	$39,806	$30,168	$10,716	$40,884
Support and service	427,426	94,733	522,159	383,587	75,252	458,839
Hardware	35,359	11,417	46,776	42,417	11,570	53,987

Total	492,261	116,480	608,741	456,172	97,538	553,710

COST OF SALES
Cost of license	3,204	811	4,015	3,937	640	4,577
Cost of support and service	257,066	63,437	320,503	240,770	48,596	289,366
Cost of hardware	25,795	8,444	34,239	31,047	8,580	39,627

Total	286,065	72,692	358,757	275,754	57,816	333,570

GROSS PROFIT	$206,196	$43,788	$249,984	$180,418	$39,722	$220,140

	March 31,	June 30,

	2010	2009

Property and equipment, net
Bank systems and services	$227,165	$208,488
Credit Union systems and services	29,527	29,290

Total	$256,692	$237,778

Intangible assets, net
Bank systems and services	$449,408	$389,252
Credit Union systems and services	107,567	45,276

Total	$556,975	$434,528

NOTE 6.     SUBSEQUENT EVENTS

In accordance with generally accepted accounting principles, the Company has evaluated any significant events occurring from the date of these financial statements through the date they were issued. The effects of any such events upon conditions existing as of the balance sheet date have been reflected within the financial statements to the extent the effects were material. Any significant events occurring after the balance sheet date that do not relate to conditions existing as of that date are disclosed below.

On May 7, 2010, the Company announced that it had entered into a definitive agreement to acquire iPay Technologies Holding Company, LLC ("iPay"), a provider of online bill payment solutions, for $300,000 to be paid in cash subject to certain closing and post closing adjustments. The purchase price is expected to be funded using new debt facilities previously committed. The acquisition is expected to close in June 2010, subject to regulatory approvals and customary closing conditions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services of our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 11 item-processing centers located throughout the United States.

The US financial crisis is a top concern at this time as it affects our customers and our industry. The profits of many financial institutions have decreased and this has resulted in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline in specific areas. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound strengthens. Our cautious optimism has been expressed through our acquisitions of GFSI and PTSI during the nine months ended March 31, 2010. These are the two largest acquisitions in our Company's history and present us with opportunities to extend our customer base and produce returns for our stockholders.

A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2010 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended, March 31, 2010, to the prior year three and nine-month periods ended March 31, 2009.

REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

License	$16,391	$12,730	29%	$39,806	$40,884	-3%
Percentage of total revenue	8%	7%		7%	7%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The current quarter increase in license revenue is largely a result of the Goldleaf Financial Solutions, Inc. ("GFSI") acquisition. The GFSI acquisition added $3,021 in license revenue in the current quarter and $4,719 year-to-date. In addition, core software license revenue increased $633 or 15% over the prior quarter and $2,031 year-to-date. Complementary product license revenues were flat for the current quarter compared to a year ago and have decreased year-to-date compared to a year ago. The decreases in complementary product license revenues are a result of the recent economic downturn, as we have seen some of our customers postpone making non-essential capital investments in technology, including software. In addition, our customers are often electing to contract for our products via an outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware.

Support and Service Revenue
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Support and service	$182,090	$151,839	20%	$522,159	$458,839	14%
Percentage of total revenue	84%	84%		86%	83%

	Qtr over Qtr Change		Year over Year Change

	$ Change	% Change	$ Change	% Change

In-house support & other services	$5,939	+9%	$11,003	+5%
EFT support	20,220	+53%	41,283	+37%
Outsourcing services	3,363	+10%	9,473	+9%
Implementation services	729	+6%	1,561	+4%

Total Increase	$30,251		$63,320

Support and service fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and Electronic Funds Transfer ("EFT") Support services.

There was growth in all support and service revenue components for the third quarter and the first nine months of fiscal 2010.

In-house support and other services increased mostly as a result of the acquisition of GFSI, which added revenue of $5,221 in the current quarter and $10,436 year-to-date.

EFT support, including ATM and debit card transaction processing, online bill payment services, remote deposit capture and Check 21 transaction processing services, experienced the largest percentage growth. Most of the revenue growth in EFT is attributable to the acquisition of GFSI and PTSI. Combined, the acquisitions added $17,952 to this line during the current quarter and $32,611 year-to-date. However, organic revenue growth within EFT support continued with increases of 6% for the current quarter and 8% year-to-date over the same periods a year ago.

Outsourcing services for banks and credit unions continue to drive revenue growth as customers choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future.

The increase in implementation services revenue is primarily related to the acquisition of GFSI, which added $1,497 in implementation revenue for the quarter just ended and $2,873 year-to-date.
Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Hardware	$17,068	$15,839	8%	$46,776	$53,987	-13%
Percentage of total revenue	8%	9%		8%	10%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue has been generally commensurate with the trends in license revenue; however, while hardware revenue has increased due to the acquisition of GFSI, it has not grown as fast as license revenue.

BACKLOG

Our backlog increased 17% at March 31, 2010 to $325,000 ($78,000 in-house and $247,000 outsourcing) from $277,000 ($55,000 in-house and $222,000 outsourcing) at March 31, 2009. The acquisition of GFSI contributed $10,167 to this increase. The current quarter backlog increased 3% compared to December 31, 2009, when backlog was $316,300 ($76,600 in-house and $239,700 outsourcing).

These backlog figures underscore the ongoing shift in our customers' preference towards our outsourced delivery solutions.

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
Cost of Sales and Gross Profit	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Cost of License	$1,804	$1,436	26%	$4,015	$4,577	-12%
Percentage of total revenue	1%	1%		1%	1%

License Gross Profit	$14,587	$11,294	29%	$35,791	$36,307	-1%
Gross Profit Margin	89%	89%		90%	89%

Cost of support and service	$114,667	$96,732	19%	$320,503	$289,366	11%
Percentage of total revenue	53%	54%		53%	52%

Support and Service Gross Profit	$67,423	$55,107	22%	$201,656	$169,473	19%
Gross Profit Margin	37%	36%		39%	37%

Cost of hardware	$12,565	$12,002	5%	$34,239	$39,627	-14%
Percentage of total revenue	6%	7%		6%	7%

Hardware Gross Profit	$4,503	$3,837	17%	$12,537	$14,360	-13%
Gross Profit Margin	26%	24%		27%	27%

TOTAL COST OF SALES	$129,036	$110,170	17%	$358,757	$333,570	8%
Percentage of total revenue	60%	61%		59%	60%

TOTAL GROSS PROFIT	$86,513	$70,238	23%	$249,984	$220,140	14%
Gross Profit Margin	40%	39%		41%	40%

Cost of license increased for the current quarter and decreased during the first nine months of fiscal 2010 generally commensurate with the related trends in license revenue. Cost of license depends greatly on third party reseller agreement software vendor costs. During the current year, these costs have decreased as a percentage of license revenue as complementary software sales that have associated third party vendor costs have decreased.

Cost of support and service increased for the quarter and year to date in fiscal 2010 commensurate with an increase in support and service revenue. Support and service gross profit margin has increased for both the quarter and year-to-date due to cost control measures undertaken by the Company during the year.

Cost of hardware has fluctuated in line with hardware revenue for both the current quarter and year-to-date. Hardware gross profit margin has remained consistent during the current year-to-date period compared to the prior year.

OPERATING EXPENSES
Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Selling and marketing	$16,765	$12,873	30%	$43,756	$40,650	8%
Percentage of total revenue	8%	7%		7%	7%

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

For the three and nine months ended March 31, 2010, selling and marketing expenses increased due to the acquisition of GFSI and PTSI, which added $3,858 to the current quarter and $6,811 year-to-date. During the nine months ended March 31, 2010, the increases related to acquisitions were partially offset by decreases in commissions, benefits and marketing expenses due to cost control measures undertaken throughout the rest of the Company.
Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Research and development	$14,001	$10,694	31%	$36,488	$32,431	13%
Percentage of total revenue	6%	6%		6%	6%

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

Research and development expenses increased for the quarter and year-to-date period primarily due to the acquisition of GFSI and PTSI, although they remained flat as a percentage of total revenue. These increases were partially offset by an overall decrease in the use of consultants and independent contractors for development projects compared to the same period a year ago.
General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

General and administrative	$12,088	$9,595	26%	$36,781	$32,779	12%
Percentage of total revenue	6%	5%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased for the third quarter and the first nine months of fiscal 2010 due to the acquisitions of GFSI and PTSI, including costs directly related to the acquisition transaction. The acquired companies added total general and administrative expenses of $1,263 for the quarter and $4,089 year-to-date. In addition, the quarterly general and administrative expenses were higher since the annual user group meeting occurred in the third quarter of the current fiscal year, while it occurred in the fourth quarter of the prior fiscal year.

INTEREST INCOME (EXPENSE) - Interest income decreased $47 and interest expense decreased $55. Interest income decreased $711 during this year's nine month period to $54, from $765 in the prior year. Interest expense decreased $773 to $419, compared to $1,192 for the first nine months of fiscal 2009. For both periods, the changes in net interest income are due to fluctuations in the average outstanding balance and in interest rates on the revolving credit facility.

PROVISION FOR INCOME TAXES - The provision for income taxes was $11,847 and $44,708 for the three and nine-month periods ended March 31, 2010 compared with $12,089 and $38,557 for the same periods last year. For the current quarter, the rate of income taxes was 27.2% of income before income taxes compared to 32.8% as reported for the same period in fiscal 2009. The decrease in the effective tax rate is primarily attributable to benefits recognized relating to the Company's Domestic Production Activities deduction (IRC Section 199). During the quarter ended March 31, 2010, the Company completed a comprehensive analysis of its benefits under these provisions. As a result, the Company recognized an additional $3,251 of tax benefit related to prior tax years. These additional benefits were identified through a comprehensive analysis of tax authority relevant to the software industry, much of which was released subsequent to the initial enactment of Section 199.

NET INCOME - Net income increased 28% for the three months ended March 31, 2010. Net income for the third quarter of fiscal 2010 was $31,635 or $0.37 per diluted share compared to $24,802, which was $0.30 per diluted share, in the same period last year. Net income increased 17% for the nine-month period ended March 31, 2010 to $87,886 or $1.03 per diluted share compared to $75,296, which was $0.89 per diluted share for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Revenue	$170,818	$150,232	14%	$492,262	$456,172	8%
Gross Profit	$70,262	$58,487	20%	$206,197	$180,418	14%

Gross Profit Margin	41%	39%		42%	40%

The increase in revenue for the bank systems and services segment is primarily due to the acquisition of GFSI, which added $16,450 of revenue in the current quarter and $31,358 year-to-date. Gross profit margin increased from the prior year primarily due to cost control measures, particularly related to personnel costs, undertaken by management during the current fiscal year.
Credit Union Systems and Services
	Three Months Ended		Percent	Nine Months Ended		Percent
	March 31,		Change	March 31,		Change

	2010	2009		2010	2009

Revenue	$44,731	$30,176	48%	$116,480	$97,538	19%
Gross Profit	$16,251	$11,751	38%	$43,788	$39,722	10%

Gross Profit Margin	36%	39%		38%	41%

The increase in revenue for the credit union systems and services segment is primarily due to the acquisition of PTSI, which added $12,212 to the current quarter and $20,659 year-to-date. The acquisition related increases were augmented in the current quarter by license revenue growth of $1,504; however, license revenues are still down slightly year-to-date from a year ago. Gross profit margins have decreased from the prior year as license revenue, which carries the largest margins, have decreased as a percentage of total revenue.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $35,779 at March 31, 2010, from $118,251 at June 30, 2009, but increased from $26,415 at March 31, 2009. The decrease in the cash balance from June 30, 2009 is primarily due to the acquisitions of GFSI and PTSI.

The following table summarizes net cash from operating activities in the statement of cash flows:
	Nine months ended March 31,

	2010	2009

Net income	$87,886	$75,296
Non-cash expenses	64,413	53,205
Change in receivables	87,281	109,423
Change in deferred revenue	(137,402)	(122,763)
Change in other assets and liabilities	(10,347)	(23,968)

Net cash provided by operating activities	$91,831	$91,193

Cash provided by operating activities remained fairly level for the first nine months of fiscal 2010 compared to the prior year. Net collections on accounts receivable were lower than during the prior fiscal year and largely offset the increase in net income.

Net cash used in investing activities for the current year is $181,421 and included the net cash outlay for GFSI of $66,297 and for PTSI of $59,567, capital expenditures were $36,499, and capitalized software development was $19,155. Cash used for investing activities in the first nine months of fiscal 2010 was offset by $97 net proceeds from the sale of property and equipment and from the sale of investments. During the first nine months of fiscal 2009, net cash used in investing activities was $42,490 and included acquisition-related payments of $3,027, capital expenditures of $20,573, and capitalized software development of $18,923. Cash used for investing activities in the first nine months of fiscal 2009 was offset by $33 net proceeds from the sale of property and equipment and from sale of investments.

Net cash provided by financing activities for the current year is $7,118 and includes $4,010 net borrowings on our revolving debt facilities, $24,976 from the exercise of stock options and the sale of common stock, and $484 from the excess tax benefits from stock option exercises. Cash provided by financing activities was partially offset by $22,352 in dividend payments to shareholders. For the first nine months of fiscal 2009, cash used in financing activities was $87,853 and included the repurchase of 3,106 shares of our common stock for $58,405, $12,184 net repayment on our revolving debt facilities, and the payment of dividends of $19,827. Cash used in financing activities was partially offset by proceeds of $2,263 from the exercise of stock options and the sale of common stock plus $300 from the excess tax benefits from stock option exercises.

At March 31, 2010, the Company had negative working capital of $20,136; however, the largest component of current liabilities was deferred revenue of $110,307, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

US financial markets and many of the largest US financial institutions have been shaken by negative developments over the last two years in the mortgage markets and the general economy. While the effects of these events continue to impact our customers, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $36,499 and $20,573 for the nine-month periods ended March 31, 2010 and 2009, respectively, were made for additional equipment, the on-going construction of a new facility in Springfield, Missouri and the improvement of other existing facilities. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures, not including acquisitions, for the Company are not expected to exceed $65,000 for fiscal year 2010.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at March 31, 2010).  The credit line expires March 7, 2011 and is secured by $1,000 of investments. At March 31, 2010, no amount was outstanding.

The Company obtained an unsecured bank credit line on April 28, 2008 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2010). The credit line matured on April 29, 2010, on which date it was renewed through April 29, 2012. At March 31, 2010, $575 was outstanding.

An unsecured revolving bank credit facility allows short-term borrowings of up to $150,000 which may be increased by the Company at any time prior to maturity to $225,000. The unsecured revolving bank credit facility bears interest at a rate equal to (a) LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate), plus an applicable percentage in each case determined by the Company's leverage ratio. The unsecured revolving credit line terminates May 31, 2012. At June 30, 2009, the revolving bank credit facility balance was $60,000. At March 31, 2010, the revolving bank credit facility balance was $70,000. This outstanding balance bears interest at a weighted-average rate of 0.66%. This credit line is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2010, the Company was in compliance with all such covenants.

As part of the leasing business acquired with the GFSI acquisition, the Company assumed various non-recourse notes payable. These non-recourse notes payable were used to acquire the equipment leased to customers under direct financing leases. In the event of a lease default, the Company is not obligated to continue to pay the balance associated with that particular lease. At March 31, 2010, the balance of these non-recourse notes totaled $2,561, $886 of which was included in current maturities. These obligations bear interest at rates ranging from 5% to 11%.

The Board of Directors has authorized the Company to repurchase shares of its common stock.  Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility.  The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2010, there are 14,407 shares in treasury stock and the Company has the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2010 is $309,585. No shares were purchased for the treasury during the nine months ended March 31, 2010.

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

CONCLUSION

Even in this current challenging market, the Company's results of operations and its financial position continue to be solid. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect a tough economic environment, but also the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe we are well positioned to address current challenges and opportunities as well as those which will arise when the economy strengthens.

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

PART II.    OTHER INFORMATION

ITEM 5.    EXHIBITS

31.1	Certification of the Chief Executive Officer dated May 7, 2010.

31.2	Certification of the Chief Financial Officer dated May 7, 2010.

32.1	Written Statement of the Chief Executive Officer dated May 7, 2010.

32.2	Written Statement of the Chief Financial Officer dated May 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
JACK HENRY & ASSOCIATES, INC.

Date: May 7, 2010	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date: May 7, 2010	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer