Form 10-K
period 2010-06-30
HENRY JACK & ASSOCIATES INC
filed 2010-08-27
CIK 779152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Registrant’s telephone number, including area code: (417) 235-6652

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

Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ]                       Accelerated Filer [  ]                        Non-Accelerated Filer [  ]

Smaller reporting Company  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [ X ]

As of August 20, 2010, the Registrant had 85,906,177 shares of Common Stock outstanding ($0.01 par value). On December 31, 2009, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,820,259,273 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2009).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2010 Annual Meeting of Stockholders (the "Proxy Statement"), to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

TABLE OF CONTENTS
PART I		Page Reference
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	14

ITEM 1B.	UNRESOLVED STAFF COMMENTS	16

ITEM 2.	PROPERTIES	16

ITEM 3.	LEGAL PROCEEDINGS	17

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER	17
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	20

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	20
	CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	67
	ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES	67

ITEM 9B.	OTHER INFORMATION	67

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	68

ITEM 11.	EXECUTIVE COMPENSATION	68

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	68
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR	68
	INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	68

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	68

PART I

Item 1. Business

Jack Henry & Associates, Inc. (“JHA” or the “Company”) was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 11,200 financial institutions and diverse corporate entities.

JHA provides its products and services through four marketed brands:

▪

Jack Henry Banking is a leading provider of integrated data processing systems to nearly 1,500 banks ranging from de novo or start-up institutions to mid-tier banks with assets of up to $15 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

▪

Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with more than 700 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

▪

ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. These specialized solutions can be used with a wide variety of information technology platforms and operating environments. ProfitStars’ offers solutions for generating revenue and growth opportunities, increasing security and mitigating operational risks, and controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 8,800 domestic and international customers.

▪

iPay Technologies is a leading provider of electronic bill pay services. iPay Technologies’ bill pay engine integrates with online banking platforms and provides individuals and small businesses with bill payment solutions. Through strategic partnerships with more than 50 providers of information processing and online banking solutions, iPay’s electronic payments platform is supporting more than 1,700 financial institutions.

Our products and services enable our customers to implement technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.

We are committed to meet and exceed our customers’ service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each day by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers’ expectations and generates excellent customer retention rates.

We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new traditional and nontraditional clients, and ensuring each product offering is highly competitive.

We have three primary revenue sources:

•

Software license fees paid by customers implementing our software solutions in-house;

•

Ongoing outsourcing fees paid by customers that outsource their information processing to us, recurring transaction processing fees, annual maintenance and support fees, and service fees including software implementation; and

•

Hardware sales that include all non-software products that we re-market in order to support our software systems.

JHA’s gross revenue has grown from $590.9 million in fiscal 2006 to $836.6 million in fiscal 2010, representing a compound annual growth rate during this five-year period of 7 percent. Net income from continuing operations has grown from $90.9 million to $117.9 million during this same five-year period, representing a compound annual growth rate of 5 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 14 to the Consolidated Financial Statements (see Item 8).

JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders three decades ago:

▪

Do the right thing,

▪

Do whatever it takes, and

▪

Have fun.

We recognize that our associates and their collective contribution are ultimately responsible for JHA’s past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we have established a corporate culture that sustains high levels of employee satisfaction.

Industry Background

Jack Henry Banking primarily serves commercial banks and savings institutions with less than $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 7,900 commercial banks and savings institutions in this asset range as of December 31, 2009. Jack Henry Banking currently supports nearly 1,500 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 7,800 domestic credit unions as of December 31, 2009. Symitar currently supports more than 700 of these credit unions with core information processing platforms and complementary products and services.

ProfitStars serves financial services organizations of all asset sizes and charters. ProfitStars currently supports approximately 9,600 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.

iPay Technologies serves financial institutions of all sizes. iPay currently supports more than 3,600 institutions with their electronic payment platform and online bill payment solutions.

The FDIC reports the number of commercial banks and savings institutions declined 11 percent from the beginning of calendar year 2005 to the end of calendar year 2009. Although the number of banks declined at a 2 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 7 percent and totaled $11.8 trillion as of December 31, 2009. Comparing calendar years 2009 to 2008, new bank charters decreased 68 percent and mergers decreased 39 percent.

CUNA reports the number of credit unions declined 16 percent from the beginning of calendar year 2005 to the end of calendar year 2009. Although the number of credit unions declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $904.0 billion as of December 31, 2009.

According to Automation in Banking 2010, approximately 51 percent of all financial institutions currently utilize in-house core information processing solutions and approximately 49 percent outsource information processing to third-party providers. According to the 2010 Credit Union Technology Survey published by Callahan & Associates, approximately 67 percent of all credit unions utilize in-house core information processing solutions and approximately 29 percent outsource information processing to third-party providers.

Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers/members in today’s highly competitive financial industry and realizing near and long term performance goals are often technology-dependent. Financial institutions must implement technological solutions that enable them to:

•

Maximize performance with accessible, accurate, and timely decision support and business intelligence information;

•

Offer the high-demand products and services needed to successfully compete with traditional competitors and non-traditional competitors created by convergence within the financial services industry;

•

Enhance the customer/member experience at varied points of contact;

•

Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;

•

Capitalize on new revenue and deposit growth opportunities;

•

Increase operating efficiencies and reduce operating costs;

•

Implement e-commerce strategies that provide the convenience-driven services required in today’s financial services industry;

•

Protect mission-critical information assets and operational infrastructure;

•

Protect customers/members from fraud and related financial losses;

•

Maximize the day-to-day use of technology and the return on technology investments; and

•

Ensure full regulatory compliance.

JHA’s extensive product and service offering enables diverse financial institutions to capitalize on these business opportunities and respond to these business challenges. We strive to establish a long-term, value-added technology partnership with each customer, and to continually expand our offering with the specific solutions our customers need to prosper in the evolving financial services industry.

Mission Statement

JHA’s mission is to protect and increase the value of its stockholders' investment by providing quality products and services to our customers by:

•

Concentrating our activities on what we know best - information systems and services for financial institutions;

•

Providing outstanding commitment and service to our customers so that the perceived value of our products and services is consistent with the real value; and

•

Maintaining a work environment that is personally, professionally, and financially rewarding to our employees.

Business Strategy

Our fundamental business strategy is to generate organic revenue and earnings growth supplemented by strategic acquisitions. We execute this strategy by:

▪

Providing commercial banks and credit unions with core software systems that provide excellent functionality, and support in-house and outsourced operating environments with identical functionality.

▪

Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core information processing systems.

▪

Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.

▪

Capitalizing on our focused diversification acquisition strategy.

Focused Diversification Acquisition Strategy

JHA’s acquisition strategy, which complements and accelerates our organic growth, focuses on successful companies that provide in-demand products and services, excellent customer relationships, and strong management teams and employee bases.

Historically, our acquisition strategy focused on companies that:

▪

Expanded our base of core financial institution customers,

▪

Expanded our suite of complementary products and services that were cross sold to existing customers,

▪

Enabled our entry into adjacent markets within financial services industry; and/or

▪

Provided additional outsourcing capabilities/opportunities.

In 2004, we adopted our focused diversification acquisition strategy and began acquiring companies and highly specialized products that are:

▪

Sold to existing core customers;

▪

Sold outside JHA’s base of core bank and credit union customers to financial services organizations of all charters and asset sizes;

▪

Selectively sold outside the financial services industry to diverse corporate entities; and

▪

Selectively sold internationally.

Since our focused diversification strategy was adopted, JHA has completed 19 acquisitions that support it and assembled three distinct product suites that enable users to:

▪

Generate additional revenue and growth opportunities,

▪

Increase security and mitigate operational risks, and /or

▪

Control operating costs.

These products and services enable us to expand our reach well beyond our traditional markets with solutions that are appropriate for virtually any financial services organization, including thousands of institutions that we previously did not sell to.

Following are some of the acquisitions that have been made in the last five fiscal years to support JHA’s focused diversification:

Fiscal Year	Company or Product Name	Products and Services
2010	iPay Technologies	Internet and telephone bill payment services
2010	PEMCO Technology Services	Payment processing solutions for credit unions
2010	Goldleaf Financial Solutions	Integrated technology and payment processing solutions
2008	AudioTel	Check and document imaging and electronic banking
2008	Gladiator Technology	Information Technology Security Services
2007	Margin Maximizer	Loan and Deposit Pricing Solutions
2006	ProfitStar	Asset/Liability Management, Budgeting and Profitability

Solutions

Our proprietary solutions are marketed through four business brands:

▪

Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. Its solutions encompass three functionally distinct core processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, Internet banking and electronic funds transfer (“EFT”), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,500 banks with its technology platforms.

▪

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

▪

ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with more than 8,800 domestic and international implementations. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

▪

iPay Technologies is a leading provider of a configurable electronic payments platform and turnkey online bill payment solutions. These solutions integrate with any online banking platform, aiding financial institutions with the attraction and retention of customers. Through strategic partnerships with more than 50 providers of information processing and online banking solutions, iPay is supporting more than 1,700 financial institutions.

We will continue to develop and maintain functionally robust, integrated solutions that are supported with high service levels; regularly enhanced using an interactive customer enhancement process; compliant with relevant regulations; updated with proven advances in technology; and consistent with JHA’s reputation as a premium product and service provider.

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

Jack Henry Banking’s three core banking platforms are:

▪

SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by nearly 450 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

▪

CIF 20/20® is a parameter-driven, easy-to-use system that now supports approximately 780 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

▪

Core Director® is a Windows®-based, client/server system that now supports almost 250 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

▪

Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by almost 550 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

▪

Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 170 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of eight data centers in six physical locations and 10 image-enabled item processing centers. Customers electing to outsource their core processing typically sign five-year contracts that include transaction-based processing fees and minimum guaranteed payments during the contract period.

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

These complementary solutions enable core bank and credit union clients to respond to evolving customer/member demands, expedite speed-to-market with competitive offerings, increase operating efficiency, address specific operational issues, and generate new revenue streams. The highly specialized solutions sold by ProfitStars enable diverse financial services organizations and corporate entities to generate additional revenue and growth opportunities, increase security and mitigate operational risks, and control operating costs.

JHA regularly introduces new products and services based on demand for integrated complementary solutions from our existing core clients, and based on the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and containing costs. The Company’s Industry Research department solicits customer guidance on the business solutions they need, formally evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. JHA’s new complementary products and services are developed internally, acquired, or provided through strategic alliances.

Hardware Systems

Hardware sales, which include non-software products that we re-market in order to support our software systems, represent one of our primary revenue sources.

Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, Avnet, Inc., and other hardware providers that allow JHA to purchase hardware at a discount and resell it directly to our customers. We currently sell the IBM Power Systems and System x servers; Lenovo workstations; Dell servers and workstations; Unisys, RDM, Panini, Digital Check, Canon check scanners; and other devices that complement our software solutions.

JHA has maintained a long-term strategic relationship with IBM, dating back to the development of our first core software applications over 30 years ago. This relationship has resulted in IBM naming JHA as a “Premier Business Partner'' every year since 1993.

Implementation and Training

While it is not essential, the majority of our core bank and credit union customers contract with us for implementation and training services in connection with their in-house systems.

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

We also provide extensive initial and ongoing education to our customers. Know-It-All Education is a comprehensive training program that supports new customers with basic training and longtime customers with continuing education. The curricula provide the ongoing training financial institutions need to maximize the use of JHA’s core and complementary products, to optimize ongoing system enhancements, and to fully understand dynamic year-end legislative and regulatory requirements. Each basic, intermediate, and advanced course is delivered by system experts, supported by professional materials and training tools, and incorporates different educational media in a blended learning approach. Know-It-All Education supports distinct learning preferences with a variety of delivery channels, including classroom-based courses offered in JHA’s regional training centers, Internet-based live instruction, eLearning courses, on-site training, and train-the-trainer programs.

Support and Services

We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•

Exacting service standards;

•

Trained support staffs available 24 hours-a-day, 365 days-a-year;

•

Assigned account managers;

•

Sophisticated support tools, resources, and technology; and

•

A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 11,200 diverse clients.

JHA’s experience converting diverse banks and credit unions to our core platforms from every competitive platform also provides highly effective change management and control processes.

Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18 percent to 20 percent of the respective product’s software license fee. These fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 60 days prior to contract expiration.

High levels of support are provided to our outsourced customers by the same support infrastructure utilized for in-house customers. However, these support fees are included as part of monthly outsourcing fees.

JHA regularly measures customer satisfaction using formal annual surveys and online surveys initiated each year by routine support requests. This process shows that we consistently exceed our customers’ service-related expectations.

Regulatory Compliance

JHA maintains a strict corporate commitment to address compliance issues and implement requirements imposed by the federal regulators prior to the effective date of such requirements when adequate prior notice is given. JHA’s comprehensive compliance program is provided by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JHA and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Financial Institutions Examination Council (“FFIEC”) examination team and training sessions sponsored by various professional associations.

JHA has a proven process to inform internal contacts of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s product-specific change control boards and the necessary product changes are included in the ongoing product development cycle. A representative of JHA’s compliance organization serves on every change control board to ensure that the regulatory perspective is addressed in proposed product/service changes. We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes, such as recent changes to Regulation E relating to overdraft fees.

Internal audits of our systems, networks, operations, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, and security. Ensuring that confidential information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and SAS 70 reviews. The FFIEC conducts annual reviews throughout the Company and issues reports that are reviewed by the JHA Audit Committee of the Board of Directors.

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

Research and development expenses for fiscal years 2010, 2009, and 2008 were $50.8 million, $42.9 million, and $43.3 million, respectively. Capitalized software for fiscal years 2010, 2009 and 2008 was $25.6 million, $24.7 million, and $23.7 million, respectively.

Sales and Marketing

JHA serves established, well defined markets that provide ongoing sales and cross-sales opportunities.

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

Dedicated sales forces support each of JHA’s three business brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. A centralized marketing department supports all four business lines with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JHA also hosts annual national user group meetings which provide opportunities to network with existing clients and demonstrate new products and services.

jhaDirect sells specific complementary solutions, and business forms and supplies that are compatible with JHA’s software solutions. jhaDirect’s offering consists of more than 4,000 items, including tax and custom forms, ATM and teller supplies, check imaging and reader/sorter supplies, magnetic media, laser printers and supplies, loan coupon books, and much more. New items are regularly added in response to dynamic regulatory requirements and to support JHA’s ever-expanding product and service suite.

JHA sells select products and services in the Caribbean, Europe and South America as a result of recent acquisitions. International sales account for less than one percent of JHA’s total revenue in each of the three years ended June 30, 2010, 2009, and 2008.

Backlog

Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.

Backlog as of June 30, 2010 totaled $328.8 million, consisting of $78.2 million for in-house products and services, and $250.6 million for outsourcing services. Approximately $189.2 million of the outsourcing services backlog as of June 30, 2010 is not expected to be realized during fiscal 2011 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2009 totaled $289.4 million, and consisted of $66.8 million for in-house products and services, and $222.5 million for outsourcing services.

Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2011, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.

Competition

The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of JHA’s current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. For more than a decade there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.

Jack Henry Banking, Symitar and iPay Technologies compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; Open Solutions, Inc.; and Harland Financial Solutions – Ultradata.   ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.

Intellectual Property, Patents, and Trademarks

Although we believe our success depends upon our technical expertise more than our proprietary rights, our future success and ability to compete depend in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented.  Instead, we rely on a combination of contractual rights, copyrights, trademarks, and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers. Access to and distribution of our Company’s source code is restricted, and the disclosure and use of other proprietary information is further limited. Despite our efforts to protect our proprietary rights, unauthorized parties can attempt to copy or otherwise obtain, or use our products or technology. We cannot be certain that the steps taken in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of JHA’s products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act will be evaluated as regulations are written to implement the various provisions of the law. It is not possible to predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations could have on our business in the future.

JHA is not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions.

Operating as a service provider to financial institutions, JHA’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FFIEC regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.

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

Employees

As of June 30, 2010 and 2009, JHA had 4,528 and 3,808 full-time employees, respectively. Of our full-time employees, approximately 760 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

Available Information

JHA’s Website is easily accessible to the public at www.jackhenry.com. The “For Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the U.S. Securities and Exchange Commission (SEC) also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC.

Item 1A. Risk Factors

The Company’s business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause the actual results of the Company’s operations in future periods to differ from those expected or desired.

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

Competition or general economic conditions may result in decreased demand or require price reductions or other concessions to customers which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors in all of our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products and services, we may need to lower prices or offer favorable terms in order to successfully compete.

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

Acquisitions may be costly and difficult to integrate. We have acquired a number of businesses in the last several years and will continue to explore acquisitions in the future. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; differing regulatory  and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. Without additional acquisitions, we may not be able to grow and to develop new products and services as quickly as we have in the past to meet the competition. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we periodically review our acquired assets.

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

Consolidation of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 7,900 commercial and savings banks and 7,800 credit unions. The number of commercial banks and credit unions has decreased because of mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.

  Properties

We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. The Springfield, Missouri building was under construction as of June 30, 2010. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 56 leased office facilities in 21 states, which total approximately 552,000 square feet. Approximately 26% or 46,000 square feet of the office space in Allen, TX is leased to an outside tenant. The balance of our owned and leased office facilities are for normal business purposes.

Of our facilities, the credit union business segment uses office space totaling approximately 152,000 square feet in ten facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of nine other office facilities. The remainder of our leased and owned facilities, approximately 1,400,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”), formerly known as the NASDAQ National Market, under the symbol “JKHY”. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by NASDAQ.

Fiscal 2010	High	Low
Fourth Quarter	$26.50	$22.55
Third Quarter	24.88	21.01
Second Quarter	24.75	22.22
First Quarter	24.66	19.56

Fiscal 2009	High	Low
Fourth Quarter	$20.99	$16.95
Third Quarter	19.94	14.29
Second Quarter	20.39	14.76
First Quarter	24.45	19.02

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2010 and 2009 are as follows:

Fiscal 2010	Dividend

Fourth Quarter	$0.095
Third Quarter	0.095
Second Quarter	0.085
First Quarter	0.085

Fiscal 2009	Dividend

Fourth Quarter	$0.085
Third Quarter	0.085
Second Quarter	0.075
First Quarter	0.075

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

On August 20, 2010, there were approximately 45,000 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $24.05 per share.

Performance Graph

The following chart presents a comparison for the five-year period ended June 30, 2010, of the market performance of the Company’s common stock with the S & P 500 Index and an index of peer companies selected by the Company:

This comparison assumes $100 was invested on June 30, 2005, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the peer group are Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Financial, Inc., Fiserv, Inc., Online Resources Corp., S1 Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

Item 6.  Selected Financial Data

Selected Financial Data
(In Thousands, Except Per Share Data)

YEAR ENDED JUNE 30,
Income Statement Data	2010	2009	2008	2007	2006

Revenue (1)	$ 836,586	$ 745,593	$ 742,926	$ 666,467	$ 590,877
Income from continuing operations	$ 117,870	$ 103,102	$ 105,287	$ 105,644	$ 90,863

Diluted net income per share, continuing operations	$ 1.38	$ 1.22	$ 1.17	$ 1.15	$ 0.97

Dividends declared per share	$ 0.36	$ 0.32	$ 0.28	$ 0.24	$ 0.20

Balance Sheet Data

Working capital	$ (53,883)	$ 15,239	$ (11,418)	$ 19,908	$ 42,918
Total assets	$ 1,564,146	$1,050,700	$1,021,044	$ 999,340	$ 906,067
Long-term debt, net of current maturities	$ 272,732	$ -	$ 24	$ 128	$ 421
Stockholders’ equity	$ 750,371	$ 626,506	$ 601,451	$ 598,365	$ 575,212

 (1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

OVERVIEW

Background and Overview

We provide integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and 10 item-processing centers located throughout the United States.

A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2010 to fiscal 2009 and compare fiscal 2009 to fiscal 2008.

We derive revenues from three primary sources:

-

software licenses;

-

support and service fees, which include implementation services; and

-

hardware sales, which includes all non-software remarketed products.

Over the last five fiscal years, our revenues have grown from $590,877 in fiscal 2006 to $836,586 in fiscal 2010. Income from continuing operations has grown from $90,863 in fiscal 2006 to $117,870 in fiscal 2010. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 11,200 customers who utilize our software systems or services as of June 30, 2010.

Since the start of fiscal 2008, we have completed 5 acquisitions. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

Support and services fees are generated from implementation services contracted with us by the customer, ongoing support services to assist the customer in operating the systems and to enhance and update the software, and from providing outsourced data processing services and Electronic Funds Transfer (“EFT”) support services, which includes ATM and debit card transaction processing, online bill payment services, remote deposit capture and transaction processing services. Outsourcing services are performed through our data and item processing centers. Revenues from outsourced item and data processing and EFT support services are primarily derived from monthly usage or transaction fees typically under five-year service contracts with our customers.

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

RESULTS OF OPERATIONS

FISCAL 2010 COMPARED TO FISCAL 2009

In fiscal 2010, revenues increased 12% or $90,993 compared to the prior year due primarily to the current year acquisition of Goldleaf Financial Solutions, Inc. (“GFSI”), PEMCO Technology Services, Inc. (“PTSI”) and iPay Technologies Holding Company, LLC (“iPay”). During fiscal 2010, the Company’s management engaged in various cost-cutting efforts that, when combined with the growth in revenue, resulted in a 14% increase in net income.

The US financial crisis is a primary concern at this time as it affects our customers and our industry. The profits of many financial institutions have decreased and this has resulted in some reduction of demand for new products and services. We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline in specific areas. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We face these times with a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic rebound strengthens. Our cautious optimism has been expressed through our acquisitions of GFSI, PTSI and iPay during the year ended June 30, 2010. These are the three largest acquisitions in our Company’s history and present us with opportunities to extend our customer base and produce returns for our stockholders.

REVENUE

License Revenue
	Year Ended June 30,		% Change
	2010	2009

License	$ 52,225	$ 58,434	-11%
Percentage of total revenue	6%	8%

License revenue represents the delivery and acceptance of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The decrease in license revenue for the current year is due mostly to decreases in complementary product license revenue compared to the prior year. Overall, license revenue from our core software products were up 16% from the prior year. In addition, our acquisition of GFSI in October added $5,638 in license revenue during fiscal 2010. These gains were more than offset by decreases in license revenue for most of our complementary software products. These decreases in complementary software product license revenue result from the recent economic downturn, as we have seen some of our customers postpone making non-essential capital investments in technology, including software. In addition, our customers are often electing to contract for our products via outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware.

Support and Service Revenue
	Year Ended June 30,		% Change
	2010	2009

Support and service	$ 720,504	$ 614,242	+17%
Percentage of total revenue	86%	82%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$ 17,952	7%
EFT Support	67,451	45%
Outsourcing Services	15,223	11%
Implementation Services	5,636	10%
Total Increase	$106,262

Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in all support and service revenue components in fiscal 2010. In-house support and other services increased mostly as a result of the acquisition of GFSI, which added revenue of $15,527 since acquisition.

EFT support experienced the largest percentage growth. Most of the revenue growth in EFT is attributable to the acquisition of GFSI, PTSI and iPay. Combined, the acquisitions added $55,020 to this line during the current year. However, organic revenue growth within EFT support continues to be strong with an increase of 8% over the prior fiscal year.

Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future.

The increase in implementation services revenue is primarily related to the acquisition of GFSI, which added $4,452 in implementation revenue for the current year.

Hardware Revenue
	Year Ended June 30,		% Change
	2010	2009

Hardware	$ 63,857	$ 72,917	-12%
Percentage of total revenue	8%	10%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased mainly due to a decrease in the number of hardware systems and components delivered in the current year compared to a year ago. Hardware revenue has been generally commensurate with the trends in license revenue; however, while hardware revenue has benefitted from the acquisition of GFSI, it has not benefitted to the same degree as license revenue. GFSI added hardware revenue of $1,301 since its acquisition.

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

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change
	2010	2009

Cost of License	$ 5,827	$ 6,885	-15%
Percentage of total revenue	1%	1%

License Gross Profit	$ 46,398	$ 51,549	-10%
Gross Profit Margin	89%	88%

Cost of support and service	$ 438,476	$ 385,837	+14%
Percentage of total revenue	52%	52%

Support and Service Gross Profit	$ 282,028	$ 228,405	+23%
Gross Profit Margin	39%	37%

Cost of hardware	$ 47,163	$ 53,472	-12%
Percentage of total revenue	6%	7%

Hardware Gross Profit	$ 16,694	$ 19,445	-14%
Gross Profit Margin	26%	27%

TOTAL COST OF SALES	$ 491,466	$ 446,194	+10%
Percentage of total revenue	59%	60%

TOTAL GROSS PROFIT	$ 345,120	$ 299,399	+15%
Gross Profit Margin	41%	40%

The current year decrease in cost of license is generally commensurate with the related trends in license revenue. Cost of license depends greatly on third party reseller agreement software vendor costs. During the current year, these costs have decreased as a percentage of license revenue as complementary software sales that have associated third party vendor costs have decreased.

Cost of support and service increased for the year commensurate with the increase in support and services revenue. Combined, the companies acquired during fiscal 2010 added $50,480 to this line. Support and services gross profit margin has increased for the year due to cost control measures undertaken by the Company and as EFT support services, with higher margins than other components of Support and services revenue, have become a larger percentage of that revenue line.

Cost of hardware has fluctuated in line with hardware revenue for the current year, with slightly leaner margins resulting from a shift in sales mix.

OPERATING EXPENSES

Selling and Marketing
	Year Ended June 30,		% Change
	2010	2009

Selling and marketing	$ 60,875	$ 54,931	+11%
Percentage of total revenue	7%	7%

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

For the 2010 fiscal year, selling and marketing expenses increased primarily due to current year acquisitions, which added $10,272 to this line during the current year. The acquisition-related increases were partially offset by decreases in selling and marketing personnel costs throughout the rest of the Company, which were the result of cost-cutting measures undertaken by management.

Research and Development
	Year Ended June 30,		% Change
	2010	2009

Research and development	$ 50,820	$ 42,901	+18%
Percentage of total revenue	6%	6%

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

Research and development expenses increased for the current year due primarily to current year acquisitions, which added $8,126 in expense during fiscal 2010.

General and Administrative
	Year Ended June 30,		% Change
	2010	2009

General and administrative	$ 51,172	$ 43,681	+17%
Percentage of total revenue	6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased for the year due to current year acquisitions, including costs directly related to the acquisition transactions. Combined, the acquired companies added $7,700 of general and administrative costs during fiscal 2010, including $4,237 of one-time acquisition transaction costs.

INTEREST INCOME (EXPENSE)

Interest income decreased 79% from $781 to $161 due primarily to lower interest rates on invested balances. Interest expense increased 19% from $1,357 to $1,618 due to primarily to borrowings made in the fourth quarter of fiscal 2010 to consummate the acquisition of iPay.

PROVISION FOR INCOME TAXES

The provision for income taxes was $62,926 or 34.8% of income before income taxes in fiscal 2010 compared with $54,208 or 34.5% of income before income taxes fiscal 2009. The increase was primarily due to the expiration of the Research and Experimentation Credit (“R&E Credit”), effective January 1, 2010, as well as increases in the rate at which deferred tax liabilities are expected to reverse in future years. These increases were mostly offset by additional benefits received through an extensive analysis of the Domestic Production Activities Deduction (IRC Section 199).

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased, moving from $103,102, or $1.22 per diluted share in fiscal 2009 to $117,870, or $1.38 per diluted share in fiscal 2010.

DISCONTINUED OPERATIONS

There was no gain or loss from discontinued operations for fiscal 2010 or 2009.

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

REVENUE

License Revenue
	Year Ended June 30,		% Change
	2009	2008

License	$ 58,434	$ 73,553	-21%
Percentage of total revenue	8%	10%

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

Support and Service Revenue
	Year Ended June 30,		% Change
	2009	2008

Support and service	$ 614,242	$ 580,334	+6%
Percentage of total revenue	82%	78%

Year Over Year Change	$ Change	% Change

In-House Support & Other Services	$ 19,692	8%
EFT Support	15,699	12%
Outsourcing Services	4,059	3%
Implementation Services	(5,542)	-9%
Total Increase	$ 33,908

Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in most support and service revenue components in fiscal 2009. In-house support and other services increased partially as a result of license agreements for which the implementations were completed during the latest twelve months. In addition, because annual maintenance fees are based on supported institutions’ asset size, in-house support revenues increase as our customers’ assets grow.

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

Hardware Revenue
	Year Ended June 30,		% Change
	2009	2008

Hardware	$ 72,917	$ 89,039	-18%
Percentage of total revenue	10%	12%

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

Cost of Sales and Gross Profit
	Year Ended June 30,		% Change
	2009	2008

Cost of License	$ 6,885	$ 6,698	+3%
Percentage of total revenue	<1%	<1%

License Gross Profit	$ 51,549	$ 66,855	-23%
Gross Profit Margin	88%	91%

Cost of support and service	$ 385,837	$ 364,140	+6%
Percentage of total revenue	52%	49%

Support and Service Gross Profit	$ 228,405	$ 216,194	+6%
Gross Profit Margin	37%	37%

Cost of hardware	$ 53,472	$ 64,862	-18%
Percentage of total revenue	7%	9%

Hardware Gross Profit	$ 19,445	$ 24,177	-20%
Gross Profit Margin	27%	27%

TOTAL COST OF SALES	$ 446,194	$ 435,700	+2%
Percentage of total revenue	60%	59%

TOTAL GROSS PROFIT	$ 299,399	$ 307,226	-3%
Gross Profit Margin	40%	41%

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

Cost of hardware decreased for the year in line with the decrease in hardware revenue. Hardware gross profit margin remained at 27% for both years.

OPERATING EXPENSES

Selling and Marketing
	Year Ended June 30,		% Change
	2009	2008

Selling and marketing	$ 54,931	$ 55,916	-2%
Percentage of total revenue	7%	8%

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

Research and Development
	Year Ended June 30,		% Change
	2009	2008

Research and development	$ 42,901	$ 43,326	-1%
Percentage of total revenue	6%	6%

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

General and Administrative
	Year Ended June 30,		% Change
	2009	2008

General and administrative	$ 43,681	$ 43,775	-0%
Percentage of total revenue	6%	6%

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

PROVISION FOR INCOME TAXES

The provision for income taxes was $54,208 or 34.5% of income before income taxes in fiscal 2009 compared with $59,139 or 36.0% of income before income taxes fiscal 2008. The decrease was primarily due to the renewal of the Research and Experimentation Credit (“R&E Credit”), during fiscal year 2009, retroactive to January 1, 2008. Renewal of this credit had a significant tax benefit in fiscal year 2009 since retroactive renewal required the recording of an additional six months of credit during fiscal year 2009 related to fiscal year 2008.

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

BUSINESS SEGMENT DISCUSSION

Bank Systems and Services
	2010	% Change	2009	% Change	2008

Revenue	$672,282	9%	$617,711	+<1%	$616,390
Gross Profit	$283,100	14%	$247,812	-3%	$255,870

Gross Profit Margin	42%		40%		42%

In fiscal 2010, revenue increased 9% overall in the bank systems and services business segment compared to the prior year. Most of the increase is due to the acquisition of GFSI, which added $44,794 of revenue in the current year. In addition, EFT support experienced organic revenue growth of nearly 10% over the prior year and Data Center Maintenance had organic growth of 12% within the bank systems and services business segment. Gross profit margin increased from the prior year primarily due to cost control measures, particularly related to personnel costs, undertaken by management during fiscal 2010.

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

Credit Union Systems and Services
	2010	% Change	2009	% Change	2008

Revenue	$164,304	28%	$127,882	+1%	$126,536
Gross Profit	$62,020	20%	$51,587	+<1%	$51,356

Gross Profit Margin	38%		40%		41%

In fiscal 2010, revenues in the credit union systems and services business segment increased 28% from fiscal 2009. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced strong growth in most revenue components. In particular, EFT Support experienced 163% revenue growth over the prior year due primarily to the acquisition of PTSI, which added revenue of $33,839 to current year revenue. Gross profit margins have decreased from the prior year as license revenue, which carries the largest margins, have decreased as a percentage of total revenue.

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

The Company's cash and cash equivalents increased to $125,518 at June 30, 2010 from $118,251 at June 30, 2009.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Year ended June 30,
	2010	2009	2008

Net income	$117,870	$ 103,102	$ 104,222
Non-cash expenses	92,317	74,397	70,420
Change in receivables	(1,539)	21,214	(2,913)
Change in deferred revenue	10,775	21,943	5,100
Change in other assets and liabilities	(725)	(14,068)	4,172

Net cash from operating activities	$218,698	$ 206,588	$ 181,001

Cash provided by operations increased $12,110 to $218,698 for the fiscal year ended June 30, 2010 as compared to $206,588 for the fiscal year ended June 30, 2009. This increase is primarily attributable to increase in net income.

Cash used in investing activities for the fiscal year ended June 2010 was $505,715 and includes a net cash outlay for acquisitions of $426,652, capital expenditures of $54,509, and capitalized software development of $25,586. During fiscal 2009, cash used in investing activities was $59,227 and included contingent consideration paid on prior years’ acquisitions of $3,027. Capital expenditures for fiscal 2009 were $31,562 and cash used in the development of software was $24,684.

Net cash from financing activities for the current fiscal year was $294,284 and includes $303,160 net borrowing on our credit facilities, proceeds of $28,522 from the exercise of stock options and the sale of common stock (through the employee stock purchase plan) and $661 excess tax benefits from stock option exercises. Cash from financing activities was partially offset by the payment of dividends of $30,461 and debt acquisition costs of $7,598. During fiscal 2009, net cash used in financing activities for the current fiscal year was $94,675 and includes the repurchase of 3,106 shares of our common stock for $58,405, the payment of dividends of $26,903 and $13,489 net repayment on our revolving credit facilities. Cash used in financing activities was partially offset by proceeds of $3,773 from the exercise of stock options and the sale of common stock (through the employee stock purchase plan) and $349 excess tax benefits from stock option exercises.

At June 30, 2010, the Company had negative working capital of $53,883; however, the largest component of current liabilities was deferred revenue of $264,219, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we continue to have access to unused lines of credit in excess of $40,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.

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

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at June 30, 2010 is $309,585.

On August 23, 2010, the Company’s Board of Directors declared a cash dividend of $0.095 per share on its common stock payable on September 22, 2010, to stockholders of record on September 7, 2010. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company’s financial picture continues to be favorable.

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2010). The credit line was renewed through April 29, 2012. At June 30, 2010, $762 was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at June 30, 2010). The credit line expires March 7, 2011 and is secured by $1,000 of investments. At June 30, 2010, no amount was outstanding.

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan. The revolving loan allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2010, the outstanding revolving loan balance was $120,000. The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010 as set forth in Note 15 to the Consolidated Financial Statements (see Item 8). Each of the loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The outstanding balances bear interest at a weighted average rate of 2.99%. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2010, the Company was in compliance with all such covenants.

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $8,872. At June 30, 2010, $5,689 was outstanding, of which $4,380 will be maturing in the next twelve months.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2010 the Company’s total off balance sheet contractual obligations were $36,935. This balance consists of $27,228 of long-term operating leases for various facilities and equipment which expire from 2011 to 2017 and the remaining $9,707 is for purchase commitments related to property and equipment, particularly for contractual obligations related to the on-going construction of new facilities. The table excludes $7,548 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by	Less than			More than
period as of June 30, 2010	1 year	1-3 years	3-5 years	5 years	TOTAL

Operating lease obligations	$ 8,765	$ 9,422	$ 5,851	$ 3,190	$ 27,228
Capital lease obligations	4,380	1,309	-	-	5,689
Notes payable, including accrued interest	102,493	46,210	225,213	-	373,916
Purchase obligations	9,707	-	-	-	9,707

Total	$125,345	$56,941	$231,064	$3,190	$416,540

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS No. 141 and has since been incorporated into the Accounting Standards Codification (“ASC”) as ASC 805-10. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009, which is now incorporated in ASC 805-20. ASC 805-20 eliminates the requirement under FAS 141(R) to record assets and liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed “more-likely-than-not” that an asset or liability would result. Under ASC 805-20, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. ASC 805-10 was effective for the Company on July 1, 2009. The adoption of ASC 805-10 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which is now incorporated into ASC 350-30. This position amends ASC 350 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. ASC 350-30 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the agreement. ASC 350-30 is effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP142-3 did not have a material impact on the Company’s financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which is now incorporated as ASC 105-10 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). ASC 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 was effective for the Company as of the beginning of fiscal 2010, but it did not have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The significant accounting policies are discussed in Note 1 to the consolidated financial statements. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates and judgments upon historical experience and other factors believed to be reasonable under the circumstances. Changes in estimates or assumptions could result in a material adjustment to the consolidated financial statements.

We have identified several critical accounting estimates. An accounting estimate is considered critical if both:  (a) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (b) the impact of changes in the estimates and assumptions would have a material effect on the consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles and with guidance provided within Staff Accounting Bulletins issued by the Securities and Exchange Commission. The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of our products over time. Changes to the elements in a software arrangement or in our ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements generally include multiple products and services or “elements.”  None of these elements alone are deemed to be essential to the functionality of the other elements. Generally accepted accounting principles require revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized the residual method allowed by current accounting pronouncements. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Support and Service Fee Revenue. Implementation services are generally for installation, implementation, and configuration of our systems and for training of our customer’s employees. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally, revenue is recognized when services are completed. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on direct labor hours.

Maintenance support revenue is recognized pro-rata over the contract period, typically one year. VSOE of fair value is determined based on contract renewal rates.

Outsourced data processing services and ATM, debit card, and other transaction processing services revenues are recognized in the month the transactions were processed or the services were rendered.

Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. Some of our hardware revenues are derived under “arrangements” as defined within U.S. GAAP. To the extent hardware revenue is part of such an arrangement and is not deemed essential to the functionality of any of the other elements to the arrangement, it is recognized based on VSOE of fair value at the time of delivery. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

Depreciation and Amortization Expense

The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangible assets, which have been examined for their useful life and determined that no impairment exists. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results. All long lived assets are tested for valuation and potential impairment on a scheduled annual basis.

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

Estimates used to determine current and deferred income taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets, and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Also, liabilities for uncertain tax positions require significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our financial results.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed in “Risk Factors” in Item 1A of this report. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

Potential risks and uncertainties which could adversely affect the Company include: the financial health of the financial services industry, our ability to continue or effectively manage growth, adapting our products and services to changes in technology, changes in our strategic relationships, price competition, loss of key employees, consolidation in the banking or credit union industry, increased government regulation, network or internet security problems, operational problems in our outsourcing facilities and others listed in “Risk Factors” at Item 1A.

Item 7A.

   Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and interest risk on outstanding debt. We do not currently use any derivative financial instruments. We actively monitor these risks through a variety of controlled procedures involving senior management.

Based on the controls in place and the credit worthiness of the customer base, we believe the credit risk associated with the extension of credit to our customers will not have a material adverse effect on our consolidated financial position or results of operations.

Based on our outstanding debt with variable interest rates as of June 30, 2010, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2011 by less than $3,000.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	38

Management's Annual Report on Internal Control over Financial Reporting	39

Report of Independent Registered Public Accounting Firm	40

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2010, 2009, and 2008	41

Consolidated Balance Sheets, June 30, 2010 and 2009	42

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2010, 2009, and 2008	43

Consolidated Statements of Cash Flows,
Years Ended June 30, 2010, 2009, and 2008	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedules

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jack Henry & Associates, Inc.

Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 27, 2010

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Jack Henry & Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of June 30, 2010 was effective.

Management’s annual report on internal control over financial reporting excluded iPay Technologies Holding Company, LLC, acquired on June 4, 2010. This acquisition is a wholly-owned subsidiary with total assets representing 21% of consolidated total assets and both revenue and net income representing less than 1% of consolidated revenue and net income, respectively as of and for the year ended June 30, 2010. If adequately disclosed, companies are allowed to exclude acquisitions made near the fiscal year end from their assessment of internal control over financial reporting while integrating the acquired company under guidelines established by the US Securities and Exchange Commission.

The Company’s internal control over financial reporting as of June 30, 2010 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jack Henry & Associates, Inc.

Monett, Missouri

We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at iPay Technologies Holding Company, LLC, which was acquired on June 4, 2010 and whose financial statements constitute 21% of consolidated total assets and both revenue and net income constitute less than 1% of consolidated revenues and net income, respectively as of and for the year ended June 30, 2010. Accordingly, our audit did not include the internal control over financial reporting at iPay Technologies Holding Company, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated August 27, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

St. Louis, Missouri

August 27, 2010

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,
	2010	2009	2008

REVENUE
License	$ 52,225	$ 58,434	$ 73,553
Support and service	720,504	614,242	580,334
Hardware	63,857	72,917	89,039
Total	836,586	745,593	742,926

COST OF SALES
Cost of license	5,827	6,885	6,698
Cost of support and service	438,476	385,837	364,140
Cost of hardware	47,163	53,472	64,862
Total	491,466	446,194	435,700

GROSS PROFIT	345,120	299,399	307,226

OPERATING EXPENSES
Selling and marketing	60,875	54,931	55,916
Research and development	50,820	42,901	43,326
General and administrative	51,172	43,681	43,775
Total	162,867	141,513	143,017

OPERATING INCOME	182,253	157,886	164,209

INTEREST INCOME (EXPENSE)
Interest income	161	781	2,145
Interest expense	(1,618)	(1,357)	(1,928)
Total	(1,457)	(576)	217

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	180,796	157,310	164,426

PROVISION FOR INCOME TAXES	62,926	54,208	59,139

INCOME FROM CONTINUING OPERATIONS	117,870	103,102	105,287

DISCONTINUED OPERATIONS (Note 12)
Loss from operations of discontinued component (including loss on disposal of $2,718 in 2008)	-	-	(4,175)
Income tax benefit	-	-	3,110
Loss on discontinued operations	-	-	(1,065)

NET INCOME	$ 117,870	$ 103,102	$ 104,222

Continuing operations	$ 1.38	$ 1.22	$ 1.17
Discontinued operations	-	-	(0.01)
Diluted net income per share	$ 1.38	$ 1.22	$ 1.16
Diluted weighted average shares outstanding	85,381	84,830	89,702

Continuing operations	$ 1.39	$ 1.23	$ 1.19
Discontinued operations	-	-	(0.01)
Basic net income per share	$ 1.39	$ 1.23	$ 1.18
Basic weighted average shares outstanding	84,558	84,118	88,270

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	JUNE 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 125,518	$ 118,251
Investments, at amortized cost	1,000	1,000
Receivables	208,450	192,733
Income tax receivable	6,940	2,692
Prepaid expenses and other	31,762	24,371
Prepaid cost of product	19,432	19,717
Deferred income taxes	-	882

Total current assets	393,102	359,646

PROPERTY AND EQUIPMENT, net	274,670	237,778

OTHER ASSETS:
Prepaid cost of product	11,093	6,793
Computer software, net of amortization	115,647	82,679
Other non-current assets	25,385	11,955
Customer relationships, net of amortization	196,328	55,450
Trade names	10,815	3,999
Goodwill	537,106	292,400

Total other assets	896,374	453,276

Total assets	$ 1,564,146	$ 1,050,700

LIABILITES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 13,500	$ 8,206
Accrued expenses	46,187	34,018
Deferred income taxes	13,265	-
Accrued income taxes	3,851	1,165
Note payable and current maturities of long term debt	105,963	63,461
Deferred revenues	264,219	237,557

Total current liabilities	446,985	344,407

LONG TERM LIABILITIES:
Deferred revenues	11,398	7,981
Deferred income taxes	74,589	65,066
Long-term debt, net of current maturities	272,732	-
Other long-term liabilities	8,070	6,740

Total long term liabilities	366,789	79,787

Total liabilities	813,774	424,194

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value: 250,000,000 shares authorized;
Shares issued at 06/30/10 were 99,808,367
Shares issued at 06/30/09 were 98,020,796	998	980
Additional paid-in capital	334,817	298,378
Retained earnings	724,142	636,733
Less treasury stock at cost
14,406,635 shares at 06/30/10 and at 06/30/09	(309,585)	(309,585)

Total stockholders' equity	750,372	626,506
Total liabilities and stockholders' equity	$ 1,564,146	$ 1,050,700

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,
	2010	2009	2008

PREFERRED SHARES:	-	-	-

COMMON SHARES:
Shares, beginning of year	98,020,796	97,702,098	96,203,030
Shares issued for equity-based payment arrangements	1,689,457	196,727	1,443,071
Shares issued for Employee Stock Purchase Plan	98,114	121,971	55,997
Shares, end of year	99,808,367	98,020,796	97,702,098

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$ 980	$ 977	$ 962
Shares issued for equity-based payment arrangements	17	2	14
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$ 998	$ 980	$ 977

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$ 298,378	$ 291,120	$ 262,742
Shares issued upon exercise of stock options	26,569	1,882	19,151
Shares issued for Employee Stock Purchase Plan	1,953	1,888	1,228
Tax benefits from share-based compensation	4,666	1,216	6,555
Stock-based compensation expense	3,251	2,272	1,444
Balance, end of year	$ 334,817	$ 298,378	$ 291,120

RETAINED EARNINGS:
Balance, beginning of year	$ 636,733	$ 560,534	$ 484,845
Net income	117,870	103,102	104,222
FASB Interpretation No. 48 transition amount	-	-	(3,850)
Dividends (2010-$0.36 per share;
2009- $0.32 per share; 2008-$0.28 per share)	(30,461)	(26,903)	(24,683)
Balance, end of year	$ 724,142	$ 636,733	$ 560,534

TREASURY STOCK:
Balance, beginning of year	$ (309,585)	$ (251,180)	$ (150,184)
Purchase of treasury shares	-	(58,405)	(100,996)
Balance, end of year	$ (309,585)	$ (309,585)	$ (251,180)

TOTAL STOCKHOLDERS' EQUITY	$ 750,372	$ 626,506	$ 601,451

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED JUNE 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 117,870	$ 103,102	$ 104,222

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	36,589	38,859	40,195
Amortization	34,919	25,288	21,811
Deferred income taxes	16,694	7,047	5,320
Expense for stock-based compensation	3,251	2,272	1,444
Loss on assets (including 6/30/08
loss on discontinued operations)	866	938	1,683
Other, net	(2)	(7)	(33)

Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,539)	21,214	(2,913)
Prepaid expenses, prepaid cost of product, and other	(6,458)	1,969	9,670
Accounts payable	630	1,260	(4,951)
Accrued expenses	741	(2,430)	541
Income taxes	4,362	(14,867)	(1,088)
Deferred revenues	10,775	21,943	5,100

Net cash from operating activities	218,698	206,588	181,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(426,653)	(3,027)	(49,324)
Capital expenditures	(54,509)	(31,562)	(31,105)
Purchase of investments	(3,999)	(2,996)	(1,975)
Proceeds from sale of assets	1,032	42	2,098
Proceeds from investments	4,000	3,000	2,000
Computer software developed	(25,586)	(24,684)	(23,736)
Other, net	-	-	(106)

Net cash from investing activities	(505,715)	(59,227)	(102,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
exercise of stock options	31,204	2,720	19,165
Minimum tax withholding payments related to option exercises	(4,635)	(836)	-
Proceeds from sale of common stock, net	1,953	1,889	1,229
Borrowings on credit facilities	448,647	76,692	145,097
Repayments on credit facilities	(145,487)	(90,181)	(145,526)
Debt acquisition costs	(7,598)	-	-
Excess tax benefits from stock-based compensation	661	349	3,809
Purchase of treasury stock	-	(58,405)	(100,996)
Dividends paid	(30,461)	(26,903)	(24,683)

Net cash from financing activities	294,284	(94,675)	(101,905)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 7,267	$ 52,686	$ (23,052)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$ 118,251	$ 65,565	$ 88,617

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 125,518	$ 118,251	$ 65,565

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

Jack Henry & Associates, Inc. and Subsidiaries (“JHA” or the “Company”) is a leading provider of integrated computer systems and services that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software implementation services for financial institutions to utilize JHA software systems, and by providing other related services. JHA provides continuing support and services to customers using in-house or outsourced systems.

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

REVENUE RECOGNITION

The Company derives revenue from the following sources:  license fees, support and service fees and hardware sales. There are no rights of return, condition of acceptance or price protection in the Company’s sales contracts.

License Fee Revenue:  For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements generally include multiple products and services or “elements.”  None of these elements are deemed to be essential to the functionality of the other elements. U.S. GAAP generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. When we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Arrangements with customers that include significant customization, modification, or production of software are accounted for under contract accounting, with the revenue being recognized using the percentage-of-completion method.

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

Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. Some of our hardware revenues are derived under “arrangements” as defined within U.S. GAAP. To the extent hardware revenue is part of such an arrangement and is not deemed essential to the functionality of any of the other elements to the arrangement, it is recognized based on VSOE of fair value at the time of delivery. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.

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

COMPUTER SOFTWARE DEVELOPMENT

The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. The Company’s amortization policy for these capitalized costs is to amortize the costs in accordance with U.S. GAAP. Generally, these costs are amortized based on current and estimated future revenue from the product or on a straight-line basis, whichever yields greater amortization expense.

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

The amortized cost of held-to-maturity securities is $1,000 at both June 30, 2010 and 2009. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment is stated at cost and depreciated principally using the straight-line method over the estimated useful lives of the assets.

Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally five to twenty years, using the straight-line method.

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

COMPREHENSIVE INCOME

Comprehensive income for each of the years ended June 30, 2010, 2009, and 2008 equals the Company's net income.

BUSINESS SEGMENT INFORMATION

In accordance with generally accepted accounting principles, the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 14). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2009, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. During fiscal 2009, the Company repurchased 3,106 treasury shares for $58,405. The total cost of treasury shares at June 30, 2010 is $309,585. At June 30, 2010, there were 14,407 shares in treasury stock and the Company had the authority to repurchase up to 5,584 additional shares. There were no repurchases of treasury stock in 2010.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS No. 141 and has since been incorporated into the Accounting Standards Codification (“ASC”) as ASC 805-10. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination. Relative to SFAS 141(R), the FASB issued FSP 141(R)-1 on April 1, 2009, which is now incorporated in ASC 805-20. ASC 805-20 eliminates the requirement under FAS 141(R) to record assets and liabilities at the acquisition date for noncontractual contingencies at fair value where it is deemed “more-likely-than-not” that an asset or liability would result. Under ASC 805-20, such assets and liabilities would only need to be recorded where the fair value can be determined during the measurement period or where it is probable that an asset or liability exists at the acquisition date and the amount of fair value can be reasonably determined. ASC 805-10 was effective for the Company on July 1, 2009. The adoption of ASC 805-10 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which is now incorporated into ASC 350-30. This position amends ASC 350 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. ASC 350-30 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. ASC 350-30 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the agreement. ASC 350-30 is effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP142-3 did not have a material impact on the Company’s financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which is now incorporated as ASC 105-10 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). ASC 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 was effective for the Company as of the beginning of fiscal 2010, but it did not have a material impact on the Company’s financial statements.

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values for held-to-maturity securities are based on quoted market prices. For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets. The fair value of long term debt also approximates carrying value as estimated using discounting cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

NOTE 3: PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2010	2009	Estimated Useful Life

Land	$ 24,911	$ 24,411
Land improvements	19,838	19,845	5-20 years
Buildings	103,744	99,400	25-30 years
Leasehold improvements	21,012	21,946	5-10 years (1)
Equipment and furniture	211,698	194,149	5-8 years
Aircraft and equipment	40,192	40,060	6-10 years
Construction in progress	53,596	16,694
	474,991	416,505
Less accumulated depreciation	200,321	178,727
Property and equipment, net	$ 274,670	$ 237,778

(1) Lesser of lease term or estimated useful life

The Company had material commitments to purchase property and equipment related to the construction of new facilities, totaling $4,153 and $24,382 at June 30, 2010 and 2009, respectively. Property and equipment included $723 and $273 that was in accrued liabilities at June 30, 2010 and 2009, respectively. Also, the Company acquired $8,896 and $6,748 of computer equipment through a capital lease for the years ended June 30, 2010 and 2009, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4: OTHER ASSETS

Changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009, by reportable segments, are:

	Banking	Credit Union
	Systems	Systems and
	and Services	Services	Total

Balance, as of July 1, 2008	$ 264,575	$ 24,798	$ 289,373
Goodwill acquired during the year	3,027	-	3,027
Balance, as of June 30, 2009	267,602	24,798	292,400
Goodwill acquired during the year	138,319	106,387	244,706
Balance, as of June 30, 2010	$ 405,921	$ 131,185	$ 537,106

The Banking Systems and Services segment additions for fiscal 2010 relate primarily to the acquisitions of iPay and GFSI. The Credit Union Systems and Services segment additions for fiscal 2010 relate to the acquisitions of iPay and PTSI. The additions for fiscal 2009 relate primarily to the ultimate resolution of contingent consideration amounts for the acquisitions of RPM Intelligence, LLC, and AudioTel Corporation. See Note 13-Business Acquisitions for further details.

Information regarding other identifiable intangible assets is as follows:

	June 30,
	2010			2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$ 279,273	$ (82,945)	$ 196,328	$ 126,244	$ (70,794)	$ 55,450

Trade names	10,834	(19)	10,815	3,999	-	3,999

Totals	$ 290,107	$ (82,964)	$ 207,143	$ 130,243	$ (70,794)	$ 59,449

Most of our trade name assets have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years.

Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from five to ten years.

Following is an analysis of the computer software capitalized:

	Carrying	Accumulated
	Amount	Amortization	Total

Balance, July 1, 2008	$ 104,632	$ (29,689)	$ 74,943
Acquired software	-	-	-
Capitalized development cost	24,684	-	24,684
Disposals	(45)	17	(28)
Amortization expense	-	(16,920)	(16,920)
Balance, June 30, 2009	129,271	(46,592)	82,679
Acquired software	30,801	(4,870)	25,931
Capitalized development cost	25,586	-	25,586
Disposals	(783)	16	(767)
Amortization expense	-	(17,782)	(17,782)
Balance, June 30, 2010	$ 184,875	$ (69,228)	$ 115,647

Amortization expense for all intangible assets was $34,919, $25,288, and $21,811 for the fiscal years ended June 30, 2010, 2009, and 2008, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2010, is as follows:

	Customer
Year	Relationships	Software	Total

2011	12,326	19,616	31,942
2012	11,299	15,428	26,727
2013	9,935	9,430	19,365
2014	9,935	5,456	15,391
2015	9,180	3,097	12,277

NOTE 5: DEBT

The Company’s outstanding long and short term debt is as follows:

	June 30,
	2010	2009
LONG TERM DEBT
Long term revolving credit facility	$ 120,000	$ -
Term loan	150,000	-
Capital leases	5,689	-
Other borrowings	2,244	-
	277,933	-
Less current maturities	5,201	-
Long-term debt, net of current maturities	$ 272,732	$ -

SHORT TERM DEBT
Short term revolving credit facility	$ -	$ 60,000
Bullet term loan	100,000	-
Current maturities of long-term debt	5,201	-
Other borrowings	762	3,461
	$ 105,963	$ 63,461

The following table summarizes the annual principal payments required as of June 30, 2010:

Years ended June 30,
2011	$ 105,963
2012	24,499
2013	23,020
2014	22,696
2015	202,517
Thereafter	-
$ 378,695

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facilities

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2010, the outstanding revolving loan balance was $120,000.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010 as set forth in Note 15.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The outstanding balances bear interest at a weighted average rate of 2.99%. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2010, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. Included in property and equipment are related assets of $8,872. At June 30, 2010, $5,689 was outstanding, of which $4,380 will be maturing in the next twelve months.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2010). The credit line was renewed through April 29, 2012. At June 30, 2010, $762 was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at June 30, 2010). The credit line expires March 7, 2011 and is secured by $1,000 of investments. At June 30, 2010, no amount was outstanding.

Interest

The Company paid interest of $759, $1,606, and $2,521 in 2010, 2009, and 2008 respectively. During fiscal 2010, the Company incurred a total of $1,625 of interest, $7 of which was capitalized.

NOTE 6: LEASE COMMITMENTS

The Company leases certain property under operating leases which expire over the next 8 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2010, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2011	$ 8,765
2012	5,362
2013	4,060
2014	3,286
2015	2,565
Thereafter	3,190
Total	$ 27,228

Rent expense was $9,733, $8,314, and $7,895 in 2010, 2009, and 2008, respectively.

NOTE 7: INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	Year ended June 30,
	2010	2009	2008

Current:
Federal	$ 39,994	$ 39,616	$ 48,472
State	6,238	7,527	5,347

Deferred:
Federal	14,327	7,345	4,972
State	2,367	(280)	348
	$ 62,926	$ 54,208	$ 59,139

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2010	2009

Deferred tax assets:
Deferred revenue	$ 1,198	$ 577
Expense reserves (bad debts, insurance,
franchise tax and vacation)	6,591	1,834
Net operating loss carryforwards	12,222	401
Other, net	514	2,273
	20,525	5,085

Deferred tax liabilities:
Accelerated tax depreciation	(17,425)	(20,579)
Accelerated tax amortization	(74,341)	(47,995)
Other, net	(16,307)	(418)
	(108,073)	(68,992)

Net deferred tax liability before valuation allowance	(87,548)	(63,907)

Valuation allowance	(306)	(277)

Net deferred tax liability	$(87,854)	$ (64,184)

The deferred taxes are classified on the balance sheets as follows:

	June 30,
	2010	2009

Deferred income taxes (current)	$(13,265)	$ 882
Deferred income taxes (long-term)	(74,589)	(65,066)
	$(87,854)	$(64,184)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2010	2009	2008

Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes,
net of federal income tax benefits	2.5%	2.7%	2.3%
Research and development credit	-0.7%	-3.0%	-1.0%
Permanent book/tax differences	-0.9%	-0.4%	-0.3%
Section 199 - prior year benefits	-1.8%	0.0%	0.0%
Deferred tax adjustments	0.7%	0.0%	0.0%
Valuation Allowance	0.0%	0.2%	0.0%

	34.8%	34.5%	36.0%

The effective income tax rate for fiscal 2010 increased from fiscal 2009 due primarily to the expiration of the Research and Experimentation Credit (“R&E Credit”), effective January 1, 2010, as well as increases in the rate at which deferred tax liabilities are expected to reverse in future years. These increases were mostly offset by additional benefits received through an extensive analysis of the Domestic Production Activities Deduction (IRC Section 199).

As a result of the acquisition of GFSI, we recorded a net deferred tax asset of $1,776. A net deferred tax liability of $8,043 was recorded upon the acquisition of iPay.

As part of the acquisition of GFSI, we acquired gross net operating loss (“NOL”) carryforwards of $64,431; of which, only $34,592 are expected to be utilized due to the application of IRC Section 382. Separately, as of June 30, 2010, we had state NOL carryforwards of $838. These losses have varying expiration dates, ranging from 2012 to 2029. Based on state tax rules which restrict our usage of these losses, we believe it is more likely than not that $306 of these losses will expire unutilized. Accordingly, a valuation allowance of $306 has been recorded against these assets as of June 30, 2010.

The Company paid income taxes of $42,116, $62,965, and $51,709 in 2010, 2009, and 2008, respectively.

At June 30, 2009, the Company had $5,518 of unrecognized tax benefits. At June 30, 2010, the Company had $7,187 of unrecognized tax benefits, of which, $4,989, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $890 and $732 related to uncertain tax positions at June 30, 2010 and 2009, respectively.

A reconciliation of the unrecognized tax benefits for the years ended June 30, 2010 and 2009 follows:

Unrecognized Tax Benefits

Balance at July 1, 2008	$ 4,055
Additions for current year tax positions	1,044
Additions for prior year tax positions	2,052
Reductions for prior year tax positions	(110)
Settlements	(936)
Reductions related to expirations of statute of limitations	(587)
Balance at June 30, 2009	5,518
Additions for current year tax positions	691
Reductions for current year tax positions	(39)
Additions for prior year tax positions	2,049
Reductions for prior year tax positions	(298)
Settlements	-
Reductions related to expirations of statute of limitations	(734)
Balance at June 30, 2010	$ 7,187

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009. The U.S. federal and state income tax returns for June 30, 2007 and all subsequent years still remain subject to examination as of June 30, 2010 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations of up to $965 could reduce the unrecognized tax benefits balance within twelve months of June 30, 2010.

NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2010, 2009 and 2008) are maintained for potential credit losses.

In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9: STOCK BASED COMPENSATION PLANS

The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and currently issues options to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”).

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

2005 NSOP

The NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director. As of June 30, 2010, there were 480 shares available for future grants under the plan.

A summary of option plan activity under the plans is as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding July 1, 2007	5,389	$16.24
Granted	50	28.52
Forfeited	(8)	24.64
Exercised	(1,454)	13.38
Outstanding June 30, 2008	3,977	17.42
Granted	50	17.45
Forfeited	(19)	20.77
Exercised	(248)	12.28
Outstanding June 30, 2009	3,760	17.75
Granted	50	23.65
Forfeited	(71)	26.64
Exercised	(1,842)	16.70
Outstanding June 30, 2010	1,897	$18.58	$11,712

Vested and Expected to Vest June 30, 2010	1,897	$18.58	$11,712

Exercisable June 30, 2010	1,882	$18.55	$11,678

The weighted-average fair value of options granted during fiscal 2010, fiscal 2009, and fiscal 2008 was $8.90, $7.87, and $11.83, respectively. The only options granted during fiscal years 2010, 2009 and 2008 were to non-employee members of the Company’s board of directors. The assumptions used in estimating fair value and resulting compensation expenses are as follows:

	Year Ended June 30,
	2010	2009	2008

Weighted Average Assumptions:
Expected life (years)	6.67	3.72	7.41
Volatility	33%	30%	28%
Risk free interest rate	3.0%	1.4%	4.1%
Dividend yield	1.52%	1.72%	0.98%

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

Our pre-tax operating income for the years ended June 30, 2010, 2009 and 2008 includes $3,251, $2,272 and $1,444 of stock-based compensation costs, respectively. The total cost for the years ended June 30, 2010, 2009 and 2008 includes $2,347, $1,620, and $871 relating to the restricted stock plan, respectively.

As of June 30, 2010, there was $42 of total unrecognized compensation costs related to stock options that have not yet vested. These costs are expected to be recognized over a weighted average period of 0.51 years. The weighted average remaining contractual term on options currently exercisable as of June 30, 2010 was 2.75 years.

Following is an analysis of stock options outstanding and exercisable as of June 30, 2010:

Range of			Weighted-Average Remaining	Weighted-Average
Exercise Prices	Shares		Contractural Life in Years	Exercise Price
	Outstanding	Exercisable	Outstanding	Outstanding	Exercisable

$10.84 - $11.50	698	698	2.78	$ 10.84	$ 10.84
$11.51 - $18.55	202	197	5.02	17.05	17.04
$18.56 - $21.52	195	195	2.82	19.76	19.76
$21.53 - $22.86	190	190	2.34	21.87	21.87
$22.87 - $25.71	210	205	3.23	24.39	24.41
$25.72 - $27.14	5	5	1.15	25.72	25.72
$27.15 - $27.22	250	250	0.97	27.15	27.15
$27.23 - $29.61	134	129	3.16	28.46	28.45
$29.62 - $29.99	10	10	0.43	29.63	29.63
$30.00 - $30.00	3	3	0.93	30.00	30.00

$10.84 - $30.00	1,897	1,882	2.80	$ 18.58	$ 18.55

The income tax benefits from stock option exercises totaled $4,666 for the year ended June 30, 2010.

The total intrinsic value of options exercised was $12,694, $1,999 and $18,010 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

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

The following table summarizes non-vested share awards as of June 30, 2010, as well as activity for the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2008	130	$ 24.87
Granted	146	19.04
Vested	(9)	25.60
Forfeited	-	-
Non-vested shares at June 30, 2009	267	21.66
Granted	139	22.59
Vested	(19)	22.36
Forfeited	-	-
Non-vested shares at June 30, 2010	387	$ 21.96

The non-vested shares will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At June 30, 2010, there was $4,339 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 2.09 years.

NOTE 10: EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted net income per share:

	Year Ended June 30,

	2010	2009	2008
Income from continuing operations	$117,870	$103,102	$105,287
Discontinued Operations	-	-	(1,065)
Net Income	$117,870	$103,102	$104,222
Common share information:
Weighted average shares outstanding for basic EPS	84,558	84,118	88,270
Dilutive effect of stock options	823	712	1,432
Shares for diluted EPS	85,381	84,830	89,702
Basic Earnings per Share:
Income from continuing operations	$ 1.39	$ 1.23	$ 1.19
Discontinued operations	-	-	(0.01)
Basic Earnings per Share	$ 1.39	$ 1.23	$ 1.18
Diluted Earnings per Share:
Income from continuing operations	$ 1.38	$ 1.22	$ 1.17
Discontinued operations	-	-	(0.01)
Diluted Earnings per Share	$ 1.38	$ 1.22	$ 1.16

Stock options to purchase approximately 602 shares for fiscal 2010, 1,267 shares for fiscal 2009, and 536 shares for fiscal 2008, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company established an employee stock purchase plan in 2006. The plan originally allowed the majority of employees the opportunity to directly purchase shares of the Company at a 5% discount. On October 30, 2007, the shareholders approved an amendment to the plan that increased the discount to 15% beginning January 1, 2008. With this amendment, the plan no longer met the criteria as a non-compensatory plan. As a result, beginning January 1, 2008, the Company began recording the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2010 and 2009 was $345 and $333, respectively.

The Company has a defined contribution plan for its employees, the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. Employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $9,369, $8,341, and $7,937 for fiscal 2010, 2009, and 2008, respectively.

NOTE 12: DISCONTINUED OPERATIONS

On June 30, 2008, the Company sold its insurance agency outsourcing business, Banc Insurance Services, Inc. (“BIS”) and Banc Insurance Agency, Inc. (“BIA”), to the division’s management team and a private equity group for a nominal amount. The transaction resulted in a pre-tax loss of $2,718.

In accordance with the provisions of GAAP, the results of operations of this business for the current and prior periods have been reported as discontinued operations. The divesture of this business was made as a result of poorer than expected operating results.

The insurance agency outsourcing business provided turnkey outsourced insurance agency solutions for financial institutions. Operations of the business, which were formerly included in the Bank Systems and Services segment, are summarized as follows:

Year Ended June 30, 2008

Revenue	$ 1,680
Loss before income taxes	(1,457)
Income tax benefit	536

Net loss from discontinued operations	(921)
Less loss on disposal, net of income taxes	(144)

Loss on discontinued operations	$ (1,065)

In connection with the sale, the Company accrued $471 lease loss, net of estimated subleases.

NOTE 13: BUSINESS ACQUISITIONS

Fiscal 2010 Acquisitions:

Goldleaf Financial Solutions, Inc.

On October 1, 2009, the Company acquired all of the issued and outstanding shares of GFSI, a provider of integrated technology and payment processing solutions to financial institutions of all sizes. According to the terms of the merger agreement, each share of GFSI stock issued and outstanding was converted into the right to receive $0.98 in cash, for a total cash outlay of $19,085. The acquisition of GFSI is expected to broaden the Company’s market presence, strengthen our competitive position by diversifying our product and service offerings and provide significant cost synergies to the combined organization. In addition to the cash paid to acquire the outstanding shares of GFSI, the Company also paid $48,532 in cash at closing to settle various outstanding obligations of GFSI, resulting in a total cash outlay of $67,617. This cash outlay was funded using existing operating cash.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 1, 2009 are set forth below:

Current assets (inclusive of cash acquired of $1,319)	$ 12,952
Long-term assets	7,466
Identifiable intangible assets	39,845
Total liabilities assumed	(25,727)
Total identifiable net assets	34,536
Goodwill	33,081
Net assets acquired	$ 67,617

The goodwill of $33,081 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of GFSI, along with the value of GFSI’s assembled workforce. All of the goodwill was assigned to the Banking Systems and Services segment. None of this goodwill is expected to be deductible for income tax purposes.

The fair value of current assets acquired includes trade accounts receivable with a fair value of $8,089. The gross amount receivable is $8,769, of which $680 is expected to be uncollectible. In addition, the Company acquired an investment in direct financing leases, which includes lease payments receivable of $4,210, all of which is assumed to be collectible.

During fiscal 2010, the Company incurred $1,708 in costs related to the acquisition of GFSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of GFSI’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 includes revenue of $44,794 and after tax net income of $1,204.

PEMCO Technology Services, Inc.

On October 29, 2009, the Company acquired all of the issued and outstanding shares of PTSI, a leading provider of payment processing solutions primarily for the credit union industry, for $61,841 paid in cash. The cash used for this acquisition was funded using borrowings against available lines of credit.

The acquisition of PTSI is expected to broaden the Company’s product offerings within its electronic payments business as well as expand the Company’s presence in the credit union market beyond its core client base.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 29, 2009 are set forth below:

Current assets (inclusive of cash acquired of $2,275)	$ 9,448
Long-term assets	1,222
Identifiable intangible assets	34,912
Total liabilities assumed	(3,572)
Total identifiable net assets	42,010
Goodwill	19,831
Net assets acquired	$ 61,841

The goodwill of $19,831 arising from this acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of PTSI, along with the value of PTSI’s assembled workforce. All of the goodwill from this acquisition was assigned to the Credit Union Systems and Services segment. The Company and the former shareholder of PTSI jointly made an Internal Revenue Code Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize goodwill for tax purposes.

The fair value of current assets acquired includes accounts receivable of $4,686, all of which is deemed collectible.

During fiscal 2010, the Company incurred $249 in costs related to the acquisition of PTSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of PTSI’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 includes revenue of $33,738 and after tax net income of $3,289.

iPay Technologies Holding Company, LLC

On June 4, 2010, the Company acquired all of the equity interests of iPay, a leading provider of online bill payment solutions for both banks and credit unions, for $301,143 paid in cash. The cash used for this acquisition was funded primarily through borrowings on available lines of credit and certain term notes issued concurrent with the acquisition.

The acquisition of iPay is expected to expand the Company’s presence in the growing electronic payments industry, strengthen the Company’s electronic payments offering, and increase recurring revenue.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of June 4, 2010 are set forth below:

Current assets (inclusive of cash acquired of $354)	$ 3,692
Long-term assets	6,362
Identifiable intangible assets	116,286
Total liabilities assumed	(17,542)
Total identifiable net assets	108,798
Goodwill	192,345
Net assets acquired	$ 301,143

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.

The goodwill of $192,345 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of iPay, along with the value of iPay’s assembled workforce. Goodwill from this acquisition has been preliminarily allocated between our Banking Systems and Services and our Credit Union Systems and Services segments based upon the extent to each segment is expected to benefit from the synergies of the combination; however, management has not fully completed its assessment of this allocation as of the date of these financial statements. Approximately 80% of the goodwill is expected to be deductible for income tax purposes.

The fair value of current assets acquired includes accounts receivable of $1,403, all of which is deemed to be collectible.

During fiscal year 2010, the Company incurred $2,280 in costs related to the acquisition of iPay. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The results of iPay’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 include revenue of $3,526 and after-tax net income of $38.

Fiscal 2008 Acquisitions:

On July 1, 2007, the Company acquired all of the capital stock of Gladiator Technology Services, Inc. (“Gladiator”). Gladiator is a provider of technology security services for financial institutions. The purchase price for Gladiator, $17,425 paid in cash, was allocated to the assets and liabilities acquired based on then-estimated fair values at the acquisition date, resulting in an allocation of $(729) to working capital, $799 to property and equipment, $4,859 to customer relationships, and $12,496 to goodwill. The acquired goodwill has been allocated to the banking systems and services segment. The Company and the former shareholders of Gladiator jointly made an IRC Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize the customer relationships and goodwill for tax purposes.

On October 1, 2007, the Company acquired all of the capital stock of AudioTel Corporation (“AudioTel”). AudioTel is a provider of remittance, merchant capture, check imaging, document imaging and management, and telephone and internet banking solutions. The purchase price for AudioTel, $32,092 paid in cash, was preliminarily allocated to the assets and liabilities acquired based upon then-estimated fair values at the acquisition date, resulting in an allocation of $(2,634) to working capital, $528 to property and equipment, $6,017 to customer relationships, $5,728 to capitalized software, $(4,346) to deferred taxes, and $26,799 to goodwill. As part of the purchase agreement, $3,000 of consideration was contingent upon the achievement of operating income targets over the two-year period ending on September 30, 2009. During the third quarter of fiscal 2009, the Company and the former shareholders of AudioTel agreed to amend the purchase agreement to fully settle the contingency for $15. The acquired goodwill has been allocated to the banking systems and services segment and is non-deductible for tax purposes.

The accompanying consolidated statements of income for the fiscal years ended June 30, 2010, 2009 and 2008 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented.  In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Year Ended
	June 30,
	2010	2009	2008
Revenue	$910,218	$906,078	$883,730

Gross profit	$387,160	$370,474	$370,655

Income from continuing operations	$124,955	$113,464	$108,448

Earnings per share - continuing operations	$ 1.46	$ 1.34	$ 1.21
Diluted shares	85,381	84,830	89,702

Earnings per share - continuing operations	$ 1.48	$ 1.35	$ 1.23
Basic shares	84,558	84,118	88,270

NOTE 14: BUSINESS SEGMENT INFORMATION

The Company is a leading provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company’s operations are classified into two business segments: bank systems and services (“Bank”) and credit union systems and services (“Credit Union”). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue. The following amounts have been adjusted to exclude discontinued operations (See Note 12):

	For the Year Ended June 30, 2010
	Bank	Credit Union	Total

REVENUE
License	$ 38,117	$ 14,108	$ 52,225
Support and service	585,470	135,034	720,504
Hardware	48,695	15,162	63,857
Total	672,282	164,304	836,586

COST OF SALES
Cost of license	4,732	1,095	5,827
Cost of support and service	348,489	89,987	438,476
Cost of hardware	35,961	11,202	47,163
Total	389,182	102,284	491,466

GROSS PROFIT	$283,100	$ 62,020	$ 345,120

	For the Year Ended June 30, 2009
	Bank	Credit Union	Total

REVENUE
License	$ 45,169	$ 13,265	$ 58,434
Support and service	514,748	99,494	614,242
Hardware	57,794	15,123	72,917
Total	617,711	127,882	745,593

COST OF SALES
Cost of license	6,113	772	6,885
Cost of support and service	321,489	64,348	385,837
Cost of hardware	42,297	11,175	53,472
Total	369,899	76,295	446,194

GROSS PROFIT	$247,812	$ 51,587	$ 299,399

	For the Year Ended June 30, 2008
	Bank	Credit Union	Total

REVENUE
License	$ 52,528	$ 21,025	$ 73,553
Support and service	495,687	84,647	580,334
Hardware	68,175	20,864	89,039
Total	616,390	126,536	742,926

COST OF SALES
Cost of license	5,376	1,322	6,698
Cost of support and service	305,640	58,500	364,140
Cost of hardware	49,504	15,358	64,862
Total	360,520	75,180	435,700

GROSS PROFIT	$255,870	$ 51,356	$ 307,226

	For the Year Ended June 30,
	2010	2009	2008
Depreciation expense, net
Bank systems and services	$ 34,497	$ 36,816	$ 37,970
Credit Unions systems and services	2,092	2,043	2,225
Total	$ 36,589	$ 38,859	$ 40,195

Amortization expense, net
Bank systems and services	$ 27,675	$ 22,779	$ 19,580
Credit Unions systems and services	7,244	2,509	2,231
Total	$ 34,919	$ 25,288	$ 21,811

Capital expenditures
Bank systems and services	$ 51,392	$ 30,752	$ 30,994
Credit Unions systems and services	3,117	810	111
Total	$ 54,509	$ 31,562	$ 31,105

	For the Year Ended June 30,
	2010	2009

Property and equipment, net
Bank systems and services	$ 241,596	$ 208,488
Credit Unions systems and services	33,074	29,290
Total	$ 274,670	$ 237,778

Intangible assets, net
Bank systems and services	$ 613,217	$ 389,252
Credit Unions systems and services	246,679	45,276
Total	$ 859,896	$ 434,528

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

On July 8, 2010, the Company paid in full its bullet term loan of $100,000, which was due on December 4, 2010.

On August 23, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.095 per share of common stock, payable on September 22, 2010 to shareholders of record on September 7, 2010.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 11,402	$ 12,013	$ 16,391	$ 12,419	$ 52,225
Support and service	155,926	184,143	182,090	198,345	720,504
Hardware	15,003	14,705	17,068	17,081	63,857
Total	182,331	210,861	215,549	227,845	836,586

COST OF SALES
Cost of license	1,120	1,091	1,804	1,812	5,827
Cost of support and service	95,810	110,026	114,667	117,973	438,476
Cost of hardware	11,010	10,664	12,565	12,924	47,163
Total	107,940	121,781	129,036	132,709	491,466

GROSS PROFIT	74,391	89,080	86,513	95,136	345,120

OPERATING EXPENSES
Selling and marketing	12,125	14,866	16,765	17,119	60,875
Research and development	10,148	12,339	14,001	14,332	50,820
General and administrative	10,181	14,512	12,088	14,391	51,172
Total	32,454	41,717	42,854	45,842	162,867

OPERATING INCOME	41,937	47,363	43,659	49,294	182,253

INTEREST INCOME (EXPENSE)
Interest income	41	4	9	107	161
Interest expense	(90)	(143)	(186)	(1,199)	(1,618)
Total	(49)	(139)	(177)	(1,092)	(1,457)

INCOME BEFORE INCOME TAXES	41,888	47,224	43,482	48,202	180,796

PROVISION FOR INCOME TAXES	15,614	17,247	11,847	18,218	62,926

NET INCOME	$ 26,274	$ 29,977	$ 31,635	$ 29,984	$117,870

Diluted net income per share	$ 0.31	$ 0.35	$ 0.37	$ 0.35	$ 1.38
Diluted weighted average shares
outstanding	84,823	85,224	85,480	85,998	85,381

Basic net income per share	$ 0.31	$ 0.36	$ 0.37	$ 0.35	$ 1.39
Basic weighted average shares
outstanding	83,870	84,341	84,694	85,325	84,558

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 13,294	$ 14,860	$ 12,730	$ 17,550	$ 58,434
Support and service	151,947	155,053	151,839	155,403	614,242
Hardware	17,857	20,291	15,839	18,930	72,917
Total	183,098	190,204	180,408	191,883	745,593

COST OF SALES
Cost of license	1,089	2,052	1,436	2,308	6,885
Cost of support and service	96,132	96,502	96,732	96,471	385,837
Cost of hardware	13,348	14,277	12,002	13,845	53,472
Total	110,569	112,831	110,170	112,624	446,194

GROSS PROFIT	72,529	77,373	70,238	79,259	299,399

OPERATING EXPENSES
Selling and marketing	13,932	13,845	12,873	14,281	54,931
Research and development	11,546	10,191	10,694	10,470	42,901
General and administrative	11,459	11,725	9,595	10,902	43,681
Total	36,937	35,761	33,162	35,653	141,513

OPERATING INCOME	35,592	41,612	37,076	43,606	157,886

INTEREST INCOME (EXPENSE)
Interest income	563	146	56	16	781
Interest expense	(427)	(524)	(241)	(165)	(1,357)
Total	136	(378)	(185)	(149)	(576)

INCOME BEFORE INCOME TAXES	35,728	41,234	36,891	43,457	157,310

PROVISION FOR INCOME TAXES	13,219	13,249	12,089	15,651	54,208

NET INCOME	$ 22,509	$ 27,985	$ 24,802	$ 27,806	$103,102

Diluted net income per share	$ 0.26	$ 0.33	$ 0.30	$ 0.33	$ 1.22
Diluted weighted average shares
outstanding	86,622	84,958	83,480	84,261	84,830

Basic net income per share	$ 0.26	$ 0.33	$ 0.30	$ 0.33	$ 1.23
Basic weighted average shares
outstanding	85,744	84,314	82,873	83,541	84,118

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.”  Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2010; their report is included in Item 8 of this Form 10K.

During the fiscal quarter ending June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, notwithstanding the acquisition of iPay (see Note 14 to the Consolidated Financial Statements in Item 8).

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

None.

PART III

Item 10.

 Directors, Executive Officers and Corporate Governance

See the information under the captions “Election of Directors”, “Corporate Governance”, “Audit Committee Report”, “Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which is incorporated herein by reference.

Item 11.

 Executive Compensation

See the information under captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Corporate Governance”, and “Directors Compensation” in the Company’s definitive Proxy Statement which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under the captions “Stock Ownership of Certain Stockholders” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement which is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

See the information under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement which is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services

See the information under the captions ”Audit Committee Report” and “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

-

Report of Independent Registered Public Accounting Firm

-

Consolidated Statements of Income for the Years Ended June 30, 2010, 2009 and 2008

-

Consolidated Balance Sheets as of June 30, 2010 and 2009

-

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2010, 2009 and 2008

-

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008

-

Notes to the Consolidated Financial Statements

(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:

There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) See “Index to Exhibits” set forth below.

All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

       Index to Exhibits

Exhibit No.

Description

2.1

Agreement and Plan of Merger among Jack Henry & Associates, Inc., Peachtree Acquisition Corporation and Goldleaf Financial Solutions, Inc. attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2009.

2.2

Stock Purchase Agreement between PEMCO Corporation and Jack Henry & Associates, Inc. attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 30, 2009.

2.3

Securities Purchase Agreement between Jack Henry & Associates, Inc., iPay Technologies Holding Company, LLC and signatory Sellers dated May 6, 2010.

2.4

First Amendment to Securities Purchase Agreement between Jack Henry & Associates, Inc., iPay Technologies Holding Company, LLC and SEI V iPay AIV, L.P. dated May 27, 2010.

3.1.7

Restated Certificate of Incorporation, attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003.

3.2.2

Restated and Amended Bylaws, attached as Exhibit 3.2.2 to the Company’s Current Report on Form 8-K filed November 13, 2008.

10.3

The Company’s 1995 Non-Qualified Stock Option Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.8

Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.9

The Company’s 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1997.

10.21

Amendment to the Company’s 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.

10.27

The Company’s Restricted Stock Plan, attached as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed September 12, 2006.

10.28

The Company’s 2005 Non-Qualified Stock Option Plan, attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed September 12, 2006.

10.29

Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 6, 2006.

10.31

Form of Termination Benefits Agreement, attached as Exhibit 10.31 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.32

Form of Restricted Stock Agreement (executives), attached as Exhibit 10.32 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.33

Form of Restricted Stock Agreement (Vice presidents and certain other managers), attached as Exhibit 10.33 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.34

Amendment No. 2 to Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.34 to the Company’s Current Report on Form 8-K filed November 1, 2007.

10.35

Jack Henry & Associates, Inc. 2007 Annual Incentive Plan, attached as Exhibit 10.35 to the Company’s Current Report on Form 8-K filed November 1, 2007.

10.36

Jack Henry & Associates, Inc. 1995 Non-Qualified Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.37

Jack Henry & Associates, Inc. 1996 Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.38

Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008, attached as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.39

Revised Form of Restricted Stock Agreement (executives), attached as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009.

10.40

Amended and Restated Credit Agreement among Jack Henry & Associates, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., regions Bank and U.S. Bank National Association, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2010.

21.1

List of the Company’s subsidiaries.

23.1

Consent of Independent Registered Public Accounting Firm.

31.1

Certification of Chief Executive Officer.

31.2

Certification of Chief Financial Officer.

32.1

Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2

Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of August, 2010.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael E. Henry Michael E. Henry	Chairman of the Board and Director	August 27, 2010

/s/ John F. Prim John F. Prim	Chief Executive Officer and Director	August 27, 2010

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 27, 2010

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 27, 2010

/s/ James J. Ellis James J. Ellis	Director	August 27, 2010

/s/ Craig R. Curry Craig R. Curry	Director	August 27, 2010

/s/ Wesley A. Brown Wesley A. Brown	Director	August 27, 2010

/s/ Matthew Flanigan Matthew Flanigan	Director	August 27, 2010

/s/ Marla Shepard Marla Shepard	Director	August 27, 2010