Form 10-Q
period 2010-09-30
HENRY JACK & ASSOCIATES INC
filed 2010-11-05
CIK 779152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, Registrant has 85,623,471 shares of common stock outstanding ($0.01 par value).

	JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2010 and June 30, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Income for the Three Months
	Ended September 30, 2010 and 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4	Controls and Procedures	21

PART II	OTHER INFORMATION

ITEM 6	Exhibits	22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2010	June 30, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 46,766	$ 125,518
Investments, at amortized cost	1,000	1,000
Receivables	133,499	208,450
Income tax receivable	6,217	6,940
Prepaid expenses and other	35,645	31,762
Prepaid cost of product	25,627	19,432

Total current assets	248,754	393,102

PROPERTY AND EQUIPMENT, net	274,471	274,670

OTHER ASSETS:
Non-current prepaid cost of product	13,439	11,093
Computer software, net of amortization	114,332	115,647
Other non-current assets	24,730	25,385
Customer relationships, net of amortization	191,912	196,328
Trade names	10,761	10,815
Goodwill	537,106	537,106

Total other assets	892,280	896,374

Total assets	$ 1,415,505	$ 1,564,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 8,633	$ 13,500
Accrued expenses	37,915	46,187
Deferred income tax liability	13,284	13,265
Accrued income taxes	13,200	3,851
Notes payable and current maturities of long term debt	11,043	105,963
Deferred revenues	220,965	264,219

Total current liabilities	305,040	446,985

LONG TERM LIABILITIES:
Non-current deferred revenues	14,373	11,398
Non-current deferred income tax liability	75,111	74,589
Debt, net of current maturities	235,422	272,732
Other long-term liabilities	8,395	8,070

Total long term liabilities	333,301	366,789

Total liabilities	638,341	813,774

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value; 250,000,000 shares authorized;
Shares issued at 09/30/10 were 99,967,554
Shares issued at 06/30/10 were 99,808,367	1,000	998
Additional paid-in capital	337,958	334,817
Retained earnings	747,791	724,142
Less treasury stock at cost
14,406,635 shares at 09/30/10 and 06/30/10	(309,585)	(309,585)

Total stockholders' equity	777,164	750,372

Total liabilities and stockholders' equity	$ 1,415,505	$ 1,564,146

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

REVENUE
License	$ 9,459	$ 11,402
Support and service	210,610	155,926
Hardware	14,753	15,003
Total revenue	234,822	182,331

COST OF SALES
Cost of license	1,178	1,120
Cost of support and service	125,806	95,810
Cost of hardware	10,805	11,010
Total cost of sales	137,789	107,940

GROSS PROFIT	97,033	74,391

OPERATING EXPENSES
Selling and marketing	16,362	12,125
Research and development	15,390	10,148
General and administrative	12,506	10,181
Total operating expenses	44,258	32,454

OPERATING INCOME	52,775	41,937

INTEREST INCOME (EXPENSE)
Interest income	17	41
Interest expense	(2,892)	(90)
Total interest income (expense)	(2,875)	(49)

INCOME BEFORE INCOME TAXES	49,900	41,888

PROVISION FOR INCOME TAXES	18,129	15,614

NET INCOME	$ 31,771	$ 26,274

Diluted net income per share	$ 0.37	$ 0.31
Diluted weighted average shares outstanding	86,147	84,823

Basic net income per share	$ 0.37	$ 0.31
Basic weighted average shares outstanding	85,469	83,870

Cash dividends paid per share	$ 0.095	$ 0.085

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 31,771	$ 26,274

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	10,225	8,967
Amortization	11,946	6,862
Change in deferred income taxes	522	244
Expense for stock-based compensation	933	640
Loss on disposal of assets	29	139

Changes in operating assets and liabilities:
Change in receivables	74,951	70,878
Change in prepaid expenses, prepaid cost of product and other	(11,246)	(7,958)
Change in accounts payable	(4,867)	964
Change in accrued expenses	(8,979)	(3,744)
Change in income taxes	10,357	9,444
Change in deferred revenues	(40,279)	(47,053)

Net cash from operating activities	75,363	65,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,023)	(11,977)
Proceeds from sale of assets	-	25
Computer software developed	(6,159)	(5,347)
Proceeds from investments	1,000	1,000
Purchase of investments	(999)	(1,000)

Net cash from investing activities	(16,181)	(17,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	435	1,621
Repayments on credit facilities	(132,289)	(62,166)
Dividends paid	(8,121)	(7,143)
Excess tax benefits from stock-based compensation	117	192
Proceeds from issuance of common stock upon exercise of
stock options	2,025	10,043
Minimum tax withholding payments related to option
exercises	(667)	(1,622)
Proceeds from sale of common stock, net	566	484

Net cash from financing activities	(137,934)	(58,591)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (78,752)	$ (10,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 125,518	$ 118,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 46,766	$ 108,018

Net cash paid for income taxes was $7,122 and $5,746 for the three months ended September 30, 2010 and 2009, respectively. The Company paid interest of $3,172 and $135 for the three months ended September 30, 2010 and 2009, respectively. Capital expenditures exclude property and equipment additions totaling $557 and $694 that were in accrued liabilities or were acquired via capital lease during the three months ended September 30, 2010 and 2009, respectively.

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

Consolidation

The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.

Fair value of financial instruments

Fair values for held-to-maturity securities are based on quoted market prices. For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities. The fair value of the long term debt also approximates carrying value as estimated using discounted cash flows based on the Company's current incremental borrowing rates or quoted prices in active markets.

Comprehensive income

Comprehensive income for the three-month periods ended September 30, 2010 and 2009 equals the Company's net income.

Interim financial statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  ("Form 10-K") for the year ended June 30, 2010. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and its cash flows for the three-month periods ended September 30, 2010 and 2009.

The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.

ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company's annual consolidated financial statements for the developments during the three months ended September 30, 2010.

Common stock

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and September 30, 2010, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2010 is $309,585. There were no repurchases of treasury stock during the three months ended September 30, 2010.

Commitments and contingencies

For fiscal 2011, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager's bonus is contingent upon meeting individualized business unit objectives established by the executive officer to whom the general manager reports.

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

NOTE 3.

RECENT ACCOUNTING PRONOUNCEMENT

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements. This new standard eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. This new guidance did not have a material impact on revenue recognition because nearly all of the Company's revenue arrangements are subject to Accounting Standards Codification Topic 985. Such arrangements are considered out of scope for this ASU.

In October 2009, the FASB also issued Accounting Standard Update No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements. This revision to Software (Topic 985) drops from its scope all tangible products containing both software and non-software components that operate together to deliver the product's functions. The majority of the Company's software arrangements are not tangible products with software components; therefore, this update did not materially impact the company.

NOTE 4.

DEBT

The Company's outstanding long and short term debt is as follows:

	September 30,	June 30,
	2010	2010
LONG TERM DEBT
Long term revolving credit facility	$ 90,000	$ 120,000
Term loan	150,000	150,000
Capital leases	-	5,689
Other borrowings	1,905	2,244
	241,905	277,933
Less current maturities	6,483	5,201
Long-term debt, net of current maturities	$ 235,422	$ 272,732

SHORT TERM DEBT
Bullet term loan	$ -	$ 100,000
Capital leases	4,161	-
Current maturities of long-term debt	6,483	5,201
Other borrowings	399	762
	$ 11,043	$ 105,963

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facilities

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2010, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 3.04%.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At September 30, 2010, the outstanding balance was bearing interest at a rate of 3.04%.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2010, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. The capital lease obligations have been reclassified to short term as the entire $4,161 outstanding at September 30, 2010 will be maturing within the next twelve months.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2010). The credit line was renewed through April 29, 2012. At September 30, 2010, $399 was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at September 30, 2010). The credit line expires March 7, 2011 and is secured by $1,000 of investments. At September 30, 2010, no amount was outstanding.

NOTE 5.

INCOME TAXES

At September 30, 2010, the Company had $6,675 of gross unrecognized tax benefits, $5,000 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010, we had accrued interest and penalties of $970 related to uncertain tax positions.

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company's U.S. federal income tax returns for fiscal years ended June 2008 through 2009. The U.S. federal and state income tax returns for June 30, 2007 and all subsequent years still remain subject to examination as of September 30, 2010 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations of up to $1,077 which could reduce the unrecognized tax benefits balance within twelve months of September 30, 2010.

NOTE 6.

STOCK-BASED COMPENSATION

For the three months ended September 30, 2010 and 2009, there was $933 and $640, respectively, in compensation expense from equity-based awards. During the quarter the Company adopted an amendment to the Restricted Stock Plan to provide unit awards to employees. The Company issued unit awards during the three months ended September 30, 2010 and continues to issue share awards under the Restricted Stock Plan. The Company previously issued options to employees under the 1996 Stock Option Plan ("1996 SOP") and to outside directors under the 2005 Non-Qualified Stock Option Plan ("2005 NSOP"). No issues were made under the 1996 SOP or the 2005 NSOP during the three months ended September 30, 2010.

2005 NSOP and 1996 SOP

Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP - Stock options

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2010	1,897	$ 18.58
Granted	-	-
Forfeited	(1)	10.84
Exercised	(93)	17.45
Outstanding September 30, 2010	1,803	$ 18.64	$ 13,230

As of September 30, 2010, there was $22 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.25 years. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2010 was 2.60 years.

Restricted Stock Plan

The amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010, for its executive officers. Unit awards will be made to employees remaining in continuous employment throughout the performance period and vary based on the Company's percentile ranking in Total Shareholder Return ("TSR") over the performance period compared to a peer group of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company's stock.

The following table summarizes non-vested unit awards as of September 30, 2010, as well as activity for the three months then ended:

Restricted Stock Plan - Unit awards	Shares	Weighted Average Grant Date Fair Value
Non-vested units at July 1, 2010	-	$ -
Granted	293	15.77
Vested	-	-
Forfeited	-	-
Non-vested units at September 30, 2010	293	$ 15.77

The assumptions used in this model to estimate fair value and resulting values are as follows:

Weighted Average Assumptions at measurement date:
Volatility	37%
Risk free interest rate	0.9%
Dividend yield	1.60%
Stock Beta	0.89

The following table summarizes non-vested share awards as of September 30, 2010, as well as activity for the three months then ended:

Restricted Stock Plan - Share awards	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2010	387	$ 21.96
Granted	80	23.80
Vested	(56)	23.80
Forfeited	-	-
Non-vested shares at September 30, 2010	411	$ 22.06

At September 30, 2010, there was $10,075 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and share awards, which will be recognized over a weighted-average period of 2.24 years.

NOTE 7.

EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2010	2009
Net Income	$ 31,771	$ 26,274
Common share information:
Weighted average shares outstanding for basic EPS	85,469	83,870
Dilutive effect of stock options and restricted stock	678	953
Shares for diluted EPS	86,147	84,823

Basic Earnings per Share	$ 0.37	$ 0.31

Diluted Earnings per Share	$ 0.37	$ 0.31

Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2010 and 2009. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options and restricted stock to purchase approximately 486 and 670 shares for the three-month periods ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted income per common share.

NOTE 8.

BUSINESS ACQUISITIONS

The accompanying consolidated statements of income for the three months ended September 30, 2009 do not include any revenues and expenses related to the fiscal 2010 acquisitions, being Goldleaf Financial Solutions, Inc. ("GFSI"), PEMCO Technology Services, Inc. ("PTSI") and iPay Technologies Holding Company, LLC ("iPay"). which were acquired on October 1, 2009, October 29, 2009, and June 4, 2010, respectively The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three months ended
	September 30,
	2010	2009
	(Actual)	(Pro Forma)
Revenue	$234,822	$219,858

Gross profit	$ 97,033	$ 91,486

Income from continuing operations	$ 31,771	$ 27,688

Diluted earnings per share	$ 0.37	$ 0.33
Diluted shares	86,147	84,823

Basic earnings per share	$ 0.37	$ 0.33
Basic shares	85,469	83,870

NOTE 9.

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

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 7,104	$ 2,355	$ 9,459	$ 8,540	$ 2,862	$ 11,402
Support and service	164,578	46,032	210,610	130,990	24,936	155,926
Hardware	10,193	4,560	14,753	10,896	4,107	15,003
Total	181,875	52,947	234,822	150,426	31,905	182,331

COST OF SALES
Cost of license	1,078	100	1,178	932	188	1,120
Cost of support and service	96,446	29,360	125,806	79,450	16,360	95,810
Cost of hardware	7,306	3,499	10,805	7,990	3,020	11,010
Total	104,830	32,959	137,789	88,372	19,568	107,940

GROSS PROFIT	$ 77,045	$ 19,988	$ 97,033	$ 62,054	$ 12,337	$ 74,391

	September 30,	June 30,
	2010	2010

Property and equipment, net
Bank systems and services	$ 239,379	$ 241,596
Credit Union systems and services	35,092	33,074
Total	$ 274,471	$ 274,670

Identified intangible assets, net
Bank systems and services	$ 608,943	$ 613,217
Credit Union systems and services	245,168	246,679
Total	$ 854,111	$ 859,896

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for both in-house installations and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. For in-house installations we also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and nine image-enabled item-processing centers located throughout the United States.

Slow recovery from the US financial crisis remains a primary concern as it continues to threaten our customers and our industry. The profits of many financial institutions have decreased, resulting in some reduction of demand for new products and services. During the past two years, a number of financial institutions have failed or been subject to government intervention. To date, such actions have not materially impacted our revenue or results of operations. In each of the past two years, approximately 1% of all financial institutions in the United States have been subject to regulatory action. We believe that the number of regulatory actions will likely peak in calendar 2010 and begin to decline in calendar 2011, absent a significant downturn in the economy. The increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation can benefit us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and can negatively impact us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees which are generally provided for in multi-year OutLink client contracts. These fees are primarily generated when an existing outsourced client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action or from a customer that has selected in-house processing.

We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We continue to have a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise when the economic recovery strengthens. Our cautious optimism has been expressed through our acquisitions of GFSI, PTSI and iPay during the year ended June 30, 2010. These are the three largest acquisitions in our Company's history and present us with opportunities to extend our customer base and produce returns for our stockholders.

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2010 follows. All amounts are in thousands and discussions compare the current three-month period ended, September 30, 2010, to the prior year three-month period ended September 30, 2009.

REVENUE

License Revenue	Three Months Ended
	September 30,		% Change
	2010	2009

License	$ 9,459	$ 11,402	-17%
Percentage of total revenue	4%	6%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The decrease in license revenue for the quarter compared to the same quarter a year ago is due mostly to a decrease in core software license revenue, particularly for Silverlake® (our flagship core software solution for larger banks), for which the average deal size was smaller in the current quarter compared to a year ago. This decrease was partially offset in the current quarter by license revenue from the acquisition of GFSI, which was acquired in the second quarter of last fiscal year. For the three months ended September 30, 2010, GFSI added $1,019 to license revenue. We believe these decreases in license revenue result from the recent economic downturn, as we have seen some of our customers postpone making capital investments in technology, including software. In addition, our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware.

Support and Service Revenue	Three Months Ended
	September 30,		% Change
	2010	2009

Support and service	$ 210,610	$ 155,926	35%
Percentage of total revenue	90%	86%

Quarter Over Quarter Change	$ Change	% Change

In-House Support & Other Services	$ 8,954	13%
EFT Support	34,565	87%
Outsourcing Services	5,113	15%
Implementation Services	6,052	45%
Total Increase	$ 54,684

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and EFT Support services.

There was strong growth in all support and service revenue components for the current quarter.

In-house support revenue increased as the number of supported in-house customers has grown. Also, because annual maintenance fees are based on supported institutions' asset size, in-house support revenue increases as our customers' assets grow. In addition, the acquisition of GFSI contributed $5,648 to this component of support and service revenue in the current quarter compared to a year ago.

EFT support experienced the largest percentage growth. Most of the revenue growth in EFT is attributable to the acquisitions of GFSI, PTSI and iPay. Combined, the acquisitions added $30,169l to this line during the current quarter. Revenue growth within EFT support, when excluding the effect of the acquisitions, continues to be strong with an increase of 11% over the prior fiscal year's first quarter.

Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future.

The increase in implementation services revenue is primarily related to the acquisition of GFSI, which added $2,788 in implementation revenue for the current year. In addition, revenue from merger conversions for existing customers that acquired other financial institutions increased from the previous year.

Hardware Revenue	Three Months Ended
	September 30,		% Change
	2010	2009

Hardware	$ 14,753	$ 15,003	-2%
Percentage of total revenue	6%	8%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased due to a decrease in the number of hardware systems and components delivered in the current quarter compared to a year ago. Again, we believe these decreases result from the recent economic downturn.

BACKLOG

Our backlog increased 12% at September 30, 2010 to $327,300 ($73,100 in-house and $254,200 outsourcing) from $291,200 ($61,800 in-house and $229,400 outsourcing) at September 30, 2009. The acquisition of GFSI contributed $15,565 to this increase. Backlog as of June 30, 2010 totaled $328,800 ($78,200 in-house and $250,600 outsourcing) which is comparable to the current quarter.

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

Cost of Sales and Gross Profit	Three Months Ended
	September 30,		% Change
	2010	2009

Cost of License	$ 1,178	$ 1,120	5%
Percentage of total revenue	1%	1%

License Gross Profit	$ 8,281	$ 10,282	-19%
Gross Profit Margin	88%	90%

Cost of support and service	$ 125,806	$ 95,810	31%
Percentage of total revenue	54%	53%

Support and Service Gross Profit	$ 84,804	$ 60,116	41%
Gross Profit Margin	40%	39%

Cost of hardware	$ 10,805	$ 11,010	-2%
Percentage of total revenue	5%	6%

Hardware Gross Profit	$ 3,948	$ 3,993	-1%
Gross Profit Margin	27%	27%

TOTAL COST OF SALES	$ 137,789	$ 107,940	28%
Percentage of total revenue	59%	59%

TOTAL GROSS PROFIT	$ 97,033	$ 74,391	30%
Gross Profit Margin	41%	41%

While current quarter licence revenue decreased, cost of license depends greatly on third party reseller agreement software vendor costs. During the current quarter, these costs have increased as a percentage of license revenue as complementary software sales that have associated third party vendor costs have increased.

Cost of support and service increased for the quarter commensurate with the increase in support and services revenue. However, support and service margins have increased over the prior year as a result of the acquisitions of GFSI and of iPay, which combined to contribute $10,586 in gross profit for the current quarter; representing a gross profit margin of nearly 43%.

Cost of hardware has fluctuated in line with hardware revenue for the current quarter.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended
	September 30,		% Change
	2010	2009

Selling and marketing	$ 16,362	$ 12,125	35%
Percentage of total revenue	7%	7%

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

For the three months ended September 30, 2010, selling and marketing expenses increased mainly due to increasing personnel costs, including commission expenses due to the fiscal 2010 acquisitions. Selling and marketing expense have remained a consistent 7% as a percentage of total revenue.

Research and Development	Three Months Ended
	September 30,		% Change
	2010	2009

Research and development	$ 15,390	$ 10,148	52%
Percentage of total revenue	7%	6%

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

Research and development expenses increased 52% over last year's first quarter primarily due to increased personnel costs and the use of consultants and independent contractors compared to the same period a year ago related to the acquisitions in fiscal 2010. This also caused the increase from 6% in the first quarter of fiscal 2010 to 7% of total revenue.

General and Administrative	Three Months Ended
	September 30,		% Change
	2010	2009

General and administrative	$ 12,506	$ 10,181	23%
Percentage of total revenue	5%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense increased for the quarter due mainly to the growth in personnel costs relating to the acquisitions in fiscal 2010. Furthermore, cost control measures and the virtualization of the credit union user group conference in the first quarter of 2009 led to lower than average costs in the prior year which accentuated the quarter over quarter change. General and administrative expenses reduced to 5% of total revenue compared to 6% for the first quarter last year due to cost control measures undertaken by the Company.

INTEREST INCOME AND EXPENSE – Interest income for the three months ended September 30, 2010 reflects a decrease of $24 when compared to the same period last year. Interest income decreased due to lower invested balances and lower yields on invested balances. Interest expense increased $2,802, due to increased borrowings on the revolving bank credit facility and term loan borrowings to fund the iPay acquisition, which as of September 30, 2010 totaled $240,000, compared to no balance as of September 30, 2009.

PROVISION FOR INCOME TAXES – The provision for income taxes was $18,129 for the three months ended September 30, 2010 compared with $15,614 for the same period last year. As of the end of the current quarter, the rate of income taxes is estimated at 36.3% of income before income taxes compared to 37.3% as reported for the same quarter in fiscal 2010. The percentage decrease was primarily due to additional benefits received from the Domestic Production Activities Deduction (IRC Section 199). Beginning with the 2010 tax year, this deduction increased from 6% to 9% of qualifying income.

NET INCOME – Net Income increased 21% for the three months ended September 30, 2010. For the first quarter of fiscal 2011, it was $31,771 or $0.37 per diluted share compared to $26,274, or $0.31 per diluted share in the same period last year.

BUSINESS SEGMENT DISCUSSION

The Company is a leading provider of integrated computer systems that perform data processing (available for in-house installations or outsourced services) for banks and credit unions. The Company's operations are classified into two business segments: bank systems and services ("Bank") and credit union systems and services ("Credit Union"). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

Bank Systems and Services
	Three Months Ended		Percent
	September 30,		Change
	2010	2009

Revenue	$181,875	$150,426	21%
Gross Profit	$ 77,045	$ 62,054	24%

Gross Profit Margin	42%	41%

Revenue in bank systems and services increased with 26% growth in Support and service revenue being partially offset by decreases in both license and hardware revenue compared to the same period a year ago. Gross profit margin has increased slightly compared to the first quarter of fiscal 2010 as EFT Support, which carries higher than average margins, has increased as a percentage of support and service revenue.

Credit Union Systems and Services
	Three Months Ended		Percent
	September 30,		Change
	2010	2009

Revenue	$ 52,947	$ 31,905	66%
Gross Profit	$ 19,988	$ 12,337	62%

Gross Profit Margin	38%	39%

Revenue in the credit union system and services segment increased from last year for all revenue components except license and implementation revenue. EFT Support had the largest dollar and percentage increase from last year, primarily due to the impact of the acquisition of PTSI and iPay. Combined, these acquisitions contributed $18,572 to EFT Support revenue during the current quarter. Gross profit margin for the Credit Union Systems and Services segment decreased slightly in the current quarter, primarily due to the acquisition of PTSI, which provided slightly lower margins than the other components of EFT Support.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents decreased to $46,766 at September 30, 2010, from $125,518 at June 30, 2010, and also decreased from $108,018 at September 30, 2009. The decrease in the cash balance from June 30, 2010 is primarily due to the repayment of long and short term debt.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Three months ended September 30,
	2010	2009

Net income	$ 31,771	$ 26,274
Non-cash expenses	23,655	16,852
Change in receivables	74,951	70,878
Change in deferred revenue	(40,279)	(47,053)
Change in other assets and liabilities	(14,735)	(1,294)

Net cash provided by operating activities	$ 75,363	$ 65,657

During the first quarter of fiscal 2011, as is the case during the first quarter of each fiscal year, the Company's cash flow from operations benefited from the collection of receivables related to our annual maintenance billings which are issued during the fourth quarter each year. In the current quarter, those inflows were partially offset by cash outflows related to an increase in prepaid expenses and a decrease in accounts payable and accrued expenses.

Cash used in investing activities for the current quarter totaled $16,181. The largest use of cash was capital expenditure for facilities and equipment, including the on-going construction of our new Branson, Missouri facility and other computer equipment purchases, totaling $10,023. Other major uses of cash included $6,159 for the development of software. In the first quarter of fiscal 2010, cash used in investing activities totaled $17,299. The largest use of cash was capital expenditure for facilities and equipment, including the construction of our new Springfield, Missouri facility, totaling $11,977. Other major uses of cash included $5,347 for the development of software.

Financing activities used cash of $137,934 during the current quarter. There were net cash outflows to repay long and short term borrowings on our credit facilities of $132,289 and $8,121 was used to fund dividends paid to stockholders. Cash used was partially offset by $2,041 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock (through the employee stock purchase plan). In the first quarter of last year, financing activities used cash of $58,591. There were net cash outflows to repay short-term borrowings on our lines of credit of $62,166 and $7,143 was used to fund dividends paid to stockholders. Cash used was partially offset by $9,097 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock.

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

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $10,023 and $11,977 for the three-month periods ended September 30, 2010 and 2009, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2011.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and September 30, 2010, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2010 is $309,585.

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facilities

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2010, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 3.04%.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At September 30, 2010, the outstanding balance was bearing interest at a rate of 3.04%.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2010, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. The capital lease obligations have been reclassified to short term as the entire $4,161 outstanding at September 30, 2010 will be maturing within the next twelve months.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2010). The credit line was renewed through April 29, 2012. At September 30, 2010, $399 was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board's prime rate (3.25% at September 30, 2010). The credit line expires March 7, 2011 and is secured by $1,000 of investments. At September 30, 2010, no amount was outstanding.

Critical Accounting Policies

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations – "Critical Accounting Policies" – contained in our annual report on Form 10-K for the year ended June 30, 2010.

Forward Looking Statements

The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.

CONCLUSION

Despite continuing challenges in our market, the Company's results of operations and its financial position continue to be solid, with increased gross profit and net income for the three months ended September 30, 2010, compared to the same period a year ago. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise when the economic recovery strengthens.

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

Based on our outstanding debt with variable interest rates as of September 30, 2010, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2011 by less than $2,400.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.

EXHIBITS

10.41	Amendment to the Jack Henry & Associates, Inc. Restricted Stock Plan dated August 20, 2010, attached as Exhibit 10.1 to the Company's Current Report on form 8-K filed August 24, 2010.
10.42	Form of Restricted Stock Unit Award Agreement attached as Exhibit 10.2 to the Company's Current Report on form 8-K filed August 24, 2010.
31.1	Certification of the Chief Executive Officer dated November 5, 2010.
31.2	Certification of the Chief Financial Officer dated November 5, 2010.
32.1	Written Statement of the Chief Executive Officer dated November 5, 2010.
32.2	Written Statement of the Chief Financial Officer dated November 5, 2010.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and June 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: November 5, 2010

/s/ John F. Prim

John F. Prim

Chief Executive Officer and Director

Date: November 5, 2010

/s/ Kevin D. Williams

Kevin D. Williams

Chief Financial Officer and Treasurer