Form 10-Q
period 2010-12-31
HENRY JACK & ASSOCIATES INC
filed 2011-02-04
CIK 779152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(Zip Code)

417-235-6652

(Registrant’s telephone number, including area code)

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 1, 2011, Registrant has 86,156,053 shares of common stock outstanding ($0.01 par value).

	JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2010 and June 30, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2010 and 2009 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4	Controls and Procedures	21

PART II	OTHER INFORMATION

ITEM 6	Exhibits	22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	December 31, 2010	June 30, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 46,871	$ 125,518
Investments, at amortized cost	1,000	1,000
Receivables	126,827	208,450
Income tax receivable	7,852	6,940
Prepaid expenses and other	33,273	31,762
Prepaid cost of product	23,240	19,432

Total current assets	239,063	393,102

PROPERTY AND EQUIPMENT, net	270,984	274,670

OTHER ASSETS:
Non-current prepaid cost of product	16,065	11,093
Computer software, net of amortization	112,564	115,647
Other non-current assets	27,250	25,385
Customer relationships, net of amortization	187,493	196,328
Trade names	10,707	10,815
Goodwill	533,520	533,520

Total other assets	887,599	892,788

Total assets	$ 1,397,646	$ 1,560,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 8,026	$ 13,500
Accrued expenses	40,720	46,403
Deferred income tax liability	10,449	10,449
Accrued income taxes	100	3,851
Notes payable and current maturities of long term debt	15,043	105,963
Deferred revenues	174,920	264,219

Total current liabilities	249,258	444,385

LONG TERM LIABILITIES:
Non-current deferred revenues	15,096	11,398
Non-current deferred income tax liability	74,687	73,603
Debt, net of current maturities	229,889	272,732
Other long-term liabilities	9,569	8,070

Total long term liabilities	329,241	365,803

Total liabilities	578,499	810,188

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value; 250,000,000 shares authorized;
Shares issued at 12/31/10 were 100,497,182
Shares issued at 06/30/10 were 99,808,367	1,005	998
Additional paid-in capital	352,037	334,817
Retained earnings	775,690	724,142
Less treasury stock at cost
14,406,635 shares at 12/31/10 and 06/30/10	(309,585)	(309,585)

Total stockholders' equity	819,147	750,372

Total liabilities and stockholders' equity	$ 1,397,646	$ 1,560,560

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUE
License	$ 15,460	$ 12,013	$ 24,919	$ 23,415
Support and service	212,378	184,143	422,988	340,069
Hardware	14,797	14,705	29,550	29,708
Total revenue	242,635	210,861	477,457	393,192

COST OF SALES
Cost of license	2,079	1,091	3,257	2,211
Cost of support and service	126,857	110,026	252,663	205,836
Cost of hardware	10,880	10,664	21,685	21,674
Total cost of sales	139,816	121,781	277,605	229,721

GROSS PROFIT	102,819	89,080	199,852	163,471

OPERATING EXPENSES
Selling and marketing	16,979	14,866	33,341	26,991
Research and development	15,837	12,339	31,227	22,487
General and administrative	15,014	14,512	27,520	24,693
Total operating expenses	47,830	41,717	92,088	74,171

OPERATING INCOME	54,989	47,363	107,764	89,300

INTEREST INCOME (EXPENSE)
Interest income	32	4	49	45
Interest expense	(2,487)	(143)	(5,379)	(233)
Total interest income (expense)	(2,455)	(139)	(5,330)	(188)

INCOME BEFORE INCOME TAXES	52,534	47,224	102,434	89,112

PROVISION FOR INCOME TAXES	16,489	17,247	34,618	32,861

NET INCOME	$ 36,045	$ 29,977	$ 67,816	$ 56,251

Diluted net income per share	$ 0.42	$ 0.35	$ 0.79	$ 0.66
Diluted weighted average shares outstanding	86,523	85,224	86,335	85,023

Basic net income per share	$ 0.42	$ 0.36	$ 0.79	$ 0.67
Basic weighted average shares outstanding	85,770	84,341	85,620	84,106

Cash dividends paid per share	$ 0.095	$ 0.085	$ 0.190	$ 0.170

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 67,816	$ 56,251

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	20,882	18,390
Amortization	24,160	15,265
Change in deferred income taxes	1,082	458
Expense for stock-based compensation	2,206	1,496
Loss on disposal of assets	176	145

Changes in operating assets and liabilities:
Change in receivables	81,623	87,554
Change in prepaid expenses, prepaid cost of product and other	(11,727)	(6,790)
Change in accounts payable	(5,475)	(867)
Change in accrued expenses	(6,700)	(5,874)
Change in income taxes	(2,613)	2,568
Change in deferred revenues	(85,601)	(92,740)

Net cash from operating activities	85,829	75,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	-	(125,864)
Capital expenditures	(15,452)	(25,881)
Proceeds from sale of assets	-	25
Computer software developed	(12,133)	(12,909)
Proceeds from investments	2,000	2,000
Purchase of investments	(2,000)	(2,000)

Net cash from investing activities	(27,585)	(164,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	399	61,621
Repayments on credit facilities	(135,293)	(64,814)
Dividends paid	(16,266)	(14,313)
Excess tax benefits from stock-based compensation	589	356
Proceeds from issuance of common stock upon exercise of
stock options	14,245	13,982
Minimum tax withholding payments related to option
exercises	(1,629)	(2,254)
Proceeds from sale of common stock, net	1,064	887

Net cash from financing activities	(136,891)	(4,535)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (78,647)	$ (93,308)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 125,518	$ 118,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 46,871	$ 24,943

Net cash paid for income taxes was $35,560 and $29,661 for the six months ended December 31, 2010 and 2009, respectively. The Company paid interest of $5,458 and $218 for the six months ended December 31, 2010 and 2009, respectively. Capital expenditures exclude property and equipment additions totaling $2,349 and $591 that were in accrued liabilities or were acquired via capital lease during the six months ended December 31, 2010 and 2009, respectively

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the company

Jack Henry & Associates, Inc. and Subsidiaries (“JHA” or the “Company”) is a provider of integrated computer systems and services that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware) and by providing the conversion and software implementation services for financial institutions to utilize JHA software systems, and by providing other related services. JHA also provides continuing support and services to customers using in-house or outsourced systems.

Consolidation

The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.

Fair value of financial instruments

Fair values for held-to-maturity securities are based on quoted market prices. For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities. The fair value of the long term debt also approximates carrying value as estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.

Comprehensive income

Comprehensive income for the three and six month periods ended December 31, 2010 and 2009 equals the Company’s net income.

Interim financial statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the year ended June 30, 2010. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2010, and the results of its operations for the three and six-month periods ended December 31, 2010 and 2009, and its cash flows for the six-month periods ended December 31, 2010 and 2009.

The results of operations for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.  ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the three and six-month periods ended December 31, 2010.

Common stock

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and December 31, 2010, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2010 is $309,585. There were no repurchases of treasury stock during the six months ended December 31, 2010.

Commitments and contingencies

For fiscal 2011, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income targets and upon attainment of a superior return on average assets in comparison with a group of peer companies selected by the Compensation Committee. For general managers, one half of each manager’s bonus is contingent upon meeting individual business unit objectives established by the executive officer to whom the general manager reports.

The Company has entered into agreements that provide its executive officers with compensation totaling two years’ base salary and target bonus in the event the Company terminates the executive without cause within the period from 90 days before to two years after a change in control of the Company. The Company has also entered into agreements that provide its general managers with compensation totaling one year of base salary and target bonus under circumstances identical to those contained in the executive officer agreements.

NOTE 3.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which is effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This new standard eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. This new guidance did not have a material impact on revenue recognition because nearly all of the Company’s revenue arrangements are subject to Accounting Standards Codification Topic 985. Such arrangements are considered out of scope for this ASU.

In October 2009, the FASB also issued Accounting Standard Update No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements, which is also effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This revision to Software (Topic 985) drops from its scope all tangible products containing both software and non-software components that operate together to deliver the product's functions. The majority of the Company’s software arrangements are not tangible products with software components; therefore, this update did not materially impact the company.

NOTE 4.

DEBT

The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2010	2010
LONG TERM DEBT
Long term revolving credit facility	$ 90,000	$ 120,000
Term loan	150,000	150,000
Capital leases	961	5,689
Other borrowings	1,457	2,244
	242,418	277,933
Less current maturities	12,529	5,201
Long-term debt, net of current maturities	$ 229,889	$ 272,732

SHORT TERM DEBT
Bullet term loan	$ -	$ 100,000
Capital leases	2,514	-
Current maturities of long-term debt	12,529	5,201
Other borrowings	-	762
Notes payable and current maturities of long term debt	$ 15,043	$ 105,963

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facility

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2010, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 3.04%.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At December 31, 2010, the outstanding balance was bearing interest at a rate of 3.04%. Of the $150,000 outstanding, $11,250 will be maturing within the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2010, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. New capital lease obligations were entered into during the quarter of which $961 remains outstanding at December 31, 2010 and $511 will be maturing within the next twelve months. The remaining capital lease obligations totaling $2,514 will be maturing within the next twelve months.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2010). The credit line was renewed through April 29, 2012. At December 31, 2010, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at December 31, 2010).  The credit line expires March 7, 2011 and is secured by $1,000 of investments. At December 31, 2010, no amount was outstanding.

NOTE 5.

INCOME TAXES

The effective tax rate of 31.4% of income before income taxes for the quarter ended December 31, 2010 is lower than 36.5% for the same quarter in fiscal 2010 primarily due to the retroactive extension of the Credit for Increasing Research Activities (IRC Section 41).

At December 31, 2010, the Company had $7,767 of gross unrecognized tax benefits, $6,092 of which, if recognized would affect our effective tax rate.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2010, we had accrued interest and penalties of $1,076 related to uncertain tax positions.

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009.  The U.S. federal and state income tax returns for June 30, 2007 and all subsequent years still remain subject to examination as of December 31, 2010 under statute of limitations rules.  We anticipate potential changes resulting from the expiration of statutes of limitations of up to $1,090 which could reduce the unrecognized tax benefits balance within twelve months of December 31, 2010.

NOTE 6.

STOCK-BASED COMPENSATION

For the three months ended December 31, 2010 and 2009, there was $1,272 and $856, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2011 and 2010 includes $2,206 and $1,496 of equity-based compensation costs, respectively. During the fiscal year the Company adopted an amendment to the Restricted Stock Plan to provide unit awards to employees. The Company issued both unit awards and share awards under the Restricted Stock Plan during the six months ended December 31, 2010. The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the six months ended December 31, 2010.

2005 NSOP and 1996 SOP

Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2010	1,897	$ 18.58
Granted	-	-
Forfeited	(46)	28.31
Exercised	(620)	21.77
Outstanding December 31, 2010	1,231	$ 16.61	$ 15,426

Vested December 31, 2010	1,231	$ 16.61	$ 15,426

Exercisable December 31, 2010	1,215	$ 16.53	$ 15,337

Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2010 was 2.90 years.

Restricted Stock Plan

The amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010, for its executive officers. Unit awards will be made to employees remaining in continuous employment throughout the performance period and vary based on the Company’s percentile ranking in Total Shareholder Return (“TSR”) over the performance period compared to a peer group of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company’s stock.

The following table summarizes non-vested unit awards as of December 31, 2010, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Non-vested units at July 1, 2010	-	$ -
Granted	293	15.77
Vested	-	-
Forfeited	-	-
Non-vested units at December 31, 2010	293	$ 15.77

The assumptions used in this model to estimate fair value and resulting values are as follows:

Weighted Average Assumptions at measurement date:
Volatility	37%
Risk free interest rate	0.9%
Dividend yield	1.60%
Stock Beta	0.89

At December 31, 2010, there was $4,152 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and share awards, which will be recognized over a weighted-average period of 2.69 years.

The following table summarizes non-vested share awards as of December 31, 2010, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2010	387	$ 21.96
Granted	101	24.48
Vested	(57)	23.79
Forfeited	(14)	21.88
Non-vested shares at December 31, 2010	417	$ 22.32

At December 31, 2010, there was $5,364 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and share awards, which will be recognized over a weighted-average period of 1.98 years.

NOTE 7.

EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Income	$ 36,045	$ 29,977	$ 67,816	$ 56,251
Common share information:
Weighted average shares outstanding for basic EPS	85,770	84,341	85,620	84,106
Dilutive effect of stock options and restricted stock	753	883	715	917
Shares for diluted EPS	86,523	85,224	86,335	85,023

Basic Earnings per Share	$ 0.42	$ 0.36	$ 0.79	$ 0.67

Diluted Earnings per Share	$ 0.42	$ 0.35	$ 0.79	$ 0.66

Per share information is based on the weighted average number of common shares outstanding for the periods ended December 31, 2010 and 2009. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. Anti-dilutive stock options and restricted stock to purchase approximately 116 and 601 shares and 348 and 638 shares for the three and six-month periods ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted income per common share.

NOTE 8.

BUSINESS ACQUISITIONS

iPay Technologies Holding Company, LLC

On June 4, 2010, the Company acquired all of the equity interests of iPay Technologies Holding Company, LLC (“iPay”), a leading provider of online bill payment solutions for both banks and credit unions, for $301,143 paid in cash.

Through the Company’s ongoing evaluation of the preliminary purchase price allocation, it identified a $2.8 million decrease in the current deferred tax liability assumed, a $1.0 million decrease in the long term deferred tax liability assumed and a $0.2 million increase in accrued expenses assumed, with a corresponding $3.6 million decrease in the goodwill arising from the acquisition. The measurement period adjustment was attributable to new information gathered related to the deferred tax liability of iPay in the preparation of its final tax return. The measurement period adjustment was made retrospectively on the acquisition date, June 4, 2010, and did not impact the consolidated income statement. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of June 4, 2010, updated for the retrospective adjustment, are set forth below:

Current assets (inclusive of cash acquired of $353)	$ 3,692
Long-term assets	6,362
Identifiable intangible assets	116,286
Total liabilities assumed	(13,956)
Total identifiable net assets	112,384
Goodwill	188,759
Net assets acquired	$ 301,143

Management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination and the final purchase price allocation will be reported at a later date.

The accompanying consolidated statements of income for the three and six-month periods ended December 31, 2009 do not include any revenues and expenses related to the fiscal 2010 acquisitions, being Goldleaf Financial Solutions, Inc. (“GFSI”), PEMCO Technology Services, Inc. (“PTSI”) and iPay which were acquired on October 1, 2009, October 29, 2009, and June 4, 2010, respectively prior to the closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Revenue	$ 242,635	$ 225,448	$ 477,457	$ 445,306

Gross profit	102,819	96,198	199,852	187,684

Net Income	$ 36,045	$ 31,946	$ 67,816	$ 59,632

Earnings per share - diluted	$ 0.42	$ 0.37	$ 0.79	$ 0.70
Diluted Shares	86,523	85,224	86,335	85,023

Earnings per share - basic	$ 0.42	$ 0.38	$ 0.79	$ 0.71
Basic Shares	85,770	84,341	85,620	84,106

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

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 11,258	$ 4,202	$ 15,460	$ 8,838	$ 3,175	$ 12,013
Support and service	166,033	46,345	212,378	150,427	33,716	184,143
Hardware	11,731	3,066	14,797	11,752	2,953	14,705
Total	189,022	53,613	242,635	171,017	39,844	210,861

COST OF SALES
Cost of license	1,696	383	2,079	856	235	1,091
Cost of support and service	96,728	30,129	126,857	87,851	22,175	110,026
Cost of hardware	8,480	2,400	10,880	8,430	2,234	10,664
Total	106,904	32,912	139,816	97,137	24,644	121,781

GROSS PROFIT	$ 82,118	$ 20,701	$102,819	$ 73,880	$ 15,200	$ 89,080

	Six Months Ended			Six Months Ended
	December 31, 2010			December 31, 2009
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 18,362	$ 6,557	$ 24,919	$ 17,378	$ 6,037	$ 23,415
Support and service	330,611	92,377	422,988	281,417	58,652	340,069
Hardware	21,924	7,626	29,550	22,648	7,060	29,708
Total	370,897	106,560	477,457	321,443	71,749	393,192

COST OF SALES
Cost of license	2,774	483	3,257	1,788	423	2,211
Cost of support and service	193,175	59,488	252,663	167,301	38,535	205,836
Cost of hardware	15,786	5,899	21,685	16,420	5,254	21,674
Total	211,735	65,870	277,605	185,509	44,212	229,721

GROSS PROFIT	$159,162	$ 40,690	$199,852	$135,934	$ 27,537	$163,471

	December 31,	June 30,
	2010	2010

Property and equipment, net
Bank systems and services	$ 236,644	$ 241,596
Credit Union systems and services	34,340	33,074
Total	$ 270,984	$ 274,670

Identified intangible assets, net
Bank systems and services	$ 599,309	$ 611,245
Credit Union systems and services	244,975	245,065
Total	$ 844,284	$ 856,310

NOTE 10.

SUBSEQUENT EVENTS

On February 4, 2011, the Company's Board of Directors declared a cash dividend of $0.105 per share on its common stock, payable on March 10, 2011 to shareholders of record on February 22, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Background and Overview

We provide integrated computer systems for both in-house installations and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. For in-house installations we also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our eight data centers in six physical locations and eight image-enabled item-processing centers located throughout the United States.

Slow recovery from the US financial crisis remains a primary concern as it continues to threaten our customers and our industry. The profits of many financial institutions have decreased, resulting in some reduction of demand for new products and services. During the past two years, a number of financial institutions have failed or been subject to government intervention. To date, such actions have not materially impacted our revenue or results of operations. In each of the past two years, approximately 1% of all financial institutions in the United States have been subject to regulatory action. We believe that the number of regulatory actions will begin to decline through calendar 2011, absent a significant downturn in the economy. The increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation can benefit us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and can negatively impact us when a competing platform is selected. Consolidations and acquisitions also impact our financial results due to early contract termination fees which are generally provided for in multi-year outsourced contracts. These fees are primarily generated when an existing outsourced client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action or from a customer that has selected in-house processing.

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

A detailed discussion of the major components of the results of operations for the three and six-month periods ended December, 2010 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2010, to the prior year three and six-month periods ended December 31, 2009 respectively.

REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

License	$ 15,460	$ 12,013	29%	$ 24,919	$ 23,415	6%
Percentage of total revenue	6%	6%		5%	6%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The current quarter increase in license revenue is due mostly to increased revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions). There was also an increase in license revenue year-to-date compared to prior year due to the above noted performance of the Alogent® products, plus an additional quarter of revenues from GFSI (which was acquired in the second quarter of last fiscal year), which added $1,019 of acquisition related growth to license revenue. This was partly offset by decreases in core software license revenue, particularly for Silverlake® (our flagship core software solution for larger banks), for which the average deal size was smaller compared to a year ago. We believe these decreases in core license revenue result from the recent economic downturn, as we have seen some of our customers postpone making capital investments in technology, including software. In addition, our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees or hardware.

Support and Service Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Support and service	$ 212,378	$ 184,143	15%	$ 422,988	$ 340,069	24%
Percentage of total revenue	88%	87%		89%	86%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Change	$ Change	% Change

In-House Support & Other Services	$ 2,315	3%	$ 11,270	8%
Electronic Payment Services	21,783	40%	56,348	60%
Outsourcing Services	4,311	12%	9,424	13%
Implementation Services	(174)	-1%	5,877	19%
Total Increase	$ 28,235		$ 82,919

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and electronic payment services.

There was strong growth in all support and service revenue components for the current quarter, other than implementation services which was down only slightly from last quarter. The first half of fiscal 2011 has seen strong growth in all areas.

In-house support revenue increased for the quarter and year-to-date as the number of supported in-house customers has grown and annual maintenance fees have increased as our customers’ assets grow. In addition, the acquisition of GFSI contributed a further $5,648 year-to-date to this component of support and service revenue compared to a year ago.

Electronic payment services continued to experience the largest percentage growth. The quarterly revenue increase is mostly attributable to the acquisitions of iPay and PTSI which added $16,520 of acquisition related growth. Combined, the acquisitions of GFSI, PTSI and iPay added $46,695 year-to-date. Revenue growth within electronic payment services, excluding the effect of the acquisitions, continues to be strong with a quarterly increase of 9.6% over the prior fiscal year’s second quarter and a year-to-date increase of 10.2% over the first 6 months of fiscal 2010.

Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. Revenues from outsourcing services are typically under five-year service contracts therefore providing long-term, recurring revenues.

The increase in implementation services revenue for the six months to December 31, 2010 is primarily related to the acquisition of GFSI, which added $2,788 in implementation revenue for the current year. In addition, revenue from merger conversions for existing customers that acquired other financial institutions increased from the previous year.

Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Hardware	$ 14,797	$ 14,705	1%	$ 29,550	$ 29,708	-1%
Percentage of total revenue	6%	7%		6%	8%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased slightly in the quarter but decreased slightly year-to-date, due to a decrease in the number of hardware systems and components delivered. Despite the slight increase in the current quarter, we expect the overall decreasing trend to continue due to the trend towards outsourcing contracts, which typically do not include hardware.

BACKLOG

Our backlog increased 8% at December 31, 2010 to $342,700 ($78,700 in-house and $264,000 outsourcing) from $316,300 ($76,600 in-house and $239,700 outsourcing) at December 31, 2009. The current quarter backlog increased 5% from September 30, 2010, when backlog was $327,300 ($73,100 in-house and $254,200 outsourcing).

COST OF SALES AND GROSS PROFIT

Cost of license represents the cost of software from third party vendors through remarketing agreements. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item processing centers providing services for our outsourced customers, electronic payment processing services and direct operating costs. These costs are recognized as they are incurred.  Cost of hardware consists of the direct and related costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.

Cost of Sales and Gross Profit	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Cost of License	$ 2,079	$ 1,091	91%	$ 3,257	$ 2,211	47%
Percentage of total revenue	1%	1%		1%	1%

License Gross Profit	$ 13,381	$ 10,922	23%	$ 21,661	$ 21,204	2%
Gross Profit Margin	87%	91%		87%	91%

Cost of support and service	$ 126,857	$ 110,026	15%	$ 252,663	$ 205,836	23%
Percentage of total revenue	52%	52%		53%	52%

Support and Service Gross Profit	$ 85,521	$ 74,117	15%	$ 170,326	$ 134,233	27%
Gross Profit Margin	40%	40%		40%	39%

Cost of hardware	$ 10,880	$ 10,664	2%	$ 21,685	$ 21,674	0%
Percentage of total revenue	4%	5%		5%	6%

Hardware Gross Profit	$ 3,917	$ 4,041	-3%	$ 7,865	$ 8,034	-2%
Gross Profit Margin	26%	27%		27%	27%

TOTAL COST OF SALES	$ 139,816	$ 121,781	15%	$ 277,605	$ 229,721	21%
Percentage of total revenue	58%	58%		58%	58%

TOTAL GROSS PROFIT	$ 102,819	$ 89,080	15%	$ 199,852	$ 163,471	22%
Gross Profit Margin	42%	42%		42%	42%

Cost of license depends greatly on third party reseller agreement software vendor costs. During the current quarter and year-to-date, these costs have increased as a percentage of license revenue as complementary software sales that have associated third party vendor costs have increased.

Cost of support and service increased for the quarter commensurate with the increase in support and services revenue. However, support and service gross profits have increased over the prior year as a result of the acquisitions of GFSI and iPay, which combined to contribute gross profit of $11,923 for the current quarter and $23,609 year-to-date; representing a gross profit margin of 46.8% and 46.5% respectively.

Changes in cost of hardware are consistent with hardware revenue for the current quarter and year-to-date.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Selling and marketing	$ 16,979	$ 14,866	14%	$ 33,341	$ 26,991	24%
Percentage of total revenue	7%	7%		7%	7%

Selling and marketing expenses consist of dedicated sales forces, inside sales teams, technical sales support teams and channel partners that conduct our sales efforts for our two market segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services.

For the three and six-month periods ended December 31, 2010, selling and marketing expenses increased mainly due to increasing personnel costs, including commission expenses due to the additional employees acquired through the fiscal 2010 acquisitions. Selling and marketing expense have remained a consistent 7% as a percentage of total revenue for both the quarter and year-to-date.

Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Research and development	$ 15,837	$ 12,339	28%	$ 31,227	$ 22,487	39%
Percentage of total revenue	7%	6%		7%	6%

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

Research and development expenses increased for the three and six-month periods ended December 31, 2010 primarily due to increased personnel costs and the increased use of consultants and independent contractors compared to the same period a year ago as a result of the acquisitions in fiscal 2010. This also caused the increase from 6% in the first quarter of fiscal 2010 to 7% of total revenue.

General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

General and administrative	$ 15,014	$ 14,512	3%	$ 27,520	$ 24,693	11%
Percentage of total revenue	6%	7%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expense increased due mainly to the growth in personnel costs relating to the acquisitions in fiscal 2010. iPay and PTSI added $412 for the quarter and GFSI, PTSI and iPay added $1,141 for the six month period ended December 31, 2010. Furthermore, cost control measures and the virtualization of the credit union user group conference in the first quarter of 2009 led to lower than average costs in the prior year which accentuated the quarter over quarter change. General and administrative expenses reduced to 6% of total revenue compared to 7% for the second quarter last year due to the cost control measures undertaken by the Company.

INTEREST INCOME AND EXPENSE – Interest income for the three and six-month periods ended December 31, 2010 fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased $2,344 for the quarter and $5,147 for the year-to-date, due to increased borrowings on the revolving bank credit facility and term loan borrowings to fund the iPay acquisition, which as of December 31, 2010 totaled $240,000 bearing interest at 3.04%, compared to $60,000 balance as of December 31, 2009 bearing interest at a weighted-average rate of 0.65%.

PROVISION FOR INCOME TAXES – The provision for income taxes was $16,489 and $34,618 for the three and six-month periods ended December 31, 2010 compared with $17,247 and $32,861 for the same periods last year.  As of the end of the current quarter, the rate of income taxes is estimated at 31.4% of income before income taxes compared to 36.5% as reported for the same quarter in fiscal 2010.  The percentage decrease was primarily due to the retroactive extension of the Credit for Increasing Research Activities (IRC Section 41).  During the current quarter the credit was retroactively extended to January 1, 2010, which resulted in an income statement credit of $2,499.

NET INCOME – Net Income increased 20% for the three months ended December 31, 2010. For the second quarter of fiscal 2011, it was $36,045 or $0.42 per diluted share compared to $29,977, or $0.35 per diluted share in the same period last year. Net Income also increased for the six-month period ended December 31, 2010 to $67,816 or $0.79 per diluted share compared to $56,251 or $0.66 per diluted share, for the same six month period last year.

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

Bank Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Revenue	$189,022	$171,017	11%	$370,897	$321,443	15%
Gross Profit	$ 82,118	$ 73,880	11%	$159,162	$135,934	17%

Gross Profit Margin	43%	43%		43%	42%

Revenue in bank systems and services increased quarterly through 27% growth in license revenue and 10% growth in support and service revenue compared to the same period a year ago. Gross profit margin remained consistent at 43%. Year-to-date license revenue increased 6% and support and service revenue increased 17%, which was partially offset by a 3% decrease in hardware revenues. Year-to-date gross profit margin has increased slightly compared to fiscal 2010 as electronic payment services, which carries higher than average margins, has increased as a percentage of total revenue.

Credit Union Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2010	2009		2010	2009

Revenue	$ 53,613	$ 39,844	35%	$106,560	$ 71,749	49%
Gross Profit	$ 20,701	$ 15,200	36%	$ 40,690	$ 27,537	48%

Gross Profit Margin	39%	38%		38%	38%

Revenue in the credit union system and services segment increased from last year for all revenue components. Electronic payment services had the largest dollar and percentage increase from last year, primarily due to the impact of the acquisition of PTSI and iPay. Combined, these acquisitions contributed $9,792 to electronic payment services revenue during the current quarter, and added $28,364 of acquisition related growth for the year-to-date. Gross profit margin for the Credit Union Systems and Services segment remained consistent, despite the acquisition of PTSI, which provided slightly lower margins than the other components of electronic payment services.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents was $46,871 at December 31, 2010, decreasing from $125,518 at June 30, 2010, and increasing from $24,943 at December 31, 2009. The decrease in the cash balance from June 30, 2010 is primarily due to the repayment of long and short term debt. The cash balance at December 31, 2009 was lower than the balance at December 31, 2010 primarily due to the acquisitions of GFSI and PTSI in the second quarter of fiscal 2010.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Six months ended December 31,
	2010	2009

Net income	$ 67,816	$ 56,251
Non-cash expenses	48,506	35,754
Change in receivables	81,623	87,554
Change in deferred revenue	(85,601)	(92,740)
Change in other assets and liabilities	(26,515)	(10,963)

Net cash provided by operating activities	$ 85,829	$ 75,856

Cash provided by operating activities for the fiscal year to date increased 13% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects incremental earnings provided by the GFSI, PTSI and iPay acquisitions in fiscal 2010 as well as continued strong organic growth.

Cash used in investing activities for the current year totaled $27,585. The largest use of cash was capital expenditure for facilities and equipment of $15,452, including computer equipment purchases and final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities. Other major uses of cash included $12,133 for the development of software. In the first half of fiscal 2010, cash used in investing activities totaled $164,629. The largest use of cash was payments for the acquisitions of GFSI and PTSI, totaling $125,864. Capital expenditures for facilities and equipment, which included the construction of our new Springfield, Missouri facility, totaled $25,881, with other major uses of cash being $12,909 for the development of software.

Financing activities used cash of $136,891 during the current year. There were net cash outflows to repay long and short term borrowings on our credit facilities of $135,293 and $16,266 was used to fund dividends paid to stockholders. Cash used was partially offset by $14,269 proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock (through the employee stock purchase plan). In the first half of last year, financing activities used cash of $4,535. There were net cash outflows to repay short-term borrowings on our lines of credit of $64,814 and $14,313 was used to fund dividends paid to stockholders. Cash used was partially offset by borrowings on our lines of credit totaling $61,621 to fund the above acquisitions, and $12,971 of proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and the sale of common stock.

At December 31, 2010, the Company had negative working capital of $10,195; however the largest component of current liabilities was deferred revenue of $174,920, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.

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

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $15,452 and $25,881 for the six-month periods ended December 31, 2010 and 2009, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $50,000 for fiscal year 2011.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and December 31, 2010, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2010 is $309,585.

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facility

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2010, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 3.04%.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At December 31, 2010, the outstanding balance was bearing interest at a rate of 3.04%. Of the $150,000 outstanding, $11,250 will be maturing in the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2010, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. New capital lease obligations were entered into during the quarter of which $961 remains outstanding at December 31, 2010 and $511 will be maturing within the next twelve months. The remaining capital lease obligations totaling $2,514 will be maturing within the next twelve months.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2010). The credit line was renewed through April 29, 2012. At December 31, 2010, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2010 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at December 31, 2010).  The credit line expires March 7, 2011 and is secured by $1,000 of investments. At December 31, 2010, no amount was outstanding.

Critical Accounting Policies

The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies” – contained in our annual report on Form 10-K for the year ended June 30, 2010.

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

CONCLUSION

Despite continuing challenges in our market, the Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and six-month periods ended December 31, 2010, compared to the same periods a year ago. We continue to be cautiously optimistic as we see the increases in our recurring revenue and the increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise as the economic recovery strengthens.

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

Based on our outstanding debt with variable interest rates as of December 31, 2010, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2011 by less than $2,400.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.

EXHIBITS

31.1

Certification of the Chief Executive Officer dated February 4, 2011.

31.2

Certification of the Chief Financial Officer dated February 4, 2011.

32.1

Written Statement of the Chief Executive Officer dated February 4, 2011.

32.2

Written Statement of the Chief Financial Officer dated February 4, 2011.

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and six-month periods ended December 31, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date: February 4, 2011

/s/ John F. Prim

John F. Prim

Chief Executive Officer and Director

Date: February 4, 2011

/s/ Kevin D. Williams

Kevin D. Williams

Chief Financial Officer and Treasurer