Form 10-Q
period 2011-03-31
HENRY JACK & ASSOCIATES INC
filed 2011-05-06
CIK 779152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, Registrant has 86,328,760 shares of common stock outstanding ($0.01 par value).

	JACK HENRY & ASSOCIATES, INC.
CONTENTS

PART I	FINANCIAL INFORMATION	Page Reference

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2011 and June 30, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Income for the Three and Nine Months
	Ended March 31, 2011 and 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2011 and 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	14

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4	Controls and Procedures	22

PART II	OTHER INFORMATION

ITEM 6	Exhibits	22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2011	June 30, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 54,383	$ 125,518
Investments, at amortized cost	1,000	1,000
Receivables	115,529	208,450
Income tax receivable	6,170	6,940
Prepaid expenses and other	33,929	31,762
Prepaid cost of product	20,743	19,432

Total current assets	231,754	393,102

PROPERTY AND EQUIPMENT, net	270,124	274,670

OTHER ASSETS:
Non-current prepaid cost of product	17,396	11,093
Computer software, net of amortization	111,894	115,647
Other non-current assets	26,133	25,385
Customer relationships, net of amortization	183,313	196,328
Trade names	10,652	10,815
Goodwill	533,520	533,520

Total other assets	882,908	892,788

Total assets	$ 1,384,786	$ 1,560,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 8,754	$ 13,500
Accrued expenses	42,110	46,403
Deferred income tax liability	10,449	10,449
Accrued income taxes	3,441	3,851
Notes payable and current maturities of long term debt	20,102	105,963
Deferred revenues	122,296	264,219

Total current liabilities	207,152	444,385

LONG TERM LIABILITIES:
Non-current deferred revenues	15,311	11,398
Non-current deferred income tax liability	78,604	73,603
Debt, net of current maturities	224,587	272,732
Other long-term liabilities	9,610	8,070

Total long term liabilities	328,112	365,803

Total liabilities	535,264	810,188

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value; 250,000,000 shares authorized;
Shares issued at 03/31/11 were 100,715,963
Shares issued at 06/30/10 were 99,808,367	1,007	998
Additional paid-in capital	358,385	334,817
Retained earnings	799,715	724,142
Less treasury stock at cost
14,406,635 shares at 03/31/11 and 06/30/10	(309,585)	(309,585)

Total stockholders' equity	849,522	750,372

Total liabilities and stockholders' equity	$ 1,384,786	$ 1,560,560

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUE
License	$ 13,025	$ 16,391	$ 37,944	$ 39,806
Support and service	210,074	182,090	633,062	522,159
Hardware	17,086	17,068	46,636	46,776
Total revenue	240,185	215,549	717,642	608,741

COST OF SALES
Cost of license	1,145	1,804	4,402	4,015
Cost of support and service	131,010	114,667	383,673	320,503
Cost of hardware	12,740	12,565	34,425	34,239
Total cost of sales	144,895	129,036	422,500	358,757

GROSS PROFIT	95,290	86,513	295,142	249,984

OPERATING EXPENSES
Selling and marketing	16,929	16,765	50,270	43,756
Research and development	15,716	14,001	46,943	36,488
General and administrative	12,142	12,088	39,662	36,781
Total operating expenses	44,787	42,854	136,875	117,025

OPERATING INCOME	50,503	43,659	158,267	132,959

INTEREST INCOME (EXPENSE)
Interest income	61	9	110	54
Interest expense	(1,710)	(186)	(7,089)	(419)
Total interest income (expense)	(1,649)	(177)	(6,979)	(365)

INCOME BEFORE INCOME TAXES	48,854	43,482	151,288	132,594

PROVISION FOR INCOME TAXES	15,773	11,847	50,391	44,708

NET INCOME	$ 33,081	$ 31,635	$ 100,897	$ 87,886

Diluted net income per share	$ 0.38	$ 0.37	$ 1.17	$ 1.03
Diluted weighted average shares outstanding	86,972	85,480	86,553	85,176

Basic net income per share	$ 0.38	$ 0.37	$ 1.18	$ 1.04
Basic weighted average shares outstanding	86,218	84,694	85,819	84,302

Cash dividends paid per share	$ 0.105	$ 0.095	$ 0.295	$ 0.265

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 100,897	$ 87,886

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	31,407	27,470
Amortization	36,210	24,559
Change in deferred income taxes	5,001	9,524
Expense for stock-based compensation	3,438	2,408
Loss on disposal of assets	449	452

Changes in operating assets and liabilities:
Change in receivables	92,921	87,281
Change in prepaid expenses, prepaid cost of product and other	(9,631)	(3,472)
Change in accounts payable	(4,746)	(4,933)
Change in accrued expenses	(5,559)	(4,902)
Change in income taxes	2,781	2,960
Change in deferred revenues	(138,010)	(137,402)

Net cash from operating activities	115,158	91,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	-	(125,864)
Capital expenditures	(24,216)	(36,499)
Proceeds from sale of assets	-	96
Computer software developed	(19,279)	(19,155)
Proceeds from investments	3,000	3,000
Purchase of investments	(2,999)	(2,999)

Net cash from investing activities	(43,494)	(181,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	399	72,197
Repayments on credit facilities	(136,921)	(68,187)
Dividends paid	(25,324)	(22,352)
Excess tax benefits from stock-based compensation	982	484
Proceeds from issuance of common stock upon exercise of
stock options	18,759	27,730
Minimum tax withholding payments related to option
exercises	(2,412)	(4,152)
Proceeds from sale of common stock, net	1,718	1,398

Net cash from financing activities	(142,799)	7,118

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (71,135)	$ (82,472)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 125,518	$ 118,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 54,383	$ 35,779

Net cash paid for income taxes was $41,627 and $32,158 for the nine months ended March 31, 2011 and 2010, respectively. The Company paid interest of $5,458 and $400 for the nine months ended March 31, 2011 and 2010, respectively. Capital expenditures exclude property and equipment additions totaling $3,640 and $5,868 that were in accrued liabilities or were acquired via capital lease during the nine months ended March 31, 2011 and 2010, respectively.

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

Comprehensive income

Comprehensive income for the three and nine month periods ended March 31, 2011 and 2010 equals the Company’s net income.

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

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2011, and the results of its operations for the three and nine-month periods ended March 31, 2011 and 2010, and its cash flows for the nine-month periods ended March 31, 2011 and 2010.

The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.

ADDITIONAL INTERIM FOOTNOTE INFORMATION

The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the three and nine-month periods ended March 31, 2011.

Common stock

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and March 31, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2011 is $309,585. There were no repurchases of treasury stock during the nine months ended March 31, 2011.

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

NOTE 4.

DEBT

The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2011	2010
LONG TERM DEBT
Long term revolving credit facility	$ 90,000	$ 120,000
Term loan	150,000	150,000
Capital leases	2,347	5,689
Other borrowings	1,237	2,244
	243,584	277,933
Less current maturities	18,997	5,201
Long-term debt, net of current maturities	$ 224,587	$ 272,732

SHORT TERM DEBT
Bullet term loan	$ -	$ 100,000
Capital leases	1,105	-
Current maturities of long-term debt	18,997	5,201
Other borrowings	-	762
Notes payable and current maturities of long term debt	$ 20,102	$ 105,963

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facility

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2011, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 2.31%.

Subsequent to the period end, the Company reduced the outstanding revolving loan balance to $80,000 via a $10,000 repayment made on April 8, 2011.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At March 31, 2011, the outstanding balance was bearing interest at a rate of 2.31%. Of the $150,000 outstanding, $16,875 will be maturing within the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2011, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into during the year of which $2,347 remains outstanding at March 31, 2011 and $1,460 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,105 at March 31, 2011.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2011). The credit line was renewed through April 29, 2012. At March 31, 2011, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at March 31, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At March 31, 2011, no amount was outstanding.

NOTE 5.

INCOME TAXES

The effective tax rate of 32.3% of income before income taxes for the quarter ended March 31, 2011 is higher than 27.2% for the same quarter in fiscal 2010 primarily due to one-time benefits provided by the Domestic Production Activities Deduction (IRC Section 199), recognized during the quarter ended March 31, 2010.

At March 31, 2011, the Company had $7,928 of gross unrecognized tax benefits, $6,217 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, we had accrued interest and penalties of $948 related to uncertain tax positions.

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009 that is anticipated to be completed by the end of calendar 2011. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial position. The U.S. federal and state income tax returns for June 30, 2007 and all subsequent years still remain subject to examination as of March 31, 2011 under statute of limitations rules. We anticipate potential changes resulting from our IRS examination and expiration of statutes of limitations could reduce the unrecognized tax benefits balance by approximately $2,000 - $3,000 within twelve months of March 31, 2011.

NOTE 6.

STOCK-BASED COMPENSATION

For the three months ended March 31, 2011 and 2010, there was $1,233 and $911, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first nine months of fiscal 2011 and 2010 includes $3,438 and $2,408 of equity-based compensation costs, respectively. During the fiscal year the Company adopted an amendment to the Restricted Stock Plan to provide unit awards to employees. The Company issued both unit awards and share awards under the Restricted Stock Plan during the nine months ended March 31, 2011. The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the nine months ended March 31, 2011.

2005 NSOP and 1996 SOP

Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2010	1,897	$ 18.58
Granted	-	-
Forfeited	(46)	28.31
Exercised	(838)	21.59
Outstanding March 31, 2011	1,013	$ 15.66	$ 18,477

Vested March 31, 2011	1,013	$ 15.66	$ 18,477

Exercisable March 31, 2011	1,013	$ 15.66	$ 18,477

Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of March 31, 2011 was 2.99 years.

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

The following table summarizes non-vested unit awards as of March 31, 2011, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Non-vested units at July 1, 2010	-	$ -
Granted	293	15.77
Vested	-	-
Forfeited	-	-
Non-vested units at March 31, 2011	293	$ 15.77

The assumptions used in this model to estimate fair value and resulting values are as follows:

Weighted Average Assumptions at measurement date:
Volatility	37%
Risk free interest rate	0.9%
Dividend yield	1.60%
Stock Beta	0.89

At March 31, 2011, there was $3,773 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2.45 years.

The following table summarizes non-vested share awards as of March 31, 2011, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at July 1, 2010	387	$ 21.96
Granted	102	24.54
Vested	(59)	23.75
Forfeited	(14)	21.88
Non-vested shares at March 31, 2011	416	$ 22.34

At March 31, 2011, there was $4,630 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.74 years.

NOTE 7.

EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Income	$ 33,081	$ 31,635	$ 100,897	$ 87,886
Common share information:
Weighted average shares outstanding for basic EPS	86,218	84,694	85,819	84,302
Dilutive effect of stock options and restricted stock	754	786	734	874
Shares for diluted EPS	86,972	85,480	86,553	85,176

Basic Earnings per Share	$ 0.38	$ 0.37	$ 1.18	$ 1.04

Diluted Earnings per Share	$ 0.38	$ 0.37	$ 1.17	$ 1.03

Per share information is based on the weighted average number of common shares outstanding for the periods ended March 31, 2011 and 2010. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. No anti-dilutive stock options and restricted stock were excluded for the three month period ended March 31, 2011 (671 shares were excluded for the same period last year). Anti-dilutive stock options and restricted stock to purchase approximately 107 and 649 shares for the nine-month periods ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted income per common share.

NOTE 8.

BUSINESS ACQUISITIONS

iPay Technologies Holding Company, LLC

On June 4, 2010, the Company acquired all of the equity interests of iPay Technologies Holding Company, LLC (“iPay”), a leading provider of online bill payment solutions for both banks and credit unions, for $301,143 paid in cash.

Through the Company’s ongoing evaluation of the preliminary purchase price allocation, it identified a $2,817 decrease in the current deferred tax liability assumed, a $985 decrease in the long term deferred tax liability assumed and a $216 increase in accrued expenses assumed, with a corresponding $3,586 decrease in the goodwill arising from the acquisition. The measurement period adjustment was attributable to new information gathered related to the deferred tax liability of iPay in the preparation of its final tax return. The measurement period adjustment was made retrospectively on the acquisition date, June 4, 2010, and did not impact the consolidated income statement. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of June 4, 2010, updated for the retrospective adjustment, are set forth below:

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

The accompanying consolidated statements of income for the three and nine-month periods ended March 31, 2010 do not include any revenues and expenses prior to the closing dates of each of the fiscal 2010 acquisitions, being Goldleaf Financial Solutions, Inc. (“GFSI”), PEMCO Technology Services, Inc. (“PTSI”) and iPay which were acquired on October 1, 2009, October 29, 2009, and June 4, 2010, respectively. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Revenue	$ 240,185	$ 228,011	$ 717,642	$ 673,317

Gross profit	95,290	93,458	295,142	281,143

Net Income	$ 33,081	$ 32,633	$ 100,897	$ 92,267

Earnings per share - diluted	$ 0.38	$ 0.38	$ 1.17	$ 1.08
Diluted Shares	86,972	85,480	86,553	85,176

Earnings per share - basic	$ 0.38	$ 0.39	$ 1.18	$ 1.09
Basic Shares	86,218	84,694	85,819	84,302

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

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 8,464	$ 4,561	$ 13,025	$ 12,097	$ 4,294	$ 16,391
Support and service	163,354	46,720	210,074	146,010	36,080	182,090
Hardware	11,672	5,414	17,086	12,711	4,357	17,068
Total	183,490	56,695	240,185	170,818	44,731	215,549

COST OF SALES
Cost of license	770	375	1,145	1,416	388	1,804
Cost of support and service	100,355	30,655	131,010	89,765	24,902	114,667
Cost of hardware	8,523	4,217	12,740	9,375	3,190	12,565
Total	109,648	35,247	144,895	100,556	28,480	129,036

GROSS PROFIT	$ 73,842	$ 21,448	$ 95,290	$ 70,262	$ 16,251	$ 86,513

	Nine Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2010
	Bank	Credit Union	Total	Bank	Credit Union	Total

REVENUE
License	$ 26,826	$ 11,118	$ 37,944	$ 29,476	$ 10,330	$ 39,806
Support and service	493,965	139,097	633,062	427,426	94,733	522,159
Hardware	33,596	13,040	46,636	35,359	11,417	46,776
Total	554,387	163,255	717,642	492,261	116,480	608,741

COST OF SALES
Cost of license	3,544	858	4,402	3,204	811	4,015
Cost of support and service	293,529	90,144	383,673	257,066	63,437	320,503
Cost of hardware	24,309	10,116	34,425	25,795	8,444	34,239
Total	321,382	101,118	422,500	286,065	72,692	358,757

GROSS PROFIT	$ 233,005	$ 62,137	$ 295,142	$ 206,196	$ 43,788	$ 249,984

	March 31,	June 30,
	2011	2010

Property and equipment, net
Bank systems and services	$ 236,106	$ 241,596
Credit Union systems and services	34,018	33,074
Total	$ 270,124	$ 274,670

Intangible assets, net
Bank systems and services	$ 596,381	$ 611,245
Credit Union systems and services	242,998	245,065
Total	$ 839,379	$ 856,310

NOTE 10.

SUBSEQUENT EVENTS

On May 6, 2011, the Company’s Board of Directors declared a cash dividend of $0.105 per share on its common stock, payable on June 2, 2011 to shareholders of record on May 20, 2011.

On April 8 2011, the Company reduced the outstanding balance on its primary revolving credit facility to $80,000 via a $10,000 repayment.

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

Slow recovery from the US financial crisis remains a primary concern as it continues to threaten our customers and our industry. The profits of many financial institutions have decreased, resulting in some reduction of demand for new products and services. During the past two years, a number of financial institutions have failed or been subject to government intervention. To date, such actions have not materially impacted our revenue or results of operations. In each of the past two years, approximately 1% of all financial institutions in the United States have been subject to regulatory action. We believe that the number of regulatory actions will continue to decline through the remainder of calendar 2011, absent a significant downturn in the economy. The increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions. A consolidation can benefit us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and can negatively impact us when a competing platform is selected. Consolidations and acquisitions also impact our financial results in the short-term due to early contract termination fees which are generally provided for in multi-year outsourced contracts. These fees are primarily generated when an existing outsourced client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action or from a customer that has selected in-house processing.

We remain cautiously optimistic, however, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We continue to have a strong balance sheet and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise as the economic recovery strengthens. Our cautious optimism has been expressed through our acquisitions of GFSI, PTSI and iPay during the year ended June 30, 2010. These are the three largest acquisitions in our Company’s history and present us with opportunities to extend our customer base and produce returns for our stockholders.

A detailed discussion of the major components of the results of operations for the three and nine-month periods ended March 31, 2011 follows. All amounts are in thousands and discussions compare the current three and nine-month periods ended March 31, 2011, to the prior year three and nine-month periods ended March 31, 2010, respectively.

REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

License	$ 13,025	$ 16,391	-21%	$ 37,944	$ 39,806	-5%
Percentage of total revenue	5%	8%		5%	7%

License revenue represents the delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The quarter decrease is related to decreases in our core software license revenue, particularly for Silverlake® (our flagship core software solution for larger banks), for which the average deal size was smaller compared to a year ago. We believe our customers are continuing to postpone capital investments in technology, including software, due to the slowly recovering economy. In addition, our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees. The quarter decrease has been partly offset by increased revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions).

The year-to-date decrease also relates to the decreases in our core software license revenue, partially offset by increased revenue from our Alogent® products and an additional quarter of revenues from GFSI (acquired in the second quarter of fiscal 2010).

Support and Service Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Support and service	$ 210,074	$ 182,090	15%	$ 633,062	$ 522,159	21%
Percentage of total revenue	87%	84%		88%	86%

	Qtr over Qtr Change			Year over Year Change
	$ Change	% Change		$ Change	% Change

In-House Support & Other Services	$ 1,739	2%		$ 13,008	6%
Electronic Payment Services	20,598	35%		76,946	50%
Outsourcing Services	3,823	10%		13,247	12%
Implementation Services	1,824	13%		7,702	17%
Total Increase	$ 27,984			$ 110,903

Support and services fees are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and electronic payment services.

There was strong growth in all support and service revenue components for both the current quarter and year over year.

In-house support revenue increased for the quarter and year-to-date as the number of supported in-house customers has grown and annual maintenance fees have increased as our customers’ assets grow. In addition, the acquisition of GFSI contributed a further $5,648 year-to-date to in-house support revenue compared to a year ago.

Electronic payment services continued to experience the largest percentage growth. The quarterly revenue increase is partly attributable to the acquisitions of iPay which added $12,948 of acquisition related growth. Combined, the acquisitions of GFSI, PTSI and iPay added $59,643 year-to-date. Revenue growth within electronic payment services, excluding the effect of the acquisitions, continues to be strong with a quarterly increase of 13% over the prior fiscal year’s third quarter and a year-to-date increase of 11% over the first nine months of fiscal 2010.

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

Implementation services revenue increased for the quarter due to increased installations of our Alogent® products. The increase for the nine months to March 31, 2011 is primarily related to the acquisition of GFSI (acquired in the second quarter of fiscal 2010) and increased revenue from merger conversions for existing customers that acquired other financial institutions.

Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Hardware	$ 17,086	$ 17,068	0%	$ 46,636	$ 46,776	0%
Percentage of total revenue	7%	8%		6%	8%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue increased slightly in the quarter but decreased slightly year-to-date, due to a decrease in the number of hardware systems and components delivered. Despite the slight increase in the current quarter, we expect the overall decreasing trend in hardware sales to continue due to the trend towards outsourcing contracts, which typically do not include hardware.

BACKLOG

Our backlog increased 3% at March 31, 2011 to $335,500 ($76,900 in-house and $258,600 outsourcing) from $325,100 ($77,900 in-house and $247,200 outsourcing) at March 31, 2010. The current quarter backlog decreased 3% from December 31, 2010, when backlog was $342,700 ($78,700 in-house and $264,000 outsourcing).

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

Cost of Sales and Gross Profit	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Cost of License	$ 1,145	$ 1,804	-37%	$ 4,402	$ 4,015	10%
Percentage of total revenue	0%	1%		1%	1%

License Gross Profit	$ 11,880	$ 14,587	-19%	$ 33,542	$ 35,791	-6%
Gross Profit Margin	91%	89%		88%	90%

Cost of support and service	$ 131,010	$ 114,667	14%	$ 383,673	$ 320,503	20%
Percentage of total revenue	55%	53%		53%	53%

Support and Service Gross Profit	$ 79,064	$ 67,423	17%	$ 249,389	$ 201,656	24%
Gross Profit Margin	38%	37%		39%	39%

Cost of hardware	$ 12,740	$ 12,565	1%	$ 34,425	$ 34,239	1%
Percentage of total revenue	5%	6%		5%	6%

Hardware Gross Profit	$ 4,346	$ 4,503	-3%	$ 12,211	$ 12,537	-3%
Gross Profit Margin	25%	26%		26%	27%

TOTAL COST OF SALES	$ 144,895	$ 129,036	12%	$ 422,500	$ 358,757	18%
Percentage of total revenue	60%	60%		59%	59%

TOTAL GROSS PROFIT	$ 95,290	$ 86,513	10%	$ 295,142	$ 249,984	18%
Gross Profit Margin	40%	40%		41%	41%

Cost of license depends greatly on third party reseller agreement software vendor costs. During the current quarter sales of these third party vendor licenses decreased leading to lower related costs. For the year-to-date, cost of license has increased as complementary software sales that have associated third party vendor costs have increased.

Cost of support and service increased for the quarter commensurate with the increase in support and services revenue, with slightly improved gross profit margins. Support and service gross profits have increased over the prior year as a result of the acquisitions of GFSI and iPay, which combined to contribute gross profit of $11,839 for the current quarter and $35,448 year-to-date.

Changes in cost of hardware are consistent with hardware revenue for the current quarter and year-to-date.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Selling and marketing	$ 16,929	$ 16,765	1%	$ 50,270	$ 43,756	15%
Percentage of total revenue	7%	8%		7%	7%

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

Selling and marketing expenses for the three months ended March 31 are consistent with the same period last year. Selling and marketing expenses have decreased slightly as a percentage of total revenue for the quarter. For the nine-month periods ended March 31, 2011, selling and marketing expenses increased mainly due to increasing personnel costs, including commission expenses due to the additional employees acquired through the fiscal 2010 acquisitions. Selling and marketing expenses have remained consistent as a percentage of total revenue for the year-to-date.

Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Research and development	$ 15,716	$ 14,001	12%	$ 46,943	$ 36,488	29%
Percentage of total revenue	7%	6%		7%	6%

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

Research and development expenses increased for the three and nine-month periods ended March 31, 2011 primarily due to the acquisitions in fiscal 2010 which increased personnel, consultant, and independent contractor costs compared to the same period a year ago. This also caused the increase from 6% in fiscal 2010 to 7% of total revenue in fiscal 2011.

General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

General and administrative	$ 12,142	$ 12,088	0%	$ 39,662	$ 36,781	8%
Percentage of total revenue	5%	6%		6%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses for the quarter remained consistent with the same period last year, and costs reduced slightly to 5% of total revenue compared to 6% for the third quarter last year. General and administrative expense for the nine-month period increased from last year due mainly to increased personnel costs relating to the acquisitions in fiscal 2010 and increased depreciation, while remaining consistent at 6% as a percentage of total revenue with the same period last year.

INTEREST INCOME AND EXPENSE – Interest income for the three and nine-month periods ended March 31, 2011 fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased $1,524 for the quarter and $6,670 for the year-to-date, due to increased borrowings on the revolving bank credit facility and term loan borrowings to fund the iPay acquisition, which as of March 31, 2011 totaled $240,000 bearing interest at 2.31%, compared to $60,000 balance as of March 31, 2010 bearing interest at a weighted-average rate of 0.66%.

Interest expense is expected to reduce slightly in the final quarter of the fiscal year due to the debt repayment discussed in Note 10 to the condensed consolidated financial statements.

PROVISION FOR INCOME TAXES – The provision for income taxes was $15,773 and $50,391 for the three and nine-month periods ended March 31, 2011 compared with $11,847 and $44,708 for the same periods last year. As of the end of the current quarter, the rate of income taxes is estimated at 32.3 % of income before income taxes compared to 27.2% as reported for the same quarter in fiscal 2010. The percentage increase was primarily due to one-time benefits provided by the Domestic Production Activities Deduction (IRC Section 199), recognized during the same quarter in fiscal 2010.

NET INCOME – Net Income increased 4.6% for the three months ended March 31, 2011. For the third quarter of fiscal 2011, it was $33,081 or $0.38 per diluted share compared to $31,635, or $0.37 per diluted share in the same period last year. Net Income also increased for the nine-month period ended March 31, 2011 to $100,897 or $1.17 per diluted share compared to $87,886 or $1.03 per diluted share, for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Revenue	$ 183,490	$170,818	7%	$ 554,387	$ 492,261	13%
Gross Profit	$ 73,842	$ 70,262	5%	$ 233,005	$ 206,196	13%

Gross Profit Margin	40%	41%		42%	42%

Revenue in the Bank Systems and Services segment increased quarterly through 12% growth in support and service revenue ($17,344), partially offset by a 30% decline in license revenue ($3,633) compared to the same period a year ago. Year-to-date support and service revenue increased 16%, which was partially offset by a decrease of 9% in license revenue and a 5% decrease in hardware revenues. Quarter and year-to-date gross profit margins have remained consistent.

Credit Union Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2011	2010		2011	2010

Revenue	$ 56,695	$ 44,731	27%	$ 163,255	$ 116,480	40%
Gross Profit	$ 21,448	$ 16,251	32%	$ 62,137	$ 43,788	42%

Gross Profit Margin	38%	36%		38%	38%

Revenue in the Credit Union System and Services segment increased from last year for all revenue components. Electronic payment services had the largest dollar and percentage increase from last year, primarily due to the impact of the acquisition of PTSI and iPay. Combined, these acquisitions contributed $5,827 to electronic payment services revenue during the current quarter, and added $34,191 of acquisition related growth for the year-to-date. Gross profit margins for the Credit Union Systems and Services segment increased for the quarter as a result of the acquisition of iPay which is contributing strong gross profit margins and remained consistent for the year-to-date, being the effect of increased iPay gross profit margins for electronic payment services, offset by slightly lower margins being achieved by PTSI.

FINANCIAL CONDITION

Liquidity

The Company's cash and cash equivalents was $54,383 at March 31, 2011, decreasing from $125,518 at June 30, 2010, and increasing from $35,779 at March 31, 2010. The decrease in the cash balance from June 30, 2010 is primarily due to the repayment of long and short term debt. The cash balance at March 31, 2010 was lower than the balance at March 31, 2011 primarily due to the cash outflows for the acquisitions of GFSI and PTSI in fiscal 2010.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine months ended March 31,
	2011	2010

Net income	$ 100,897	$ 87,886
Non-cash expenses	76,505	64,413
Change in receivables	92,921	87,281
Change in deferred revenue	(138,010)	(137,402)
Change in other assets and liabilities	(17,155)	(10,347)

Net cash provided by operating activities	$ 115,158	$ 91,831

Cash provided by operating activities for the fiscal year to date increased 25% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects incremental earnings provided by the GFSI, PTSI and iPay acquisitions in fiscal 2010 as well as continued strong organic growth.

Cash used in investing activities for the current year totaled $43,494. The largest use of cash was capital expenditures on facilities and equipment of $24,216, including computer equipment purchases and final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities. Other major uses of cash included $19,279 for the development of software. In the first nine months of fiscal 2010, cash used in investing activities totaled $181,421. The largest use of cash was payments for the acquisitions of GFSI and PTSI, totaling $125,864. Capital expenditures for facilities and equipment, which included the majority of the costs related to the construction of our new Springfield, Missouri facility, totaled $36,499, with other major uses of cash being $19,155 for the development of software.

Financing activities used cash of $142,799 during the current year. There were net cash outflows to repay long and short term borrowings on our credit facilities of $136,522 and $25,324 was used to fund dividends paid to stockholders. Cash used was partially offset by $19,047 net proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and proceeds from the sale of common stock (through the employee stock purchase plan). Net cash provided by financing activities in the first nine months of last year, was $7,118 and includes $4,010 net borrowings on our lines of credit, and $25,460 of net proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and proceeds from the sale of common stock. Cash inflows were partially offset by $22,352 in dividend payments to shareholders.

U.S. financial markets and many of the largest U.S. financial institutions have been shaken by negative developments over the last two and a half years in the mortgage markets and the general economy. While the effects of these events continue to impact our customers, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.

Capital Requirements and Resources

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $24,216 and $36,499 for the nine-month periods ended March 31, 2011 and 2010, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company are not expected to exceed $35,000 for fiscal year 2011.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2010 and March 31, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2011 is $309,585. There were no repurchases of treasury stock during the nine months ended March 31, 2011.

The Company has entered into a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facility

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2011, the outstanding revolving loan balance was $90,000, which was bearing interest at a rate of 2.31%.

Subsequent to the period end, the Company reduced the outstanding balance on its primary revolving credit facility to $80,000 via a $10,000 repayment made on April 8, 2011.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At March 31, 2011, the outstanding balance was bearing interest at a rate of 2.31%. Of the $150,000 outstanding, $16,875 will be maturing in the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2011, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into during the year of which $2,347 remains outstanding at March 31, 2011 and $1,460 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,105 at March 31, 2011.

Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2010 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2011). The credit line was renewed through April 29, 2012. At March 31, 2011, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at March 31, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At March 31, 2011, no amount was outstanding.

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

CONCLUSION

Despite continuing challenges in our market, the Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and nine-month periods ended March 31, 2011, compared to the same periods a year ago. We continue to be cautiously optimistic as we see increases over the prior year in our recurring revenue and our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current challenges and opportunities as well as those which will arise as the economic recovery strengthens.

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

Based on our outstanding debt with variable interest rates as of March 31, 2011, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2011 by less than $2,400.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.

EXHIBITS

31.1

Certification of the Chief Executive Officer dated May 6, 2011.

31.2

Certification of the Chief Financial Officer dated May 6, 2011.

32.1

Written Statement of the Chief Executive Officer dated May 6, 2011.

32.2

Written Statement of the Chief Financial Officer dated May 6, 2011.

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and June 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and nine-month periods ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

 JACK HENRY & ASSOCIATES, INC.

Date: May 6, 2011

/s/ John F. Prim

John F. Prim

Chief Executive Officer and Director

Date: May 6, 2011

/s/ Kevin D. Williams

Kevin D. Williams

Chief Financial Officer and Treasurer