Form 10-K
period 2011-06-30
HENRY JACK & ASSOCIATES INC
filed 2011-08-29
CIK 779152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                 EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2011

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

Large Accelerated Filer [ X ]                                 Accelerated Filer [  ]                                  Non-Accelerated Filer [  ]

Smaller reporting Company  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [ X ]

As of August 22, 2011, the Registrant had 86,397,007 shares of Common Stock outstanding ($0.01 par value). On December 31, 2010, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $2,363,957,956 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2010).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2011 Annual Meeting of Stockholders (the "Proxy Statement"), to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

TABLE OF CONTENTS
PART I		Page Reference

ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	14

ITEM 1B.	UNRESOLVED STAFF COMMENTS	17

ITEM 2.	PROPERTIES	17

ITEM 3.	LEGAL PROCEEDINGS	17

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER	18
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA	19

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	20
	CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	65
	ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES	65

ITEM 9B.	OTHER INFORMATION	65

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	66

ITEM 11.	EXECUTIVE COMPENSATION	66

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	66
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR	66
	INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	66

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	66

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.  BUSINESS

Jack Henry & Associates, Inc. was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 11,300 financial institutions and diverse corporate entities.

JHA provides its products and services through four marketed brands:

▪

Jack Henry Banking is a leading provider of integrated data processing systems to nearly 1,400 banks ranging from de novo or start-up institutions to mid-tier banks with assets of up to $30 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

▪

Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with nearly 750 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

▪

ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers solutions for generating revenue and growth opportunities, increasing security and mitigating operational risks, and controlling operating costs, that can be used with a wide variety of information technology platforms and operating environments. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with nearly 8,000 domestic and international customers.

▪

iPay Technologies is a leading provider of electronic bill pay services. iPay Technologies’ bill pay engine integrates with online banking platforms and provides individuals and small businesses with bill payment solutions. Through strategic partnerships with more than 50 providers of information processing and online banking solutions, iPay’s electronic payments platform is supporting approximately 3,700 financial institutions.

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

We have three primary revenue sources:

▪

Software license fees paid by customers implementing our software solutions in-house;

▪

Ongoing outsourcing fees paid by customers that outsource their information processing to us, recurring transaction processing fees, annual maintenance and support fees, and service fees including software implementation; and

▪

Hardware sales that include all non-software products that we re-market in order to support our software systems.

JHA’s gross revenue has grown from $666.5 million in fiscal 2007 to $966.9 million in fiscal 2011, representing a compound annual growth rate during this five-year period of 8 percent. Net income from continuing operations has grown from $105.6 million to $137.5 million during this same five-year period, representing a compound annual growth rate of 5 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).

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

Industry Background

Jack Henry Banking primarily serves commercial banks and savings institutions with up to $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 7,600 commercial banks and savings institutions in this asset range as of December 31, 2010. Jack Henry Banking currently supports nearly 1,400 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 7,600 domestic credit unions as of December 31, 2010. Symitar currently supports nearly 750 of these credit unions with core information processing platforms and complementary products and services.

ProfitStars serves financial services organizations of all asset sizes and charters. ProfitStars currently supports nearly 8,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.

iPay Technologies serves financial institutions of all sizes and currently supports approximately 3,700 institutions with electronic payment platform and online bill payment solutions.

The FDIC reports the number of commercial banks and savings institutions declined 13 percent from the beginning of calendar year 2006 to the end of calendar year 2010. Although the number of banks declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $12.1 trillion as of December 31, 2010. Comparing calendar years 2010 to 2009, new bank charters decreased 65 percent and mergers increased 10 percent.

CUNA reports the number of credit unions declined 16 percent from the beginning of calendar year 2006 to the end of calendar year 2010. Although the number of credit unions declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 7 percent and totaled $934.1 billion as of December 31, 2010.

According to Automation in Banking 2011, approximately 56 percent of all financial institutions currently utilize in-house core information processing solutions and approximately 44 percent outsource information processing to third-party providers. According to the 2011 Credit Union Technology Survey published by Callahan & Associates, approximately 67 percent of all credit unions utilize in-house core information processing solutions and approximately 30 percent outsource information processing to third-party providers.

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

▪

Maximize performance with accessible, accurate, and timely decision support and business intelligence information;

▪

Offer the high-demand products and services needed to successfully compete with traditional competitors and non-traditional competitors created by convergence within the financial services industry;

▪

Enhance the customer/member experience at varied points of contact;

▪

Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;

▪

Capitalize on new revenue and deposit growth opportunities;

▪

Increase operating efficiencies and reduce operating costs;

▪

Implement e-commerce strategies that provide the convenience-driven services required in today’s financial services industry;

▪

Protect mission-critical information assets and operational infrastructure;

▪

Protect customers/members from fraud and related financial losses;

▪

Maximize the day-to-day use of technology and the return on technology investments; and

▪

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

▪

Concentrating our activities on what we know best - information systems and services for financial institutions;

▪

Providing outstanding commitment and service to our customers so that the perceived value of our products and services is consistent with the real value; and

▪

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

▪

Selectively sold outside the financial services industry to diverse corporate entities; and

▪

Selectively sold internationally.

Since our focused diversification strategy was adopted, JHA has completed 19 acquisitions that support it and assembled four distinct product brands that enable users to:

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

Following are the acquisitions that have been made in the last five fiscal years to support JHA’s focused diversification:

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

Solutions

Our proprietary solutions are marketed through four business brands:

▪

Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. Its solutions encompass three functionally distinct core processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, internet banking and electronic funds transfer (“EFT”), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,400 banks with its technology platforms.

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

▪

ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with nearly 8,000 domestic and international implementations. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

▪

iPay Technologies is a leading provider of a configurable electronic payments platform and turnkey online bill payment solutions. These solutions integrate with any online banking platform, aiding financial institutions with the attraction and retention of customers. Through strategic processing and online banking solutions, iPay Technologies is supporting more than 3,700 financial institutions.

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

Jack Henry Banking’s three core banking platforms are:

▪

SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by nearly 430 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

▪

CIF 20/20® is a parameter-driven, easy-to-use system that now supports nearly 730 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

▪

Core Director® is a Windows®-based, client/server system that now supports over 230 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

▪

Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 560 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

▪

Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 180 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of six data centers in five physical locations and six image-enabled item processing centers. Customers electing to outsource their core processing typically sign five-year contracts that include transaction-based processing fees and minimum guaranteed payments during the contract period.

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

iPay Technologies provides complementary solutions that can integrate with any online banking platform, aiding financial institutions with the attraction and retention of customers. We also provide a configurable electronic payments platform and turnkey online bill payment solutions through our iPay Technologies division. Through strategic partnerships with more than 50 providers of information processing and online banking solutions, this suite of solutions integrates with any online banking platform, and responds to evolving customer and member demands.

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

Hardware Systems

Hardware sales, which include non-JHA products that we re-market in order to support our software systems, represent one of our primary revenue sources.

Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, Avnet, Inc., and other hardware providers that allow JHA to purchase hardware at a discount and resell it directly to our customers. We currently sell the IBM Power Systems and System x servers; Lenovo workstations; Dell servers and workstations; Burroughs, RDM, Panini, Digital Check, Canon check scanners; and other devices that complement our software solutions.

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

Support and Services

We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

▪

Exacting service standards;

▪

Trained support staffs available 24 hours-a-day, 365 days-a-year;

▪

Assigned account managers;

▪

Sophisticated support tools, resources, and technology; and

▪

A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 11,300 diverse clients.

JHA’s experience converting diverse banks and credit unions to our core platforms from every competitive platform also provides highly effective change management and control processes.

Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18 to 20 percent of the respective product’s software license fee. These fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 60 days prior to contract expiration.

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

Backlog as of June 30, 2011 totaled $358.8 million, consisting of $79.1 million for in-house products and services, and $279.7 million for outsourcing services. Approximately $217.2 million of the outsourcing services backlog as of June 30, 2011 is not expected to be realized during fiscal 2012 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2010 totaled $328.8 million, consisting of $78.2 million for in-house products and services, and $250.6 million for outsourcing services.

Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2012, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.

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

Research and development expenses for fiscal years 2011, 2010, and 2009 were $63.4 million, $50.8 million, and $42.9 million, respectively. Capitalized software for fiscal years 2011, 2010 and 2009 was $27.0 million, $25.6 million, and $24.7 million, respectively.

Sales and Marketing

JHA serves established, well defined markets that provide ongoing sales and cross-sales opportunities.

Jack Henry Banking sells core processing systems and integrated complementary solutions to domestic commercial banks with assets up to $30.0 billion. Symitar sells core processing systems and integrated complementary solutions to domestic credit unions of all asset sizes. The marketing and sales initiatives within these business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Jack Henry Banking also has been successfully selling its core and complementary solutions to a significant number of the de novo banks chartered in recent years. ProfitStars sells specialized niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters. iPay Technologies sells configurable electronic payment platforms and turnkey online bill payment solutions that respond to evolving customer and member demands across a diverse range of financial institutions.

Dedicated sales forces support each of JHA’s four business brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. A centralized marketing department supports all four business lines with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JHA also hosts annual national user group meetings which provide opportunities to network with existing clients and demonstrate new products and services.

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

JHA sells select products and services in the Caribbean and, as a result of recent acquisitions, Europe and South America. International sales account for less than one percent of JHA’s total revenue in each of the three years ended June 30, 2011, 2010, and 2009.

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

JHA has a proven process to inform internal contacts of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s product-specific change control boards and the necessary product changes are included in the ongoing product development cycle. A representative of JHA’s compliance organization serves on every change control board to ensure that the regulatory perspective is addressed in proposed product/service changes. We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes, such as recent changes to the FDIC’s overdraft fee guidance.

Internal audits of our systems, networks, operations, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, and security. Ensuring that confidential information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and SSAE 16 reviews. The FFIEC conducts annual reviews throughout the Company and issues reports that are reviewed by the JHA Audit Committee of the Board of Directors.

Government Regulation

The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision, with increased attention to consumer regulations with the addition of the Consumer Financial Protection Bureau. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, and the Community Reinvestment Act. The compliance of JHA’s products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act is still evolving as the regulations are written to implement the various provisions of the law. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.

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

JHA provides outsourced data and item processing through geographically dispersed OutLink™ Data Centers, electronic transaction processing through our PassPort and Enterprise Payments Solutions™, Internet banking through NetTeller, ProfitStar’s Teleweb, and MemberConnect™ online solutions, and business recovery services through Centurion Disaster Recovery.

The services provided by our OutLink Data Centers are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act. These outsourcing services also are subject to examination by state banking authorities on occasion.

Employees

As of June 30, 2011 and 2010, JHA had 4,667 and 4,528 full-time employees, respectively. Of our full-time employees, approximately 770 are employed in the credit union segment of our business, with the remainder employed in the bank business segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

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

Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we may be particularly exposed to the current difficult and unsettled economic climate. If the economic environment remains poor, it may result in significant decreases in demand by current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

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

Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to us and also may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and we may need to expend resources alleviating problems caused by breaches. Eliminating computer viruses and addressing other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.

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

Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 7,600 commercial and savings banks and 7,600 credit unions. The number of commercial banks and credit unions has decreased because of failures over the last few years and mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.

The services we provide to our customers are subject to government regulation that could hinder the development of portions of our business or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that has a negative impact on our existing operations or that limits our future growth or expansion. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined.

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

The Dodd-Frank Act and related regulations may have an adverse impact on our clients and our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Consumer Financial Protection Bureau (the “CFPB”) and requires the CFPB and other federal agencies to implement numerous new regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business or the businesses of our current and potential clients. To the extent the regulations negatively impact the business, operations or financial condition of our customers, our business and results of operations could be materially and adversely affected because, among other matters, our customers could have less capacity to purchase products and services from us. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our customers. We may not be able to update our existing products and services, or develop new ones, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business, results of operations and financial condition.

Failures associated with payment transactions could result in a financial loss. The volume and dollar amount of payment transactions that we process is very large and continues to grow. We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that supports consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, this could result in a financial as well as reputational loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 43 leased office facilities in 21 states, which total approximately 412,000 square feet. All of our owned and leased office facilities are for normal business purposes.

Of our facilities, the credit union business segment uses office space totaling approximately 147,000 square feet in ten facilities. The majority of our San Diego, California offices are used in the credit union business segment, as are portions of nine other office facilities. The remainder of our leased and owned facilities, approximately 1,250,000 square feet of office space, is primarily devoted to serving our bank business segment or supports our whole business.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

Fourth Quarter	$34.17	$28.45	$26.50	$22.55
Third Quarter	33.94	28.96	24.88	21.01
Second Quarter	29.97	25.35	24.75	22.22
First Quarter	26.30	23.19	24.66	19.56

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2011 and 2010 are as follows:

	Fiscal 2011	Fiscal 2010

Fourth Quarter	$0.105	$0.095
Third Quarter	0.105	0.095
Second Quarter	0.095	0.085
First Quarter	0.095	0.085

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

On August 19, 2011, there were approximately 42,000 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $25.88 per share.

Performance Graph

The following chart presents a comparison for the five-year period ended June 30, 2011, of the market performance of the Company’s common stock with the S & P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Jack Henry & Associates, Inc., the S&P 500 Index
and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/07
6/08
6/09
6/10
6/11
Jack Henry & Associates, Inc.
S&P 500
Peer Group

This comparison assumes $100 was invested on June 30, 2006, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the peer group are Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Financial, Inc., Fiserv, Inc., Online Resources Corp., S1 Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)

YEAR ENDED JUNE 30,
Income Statement Data	2011	2010	2009	2008	2007

Revenue (1)	$ 966,897	$ 836,586	$ 745,593	$ 742,926	$ 666,467
Income from continuing operations	$ 137,471	$ 117,870	$ 103,102	$ 105,287	$ 105,644

Basic net income per share, continuing operations	$ 1.60	$ 1.39	$ 1.23	$ 1.19	$ 1.17
Diluted net income per share, continuing operations	$ 1.59	$ 1.38	$ 1.22	$ 1.17	$ 1.15

Dividends declared per share	$ 0.40	$ 0.36	$ 0.32	$ 0.28	$ 0.24

Balance Sheet Data

Working capital	$ (26,561)	$ (51,283)	$ 15,239	$ (11,418)	$ 19,908
Total assets	$ 1,505,797	$ 1,560,560	$ 1,050,700	$ 1,021,044	$ 999,340
Long-term debt	$ 127,939	$ 272,732	$ -	$ 24	$ 128
Stockholders’ equity	$ 879,776	$ 750,372	$ 626,506	$ 601,451	$ 598,365

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

OVERVIEW

JHA provides integrated computer systems for in-house and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. We also perform data conversion and software implementation services for our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our six data centers in five physical locations and six item-processing centers located throughout the United States.

We derive revenues from three primary sources:

▪

software license fees;

▪

ongoing outsourcing fees, transaction processing fees, and support and service fees, which include implementation services; and

▪

hardware sales, which include all non-software remarketed products.

Over the last five fiscal years, our revenues have grown from $666,467 in fiscal 2007 to $966,897 in fiscal 2011. Income from continuing operations has grown from $105,644 in fiscal 2007 to $137,471 in fiscal 2011. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions, allowing us to develop and acquire new products and services for approximately 11,300 customers who utilize our software systems or services as of June 30, 2011.

Our three most recent acquisitions were completed in fiscal 2010. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.

We have two business segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.

A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2011 to fiscal 2010 and compare fiscal 2010 to fiscal 2009.

RESULTS OF OPERATIONS

FISCAL 2011 COMPARED TO FISCAL 2010

In fiscal 2011, revenues increased 16% or $130,311 compared to the prior year due primarily to strong organic growth and the prior year acquisitions of Goldleaf Financial Solutions, Inc. (“GFSI”), PEMCO Technology Services, Inc. (“PTSI”) and iPay Technologies Holding Company, LLC (“iPay”). During fiscal 2011, the Company’s management continued to focus on cost management that, when combined with the growth in revenue, resulted in a 17% increase in net income.

Slow recovery from the US financial crisis remains a primary concern as it continues to threaten our customers and our industry. The profits of many financial institutions remain low and this has resulted in some reduction of demand for new products and services. During the past two years, a number of financial institutions have failed or been subject to government intervention. To date, such actions have not materially impacted our revenue or results of operations.

In each of the past two years, approximately 1% of all financial institutions in the United States have closed or merged due to regulatory action. We believe that the number of regulatory actions will continue to decline through fiscal 2012, absent a significant downturn in the economy. The increase in bank failures and forced consolidations has been offset to some extent by a general decline in the level of acquisition activity among financial institutions. A consolidation can benefit us when a newly combined institution is processed on our platform, or elects to move to one of our platforms, and can negatively impact us when a competing platform is elected. Consolidations and acquisitions also positively impact our financial results in the short-term due to early termination fees which are generally provided for in multi-year outsourced contracts. These fees are primarily generated when an existing outsourced client is acquired by another financial institution and can vary from period to period based on the number and size of clients that are acquired and how early in the contract term the contract is terminated. We generally do not receive contract termination fees when a financial institution is subject to a government action or from a customer that has selected in-house processing.

Despite the difficult economic climate, we remain cautiously optimistic, with increasing portions of our business coming from recurring revenue, increases in backlog and an encouraging sales pipeline. Our customers will continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. We continue to have a strong balance sheet, access to extensive lines of credit, and an unwavering commitment to superior customer service, and we believe that we are well positioned to address current opportunities as well as those which will arise as the economic recovery strengthens. Our cautious optimism was expressed through our acquisitions of GFSI, PTSI and iPay during fiscal 2010 and these acquisitions, the three largest in our Company’s history, combined with our existing solutions present us with opportunities to extend our customer base and produce returns for our stockholders.

REVENUE

License Revenue
	Year ended June 30,		% Change
	2011	2010

License	$ 53,067	$ 52,225	2%
Percentage of total revenue	6%	6%

License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution location.

The increase in license revenue for the current year is primarily due to increased organic revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) and an additional quarter of revenues from GFSI (acquired in the second quarter of fiscal 2010).

This increase has been partially offset by decreases in our core software and imaging software license revenues, for which the average deal size was smaller compared to a year ago. We believe our customers are continuing to postpone major capital investments in technology, including software, due to the slowly recovering economy. In addition, our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license agreement. Our outsourced delivery does not require our customers to make a large, up-front capital investment in license fees.

Support and Service Revenue
	Year ended June 30,		% Change
	2011	2010

Support and service	$ 852,253	$ 720,504	18%
Percentage of total revenue	88%	86%

	Year Over Year Change
	$ Change	% Change

In-House Support & Other Services	$ 16,286	6%
Electronic Payment Services	93,870	43%
Outsourcing Services	15,574	10%
Implementation Services	6,019	9%
Total Increase	$ 131,749

Support and service revenues are generated from implementation services (including conversion, installation, configuration and training), annual support to assist the customer in operating their systems and to enhance and update the software, outsourced data processing services and electronic payment services. There was strong growth in all support and service revenue components in fiscal 2011.

In-house support and other services revenue increased as the acquisition of GFSI contributed additional revenue of $5,648 compared to a year ago. Additionally, annual maintenance fees have increased as our customers’ assets have grown and revenue from our complementary products has grown as the total number of supported in-house customers has grown.

Electronic payment services includes ATM, debit and credit card transaction processing, online bill payment services, remote deposit capture and transaction processing services, with revenues being primarily derived from transaction fees typically under five-year service contracts with our customers. Electronic payment services continued to experience the largest percentage revenue growth. The revenue growth is attributable to the acquisitions of GFSI, PTSI and iPay, which combined to add $68,663 during the current year, and organic revenue growth within electronic payment services, excluding the effects of the acquisitions, continues to be strong with an increase of 12% over the prior fiscal year.

Outsourcing services are performed through our data and item processing centers, with revenues primarily derived from monthly usage or transaction fees typically under five-year service contracts with our customers. Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to choose outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future.

The increase in implementation services revenue is primarily related to acquisition related revenues of $2,683 for GFSI (acquired in the second quarter of fiscal 2010) and increased revenue from merger conversions of $3,754 for existing customers that acquired other financial institutions.

Hardware Revenue
	Year ended June 30,		% Change
	2011	2010

Hardware	$ 61,577	$ 63,857	-4%
Percentage of total revenue	6%	8%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.

Hardware revenue decreased slightly due to a decrease in the number of hardware systems and components delivered compared to last year. Hardware revenue has been generally commensurate with the trends in license revenue; however, we expect the overall decreasing trend in hardware sales to continue due to the trend towards outsourcing contracts, which typically do not include hardware.

COST OF SALES AND GROSS PROFIT

Cost of license represents the cost of software from third party vendors through remarketing agreements associated with license fee revenue. These costs are recognized when license revenue is recognized. Cost of support and service represents costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs are recognized as they are incurred. Cost of hardware consists of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs are recognized at the same time as the related hardware revenue is recognized. Ongoing operating costs to provide support to our customers are recognized as they are incurred.

Cost of Sales and Gross Profit
	Year ended June 30,		% Change
	2011	2010

Cost of License	$ 6,285	$ 5,827	8%
Percentage of total revenue	1%	1%

License Gross Profit	$ 46,782	$ 46,398	1%
Gross Profit Margin	88%	89%

Cost of support and service	$ 515,917	$ 438,476	18%
Percentage of total revenue	53%	52%

Support and Service Gross Profit	$ 336,336	$ 282,028	19%
Gross Profit Margin	39%	39%

Cost of hardware	$ 45,361	$ 47,163	-4%
Percentage of total revenue	5%	6%

Hardware Gross Profit	$ 16,216	$ 16,694	-3%
Gross Profit Margin	26%	26%

TOTAL COST OF SALES	$ 567,563	$ 491,466	15%
Percentage of total revenue	59%	59%

TOTAL GROSS PROFIT	$ 399,334	$ 345,120	16%
Gross Profit Margin	41%	41%

Cost of license depends greatly on third party reseller agreement software vendor costs. During the current year, these costs have increased as a percentage of license revenue as complementary software sales that have associated third party vendor costs have increased.

Cost of support and service increased for the year commensurate with the increase in support and services revenue. Support and service gross profit has increased over the prior year as a result of the acquisitions of GFSI, PTSI and iPay, which combined to contribute additional support and service gross profit of $38,177 over last year. Support and service gross profit margin remained consistent year over year with the additional combined margins for GFSI and iPay of 45% being offset by lower margins achieved for PTSI of 30%.

Cost of hardware has fluctuated in line with hardware revenue for the current year.

OPERATING EXPENSES

Selling and Marketing
	Year ended June 30,		% Change
	2011	2010

Selling and marketing	$ 68,061	$ 60,875	12%
Percentage of total revenue	7%	7%

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

For the 2011 fiscal year, selling and marketing expenses increased primarily due to increasing personnel costs, including commission expenses, for the additional employees acquired in the fiscal 2010 acquisitions, which added $6,001 to this line during the current year. Selling and marketing expenses have remained consistent as a percentage of total revenue due to the continued focus on cost management throughout the Company.

Research and Development
	Year ended June 30,		% Change
	2011	2010

Research and development	$ 63,395	$ 50,820	25%
Percentage of total revenue	7%	6%

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

Research and development expenses increased due to the acquisitions in fiscal 2010 and increased personnel, consultant, and independent contractor costs compared to the same period a year ago. This also caused the increase from 6% of total revenue in fiscal 2010 to 7% in fiscal 2011.

General and Administrative
	Year ended June 30,		% Change
	2011	2010

General and administrative	$ 51,561	$ 51,172	1%
Percentage of total revenue	5%	6%

General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs.

General and administrative expenses increased slightly for the year due to additional personnel and other costs from the prior year acquisitions. This increase was partially offset by one-time acquisition transaction costs incurred in fiscal 2010 of $4,237 with no comparable costs in fiscal 2011.

INTEREST INCOME (EXPENSE)

Interest income decreased 22% from $161 to $125 due primarily to lower interest rates on invested balances. Interest expense increased from $1,618 to $8,930 due to increased borrowings made in the fourth quarter of fiscal 2010 to consummate the acquisition of iPay.

PROVISION FOR INCOME TAXES

The provision for income taxes was $70,041 or 33.8% of income before income taxes in fiscal 2011 compared with $62,926 or 34.8% of income before income taxes fiscal 2010. The decrease in the effective tax rate was primarily due to the extension of the Research and Experimentation Credit (“R&E Credit”), effective January 1, 2010, as well as the increase in the applicable deduction percentage for Domestic Production Activities (IRC Section 199), effective for fiscal 2011.

NET INCOME

Net income increased, moving from $117,870, or $1.38 per diluted share in fiscal 2010 to $137,471, or $1.59 per diluted share in fiscal 2011.

FISCAL 2010 COMPARED TO FISCAL 2009

In fiscal 2010, revenues increased 12% or $90,993 compared to the prior year due primarily to the current year acquisition of GFSI, PTSI and iPay. During fiscal 2010, the Company’s management engaged in various cost-cutting efforts that, when combined with the growth in revenue, resulted in a 14% increase in net income.

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

NET INCOME

Net income increased, moving from $103,102, or $1.22 per diluted share in fiscal 2009 to $117,870, or $1.38 per diluted share in fiscal 2010.

BUSINESS SEGMENT DISCUSSION

Bank Systems and Services
	2011	% Change	2010	% Change	2009

Revenue	$746,892	11%	$672,282	9%	$617,711
Gross Profit	$315,994	12%	$283,100	14%	$247,812

Gross Profit Margin	42%		42%		40%

In fiscal 2011, revenue increased 11% overall in the bank systems and services business segment compared to the prior year. The increase is due primarily to the acquisitions of GFSI and iPay, which added $40,150 of additional revenue in fiscal 2011, mainly in support and services in the bank systems and services business segment which increased 14% over the prior year, coupled with electronic payment services organic revenue growth of nearly 12% over the prior year. Gross profit margin remained consistent year over year, with GFSI and iPay margins performing within expectations.

In fiscal 2010, revenue increased 9% overall in the bank systems and services business segment compared to the prior year. Most of the increase is due to the acquisition of GFSI, which added $44,794 of revenue in fiscal 2010. In addition, EFT support experienced organic revenue growth of nearly 10% over the prior year and Data Center Maintenance had organic growth of 12% within the bank systems and services business segment. Gross profit margin increased from the prior year primarily due to cost control measures, particularly related to personnel costs, undertaken by management during fiscal 2010.

Credit Union Systems and Services
	2011	% Change	2010	% Change	2009

Revenue	$220,005	34%	$164,304	28%	$127,882
Gross Profit	$ 83,340	34%	$ 62,020	20%	$ 51,587

Gross Profit Margin	38%		38%		40%

In fiscal 2011, revenues in the credit union systems and services business segment increased 34% from fiscal 2010. All components of revenue increased, particularly support and service revenue, which increased by 38% over the prior year. This was due primarily to the acquisitions of PTSI and iPay, which added revenue of $38,482 to current year revenue, and electronic payment services which experienced 11% organic revenue growth. Gross profit margins have remained constant as a result of strong iPay margins being offset by slightly lower margins from the PTSI products.

In fiscal 2010, revenues in the credit union systems and services business segment increased 28% from fiscal 2009. Support and service revenue, which is the largest component of total revenues for the credit union segment, experienced strong growth in most revenue components. In particular, EFT Support experienced 163% revenue growth over the prior year due primarily to the acquisition of PTSI, which added revenue of $33,839 to fiscal 2011 revenue. Gross profit margins decreased from the prior year as license revenue, which carries the largest margins, decreased as a percentage of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

We have historically generated positive cash flow from operations and have generally used funds generated from operations and short-term borrowings on our revolving credit facility to meet capital requirements. We expect this trend to continue in the future.

The Company's cash and cash equivalents decreased to $63,125 at June 30, 2011 from $125,518 at June 30, 2010. The decrease is primarily due to the repayment of long and short term debt in the year.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Year ended June 30,
	2011	2010	2009

Net income	$137,471	$ 117,870	$ 103,102
Non-cash expenses	116,788	92,317	74,397
Change in receivables	940	(1,539)	21,214
Change in deferred revenue	19,487	10,775	21,943
Change in other assets and liabilities	(34,554)	(725)	(14,068)

Net cash from operating activities	$240,132	$ 218,698	$ 206,588

Cash provided by operations increased 10% for the fiscal year ended June 30, 2011 compared to the prior fiscal year. This increase is primarily attributable to the increase in net income, which grew through continued strong organic growth and the incremental earnings provided by the fiscal 2010 acquisitions.

Cash used in investing activities for the fiscal year ended June 2011 included capital expenditures on facilities and equipment of $32,085, including computer equipment purchases and the final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities. Other major uses of cash included $26,954 for the development of software. Cash used in investing activities for the fiscal year ended June 2010 was $505,715 and includes a net cash outlay for acquisitions of $426,652, capital expenditures of $54,509, and capitalized software development of $25,586.

Net cash from financing activities for the current fiscal year includes $229,455 net repayment on our credit facilities and the payment of dividends of $34,391. Cash used was partially offset by net proceeds of $20,359 from the exercise of stock options, the sale of common stock (through the employee stock purchase plan) and excess tax benefits from stock option exercises. During fiscal 2010, net cash from financing activities for the current fiscal year was $294,284 and includes $303,160 net borrowing on our credit facilities, proceeds of $28,522 from the exercise of stock options and the sale of common stock (through the employee stock purchase plan) and $661 excess tax benefits from stock option exercises. Cash from financing activities was partially offset by the payment of dividends of $30,461 and debt acquisition costs of $7,598.

At June 30, 2011, the Company had negative working capital of $26,561; however, the largest component of current liabilities was deferred revenue of $276,837, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we continue to have access to unused lines of credit in excess of $160,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.

US financial markets and many of the largest US financial institutions have been shaken by negative developments over the last three years in the mortgage markets and the general economy. While the effects of these events continue to impact our customers, we have not experienced any significant issues with our current collection efforts, and we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.

The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures in the fiscal year were made primarily for additional equipment, new facilities, and the improvement of existing facilities. These additions were funded from cash generated by operations.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves of short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at June 30, 2011 is $309,585. There were no repurchases of treasury stock in fiscal 2011 or 2010.

On August 19, 2011, the Company’s Board of Directors declared a cash dividend of $0.105 per share on its common stock payable on September 28, 2011, to stockholders of record on September 8, 2011. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company’s financial picture continues to be favorable.

The Company has a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facilities

The revolving loan allows short-term borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2011, no amount was outstanding.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At June 30, 2011, the outstanding balance was bearing interest at a rate of 2.25%. Of the $150,000 outstanding, $22,500 will be maturing within the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2011, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. At June 30, 2011, $3,016 was outstanding, all of which will be maturing in the next twelve months. Included in property and equipment are assets under capital leases totaling $5,540, which have accumulated depreciation totaling $365.

Other lines of credit

The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2011). The credit line was renewed through April 29, 2012. At June 30, 2011, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at June 30, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At June 30, 2011, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

At June 30, 2011 the Company’s total off balance sheet contractual obligations were $36,887. This balance consists of $26,187 of long-term operating leases for various facilities and equipment which expire from 2012 to 2017 and the remaining $10,700 is for purchase commitments related to property and equipment. The table excludes $9,399 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2011	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL

Operating lease obligations	$ 7,185	$ 10,511	$ 7,004	$ 1,487	$ 26,187
Capital lease obligations	3,016	-	-	-	3,016
Notes payable, including accrued interest	23,087	45,431	82,508	-	151,026
Purchase obligations	10,700	-	-	-	10,700

Total	$ 43,988	$ 55,942	$ 89,512	$1,487	$ 190,929

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which is effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This new standard eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. This new guidance did not have a material impact on revenue recognition because nearly all of the Company’s revenue arrangements are subject to Accounting Standards Codification (“ASC”) Topic 985. Such arrangements are considered out of scope for this ASU.

In October 2009, the FASB also issued ASU No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements, which is also effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This revision to Software (Topic 985) drops from its scope all tangible products containing both software and non-software components that operate together to deliver the product's functions. The majority of the Company’s software arrangements are not tangible products with software components; therefore, this update did not materially impact the company.

The FASB issued ASU No. 2011-04, Fair Value Measurement in May 2011, which is effective for the Company beginning July 1, 2012 and is to be applied prospectively. The updated explanatory guidance on measuring fair value will be adopted by the Company at that time and is not expected to have a significant impact on our fair value calculations. No additional fair value measurements are required as a result of the update.

The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning January 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders’ equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders’ equity. No changes in disclosure will be required as a result of the update.

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

License Fee Revenue.  For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements generally include multiple products and services or “elements.”  None of these elements alone are deemed to be essential to the functionality of the other elements. Generally accepted accounting principles require revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. When we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized following the residual method allowed by current accounting pronouncements. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates, which involve the input of numerous Company professionals from finance, operations and program management. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. The Company's most recent assessment indicates that no reporting units are currently at risk of impairment; however, significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing could have a material effect on the consolidated financial statements.

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

Based on our outstanding debt with variable interest rates as of June 30, 2011, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2012 by approximately $1,500.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	37

Management's Annual Report on Internal Control over Financial Reporting	38

Report of Independent Registered Public Accounting Firm	39

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2011, 2010, and 2009	40

Consolidated Balance Sheets, June 30, 2011 and 2010	41

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2011, 2010, and 2009	42

Consolidated Statements of Cash Flows,
Years Ended June 30, 2011, 2010 and 2009	43

Notes to Consolidated Financial Statements	44

Financial Statement Schedules

There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jack Henry & Associates, Inc.

Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

August 29, 2011

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

Management’s annual report on internal control over financial reporting now includes an assessment of the internal control over financial reporting of iPay Technologies Holding Company, LLC, acquired on June 4, 2010, which was excluded from the fiscal 2010 annual report on internal control over financial reporting. Integration of the wholly-owned subsidiary was completed during the fourth quarter of the year ended June 30, 2011 and is not considered to have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

As of the end of the Company’s 2011 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of June 30, 2011 was effective.

The Company’s internal control over financial reporting as of June 30, 2011 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jack Henry & Associates, Inc.

Monett, Missouri

We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011 of the Company and our report dated August 29, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

August 29, 2011

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	YEAR ENDED JUNE 30,
	2011	2010	2009

REVENUE
License	$ 53,067	$ 52,225	$ 58,434
Support and service	852,253	720,504	614,242
Hardware	61,577	63,857	72,917
Total revenue	966,897	836,586	745,593

COST OF SALES
Cost of license	6,285	5,827	6,885
Cost of support and service	515,917	438,476	385,837
Cost of hardware	45,361	47,163	53,472
Total cost of sales	567,563	491,466	446,194

GROSS PROFIT	399,334	345,120	299,399

OPERATING EXPENSES
Selling and marketing	68,061	60,875	54,931
Research and development	63,395	50,820	42,901
General and administrative	51,561	51,172	43,681
Total operating expenses	183,017	162,867	141,513

OPERATING INCOME	216,317	182,253	157,886

INTEREST INCOME (EXPENSE)
Interest income	125	161	781
Interest expense	(8,930)	(1,618)	(1,357)
Total	(8,805)	(1,457)	(576)

INCOME BEFORE INCOME TAXES	207,512	180,796	157,310

PROVISION FOR INCOME TAXES	70,041	62,926	54,208

NET INCOME	$ 137,471	$ 117,870	$ 103,102

Diluted net income per share	$ 1.59	$ 1.38	$ 1.22
Diluted weighted average shares outstanding	86,687	85,381	84,830

Basic net income per share	$ 1.60	$ 1.39	$ 1.23
Basic weighted average shares outstanding	85,948	84,558	84,118

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	JUNE 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 63,125	$ 125,518
Investments, at amortized cost	1,000	1,000
Receivables	207,510	208,450
Income tax receivable	17,116	6,940
Prepaid expenses and other	45,938	31,762
Prepaid cost of product	19,261	19,432

Total current assets	353,950	393,102

PROPERTY AND EQUIPMENT, net	270,186	274,670

OTHER ASSETS:
Non-current prepaid cost of product	19,083	11,093
Computer software, net of amortization	110,836	115,647
Other non-current assets	28,492	25,385
Customer relationships, net of amortization	179,133	196,328
Trade names, net of amortization	10,597	10,815
Goodwill	533,520	533,520

Total other assets	881,661	892,788

Total assets	$ 1,505,797	$ 1,560,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 12,829	$ 13,500
Accrued expenses	49,479	46,403
Deferred income tax liability	15,274	10,449
Accrued income taxes	-	3,851
Notes payable and current maturities of long term debt	26,092	105,963
Deferred revenues	276,837	264,219

Total current liabilities	380,511	444,385

LONG TERM LIABILITIES:
Non-current deferred revenues	18,267	11,398
Non-current deferred income tax liability	89,304	73,603
Debt, net of current maturities	127,939	272,732
Other long-term liabilities	10,000	8,070

Total long term liabilities	245,510	365,803

Total liabilities	626,021	810,188

STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	-	-
Common stock - $0.01 par value; 250,000,000 shares authorized;
Shares issued at 06/30/11 were 100,766,173
Shares issued at 06/30/10 were 99,808,367	1,008	998
Additional paid-in capital	361,131	334,817
Retained earnings	827,222	724,142
Less treasury stock at cost
14,406,635 shares at 06/30/11 and at 06/30/10	(309,585)	(309,585)

Total stockholders' equity	879,776	750,372
Total liabilities and stockholders' equity	$ 1,505,797	$ 1,560,560

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,
	2011	2010	2009

PREFERRED SHARES:	-	-	-

COMMON SHARES:
Shares, beginning of year	99,808,367	98,020,796	97,702,098
Shares issued for equity-based payment arrangements	857,348	1,689,457	196,727
Shares issued for Employee Stock Purchase Plan	100,458	98,114	121,971
Shares, end of year	100,766,173	99,808,367	98,020,796

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$ 998	$ 980	$ 977
Shares issued for equity-based payment arrangements	9	17	2
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$ 1,008	$ 998	$ 980

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$ 334,817	$ 298,378	$ 291,120
Shares issued upon exercise of stock options	16,837	26,569	1,882
Shares issued for Employee Stock Purchase Plan	2,456	1,953	1,888
Tax benefits from share-based compensation	2,298	4,666	1,216
Stock-based compensation expense	4,723	3,251	2,272
Balance, end of year	$ 361,131	$ 334,817	$ 298,378

RETAINED EARNINGS:
Balance, beginning of year	$ 724,142	$ 636,733	$ 560,534
Net income	137,471	117,870	103,102
Dividends (2011-$0.40 per share;
2010-$0.36 per share; 2009- $0.32 per share)	(34,391)	(30,461)	(26,903)
Balance, end of year	$ 827,222	$ 724,142	$ 636,733

TREASURY STOCK:
Balance, beginning of year	$ (309,585)	$ (309,585)	$ (251,180)
Purchase of treasury shares	-	-	(58,405)
Balance, end of year	$ (309,585)	$ (309,585)	$ (309,585)

TOTAL STOCKHOLDERS' EQUITY	$ 879,776	$ 750,372	$ 626,506

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED JUNE 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 137,471	$ 117,870	$ 103,102

Adjustments to reconcile net income from operations
to cash from operating activities:
Depreciation	41,912	36,589	38,859
Amortization	48,602	34,919	25,288
Change in deferred income taxes	20,526	16,694	7,047
Expense for stock-based compensation	4,723	3,251	2,272
Loss on disposal of assets	1,025	866	938
Other, net	-	(2)	(7)

Changes in operating assets and liabilities:
Change in receivables	940	(1,539)	21,214
Change in prepaid expenses, prepaid cost of product and other	(24,543)	(6,458)	1,969
Change in accounts payable	(671)	630	1,260
Change in accrued expenses	1,593	741	(2,430)
Change in income taxes	(10,933)	4,362	(14,867)
Change in deferred revenues	19,487	10,775	21,943

Net cash from operating activities	240,132	218,698	206,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	-	(426,653)	(3,027)
Capital expenditures	(32,085)	(54,509)	(31,562)
Purchase of investments	(3,999)	(3,999)	(2,996)
Proceeds from sale of assets	-	1,032	42
Proceeds from investments	4,000	4,000	3,000
Computer software developed	(26,954)	(25,586)	(24,684)

Net cash from investing activities	(59,038)	(505,715)	(59,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon
exercise of stock options	19,375	31,204	2,720
Minimum tax withholding payments related to option exercises	(2,529)	(4,635)	(836)
Proceeds from sale of common stock, net	2,457	1,953	1,889
Borrowings on credit facilities	399	448,647	76,692
Repayments on credit facilities	(229,854)	(145,487)	(90,181)
Debt acquisition costs	-	(7,598)	-
Excess tax benefits from stock-based compensation	1,056	661	349
Purchase of treasury stock	-	-	(58,405)
Dividends paid	(34,391)	(30,461)	(26,903)

Net cash from financing activities	(243,487)	294,284	(94,675)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (62,393)	$ 7,267	$ 52,686

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$ 125,518	$ 118,251	$ 65,565

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 63,125	$ 125,518	$ 118,251

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

License Fee Revenue:  For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements generally include multiple products and services or “elements.”  None of these elements are deemed to be essential to the functionality of the other elements. Accounting principles generally accepted in the Unites States of America (“U.S. GAAP”) generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event that we determine that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

The amortized cost of held-to-maturity securities is $1,000 at both June 30, 2011 and 2010. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.

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

The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment of value on an annual basis as of January 1 and between annual tests if events or changes in circumstances indicate that the asset might be impaired.

COMPREHENSIVE INCOME

Comprehensive income for each of the years ended June 30, 2011, 2010, and 2009 equals the Company's net income.

BUSINESS SEGMENT INFORMATION

In accordance with U.S. GAAP, the Company's operations are classified as two business segments: bank systems and services and credit union systems and services (see Note 13). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.

COMMON STOCK

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facility. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at June 30, 2011 is $309,585. There were no repurchases of treasury stock in fiscal 2011 or 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which is effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This new standard eliminates the use of the residual method of revenue recognition and requires the allocation of consideration to each deliverable using the relative selling price method. This new guidance did not have a material impact on revenue recognition because nearly all of the Company’s revenue arrangements are subject to Accounting Standards Codification (“ASC”) Topic 985. Such arrangements are considered out of scope for this ASU.

In October 2009, the FASB also issued ASU No. 2009-14, Software: Certain Revenue Arrangements that Include Software Elements, which is also effective for arrangements beginning or changed during fiscal years starting after June 15, 2010. This revision to Software (Topic 985) drops from its scope all tangible products containing both software and non-software components that operate together to deliver the product's functions. The majority of the Company’s software arrangements are not tangible products with software components; therefore, this update did not materially impact the company.

The FASB issued ASU No. 2011-04, Fair Value Measurement in May 2011, which is effective for the Company beginning July 1, 2012 and is to be applied prospectively. The updated explanatory guidance on measuring fair value will be adopted by the Company at that time and is not expected to have a significant impact on our fair value calculations. No additional fair value measurements are required as a result of the update.

The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning January 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders’ equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders’ equity. No changes in disclosure will be required as a result of the update.

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

NOTE 3: PROPERTY AND EQUIPMENT

The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2011	2010	Estimated Useful Life

Land	$ 25,011	$ 24,911
Land improvements	25,882	19,838	5-20 years
Buildings	137,580	103,744	20-30 years
Leasehold improvements	24,440	21,012	5-20 years (1)
Equipment and furniture	230,346	211,698	5-8 years
Aircraft and equipment	41,605	40,192	6-12 years
Construction in progress	8,972	53,596
	493,836	474,991
Less accumulated depreciation	223,650	200,321
Property and equipment, net	$ 270,186	$ 274,670

(1) Lesser of lease term or estimated useful life

The Company had material commitments to purchase property and equipment related to the construction of new facilities, totaling $1,622 and $4,153 at June 30, 2011 and 2010, respectively. Property and equipment included $332 and $723 that was in accrued liabilities at June 30, 2011 and 2010, respectively. Also, the Company acquired $6,020 and $8,896 of computer equipment through capital leases for the years ended June 30, 2011 and 2010, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4: OTHER ASSETS

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010, by reportable segments, are:

	Banking Systems and Services	Credit Union Systems and Services	Total

Balance, as of July 1, 2009	$ 267,602	$ 24,798	$ 292,400
Goodwill acquired during the year	136,347	104,773	241,120
Balance, as of June 30, 2010	403,949	129,571	533,520
Goodwill acquired during the year	-	-	-
Balance, as of June 30, 2011	$ 403,949	$ 129,571	$ 533,520

The banking systems and services segment additions for fiscal 2010 relate primarily to the acquisitions of iPay and GFSI. The credit union systems and services segment additions for fiscal 2010 relate to the acquisitions of iPay and PTSI. See Note 12 for further details.

Trade names & Customer relationships

Information regarding other identifiable intangible assets is as follows:

	June 30,
	2011			2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$ 278,617	$ (99,484)	$ 179,133	$ 279,273	$ (82,945)	$ 196,328

Trade names	11,064	(467)	10,597	11,064	(249)	10,815

Totals	$ 289,681	$ (99,951)	$ 189,730	$ 290,337	$ (83,194)	$ 207,143

Most of our trade name assets have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from five to 20 years.

Computer software

Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from five to ten years.

Following is an analysis of the computer software capitalized:

	Carrying	Accumulated
	Amount	Amortization	Total

Balance, July 1, 2009	$ 129,271	$ (46,592)	$ 82,679
Acquired software	30,801	(4,870)	25,931
Capitalized development cost	25,586	-	25,586
Disposals	(783)	16	(767)
Amortization expense	-	(17,782)	(17,782)
Balance, June 30, 2010	184,875	(69,228)	115,647
Capitalized development cost	26,954	-	26,954
Disposals	(2,371)	1,795	(576)
Amortization expense	-	(31,189)	(31,189)
Balance, June 30, 2011	$ 209,458	$ (98,622)	$ 110,836

Amortization expense for all intangible assets was $48,602, $34,919, and $25,288 for the fiscal years ended June 30, 2011, 2010, and 2009, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2011, is as follows:

Year	Software	Customer Relationships	Total

2012	29,543	16,169	45,712
2013	23,541	14,805	38,346
2014	19,629	14,805	34,434
2015	13,575	14,050	27,625
2016	6,263	13,427	19,690

NOTE 5: DEBT

The Company’s outstanding long and short term debt is as follows:

	June 30,
	2011	2010
LONG TERM DEBT
Long term revolving credit facility	$ -	$ 120,000
Term loan	150,000	150,000
Capital leases	-	5,689
Other borrowings	1,015	2,244
	151,015	277,933
Less current maturities	23,076	5,201
Long-term debt, net of current maturities	$ 127,939	$ 272,732

SHORT TERM DEBT
Bullet term loan	-	100,000
Capital Leases	3,016	-
Current maturities of long-term debt	23,076	5,201
Other borrowings	-	762
Notes payable and current maturities of long term debt	$ 26,092	$ 105,963

The following table summarizes the annual principal payments required as of June 30, 2011:

Years ended June 30,
2012	26,092
2013	22,879
2014	22,552
2015	22,508
2016	60,000
Thereafter	-
$ 154,031

The Company has a bank credit facility agreement that includes a revolving loan, a term loan and a bullet term loan.

Revolving credit facilities

The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2011, no amount was outstanding.

Term loan

The term loan has an original principal balance of $150,000, with quarterly principal payments of $5,625 beginning on September 30, 2011, and the remaining balance due June 4, 2015. At June 30, 2011, the outstanding balance was bearing interest at a rate of 2.25%. Of the $150,000 outstanding, $22,500 will be maturing within the next twelve months.

Bullet term loan

The bullet term loan had an original principal balance of $100,000. The full balance, which would have been due on December 4, 2010, was paid in full on July 8, 2010.

Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2011, the Company was in compliance with all such covenants.

Capital leases

The Company has entered into various capital lease obligations for the use of certain computer equipment. At June 30, 2011, $3,016 was outstanding, all of which will be maturing in the next twelve months. Included in property and equipment are assets under capital leases totaling $5,540, which have accumulated depreciation totaling $365.

Other lines of credit

The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2011). The credit line was renewed through April 29, 2012. At June 30, 2011, no amount was outstanding.

The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at June 30, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At June 30, 2011, no amount was outstanding.

Interest

The Company paid interest of $8,000, $759, and $1,606 in 2011, 2010, and 2009 respectively. During fiscal 2011, the Company incurred a total of $8,930 of interest expense.

NOTE 6: LEASE COMMITMENTS

The Company leases certain property under operating leases which expire over the next 7 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2011, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments

2012	$7,185
2013	5,672
2014	4,839
2015	3,966
2016	3,038
Thereafter	1,487
Total	$26,187

Rent expense was $8,985, $9,733, and $8,314 in 2011, 2010, and 2009, respectively.

NOTE 7: INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	Year ended June 30,
	2011	2010	2009
Current:
Federal	$ 43,334	$ 39,994	$ 39,616
State	6,180	6,238	7,527

Deferred:
Federal	18,276	14,327	7,345
State	2,251	2,367	(280)
	$ 70,041	$ 62,926	$ 54,208

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2011	2010
Deferred tax assets:
Deferred revenue	$ 5,372	$ 3,875
Expense reserves (bad debts, insurance,
franchise tax and vacation)	8,086	6,730
Net operating loss carryforwards	11,097	12,222
Other, net	1,122	514
	25,677	23,341

Deferred tax liabilities:
Accelerated tax depreciation	(29,971)	(17,425)
Accelerated tax amortization	(81,265)	(73,355)
Other, net	(18,713)	(16,307)
	(129,949)	(107,087)

Net deferred tax liability before valuation allowance	(104,272)	(83,746)

Valuation allowance	(306)	(306)

Net deferred tax liability	$ (104,578)	$ (84,052)

The deferred taxes are classified on the balance sheets as follows:

	2011	2010

Deferred income taxes (current)	$ (15,274)	$ (10,449)
Deferred income taxes (long-term)	(89,304)	(73,603)
	$ (104,578)	$ (84,052)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2011	2010	2009

Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes,
net of federal income tax benefits	2.6%	2.5%	2.7%
Research and development credit	-2.0%	-0.7%	-3.0%
Permanent book/tax differences	-2.0%	-0.9%	-0.4%
Section 199 - prior year benefits	-0.2%	-1.8%	0.0%
Deferred tax adjustments	0.5%	0.7%	0.0%
Valuation Allowance	0.0%	0.0%	0.2%
Other (net)	-0.1%	0.0%	0.0%

	33.8%	34.8%	34.5%

An adjustment was made during fiscal 2011 to reflect a $3,802 reduction to the net deferred tax liability assumed upon the acquisition of iPay in fiscal 2010. Further details are provided in Note 12.

As of June 30, 2011, we have $24,876 of net operating loss (“NOL”) carryforwards pertaining to the acquisition of GFSI, which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2011, we had state NOL carryforwards of $2,379. These losses have varying expiration dates, ranging from 2012 to 2029. Based on state tax rules which restrict our usage of these losses, we believe it is more likely than not that $306 of these losses will expire unutilized. Accordingly, a valuation allowance of $306 has been recorded against these assets as of June 30, 2011 and 2010.

The Company paid income taxes of $60,515, $42,116, and $62,965 in 2011, 2010, and 2009, respectively.

At June 30, 2010, the Company had $7,187 of unrecognized tax benefits. At June 30, 2011, the Company had $8,897 of unrecognized tax benefits, of which, $6,655, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,030 and $890 related to uncertain tax positions at June 30, 2011 and 2010, respectively.

A reconciliation of the unrecognized tax benefits for the years ended June 30, 2011 and 2010 follows:

Unrecognized Tax Benefits

Balance at July 1, 2009	$ 5,518
Additions for current year tax positions	691
Reductions for current year tax positions	(39)
Additions for prior year tax positions	2,049
Reductions for prior year tax positions	(298)
Settlements	-
Reductions related to expirations of statute of limitations	(734)
Balance at June 30, 2010	7,187
Additions for current year tax positions	1,338
Reductions for current year tax positions	-
Additions for prior year tax positions	599
Reductions for prior year tax positions	-
Settlements	-
Reductions related to expirations of statute of limitations	(227)
Balance at June 30, 2011	$ 8,897

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009 that is anticipated to be completed by the end of calendar year 2011. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial position. The U.S. federal and state income tax returns for June 30, 2008 and all subsequent years still remain subject to examination as of June 30, 2011 under statute of limitations rules. We anticipate potential changes resulting from our IRS examination and expiration of statutes of limitations could reduce the unrecognized tax benefits balance by $3,000 - $4,000 within twelve months of June 30, 2011.

NOTE 8: INDUSTRY AND SUPPLIER CONCENTRATIONS

The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2011, 2010 and 2009) are maintained for potential credit losses.

In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9: STOCK BASED COMPENSATION PLANS

Our pre-tax operating income for the years ended June 30, 2011, 2010 and 2009 includes $4,723, $3,251 and $2,272 of stock-based compensation costs, respectively. Total compensation cost for the years ended June 30, 2011, 2010 and 2009 includes $4,209, $2,347, and $1,620 relating to the restricted stock plan, respectively.

1996 SOP and 2005 NSOP

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

The 2005 NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning six months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director. As of June 30, 2011, there were 480 shares available for future grants under the plan.

A summary of option plan activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding July 1, 2008	3,977	$ 17.42
Granted	50	17.45
Forfeited	(19)	20.77
Exercised	(248)	12.28
Outstanding June 30, 2009	3,760	17.75
Granted	50	23.65
Forfeited	(71)	26.64
Exercised	(1,842)	16.70
Outstanding June 30, 2010	1,897	18.58
Granted	-	-
Forfeited	(47)	27.84
Exercised	(860)	21.46
Outstanding June 30, 2011	990	$ 15.65	$ 14,216

Vested and Expected to Vest June 30, 2011	990	$ 15.65	$ 14,216

Exercisable June 30, 2011	990	$ 15.65	$ 14,216

There were no options granted during fiscal 2011. The weighted-average fair value of options granted during fiscal 2010 and fiscal 2009 was $8.90 and $7.87, respectively. The only options granted during fiscal years 2010 and 2009 were to non-employee members of the Company’s board of directors.

The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

	Year Ended June 30,
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

As of June 30, 2011, there was no unrecognized compensation costs related to stock options since all options have now vested. The weighted average remaining contractual term on options currently exercisable as of June 30, 2011 was 2.75 years.

Following is an analysis of stock options outstanding and exercisable as of June 30, 2011:

Range of Exercise Prices	Shares		Weighted-Average Remaining Contractural Life in Years	Weighted-Average Exercise Price
	Outstanding	Exercisable	Outstanding	Outstanding	Exercisable

$10.84 - $11.50	531	531	1.78	$ 10.84	$ 10.84
$11.51 - $18.55	122	122	4.56	17.43	17.43
$18.56 - $21.53	143	143	2.01	20.05	20.05
$21.54 - $23.40	85	85	2.37	22.37	22.37
$23.41 - $23.65	50	50	8.37	23.65	23.65
$23.66 - $24.97	1	1	0.38	24.97	24.97
$24.98 - $25.00	2	2	0.41	25.00	25.00
$25.01 - $25.65	5	5	0.35	25.65	25.65
$25.66 - $25.72	1	1	0.15	25.72	25.72
$25.73 - $28.52	50	50	6.34	28.52	28.52

$ 10.84 - $28.52	990	990	2.75	$ 15.65	$ 15.65

The income tax benefits from stock option exercises totaled $2,298, $4,666 and $1,233 for the years ended June 30, 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised was $6,342, $12,694 and $1,999 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

The following table summarizes non-vested share awards as of June 30, 2011, as well as activity for the year then ended:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2009	267	$ 21.66
Granted	139	22.59
Vested	(19)	22.36
Forfeited	-	-
Non-vested shares at June 30, 2010	387	21.96
Granted	102	24.54
Vested	(59)	23.75
Forfeited	(14)	21.88
Non-vested shares at June 30, 2011	416	$ 22.34

The non-vested share awards will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.

At June 30, 2011, there was $3,860 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.49 years.

An amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010, for its executive officers. Unit awards will be made to employees remaining in continuous employment throughout the performance period and vary based on the Company’s percentile ranking in Total Shareholder Return (“TSR”) over the performance period compared to a peer group of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company’s stock.

The following table summarizes non-vested unit awards as of June 30, 2011, as well as activity for the year then ended:

	Units	Weighted Average Grant Date Fair Value

Non-vested shares at July 1, 2010	-	-
Granted	293	15.77
Vested	-	-
Forfeited	-	-
Non-vested shares at June 30, 2011	293	$ 15.77

The assumptions used in this model to estimate fair value and resulting values are as follows:

Weighted Average Assumptions at measurement date:

Volatility	37%
Risk free interest rate	0.9%
Dividend yield	1.60%
Stock Beta	0.89

At June 30, 2011, there was $3,389 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2.20 years.

NOTE 10: EARNINGS PER SHARE

The following table reflects the reconciliation between basic and diluted net income per share:

	Year Ended June 30,

	2011	2010	2009

Net Income	$137,471	$117,870	$103,102

Common share information:
Weighted average shares outstanding for basic EPS	85,948	84,558	84,118
Dilutive effect of stock options and restricted stock	739	823	712
Shares for diluted EPS	86,687	85,381	84,830

Basic Earnings per Share	$ 1.60	$ 1.39	$ 1.23

Diluted Earnings per Share	$ 1.59	$ 1.38	$ 1.22

Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. Stock options and restricted stock to purchase approximately 12 shares for fiscal 2011, 602 shares for fiscal 2010, and 1,267 shares for fiscal 2009, were not dilutive and therefore, were not included in the computations of diluted income per common share amounts.

NOTE 11:  EMPLOYEE BENEFIT PLANS

The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2011, 2010 and 2009 was $434, $345 and $333 respectively.

The Company has a defined contribution plan for its employees, the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $11,076, $9,369, and $8,341 for fiscal 2011, 2010, and 2009, respectively.

NOTE 12: BUSINESS ACQUISITIONS

Fiscal 2010 Acquisitions:

iPay Technologies Holding Company, LLC

On June 4, 2010, the Company acquired all of the equity interests of iPay, a provider of online bill payment solutions for both banks and credit unions, for $301,143 paid in cash. The cash used for this acquisition was funded primarily through borrowings on available lines of credit and certain term notes issued concurrent with the acquisition.

The acquisition of iPay expanded the Company’s presence in the growing electronic payments industry, strengthened the Company’s electronic payments offering, and increased recurring revenue.

Through the Company’s measurement period evaluation of the preliminary purchase price allocation, we identified a $2,817 decrease in the current deferred tax liability assumed, a $985 decrease in the long term deferred tax liability assumed and a $216 increase in accrued expenses assumed, with a corresponding $3,586 decrease in the goodwill arising from the acquisition. The measurement period adjustment was attributable to new information gathered related to the deferred tax liability of iPay in preparation of its final tax return. The measurement period adjustment was made retrospectively on the acquisition date, June 4, 2010, and did not impact the consolidated income statement.

Management has completed the purchase price allocation of iPay and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of June 4, 2010, updated for the retrospective adjustment, are set forth below:

Current assets (inclusive of cash acquired of $353)	$ 3,692
Long-term assets	6,362
Identifiable intangible assets	116,286
Total liabilities assumed	(13,956)
Total identifiable net assets	112,384
Goodwill	188,759
Net assets acquired	$ 301,143

The goodwill of $188,759 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of iPay, together with the value of iPay’s assembled workforce. Goodwill from this acquisition has been allocated between our Banking Systems and Services and our Credit Union Systems and Services segments based upon the extent to each segment is expected to benefit from the synergies of the combination. Approximately 80% of the goodwill is expected to be deductible for income tax purposes.

The fair value of current assets acquired included accounts receivable of $1,403, all of which was deemed to be collectible.

During fiscal year 2010, the Company incurred $2,280 in costs related to the acquisition of iPay. These costs included fees for legal, accounting, valuation and other professional fees. These costs were included within general and administrative expenses.

The results of iPay’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 included revenue of $3,526 and after-tax net income of $38.

PEMCO Technology Services, Inc.

On October 29, 2009, the Company acquired all of the issued and outstanding shares of PTSI, a provider of payment processing solutions primarily for the credit union industry, for $61,841 paid in cash. The cash used for this acquisition was funded using borrowings against available lines of credit.

The acquisition of PTSI broadened the Company’s product offerings within its electronic payments business and expanded the Company’s presence in the credit union market beyond its core client base.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 29, 2009 are set forth below:

Current assets (inclusive of cash acquired of $2,275)	$ 9,448
Long-term assets	1,222
Identifiable intangible assets	34,912
Total liabilities assumed	(3,572)
Total identifiable net assets	42,010
Goodwill	19,831
Net assets acquired	$ 61,841

The goodwill of $19,831 arising from this acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of PTSI, together with the value of PTSI’s assembled workforce. All of the goodwill from this acquisition was assigned to the Credit Union Systems and Services segment. The Company and the former shareholder of PTSI jointly made an Internal Revenue Code Section 338(h)(10) election for this acquisition. This election allows treatment of this acquisition as an asset acquisition, which permits the Company to amortize goodwill for tax purposes.

The fair value of current assets acquired includes accounts receivable of $4,686, all of which was deemed collectible.

During fiscal 2010, the Company incurred $249 in costs related to the acquisition of PTSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs were included within general and administrative expenses.

The results of PTSI’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 included revenue of $33,738 and after tax net income of $3,289.

Goldleaf Financial Solutions, Inc.

On October 1, 2009, the Company acquired all of the issued and outstanding shares of GFSI, a provider of integrated technology and payment processing solutions to financial institutions of all sizes. According to the terms of the merger agreement, each share of GFSI stock issued and outstanding was converted into the right to receive $0.98 in cash, for a total cash outlay of $19,085. The acquisition of GFSI has broadened the Company’s market presence, strengthened our competitive position by diversifying our product and service offerings and provided significant cost synergies to the combined organization. In addition to the cash paid to acquire the outstanding shares of GFSI, the Company also paid $48,532 in cash at closing to settle various outstanding obligations of GFSI, resulting in a total cash outlay of $67,617. This cash outlay was funded using existing operating cash.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 1, 2009 are set forth below:

Current assets (inclusive of cash acquired of $1,319)	$ 12,952
Long-term assets	7,466
Identifiable intangible assets	39,845
Total liabilities assumed	(25,727)
Total identifiable net assets	34,536
Goodwill	33,081
Net assets acquired	$ 67,617

The goodwill of $33,081 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with those of GFSI, together with the value of GFSI’s assembled workforce. All of the goodwill was assigned to the Banking Systems and Services segment. None of this goodwill is expected to be deductible for income tax purposes.

The fair value of current assets acquired includes trade accounts receivable with a fair value of $8,089. The gross amount receivable is $8,769, of which $680 was expected to be uncollectible. In addition, the Company acquired an investment in direct financing leases, which includes lease payments receivable of $4,210, all of which was assumed to be collectible.

During fiscal 2010, the Company incurred $1,708 in costs related to the acquisition of GFSI. These costs included fees for legal, accounting, valuation and other professional fees. These costs were included within general and administrative expenses.

The results of GFSI’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2010 included revenue of $44,794 and after tax net income of $1,204.

The accompanying consolidated statements of income for the fiscal years ended June 30, 2011, 2010 and 2009 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Year Ended
June 30,
	2011	2010	2009
	(Actual)	(Pro Forma)	(Pro Forma)

Revenue	$ 966,897	$ 910,218	$ 906,078

Gross profit	$ 399,334	$ 381,160	$ 370,474

Net income	$ 137,471	$ 122,435	$ 113,464

Diluted net income per share	$ 1.59	$ 1.43	$ 1.34
Diluted weighted average shares outstanding	86,687	85,381	84,830

Basic net income per share	$ 1.60	$ 1.45	$ 1.35
Basic weighted average shares outstanding	85,948	84,558	84,118

NOTE 13: BUSINESS SEGMENT INFORMATION

The Company is a provider of integrated computer systems that perform data processing (available for in-house or service bureau installations) for banks and credit unions. The Company’s operations are classified into two business segments: bank systems and services (“Bank”) and credit union systems and services (“Credit Union”). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue. The Company measures the performance of its segments on gross profit.

	For the Year Ended June 30, 2011
	Bank	Credit Union	Total

REVENUE
License	$ 37,424	$ 15,643	$ 53,067
Support and service	665,297	186,956	852,253
Hardware	44,171	17,406	61,577
Total revenue	746,892	220,005	966,897

COST OF SALES
Cost of license	5,008	1,277	6,285
Cost of support and service	394,040	121,877	515,917
Cost of hardware	31,850	13,511	45,361
Total cost of sales	430,898	136,665	567,563

GROSS PROFIT	$ 315,994	$ 83,340	399,334

OPERATING EXPENSES			183,017

INTEREST INCOME (EXPENSE)			(8,805)

INCOME BEFORE INCOME TAXES			$ 207,512

	For the Year Ended June 30, 2010
	Bank	Credit Union	Total

REVENUE
License	$ 38,117	$ 14,108	$ 52,225
Support and service	585,470	135,034	720,504
Hardware	48,695	15,162	63,857
Total revenue	672,282	164,304	836,586

COST OF SALES
Cost of license	4,732	1,095	5,827
Cost of support and service	348,489	89,987	438,476
Cost of hardware	35,961	11,202	47,163
Total cost of sales	389,182	102,284	491,466

GROSS PROFIT	$ 283,100	$ 62,020	345,120

OPERATING EXPENSES			162,867

INTEREST INCOME (EXPENSE)			(1,457)

INCOME BEFORE INCOME TAXES			$ 180,796

	For the Year Ended June 30, 2009
	Bank	Credit Union	Total

REVENUE
License	$ 45,169	$ 13,265	$ 58,434
Support and service	514,748	99,494	614,242
Hardware	57,794	15,123	72,917
Total revenue	617,711	127,882	745,593

COST OF SALES
Cost of license	6,113	772	6,885
Cost of support and service	321,489	64,348	385,837
Cost of hardware	42,297	11,175	53,472
Total cost of sales	369,899	76,295	446,194

GROSS PROFIT	$ 247,812	$ 51,587	299,399

OPERATING EXPENSES			141,513

INTEREST INCOME (EXPENSE)			(576)

INCOME BEFORE INCOME TAXES			$ 157,310

	For the Year Ended June 30,
	2011	2010	2009
Depreciation expense, net
Bank systems and services	$ 38,830	$ 34,497	$ 36,816
Credit Unions systems and services	3,082	2,092	2,043
Total	$ 41,912	$ 36,589	$ 38,859

Amortization expense, net
Bank systems and services	$ 35,507	$ 27,675	$ 22,779
Credit Unions systems and services	13,095	7,244	2,509
Total	$ 48,602	$ 34,919	$ 25,288

Capital expenditures
Bank systems and services	$ 23,730	$ 51,392	$ 30,752
Credit Unions systems and services	8,355	3,117	810
Total	$ 32,085	$ 54,509	$ 31,562

	For the Year Ended June 30,
	2011	2010

Property and equipment, net
Bank systems and services	$ 235,929	$ 241,596
Credit Unions systems and services	34,257	33,074
Total	$ 270,186	$ 274,670

Intangible assets, net
Bank systems and services	$ 594,507	$ 611,245
Credit Unions systems and services	239,579	245,065
Total	$ 834,086	$ 856,310

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14:  SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated any significant events occurring from the date of these financial statements through the date they were issued. The effects of any such events upon conditions existing as of the balance sheet date have been reflected within the financial statements to the extent that the effects were material. Any significant events occurring after the balance sheet date that do not relate to conditions existing as of that date are disclosed below.

On August 19, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.105 per share of common stock, payable on September 28, 2011 to shareholders of record on September 8, 2011.

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2011
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 9,459	$ 15,460	$ 13,025	$ 15,123	$ 53,067
Support and service	210,610	212,378	210,074	219,191	852,253
Hardware	14,753	14,797	17,086	14,941	61,577
Total revenue	234,822	242,635	240,185	249,255	966,897

COST OF SALES
Cost of license	1,178	2,079	1,145	1,883	6,285
Cost of support and service	125,806	126,857	131,010	132,244	515,917
Cost of hardware	10,805	10,880	12,740	10,936	45,361
Total cost of sales	137,789	139,816	144,895	145,063	567,563

GROSS PROFIT	97,033	102,819	95,290	104,192	399,334

OPERATING EXPENSES
Selling and marketing	16,362	16,979	16,929	17,791	68,061
Research and development	15,390	15,837	15,716	16,452	63,395
General and administrative	12,506	15,014	12,142	11,899	51,561
Total operating expenses	44,258	47,830	44,787	46,142	183,017

OPERATING INCOME	52,775	54,989	50,503	58,050	216,317

INTEREST INCOME (EXPENSE)
Interest income	17	32	61	15	125
Interest expense	(2,892)	(2,487)	(1,710)	(1,841)	(8,930)
Total interest income (expense)	(2,875)	(2,455)	(1,649)	(1,826)	(8,805)

INCOME BEFORE INCOME TAXES	49,900	52,534	48,854	56,224	207,512

PROVISION FOR INCOME TAXES	18,129	16,489	15,773	19,650	70,041

NET INCOME	$ 31,771	$ 36,045	$ 33,081	$ 36,574	$137,471

Diluted net income per share	$ 0.37	$ 0.42	$ 0.38	$ 0.42	$ 1.59
Diluted weighted average shares
Outstanding	86,147	86,523	86,972	87,090	86,687

Basic net income per share	$ 0.37	$ 0.42	$ 0.38	$ 0.42	$ 1.60
Basic weighted average shares
Outstanding	85,469	85,770	86,218	86,335	85,948

QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the Year Ended June 30, 2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE
License	$ 11,402	$ 12,013	$ 16,391	$ 12,419	$ 52,225
Support and service	155,926	184,143	182,090	198,345	720,504
Hardware	15,003	14,705	17,068	17,081	63,857
Total revenue	182,331	210,861	215,549	227,845	836,586

COST OF SALES
Cost of license	1,120	1,091	1,804	1,812	5,827
Cost of support and service	95,810	110,026	114,667	117,973	438,476
Cost of hardware	11,010	10,664	12,565	12,924	47,163
Total cost of sales	107,940	121,781	129,036	132,709	491,466

GROSS PROFIT	74,391	89,080	86,513	95,136	345,120

OPERATING EXPENSES
Selling and marketing	12,125	14,866	16,765	17,119	60,875
Research and development	10,148	12,339	14,001	14,332	50,820
General and administrative	10,181	14,512	12,088	14,391	51,172
Total operating expenses	32,454	41,717	42,854	45,842	162,867

OPERATING INCOME	41,937	47,363	43,659	49,294	182,253

INTEREST INCOME (EXPENSE)
Interest income	41	4	9	107	161
Interest expense	(90)	(143)	(186)	(1,199)	(1,618)
Total interest income (expense)	(49)	(139)	(177)	(1,092)	(1,457)

INCOME BEFORE INCOME TAXES	41,888	47,224	43,482	48,202	180,796

PROVISION FOR INCOME TAXES	15,614	17,247	11,847	18,218	62,926

NET INCOME	$ 26,274	$ 29,977	$ 31,635	$ 29,984	$117,870

Diluted net income per share	$ 0.31	$ 0.35	$ 0.37	$ 0.35	$ 1.38
Diluted weighted average shares
outstanding	84,823	85,224	85,480	85,998	85,381

Basic net income per share	$ 0.31	$ 0.36	$ 0.37	$ 0.35	$ 1.39
Basic weighted average shares
outstanding	83,870	84,341	84,694	85,325	84,558

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

The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.”  Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2011; their report is included in Item 8 of this Form 10K.

During the fiscal quarter ending June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, except for the integration of iPay which was completed during the fourth quarter of the year ended June 30, 2011 (see Note 12 to the Consolidated Financial Statements in Item 8).

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information under the captions “Election of Directors”, “Corporate Governance”, “Audit Committee Report”, “Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for our 2011 Annual Meeting of Stockholders which is incorporated herein by reference.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

-

Reports of Independent Registered Public Accounting Firm

-

Consolidated Statements of Income for the Years Ended June 30, 2011, 2010 and 2009

-

Consolidated Balance Sheets as of June 30, 2011 and 2010

-

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2011, 2010 and 2009

-

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009

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

10.41

Amendment to Jack Henry & Associates Inc. Restricted Stock Plan dated August 20, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.42

Form of Restricted Stock Unit Award Agreement, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.43

Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010.

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

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, (ii) the Consolidated Statements of Income for the years ended June 30, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of August, 2011.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Michael E. Henry Michael E. Henry	Chairman of the Board and Director	August 29, 2011

/s/ John F. Prim John F. Prim	Chief Executive Officer and Director	August 29, 2011

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 29, 2011

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 29, 2011

/s/ James J. Ellis James J. Ellis	Director	August 29, 2011

/s/ Craig R. Curry Craig R. Curry	Director	August 29, 2011

/s/ Wesley A. Brown Wesley A. Brown	Director	August 29, 2011

/s/ Matthew Flanigan Matthew Flanigan	Director	August 29, 2011

/s/ Marla Shepard Marla Shepard	Director	August 29, 2011