Form 10-K/A
period 2011-06-30
HENRY JACK & ASSOCIATES INC
filed 2011-09-01
CIK 779152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Jack Henry & Associates, Inc. Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 29, 2011 (the “Form 10-K”), is being filed solely to amend the Form 10-K to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulations S-T.

No changes have been made to the Form 10-K other than as described above.  This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as filed with the Securities and Exchange Commission on August 29, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.1.7**

Restated Certificate of Incorporation, attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003.

3.2.2**

Restated and Amended Bylaws, attached as Exhibit 3.2.2 to the Company’s Current Report on Form 8-K filed November 13, 2008.

10.3**

The Company’s 1995 Non-Qualified Stock Option Plan, attached as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.8**

Form of Indemnity Agreement which has been entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996.

10.9**

The Company’s 1996 Stock Option Plan, attached as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1997.

10.21**

Amendment to the Company’s 1996 Stock Option Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2005.

10.27**

The Company’s Restricted Stock Plan, attached as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed September 12, 2006.

10.28**

The Company’s 2005 Non-Qualified Stock Option Plan, attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed September 12, 2006.

10.29**

Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.29 to the Company’s Current Report on Form 8-K filed November 6, 2006.

10.31**

Form of Termination Benefits Agreement, attached as Exhibit 10.31 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.32**

Form of Restricted Stock Agreement (executives), attached as Exhibit 10.32 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.33**

Form of Restricted Stock Agreement (Vice presidents and certain other managers), attached as Exhibit 10.33 to the Company’s Current Report on Form 8-K filed September 10, 2007.

10.34**

Amendment No. 2 to Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, attached as Exhibit 10.34 to the Company’s Current Report on Form 8-K filed November 1, 2007.

10.35**

Jack Henry & Associates, Inc. 2007 Annual Incentive Plan, attached as Exhibit 10.35 to the Company’s Current Report on Form 8-K filed November 1, 2007.

10.36**

Jack Henry & Associates, Inc. 1995 Non-Qualified Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.37**

Jack Henry & Associates, Inc. 1996 Stock Option Plan, as amended May 9, 2008, attached as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.38**

Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008, attached as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed August 29, 2008.

10.39**

Revised Form of Restricted Stock Agreement (executives), attached as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009.

10.40**

Amended and Restated Credit Agreement among Jack Henry & Associates, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., regions Bank and U.S. Bank National Association, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2010.

10.41**

Amendment to Jack Henry & Associates Inc. Restricted Stock Plan dated August 20, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.42**

Form of Restricted Stock Unit Award Agreement, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.43**

Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010.

21.1**

List of the Company’s subsidiaries.

23.1**

Consent of Independent Registered Public Accounting Firm.

31.1**

Certification of Chief Executive Officer.

31.2**

Certification of Chief Financial Officer.

32.1**

Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**

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

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this Amendment No. 1 to Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and June 30, 2010, (ii) the Consolidated Statements of Income for the years ended June 30, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

** Previously furnished as an exhibit to the Jack Henry & Associates, Inc. Annual Report on Form 10-K for the year ended June 30, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Jack Henry & Associates, Inc. Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of September, 2011.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ Kevin D. Williams

Chief Financial Officer