Form 10-Q
period 2011-09-30
HENRY JACK & ASSOCIATES INC
filed 2011-11-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of November 3, 2011, Registrant has 86,578,798 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,055	$63,125
Investments, at amortized cost	1,000	1,000
Receivables	134,648	207,510
Income tax receivable	5,337	17,116
Prepaid expenses and other	51,954	45,938
Prepaid cost of product	21,980	19,261
Total current assets	322,974	353,950
PROPERTY AND EQUIPMENT, net	279,745	270,186
OTHER ASSETS:
Non-current prepaid cost of product	20,670	19,083
Computer software, net of amortization	109,995	110,836
Other non-current assets	28,741	28,492
Customer relationships, net of amortization	175,590	179,133
Trade names, net of amortization	10,543	10,597
Goodwill	533,520	533,520
Total other assets	879,059	881,661
Total assets	$1,481,778	$1,505,797
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,316	$12,829
Accrued expenses	43,974	49,479
Deferred income tax liability	15,274	15,274
Accrued income taxes	5,706	—
Notes payable and current maturities of long term debt	33,161	26,092
Deferred revenues	219,368	276,837
Total current liabilities	327,799	380,511
LONG TERM LIABILITIES:
Non-current deferred revenues	19,150	18,267
Non-current deferred income tax liability	91,240	89,304
Debt, net of current maturities	124,148	127,939
Other long-term liabilities	10,278	10,000
Total long term liabilities	244,816	245,510
Total liabilities	572,615	626,021
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 09/30/11 were 100,891,471 Shares issued at 06/30/11 were 100,766,173	1,009	1,008
Additional paid-in capital	363,116	361,131
Retained earnings	854,623	827,222
Less treasury stock at cost 14,406,635 shares at 09/30/11 and 06/30/11	(309,585)	(309,585)
Total stockholders' equity	909,163	879,776
Total liabilities and stockholders' equity	$1,481,778	$1,505,797
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2011	2010
REVENUE
License	$12,264	$9,459
Support and service	220,270	210,610
Hardware	15,804	14,753
Total revenue	248,338	234,822
COST OF SALES
Cost of license	1,127	1,178
Cost of support and service	131,124	125,806
Cost of hardware	11,661	10,805
Total cost of sales	143,912	137,789
GROSS PROFIT	104,426	97,033
OPERATING EXPENSES
Selling and marketing	18,754	16,362
Research and development	14,936	15,390
General and administrative	12,939	12,506
Total operating expenses	46,629	44,258
OPERATING INCOME	57,797	52,775
INTEREST INCOME (EXPENSE)
Interest income	129	17
Interest expense	(1,456)	(2,892)
Total interest income (expense)	(1,327)	(2,875)
INCOME BEFORE INCOME TAXES	56,470	49,900
PROVISION FOR INCOME TAXES	19,995	18,129
NET INCOME	$36,475	$31,771
Diluted earnings per share	$0.42	$0.37
Diluted weighted average shares outstanding	87,134	86,147
Basic earnings per share	$0.42	$0.37
Basic weighted average shares outstanding	86,403	85,469
Cash dividends paid per share	$0.105	$0.095

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,475	$31,771
Adjustments to reconcile net income from operations to cash from operating activities:
Depreciation	11,069	10,225
Amortization	12,625	11,946
Change in deferred income taxes	1,936	522
Expense for stock-based compensation	1,244	933
Loss on disposal of assets	11	29
Changes in operating assets and liabilities, net of effect of acquisitions:
Change in receivables	72,862	74,951
Change in prepaid expenses, prepaid cost of product and other	(9,983)	(11,246)
Change in accounts payable	(2,513)	(4,867)
Change in accrued expenses	(6,447)	(8,979)
Change in income taxes	17,770	10,357
Change in deferred revenues	(56,586)	(40,279)
Net cash from operating activities	78,463	75,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,652)	(10,023)
Customer contracts acquired	(670)	—
Computer software developed	(7,517)	(6,159)
Proceeds from investments	1,000	1,000
Purchase of investments	(999)	(999)
Net cash from investing activities	(18,838)	(16,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	435
Repayments on credit facilities	(6,340)	(132,289)
Dividends paid	(9,074)	(8,121)
Excess tax benefits from stock-based compensation	289	117
Proceeds from issuance of common stock upon exercise of stock options	526	2,025
Minimum tax withholding payments related to share based compensation	(926)	(667)
Proceeds from sale of common stock, net	830	566
Net cash from financing activities	(14,695)	(137,934)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$44,930	$(78,752)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$63,125	$125,518
CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,055	$46,766

Net cash received for income taxes was $6 for the three months ended September 30, 2011, with net cash paid being$7,122 for the same period last year. The Company paid interest of $1,008 and $3,172 for the three months ended September 30, 2011 and 2010, respectively. Capital expenditures exclude property and equipment additions totaling $10,576 and $557 that were in accrued liabilities or were acquired via capital lease during the three months ended September 30, 2011 and 2010, respectively.

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
Fair value of financial instruments
Fair values for held-to-maturity securities are based on quoted market prices. For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities. The fair value of long term debt also approximates carrying value as estimated using discounted cash flows based on the Company’s current incremental borrowing rates or quoted prices in active markets.
The Company's estimates of the fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:
Level 1: observable inputs such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2011
Financial Assets:
Money market funds	$74,805	$—	$—	$74,805
Comprehensive income
Comprehensive income for the three-month periods ended September 30, 2011 and 2010 equals the Company’s net income.
Interim financial statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the year ended June 30, 2011. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2011.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three-month periods ended September 30, 2011 and 2010, and its cash flows for the three-month periods ended September 30, 2011 and 2010.
The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended September 30, 2011.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and September 30, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2011 is $309,585. There were no repurchases of treasury stock during the three months ended September 30, 2011.
Commitments and contingencies
For fiscal 2012, the Board of Directors approved bonus plans for its executive officers and general managers for the current fiscal year. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income and return on average assets targets. For general managers, one half of each manager’s bonus is contingent upon meeting individual business unit objectives established by the executive officer to whom the general manager reports.
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
The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning January 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. No changes in disclosure will be required as a result of the update.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will apply the provisions in this update for the evaluation of goodwill and other indefinite-lived intangible assets for impairment as of January 1, 2012.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	September 30,	June 30,
	2011	2011
LONG TERM DEBT
Term loan	$144,375	$150,000
Capital leases	9,239	—
Other borrowings	825	1,015
	154,439	151,015
Less current maturities	30,291	23,076
Debt, net of current maturities	$124,148	$127,939

SHORT TERM DEBT
Capital leases	$2,870	$3,016
Current maturities of long-term debt	30,291	23,076
Notes payable and current maturities of long term debt	$33,161	$26,092

The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2011, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At September 30, 2011, the outstanding balance of $144,375 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2011, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $9,239 remains outstanding at September 30, 2011 and $7,267 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,870 at September 30, 2011.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2011 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2011). The credit line was renewed through April 29, 2012. At September 30, 2011, no amount was outstanding.
The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at September 30, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At September 30, 2011, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 35.4% of income before income taxes for the quarter ended September 30, 2011 is lower than 36.3% for the same quarter in fiscal 2011 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) in the current quarter, which did not take effect until the quarter ending December 31, 2010 and therefore was not in effect for the first quarter of fiscal 2011.
At September 30, 2011, the Company had $8,538 of gross unrecognized tax benefits, $6,819 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2011, we had accrued interest and penalties of $1,123 related to uncertain tax positions.
During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009 for which audit field work is anticipated to be completed by the end of calendar 2011. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements. The U.S. federal and state income tax returns for June 30, 2008 and all subsequent years remain subject to examination as of September 30, 2011 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations could reduce the unrecognized tax benefits balance by $2,500 - $3,500 within twelve months of September 30, 2011.

NOTE 6.    STOCK-BASED COMPENSATION
For the three-month periods ended September 30, 2011 and 2010, there was $1,244 and $933, respectively, in compensation expense from equity-based awards. The Company issues both unit awards and share awards under the Restricted Stock Plan. The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the three-month periods ended September 30, 2011.
2005 NSOP and 1996 SOP
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2011	990	$15.65
Granted	—	—
Forfeited	—	—
Exercised	(30)	18.21
Outstanding September 30, 2011	960	$15.57	$12,873
Vested September 30, 2011	960	$15.57	$12,873
Exercisable September 30, 2011	960	$15.57	$12,873
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2011 was 2.53 years.
Restricted Stock Plan
The following table summarizes non-vested unit awards as of September 30, 2011, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	293	15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding September 30, 2011	672	$18.05

The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	34.2%
Risk free interest rate	0.31%
Dividend yield	1.5%
Stock Beta	0.903
At September 30, 2011, there was $10,423 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2.53 years.
The following table summarizes non-vested share awards as of September 30, 2011, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	416	$22.34
Granted	2	29.57
Vested	(95)	22.46
Forfeited	(10)	23.34
Outstanding September 30, 2011	313	$22.32
At September 30, 2011, there was $3,215 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.64 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2011	2010
Net Income	$36,475	$31,771
Common share information:
Weighted average shares outstanding for basic earnings per share	86,403	85,469
Dilutive effect of stock options and restricted stock	731	678
Weighted average shares outstanding for diluted earnings per share	87,134	86,147
Basic earnings per share	$0.42	$0.37
Diluted earnings per share	$0.42	$0.37
Per share information is based on the weighted average number of common shares outstanding for the three-month periods ended September 30, 2011 and 2010. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. 89 anti-dilutive stock options and restricted stock were excluded for the three-month periods ended September 30, 2011 (486 shares were excluded for the same period last year) from the computation of diluted earnings per share.

NOTE 8.    BUSINESS SEGMENT INFORMATION
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

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$7,674	$4,590	$12,264	$7,104	$2,355	$9,459
Support and service	169,075	51,195	220,270	164,578	46,032	210,610
Hardware	10,359	5,445	15,804	10,193	4,560	14,753
Total revenue	187,108	61,230	248,338	181,875	52,947	234,822
COST OF SALES
Cost of license	901	226	1,127	1,078	100	1,178
Cost of support and service	99,773	31,351	131,124	96,446	29,360	125,806
Cost of hardware	7,448	4,213	11,661	7,306	3,499	10,805
Total cost of sales	108,122	35,790	143,912	104,830	32,959	137,789
GROSS PROFIT	$78,986	$25,440	104,426	$77,045	$19,988	97,033

OPERATING EXPENSES			46,629			44,258

INTEREST INCOME (EXPENSE)			(1,327)			(2,875)

INCOME BEFORE INCOME TAXES			$56,470			$49,900

	September 30,	June 30,
	2011	2011
Property and equipment, net
Bank systems and services	$244,496	$235,929
Credit Union systems and services	35,249	34,257
Total	$279,745	$270,186
Intangible assets, net
Bank systems and services	$592,930	$594,507
Credit Union systems and services	236,718	239,579
Total	$829,648	$834,086

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS
Background and Overview
We provide integrated computer systems for both in-house installations and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with compatible computer hardware, to these financial institutions. For in-house installations we also perform data conversion and software implementation services regarding our systems and provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our five data centers in five physical locations and five image-enabled item-processing centers.
In the first quarter of fiscal 2012, revenues increased 6% or $13,516 compared to the same period in the prior year due to continued revenue growth in all three of our revenue areas (license, support and service, and hardware), with particularly strong growth in our electronic payment services. During fiscal 2012, the Company's continued focus on cost management and reduced interest cost from our continued repayment of long-term debt have, when combined with the growth in revenue, resulted in a 15% increase in net income.
The current condition of the U.S. financial markets remains a primary concern as it continues to impact the demand for new products and services from our customers. The profits of many financial institutions remain low and this has resulted in some reduction of demand for new products and services. During the past three years, a number of financial institutions have closed or merged due to regulatory action. We believe that regulatory actions will continue to decline through fiscal 2012, absent a significant downturn in the economy. Furthermore, the increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions.
We have entered our new fiscal year with cautious optimism following strong first quarter results. Significant portions of our business continue to come from recurring revenue, and increases in backlog and a healthy sales pipeline are also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, our existing solutions and an unwavering commitment to superior customer service position us well to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.
A detailed discussion of the major components of the results of operations for the three-month period ended September 30, 2011 follows. All amounts are in thousands and discussions compare the current three-month period ended September 30, 2011, to the prior year three-month period ended September 30, 2010.
REVENUE

License Revenue	Three Months Ended		%
	September 30,		Change
	2011	2010
License	$12,264	$9,459	30%
Percentage of total revenue	5%	4%
The quarter increase is due to increased revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions), as well as increases in our Episys® core systems and other complementary products for our Credit Union customers.
While license fees will fluctuate from quarter to quarter, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license agreement as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%
	September 30,		Change
	2011	2010
Support and service	$220,270	$210,610	5%
Percentage of total revenue	89%	90%

	Qtr over Qtr Change
	$ Change	% Change
In-House Support & Other Services	$1,354	2%
Electronic Payment Services	8,632	12%
Outsourcing Services	1,508	3%
Implementation Services	(1,834)	(9)%
Total Increase	$9,660
There was strong growth in all support and service revenue components for the current quarter, other than implementation services which was down from last year's first quarter.
In-house support revenue increased for the quarter because annual maintenance fees have increased as our customers’ assets have grown and revenue from our complementary products has grown as the total number of supported in-house customers has grown.
Electronic payment services continues to experience the largest percentage growth. The quarterly revenue increase is attributable to strong performance across our electronic payment product range, particularly from debit/credit card processing services and iPay Technologies bill payment services.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourcing for the delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. Revenues from outsourcing services are typically earned under five-year service contracts and therefore provide a long-term stream of recurring revenues.
Implementation services revenue decreased for the quarter due to decreased implementations, particularly our Silverlake® core product and related complementary products, as our customers trend towards outsourced product delivery as noted above. The decrease was partially offset by increased installations of our Episys® core product in the quarter of $1,013.

Hardware Revenue	Three Months Ended		%
	September 30,		Change
	2011	2010
Hardware	$15,804	$14,753	7%
Percentage of total revenue	6%	6%
Hardware revenue increased slightly in the quarter due to an increase in the number of third party hardware systems and components delivered. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware.
BACKLOG
Our backlog of $361,222 ($73,221 in-house and $288,001 outsourcing) at September 30, 2011 increased 10% from $327,321 ($73,145 in-house and $254,176 outsourcing) at September 30, 2010. The current quarter backlog increased 1% from June 30, 2011, when backlog was $358,790 ($79,097 in-house and $279,693 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%
	September 30,		Change
	2011	2010

Cost of License	$1,127	$1,178	(4)%
Percentage of total revenue	<1%	1%
License Gross Profit	$11,137	$8,281	34%
Gross Profit Margin	91%	88%
Cost of support and service	$131,124	$125,806	4%
Percentage of total revenue	53%	54%
Support and Service Gross Profit	$89,146	$84,804	5%
Gross Profit Margin	40%	40%
Cost of hardware	$11,661	$10,805	8%
Percentage of total revenue	5%	5%
Hardware Gross Profit	$4,143	$3,948	5%
Gross Profit Margin	26%	27%
TOTAL COST OF SALES	$143,912	$137,789	4%
Percentage of total revenue	58%	59%
TOTAL GROSS PROFIT	$104,426	$97,033	8%
Gross Profit Margin	42%	41%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the current quarter sales of these third party vendor licenses decreased as a percentage of total license revenue leading to lower related costs. Sales of internally developed licenses increased leading to the increased gross profit margin for the quarter.
Cost of support and service increased for the quarter commensurate with the increase in support and services revenue, as evidenced by the consistent gross profit margins.
Changes in cost of hardware are fairly consistent with hardware revenue for the current quarter, with the slight increase resulting from the increased revenue as noted above.
OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%
	September 30,		Change
	2011	2010
Selling and marketing	$18,754	$16,362	15%
Percentage of total revenue	8%	7%
Selling and marketing expenses for the first quarter of fiscal 2012 have increased compared to the same period last year, and have increased slightly as a percentage of total revenue for the quarter. The change is mainly due to higher commission expenses in line with higher license and hardware revenue in the quarter and increased service contract revenues, on which commissions are paid, as a percentage of total revenue.

Research and Development	Three Months Ended		%
	September 30,		Change
	2011	2010
Research and development	$14,936	$15,390	(3)%
Percentage of total revenue	6%	7%
Research and development expenses decreased for the three months ended September 30, 2011 primarily due to increased capitalization of costs for ongoing software development projects. This also caused the decrease from 7% in the first quarter of fiscal 2011 to 6% of total revenue in fiscal 2012.

General and Administrative	Three Months Ended		%
	September 30,		Change
	2011	2010
General and administrative	$12,939	$12,506	3%
Percentage of total revenue	5%	5%
General and administrative expenses for the quarter increased slightly from the same period last year, with the percentage of total revenue remaining consistent at 5%. The slight increase is due mainly to increased depreciation and personnel costs.

INTEREST INCOME AND EXPENSE	Three Months Ended		%
	September 30,		Change
	2011	2010
Interest Income	$129	$17	659%
Interest Expense	$(1,456)	$(2,892)	(50)%
Interest income for the three month period ended September 30, 2011 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter due mainly to the $90,000 payment on our revolving credit facility in the fourth quarter of fiscal 2011, reducing interest costs in the current quarter compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $19,995 for the three month period ended September 30, 2011 compared with $18,129 for the same period last year. As of the end of the current quarter, the rate of income taxes is estimated at 35.4% of income before income taxes compared to 36.3% as reported for the same quarter in fiscal 2011. The percentage decrease was primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) in the current quarter, which did not take effect until the quarter ending December 31, 2010 and therefore did not impact the first quarter of fiscal 2011.
NET INCOME
Net income increased 15% for the three months ended September 30, 2011. For the first quarter of fiscal 2012, it was $36,475 or $0.42 per diluted share compared to $31,771, or $0.37 per diluted share in the same period last year.

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

Bank Systems and Services
	Three Months Ended		%
	September 30,		Change
	2011	2010
Revenue	$187,108	$181,875	3%
Gross Profit	$78,986	$77,045	3%
Gross Profit Margin	42%	42%
Revenue in the Bank segment mainly increased quarterly through 3%, or $4,497, growth in support and service revenue. This was mainly due to increased electronic payment services revenues from transaction processing of 12%, partially offset by a decrease in implementation revenue compared to the same period a year ago. Gross profit margins have remained consistent.

Credit Union Systems and Services
	Three Months Ended		%
	September 30, 2011		Change
	2011	2010
Revenue	$61,230	$52,947	16%
Gross Profit	$25,440	$19,988	27%
Gross Profit Margin	42%	38%
Revenue in the Credit Union segment increased from the same quarter last year for all revenue components. Electronic payment services had the largest dollar increase from last year of $2,534, primarily due to the continuing growth of our transaction processing and debit/credit card processing services. License revenue had the most significant percentage increase in the period, particularly due to increased revenues of $1,247 from the Episys® core software product. Gross profit margins for the Credit Union segment increased for the quarter mainly due to the license revenue increase noted above which achieved gross profit margin of 95%.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents was $108,055 at September 30, 2011, increasing from $63,125 at June 30, 2011, and from $46,766 at September 30, 2010. The increase in the cash balance from June 30, 2011 is primarily due to continued receipts from our annual maintenance billings. The cash balance at September 30, 2010 was lower than the balance at September 30, 2011 primarily due to repayment of the $100 million bullet loan in the first quarter of last fiscal year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2011	2010
Net income	$36,475	$31,771
Non-cash expenses	26,885	23,655
Change in receivables	72,862	74,951
Change in deferred revenue	(56,586)	(40,279)
Change in other assets and liabilities	(1,173)	(14,735)
Net cash provided by operating activities	$78,463	$75,363
Cash provided by operating activities for the fiscal year to date increased 4% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings from continued strong revenue growth.
Cash used in investing activities for the current year totaled $18,838. The largest use of cash was capital expenditures on facilities and equipment of $10,652, including computer equipment and related purchased software. Other major uses of cash included $7,517 for the development of software and $670 for the acquisition of customer contracts. In the first three months of fiscal 2011, cash used in investing activities totaled $16,181 which included capital expenditures for facilities and equipment of $10,023, which included computer equipment and final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities,with other major uses of cash being $6,159 for the development of software.
Financing activities used cash of $14,695 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $6,340 and $9,074 funded dividends paid to stockholders. Cash used was partially offset by $719 net proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and proceeds from the sale of common stock (through the employee stock purchase plan). Net cash used by financing activities in the first three months of last year, was $137,934 and includes $132,289 repayments on our lines of credit and $8,121 in dividend payments to shareholders, partially offset by $2,041 of net proceeds from the issuance of stock for stock options exercised, excess tax benefits from stock-based compensation and proceeds from the sale of common stock.
At September 30, 2011, the Company had negative working capital of $4,825; however the largest component of current liabilities was deferred revenue of $219,368, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. Therefore, we do not anticipate any liquidity problems arising from this condition.
While the current condition of the U.S. financial markets continues to impact our customers, we have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $10,652 and $10,023 for the three-month periods ended September 30, 2011 and 2010, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2012 are not expected to exceed $40,000, which will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and September 30, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at September 30, 2011 is $309,585. There were no repurchases of treasury stock during the three months ended September 30, 2011.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2011, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At September 30, 2011, the outstanding balance of $144,375 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2011, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $9,239 remains outstanding at September 30, 2011 and $7,267 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,870 at September 30, 2011.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2011 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2011). The credit line was renewed through April 29, 2012. At September 30, 2011, no amount was outstanding.
The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at September 30, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At September 30, 2011, no amount was outstanding.
Critical Accounting Policies
The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations –

“Critical Accounting Policies” – contained in our annual report on Form 10-K for the year ended June 30, 2011.
Forward Looking Statements
The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three month period ended September 30, 2011, compared to the same periods a year ago. We continue to be cautiously optimistic, maintaining significant levels of recurring revenue and continuing to see increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.

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
Based on the controls in place and the credit worthiness of the customer base, we believe the credit risk associated with the extension of credit to our customers will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Based on our outstanding debt with variable interest rates as of September 30, 2011, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2012 by less than $1,500.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

31.1        Certification of the Chief Executive Officer dated November 7, 2011.

31.2        Certification of the Chief Financial Officer dated November 7, 2011.

32.1        Written Statement of the Chief Executive Officer dated November 7, 2011.

32.2        Written Statement of the Chief Financial Officer dated November 7, 2011.

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the three-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 7, 2011	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date:	November 7, 2011	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer