Form 10-Q
period 2011-12-31
HENRY JACK & ASSOCIATES INC
filed 2012-02-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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

As of February 3, 2012, Registrant has 86,773,252 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2011	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,202	$63,125
Investments, at amortized cost	1,000	1,000
Receivables, net	126,600	207,510
Income tax receivable	6,868	17,116
Prepaid expenses and other	57,603	45,938
Prepaid cost of product	21,500	19,261
Total current assets	308,773	353,950
PROPERTY AND EQUIPMENT, net	278,233	270,186
OTHER ASSETS:
Non-current prepaid cost of product	22,052	19,083
Computer software, net of amortization	109,651	110,836
Other non-current assets	29,430	28,492
Customer relationships, net of amortization	171,455	179,133
Trade names, net of amortization	10,488	10,597
Goodwill	533,520	533,520
Total other assets	876,596	881,661
Total assets	$1,463,602	$1,505,797
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,527	$12,829
Accrued expenses	48,311	49,479
Deferred income tax liability	15,274	15,274
Accrued income taxes	5,941	—
Notes payable and current maturities of long term debt	28,914	26,092
Deferred revenues	171,394	276,837
Total current liabilities	277,361	380,511
LONG TERM LIABILITIES:
Non-current deferred revenues	19,926	18,267
Non-current deferred income tax liability	93,214	89,304
Debt, net of current maturities	118,107	127,939
Other long-term liabilities	10,547	10,000
Total long term liabilities	241,794	245,510
Total liabilities	519,155	626,021
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 12/31/11 were 101,070,200 Shares issued at 06/30/11 were 100,766,173	1,011	1,008
Additional paid-in capital	368,967	361,131
Retained earnings	884,054	827,222
Less treasury stock at cost 14,406,635 shares at 12/31/11 and 06/30/11	(309,585)	(309,585)
Total stockholders' equity	944,447	879,776
Total liabilities and equity	$1,463,602	$1,505,797
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUE
License	$13,552	$15,460	$25,816	$24,919
Support and service	225,609	212,378	445,879	422,988
Hardware	16,697	14,797	32,501	29,550
Total revenue	255,858	242,635	504,196	477,457
COST OF SALES
Cost of license	1,115	2,079	2,242	3,257
Cost of support and service	135,833	126,857	266,956	252,663
Cost of hardware	11,501	10,880	23,162	21,685
Total cost of sales	148,449	139,816	292,360	277,605
GROSS PROFIT	107,409	102,819	211,836	199,852
OPERATING EXPENSES
Selling and marketing	18,164	16,979	36,918	33,341
Research and development	15,075	15,837	30,011	31,227
General and administrative	13,382	15,014	26,322	27,520
Total operating expenses	46,621	47,830	93,251	92,088
OPERATING INCOME	60,788	54,989	118,585	107,764
INTEREST INCOME (EXPENSE)
Interest income	106	32	234	49
Interest expense	(1,448)	(2,487)	(2,904)	(5,379)
Total interest income (expense)	(1,342)	(2,455)	(2,670)	(5,330)
INCOME BEFORE INCOME TAXES	59,446	52,534	115,915	102,434
PROVISION FOR INCOME TAXES	20,921	16,489	40,916	34,618
NET INCOME	$38,525	$36,045	$74,999	$67,816
Diluted earnings per share	$0.44	$0.42	$0.86	$0.79
Diluted weighted average shares outstanding	87,371	86,523	87,253	86,335
Basic earnings per share	$0.45	$0.42	$0.87	$0.79
Basic weighted average shares outstanding	86,572	85,770	86,488	85,620
Cash dividends paid per share	$0.105	$0.095	$0.210	$0.190

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$74,999	$67,816
Adjustments to reconcile net income from operations to cash from operating activities:
Depreciation	22,076	20,882
Amortization	25,337	24,160
Change in deferred income taxes	3,910	1,082
Expense for stock-based compensation	3,014	2,206
(Gain)/loss on disposal of assets	(182)	176
Changes in operating assets and liabilities:
Change in receivables	80,910	81,623
Change in prepaid expenses, prepaid cost of product and other	(17,195)	(11,727)
Change in accounts payable	(5,302)	(5,475)
Change in accrued expenses	(4,404)	(6,700)
Change in income taxes	16,882	(2,613)
Change in deferred revenues	(103,784)	(85,601)
Net cash from operating activities	96,261	85,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,913)	(15,452)
Proceeds from sale of assets	2,641	—
Customer contracts acquired	(670)	—
Computer software developed	(15,695)	(12,133)
Proceeds from investments	2,000	2,000
Purchase of investments	(2,000)	(2,000)
Net cash from investing activities	(32,637)	(27,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	399
Repayments on credit facilities	(18,047)	(135,293)
Dividends paid	(18,167)	(16,266)
Excess tax benefits from stock-based compensation	980	589
Proceeds from issuance of common stock upon exercise of stock options	3,761	14,245
Minimum tax withholding payments related to share based compensation	(1,626)	(1,629)
Proceeds from sale of common stock, net	1,552	1,064
Net cash from financing activities	(31,547)	(136,891)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$32,077	$(78,647)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$63,125	$125,518
CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,202	$46,871

Net cash paid for income taxes was $19,145 for the six months ended December 31, 2011, compared to $35,560 for the same period last year. The Company paid interest of $1,873 and $5,458 for the six months ended December 31, 2011 and 2010, respectively. Capital expenditures exclude property and equipment additions totaling $14,261 and $2,349 that were in accrued liabilities or were acquired via capital lease during the six months ended December 31, 2011 and 2010, respectively.

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
Level 1: observable inputs such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
Fair value of financial assets, included in cash and cash equivalents, is as follows:

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2011
Financial Assets:
Money market funds	$59,892	$—	$—	$59,892
June 30, 2011
Financial Assets:
Money market funds	$74,805	$—	$—	$74,805
Comprehensive income
Comprehensive income for the three and six-month periods ended December 31, 2011 and 2010 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2011, the results of its operations for the three and six-month periods ended December 31, 2011 and 2010, and its cash flows for the six-month periods ended December 31, 2011 and 2010.
The results of operations for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended December 31, 2011.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and December 31, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2011 is $309,585. There were no repurchases of treasury stock during the six months ended December 31, 2011.
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

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement in May 31, 2011, which is effective for the Company beginning July 1, 2012 and is to be applied prospectively. The updated explanatory guidance on measuring fair value will be adopted by the Company at that time and is not expected to have a significant impact on our fair value calculations. No additional fair value measurements are required as a result of the update.
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
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The provisions in this update will be effective for the Company beginning July 1, 2012.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2011	2011
LONG TERM DEBT
Term loan	$138,750	$150,000
Capital leases	6,113	—
Other borrowings	652	1,015
	145,515	151,015
Less current maturities	27,408	23,076
Debt, net of current maturities	$118,107	$127,939

SHORT TERM DEBT
Capital leases	$1,506	$3,016
Current maturities of long-term debt	27,408	23,076
Notes payable and current maturities of long term debt	$28,914	$26,092

The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2011, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At December 31, 2011, the outstanding balance of $138,750 was bearing interest at a rate of 2.58%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2011, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $6,113 remains outstanding at December 31, 2011 of which $4,416 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,506 at December 31, 2011.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2011 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2011). The credit line was renewed through April 29, 2012. At December 31, 2011, no amount was outstanding.
The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at December 31, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At December 31, 2011, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 35.2% of income before income taxes for the quarter ended December 31, 2011 is higher than 31.4% for the same quarter in fiscal 2011 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which was retroactively extended from January 1, 2010 to December 31, 2011 during the quarter ended

December 31, 2010. The rate of income taxes for the six month period of 35.3% of income before income taxes compared to 33.8% as reported in fiscal 2011 also fluctuated due to the effect of the R&E Credit retroactive extension.
At December 31, 2011, the Company had $8,717 of gross unrecognized tax benefits, $6,989 of which, if recognized would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011, we had accrued interest and penalties of $1,217 related to uncertain tax positions.
During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009. Audit field work for these periods was completed during the current quarter. Additionally, the internal Revenue Service commenced an examination of the Company's U.S. federal income tax returns for the fiscal year ended June 30, 2010 during the current quarter. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements. The U.S. federal and state income tax returns for June 30, 2008 and all subsequent years remain subject to examination as of December 31, 2011 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations could reduce the unrecognized tax benefits balance by $2,500 - $3,500 within twelve months of December 31, 2011.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended December 31, 2011 and 2010, there was $1,771 and $1,272, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2012 and 2011 includes $3,014 and $2,206 of equity-based compensation costs respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the six-month periods ended December 31, 2011.
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2011	990	$15.65
Granted	—	—
Forfeited	—	—
Exercised	(173)	17.86
Outstanding December 31, 2011	817	$15.18	$15,049
Vested December 31, 2011	817	$15.18	$15,049
Exercisable December 31, 2011	817	$15.18	$15,049
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2011 was 2.36 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of December 31, 2011, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	293	15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding December 31, 2011	672	$18.05

The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	34.2%
Risk free interest rate	0.31%
Dividend yield	1.5%
Stock Beta	0.903
At December 31, 2011, there was $9,359 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2.27 years.
The following table summarizes non-vested share awards as of December 31, 2011, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	416	$22.34
Granted	24	30.50
Vested	(105)	22.91
Forfeited	(11)	23.39
Outstanding December 31, 2011	324	$22.72
At December 31, 2011, there was $3,273 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.47 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Income	$38,525	$36,045	$74,999	$67,816
Common share information:
Weighted average shares outstanding for basic earnings per share	86,572	85,770	86,488	85,620
Dilutive effect of stock options and restricted stock	799	753	765	715
Weighted average shares outstanding for diluted earnings per share	87,371	86,523	87,253	86,335
Basic earnings per share	$0.45	$0.42	$0.87	$0.79
Diluted earnings per share	$0.44	$0.42	$0.86	$0.79
Per share information is based on the weighted average number of common shares outstanding for the three and six-month periods ended December 31, 2011 and 2010. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. There were no anti-dilutive stock options and restricted stock excluded for the three-month periods ended December 31, 2011 (116 were excluded for the three months ended December 31, 2010). Anti-dilutive stock options and restricted stock to purchase approximately 241 and 601 shares were excluded from the computation of diluted earnings per share for the six-month periods ended December 31, 2011 and December 31, 2010, respectively.

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

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$9,540	$4,012	$13,552	$11,258	$4,202	$15,460
Support and service	173,189	52,420	225,609	166,033	46,345	212,378
Hardware	13,020	3,677	16,697	11,731	3,066	14,797
Total revenue	195,749	60,109	255,858	189,022	53,613	242,635
COST OF SALES
Cost of license	933	182	1,115	1,696	383	2,079
Cost of support and service	103,422	32,411	135,833	96,728	30,129	126,857
Cost of hardware	8,663	2,838	11,501	8,480	2,400	10,880
Total cost of sales	113,018	35,431	148,449	106,904	32,912	139,816
GROSS PROFIT	$82,731	$24,678	107,409	$82,118	$20,701	102,819

OPERATING EXPENSES			46,621			47,830

INTEREST INCOME (EXPENSE)			(1,342)			(2,455)

INCOME BEFORE INCOME TAXES			$59,446			$52,534

	Six Months Ended			Six Months Ended
	December 31, 2011			December 31, 2010
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$17,214	$8,602	$25,816	$18,362	$6,557	$24,919
Support and service	342,264	103,615	445,879	330,611	92,377	422,988
Hardware	23,379	9,122	32,501	21,924	7,626	29,550
Total revenue	382,857	121,339	504,196	370,897	106,560	477,457
COST OF SALES
Cost of license	1,834	408	2,242	2,774	483	3,257
Cost of support and service	203,195	63,761	266,956	193,174	59,489	252,663
Cost of hardware	16,111	7,051	23,162	15,786	5,899	21,685
Total cost of sales	221,140	71,220	292,360	211,734	65,871	277,605
GROSS PROFIT	$161,717	$50,119	211,836	$159,163	$40,689	199,852

OPERATING EXPENSES			93,251			92,088

INTEREST INCOME (EXPENSE)			(2,670)			(5,330)

INCOME BEFORE INCOME TAXES			$115,915			$102,434

	December 31,	June 30,
	2011	2011
Property and equipment, net
Bank systems and services	$244,465	$235,929
Credit Union systems and services	33,768	34,257
Total	$278,233	$270,186
Intangible assets, net
Bank systems and services	$589,404	$594,507
Credit Union systems and services	235,710	239,579
Total	$825,114	$834,086

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 9.    SUBSEQUENT EVENTS
On February 6, 2012, the Company's Board of Directors declared a cash dividend of $0.115 per share on its common stock, payable on March 8, 2012 to shareholders of record on February 21, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS
Background and Overview
We provide integrated computer systems for both in-house installations and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with data conversion services, software implementation services and compatible computer hardware, to these financial institutions. For in-house installations we also provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our five data centers in five physical locations and four image-enabled item-processing centers.
In the second quarter of fiscal 2012, revenues increased 5% or $13,223 compared to the same period in the prior year, with particularly strong growth continuing in our electronic payment services. In the first half of fiscal 2012, revenues increased 6% or $26,739 compared to the first half of last year due to continued revenue growth in all three of our components of revenue (license, support and service, and hardware). During fiscal 2012, the Company continued to focus on cost management and also reduced interest cost from our sustained repayment of long-term debt. The growth in revenue and reduced interest cost, partially offset by a slightly higher tax rate, has resulted in a 7% increase in net income for the quarter and an 11% increase for the year-to-date period.
The current condition of the U.S. financial markets remains a primary concern as it continues to impact the demand for new products and services from our customers. The profitability of many financial institutions remain low and this has resulted in some reduction of demand for new products and services. During the past three years, a number of financial institutions have closed or merged due to regulatory action. We believe that regulatory actions will decline through fiscal 2012, absent a significant downturn in the economy. Furthermore, the increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions.
We continue through fiscal 2012 with cautious optimism following strong second quarter results. Significant portions of our business continue to come from recurring revenue, and increases in backlog coupled with a healthy sales pipeline are also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for some of our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.
A detailed discussion of the major components of the results of operations for the three and six-month periods ended December 31, 2011 follows. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2011, to the prior year three and six-month periods ended December 31, 2010.
REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
License	$13,552	$15,460	(12)%	$25,816	$24,919	4%
Percentage of total revenue	5%	6%		5%	5%
The current quarter decrease is due to higher revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) in the three months ended December 31, 2010 compared to this fiscal year, partially offset by a strong quarter for our Silverlake® and Episys® core systems.
The year-to-date increase is due to increases in Silverlake® and Episys® revenues, slightly offset by the Alogent® decrease noted above and small decreases in other complementary products.
While license fees will fluctuate from quarter to quarter, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Support and service	$225,609	$212,378	6%	$445,879	$422,988	5%
Percentage of total revenue	88%	88%		88%	89%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Change	$ Change	% Change
In-House Support & Other Services	$1,861	3%	$3,215	2%
Electronic Payment Services	7,000	9%	15,632	10%
Outsourcing Services	1,751	4%	3,259	4%
Implementation Services	2,619	16%	785	2%
Total Increase	$13,231		$22,891
There was strong growth in all support and service revenue components for both the current quarter and the year-to-date.
In-house support and other services revenue increased for the three and six month periods because annual maintenance fees have increased as our customers’ assets have grown, particularly for Episys®. Revenue from our complementary products has grown as the total number of supported in-house products has grown.
Electronic payment services continues to experience the largest growth. The quarterly and six-month revenue increases are attributable to strong performance across our electronic payment products, particularly from debit/credit card processing services, online bill payment services and ACH processing.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues.
Implementation services revenue increased for the quarter and year-to-date due to increased implementations of our Episys® core products. In addition, complementary products for both banks and credit unions continue to perform well.

Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Hardware	$16,697	$14,797	13%	$32,501	$29,550	10%
Percentage of total revenue	7%	6%		6%	6%
Hardware revenue increased for the three and six month periods due to an increase in the number of third party hardware systems and components delivered, mainly in the current quarter, as existing customers upgraded their hardware systems.
Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware.
BACKLOG
Our backlog of $378,778 ($73,742 in-house and $305,036 outsourcing) at December 31, 2011 increased 11% from $342,725 ($78,695 in-house and $264,030 outsourcing) at December 31, 2010. The current quarter backlog increased 5% from September 30, 2011, when backlog was $361,222 ($73,221 in-house and $288,001 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010

Cost of License	$1,115	$2,079	(46)%	$2,242	$3,257	(31)%
Percentage of total revenue	<1%	1%		<1%	1%
License Gross Profit	$12,437	$13,381	(7)%	$23,574	$21,662	9%
Gross Profit Margin	92%	87%		91%	87%
Cost of support and service	$135,833	$126,857	7%	$266,956	$252,663	6%
Percentage of total revenue	53%	52%		53%	53%
Support and Service Gross Profit	$89,776	$85,521	5%	$178,923	$170,325	5%
Gross Profit Margin	40%	40%		40%	40%
Cost of hardware	$11,501	$10,880	6%	$23,162	$21,685	7%
Percentage of total revenue	4%	4%		5%	5%
Hardware Gross Profit	$5,196	$3,917	33%	$9,339	$7,865	19%
Gross Profit Margin	31%	26%		29%	27%
TOTAL COST OF SALES	$148,449	$139,816	6%	$292,360	$277,605	5%
Percentage of total revenue	58%	58%		58%	58%
TOTAL GROSS PROFIT	$107,409	$102,819	4%	$211,836	$199,852	6%
Gross Profit Margin	42%	42%		42%	42%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the quarter and year-to-date, sales of these third party vendor licenses decreased as a percentage of total license revenue leading to lower related costs and increased gross profit margins.
Cost of support and service increased for the three and six months commensurate with the increase in support and services revenue, as evidenced by the consistent gross profit margins.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter and year to date however, increased sales of higher margin products related to the upgrades noted above has driven higher hardware margins in the current quarter and year-to-date.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Selling and marketing	$18,164	$16,979	7%	$36,918	$33,341	11%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for both the quarter and year-to-date have increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Research and development	$15,075	$15,837	(5)%	$30,011	$31,227	(4)%
Percentage of total revenue	6%	7%		6%	7%
Research and development expenses decreased for the three and six month periods ended December 31, 2011 primarily due to increased capitalization of costs for ongoing software development projects, which has also driven the decreases in the percentage of total revenue for both the quarter and year-to-date.

General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
General and administrative	$13,382	$15,014	(11)%	$26,322	$27,520	(4)%
Percentage of total revenue	5%	6%		5%	6%
General and administrative expenses for the quarter and year-to-date decreased slightly due mainly to decreased legal expenses compared to the same periods last year.
The percentage of total revenue reduced from 6% of total revenue in the prior fiscal year (both quarter and year-to-date) to 5% in the current fiscal year.

INTEREST INCOME AND EXPENSE	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Interest Income	$106	$32	231%	$234	$49	378%
Interest Expense	$(1,448)	$(2,487)	(42)%	$(2,904)	$(5,379)	(46)%
Interest income for the three and six-month periods ended December 31, 2011 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due mainly to payments of $120,000 made on our revolving credit facility in fiscal 2011, reducing interest costs this year compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $20,921 and $40,916 for the three and six month period ended December 31, 2011 compared with $16,489 and $34,618 for the same periods last year. As of the end of the current quarter, the effective rate of income taxes is 35.2% and 35.3% of income before income taxes for the quarter and year-to-date respectively, compared to 31.4% and 33.8% as reported in fiscal 2011. The prior year percentage was lower primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which was retroactively extended from January 1, 2010 to December 31, 2011 during the second quarter of fiscal 2011. At this time the credit has not been renewed for the current tax year.
NET INCOME
Net income increased 7% for the three months ended December 31, 2011. For the second quarter of fiscal 2012, it was $38,525 or $0.44 per diluted share compared to $36,045, or $0.42 per diluted share in the same period last year. Net income also increased for the six month period ended December 31, 2011 to $74,999 or $0.86 per diluted share compared to $67,816 or $0.79 per diluted share, for the same six month period last year.

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

Bank Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2011	2010		2011	2010
Revenue	$195,749	$189,022	4%	$382,857	$370,897	3%
Gross Profit	$82,731	$82,118	1%	$161,717	$159,163	2%
Gross Profit Margin	42%	43%		42%	43%
Revenue in the Bank segment increased 4% compared to the equivalent quarter last fiscal year. This was primarily through growth in support and service revenue, driven mainly by a 10% increase in electronic payment transaction processing services revenue.
Year-to-date revenue increased for the six month period due mainly to a 4% increase in support and service revenue. This increase was driven by an 11% increase in electronic payment services revenues from transaction processing, partially offset by a decrease in implementation revenue compared to the same period a year ago.
Gross profit margins have remained fairly consistent.

Credit Union Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31, 2011		Change	December 31, 2011		Change
	2011	2010		2011	2010
Revenue	$60,109	$53,613	12%	$121,339	$106,560	14%
Gross Profit	$24,678	$20,701	19%	$50,119	$40,689	23%
Gross Profit Margin	41%	39%		41%	38%
Revenue in the Credit Union segment increased from the same quarter last year, particularly related to core system implementations and revenues from electronic payment services. The implementation revenue is related to the continued strong performance of our Episys® product. Electronic payment services increased due to the continuing growth of our online bill payment processing and debit/credit card processing services.
Year-to-date revenue in the Credit Union segment has increased in all three of our revenue areas. Support and service revenues grew through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and implementations due to increased Episys® implementations in the year-to-date. Additionally, license revenue had the most significant percentage increase in the six month period due primarily to increased revenues from the Episys® core software product.
Gross profit margins for the Credit Union segment for the three and six month periods have increased mainly due to the increase in license revenue noted above with associated gross profit margin of 95%.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents was $95,202 at December 31, 2011, increasing from $63,125 at June 30, 2011, and from $46,871 at December 31, 2010. The increase from June 30, 2011 is primarily due to continued receipts from our annual maintenance billings. The cash balance at December 31, 2010 was lower than the balance at December 31, 2011 primarily due to repayment of the $100 million bullet loan in the first quarter of last fiscal year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2011	2010
Net income	$74,999	$67,816
Non-cash expenses	54,155	48,506
Change in receivables	80,910	81,623
Change in deferred revenue	(103,784)	(85,601)
Change in other assets and liabilities	(10,019)	(26,515)
Net cash provided by operating activities	$96,261	$85,829
Cash provided by operating activities for the fiscal year to date increased 12% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interests costs.
Cash used in investing activities for the current year totaled $32,637. The largest use of of cash included capital expenditures on facilities and equipment of $18,913, including ongoing build-out of our Allen, TX facility, computer equipment purchases and related purchased software. Other major uses of cash included $15,695 for the development of software and $670 for the acquisition of customer contracts. This expenditure has been partially offset by $2,641 proceeds from an aircraft sale. In the first six months of fiscal 2011, cash used in investing activities totaled $27,585 which included capital expenditures for facilities and equipment of $15,452, which included computer equipment and final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities,with other major uses of cash being $12,133 for the development of software.
Financing activities used cash of $31,547 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $18,047 and funded dividends paid to stockholders of $18,167. Cash used was partially offset by $4,667 net proceeds from the issuance of stock and tax related to stock-based compensation. Net cash used by financing activities in the first six months of last year, was $136,891 and includes $135,293 repayments on our lines of credit and $16,266 in dividend payments to shareholders, partially offset by $14,269 of net proceeds from the issuance of stock and tax related to stock-based compensation.
While the current condition of the U.S. financial markets continues to impact our customers, we have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $18,913 and $15,452 for the six-month periods ended December 31, 2011 and 2010, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2012 are not expected to exceed $40,000, which will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and December 31, 2011, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at December 31, 2011 is $309,585. There were no repurchases of treasury stock during the three and six months ended December 31, 2011.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2011, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At December 31, 2011, the outstanding balance of $138,750 was bearing interest at a rate of 2.58%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2011, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $6,113 remains outstanding at December 31, 2011 and $4,416 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,506 at December 31, 2011.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2011 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2011). The credit line was renewed through April 29, 2012. At December 31, 2011, no amount was outstanding.
The Company renewed a bank credit line on March 7, 2011 which provides for funding of up to $8,000 and bears interest at the Federal Reserve Board’s prime rate (3.25% at December 31, 2011). The credit line expires March 7, 2012 and is secured by $1,000 of investments. At December 31, 2011, no amount was outstanding.
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
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and six month period ended December 31, 2011, compared to the same periods a year ago. We continue to be cautiously optimistic, as we maintain significant levels of recurring revenue and continue to see increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.

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
Based on our outstanding debt with variable interest rates as of December 31, 2011, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2012 by less than $1,388.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 6. EXHIBITS

31.1        Certification of the Chief Executive Officer dated February 6, 2012.

31.2        Certification of the Chief Financial Officer dated February 6, 2012.

32.1        Written Statement of the Chief Executive Officer dated February 6, 2012.

32.2        Written Statement of the Chief Financial Officer dated February 6, 2012.

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the three and six-month periods ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 6, 2012	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date:	February 6, 2012	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer