Form 10-Q
period 2012-03-31
HENRY JACK & ASSOCIATES INC
filed 2012-05-04
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of May 2, 2012, Registrant has 87,309,224 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,771	$63,125
Investments, at amortized cost	—	1,000
Receivables, net	118,371	207,510
Income tax receivable	7,284	17,116
Prepaid expenses and other	57,913	45,938
Prepaid cost of product	19,624	19,261
Total current assets	292,963	353,950
PROPERTY AND EQUIPMENT, net	273,106	270,186
OTHER ASSETS:
Non-current prepaid cost of product	25,062	19,083
Computer software, net of amortization	112,031	110,836
Other non-current assets	29,393	28,492
Customer relationships, net of amortization	167,526	179,133
Trade names, net of amortization	10,434	10,597
Goodwill	533,520	533,520
Total other assets	877,966	881,661
Total assets	$1,444,035	$1,505,797
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,236	$12,829
Accrued expenses	49,549	49,479
Deferred income tax liability	15,274	15,274
Accrued income taxes	42	—
Notes payable and current maturities of long term debt	28,567	26,092
Deferred revenues	118,039	276,837
Total current liabilities	221,707	380,511
LONG TERM LIABILITIES:
Non-current deferred revenues	20,228	18,267
Non-current deferred income tax liability	99,407	89,304
Debt, net of current maturities	112,483	127,939
Other long-term liabilities	11,419	10,000
Total long term liabilities	243,537	245,510
Total liabilities	465,244	626,021
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 3/31/12 were 101,341,047 Shares issued at 06/30/11 were 100,766,173	1,013	1,008
Additional paid-in capital	376,648	361,131
Retained earnings	910,715	827,222
Less treasury stock at cost 14,406,635 shares at 3/31/12 and 06/30/11	(309,585)	(309,585)
Total stockholders' equity	978,791	879,776
Total liabilities and equity	$1,444,035	$1,505,797
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUE
License	$15,009	$13,025	$40,825	$37,944
Support and service	226,535	210,074	672,414	633,062
Hardware	14,760	17,086	47,261	46,636
Total revenue	256,304	240,185	760,500	717,642
COST OF SALES
Cost of license	2,424	1,145	4,666	4,402
Cost of support and service	139,593	131,010	406,549	383,673
Cost of hardware	10,904	12,740	34,066	34,425
Total cost of sales	152,921	144,895	445,281	422,500
GROSS PROFIT	103,383	95,290	315,219	295,142
OPERATING EXPENSES
Selling and marketing	18,994	16,929	55,912	50,270
Research and development	15,471	15,716	45,482	46,943
General and administrative	12,421	12,142	38,742	39,662
Total operating expenses	46,886	44,787	140,136	136,875
OPERATING INCOME	56,497	50,503	175,083	158,267
INTEREST INCOME (EXPENSE)
Interest income	85	61	320	110
Interest expense	(1,464)	(1,710)	(4,368)	(7,089)
Total interest income (expense)	(1,379)	(1,649)	(4,048)	(6,979)
INCOME BEFORE INCOME TAXES	55,118	48,854	171,035	151,288
PROVISION FOR INCOME TAXES	18,461	15,773	59,378	50,391
NET INCOME	$36,657	$33,081	$111,657	$100,897
Diluted earnings per share	$0.42	$0.38	$1.28	$1.17
Diluted weighted average shares outstanding	87,592	86,972	87,366	86,553
Basic earnings per share	$0.42	$0.38	$1.29	$1.18
Basic weighted average shares outstanding	86,824	86,218	86,600	85,819
Cash dividends paid per share	$0.115	$0.105	$0.325	$0.295

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$111,657	$100,897
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	33,315	31,407
Amortization	37,150	36,210
Change in deferred income taxes	10,103	5,001
Expense for stock-based compensation	4,886	3,438
(Gain)/loss on disposal of assets	79	449
Changes in operating assets and liabilities:
Change in receivables	89,139	92,921
Change in prepaid expenses, prepaid cost of product and other	(18,623)	(9,631)
Change in accounts payable	(2,593)	(4,746)
Change in accrued expenses	(1,720)	(5,559)
Change in income taxes	11,461	2,781
Change in deferred revenues	(156,837)	(138,010)
Net cash from operating activities	118,017	115,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,555)	(24,216)
Proceeds from sale of assets	2,772	—
Customer contracts acquired	(720)	—
Computer software developed	(25,855)	(19,279)
Proceeds from investments	3,000	3,000
Purchase of investments	(2,000)	(2,999)
Net cash from investing activities	(49,358)	(43,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	399
Repayments on credit facilities	(24,315)	(136,921)
Dividends paid	(28,164)	(25,324)
Excess tax benefits from stock-based compensation	3,006	982
Proceeds from issuance of common stock upon exercise of stock options	8,810	18,759
Minimum tax withholding payments related to share based compensation	(3,766)	(2,412)
Proceeds from sale of common stock, net	2,416	1,718
Net cash from financing activities	(42,013)	(142,799)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$26,646	$(71,135)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$63,125	$125,518
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,771	$54,383

Net cash paid for income taxes was $34,728 for the nine months ended March 31, 2012, compared to $41,627 for the same period last year. The Company paid interest of $2,927 and $5,458 for the nine months ended March 31, 2012 and 2011, respectively. Capital expenditures exclude property and equipment additions totaling $13,126 and $3,640 that were in accrued liabilities or were acquired via capital lease during the nine months ended March 31, 2012 and 2011, respectively.

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

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2012
Financial Assets:
Money market funds	$57,958	$—	$—	$57,958
June 30, 2011
Financial Assets:
Money market funds	$24,695	$—	$—	$24,695
Comprehensive income
Comprehensive income for the three and nine-month periods ended March 31, 2012 and 2011 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2012, the results of its operations for the three and nine-month periods ended March 31, 2012 and 2011, and its cash flows for the nine-month periods ended March 31, 2012 and 2011.
The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended March 31, 2012.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and March 31, 2012, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2012 is $309,585. There were no repurchases of treasury stock during the nine months ended March 31, 2012.
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

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement in May 31, 2011, which is now effective for the Company. The updated explanatory guidance on measuring fair value will be adopted by the Company at that time and is not expected to have a significant impact on our fair value calculations. No additional fair value measurements were required as a result of the update.
The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning July 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. No changes in disclosure will be required as a result of the update.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2012	2011
LONG TERM DEBT
Term loan	$133,125	$150,000
Capital leases	5,910	—
Other borrowings	527	1,015
	139,562	151,015
Less current maturities	27,079	23,076
Debt, net of current maturities	$112,483	$127,939

SHORT TERM DEBT
Capital leases	$1,488	$3,016
Current maturities of long-term debt	27,079	23,076
Notes payable and current maturities of long term debt	$28,567	$26,092

The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At March 31, 2012, the outstanding balance of $133,125 was bearing interest at a rate of 2.47%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $5,910 remains outstanding at March 31, 2012 of which $4,124 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,488 at March 31, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2012). The credit line was renewed through April 29, 2014. At March 31, 2012, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 33.5% of income before income taxes for the quarter ended March 31, 2012 is higher than 32.3% for the same quarter in fiscal 2011 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which expired December 31, 2011. The rate of income taxes for the nine month period ending March 31, 2012 of 34.7% of income before income taxes compared to 33.3% as reported in fiscal 2011 also fluctuated due to the effect of the R&E Credit expiration.
At March 31, 2012, the Company had $9,496 of gross unrecognized tax benefits, $7,548 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2012, we had accrued interest and penalties of $1,321 related to uncertain tax positions.

During the fiscal year ended June 30, 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 2008 through 2009. Audit field work for these periods is complete, but as of March 31, 2012 the results for these periods are still subject to additional administrative reviews. Additionally, the Internal Revenue Service commenced an examination of the Company's U.S. federal income tax returns for the fiscal year ended June 30, 2010 during the current year. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements. The U.S. federal and state income tax returns for June 30, 2008 and all subsequent years remain subject to examination as of March 31, 2012 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations could reduce the unrecognized tax benefits balance by $2,500 - $3,500 within twelve months of March 31, 2012.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended March 31, 2012 and 2011, there was $1,871 and $1,233, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first nine months of fiscal 2012 and 2011 includes $4,886 and $3,438 of equity-based compensation costs respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the nine-month periods ended March 31, 2012.
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2011	990	$15.65
Granted	—	—
Forfeited	—	—
Exercised	(413)	14.57
Outstanding March 31, 2012	577	$16.42	$10,204
Vested March 31, 2012	577	$16.42	$10,204
Exercisable March 31, 2012	577	$16.42	$10,204
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of March 31, 2012 was 2.60 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of March 31, 2012, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	293	15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding March 31, 2012	672	$18.05

The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	34.2%
Risk free interest rate	0.31%
Dividend yield	1.5%
Stock Beta	0.903
At March 31, 2012, there was $8,307 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2.03 years.
The following table summarizes non-vested share awards as of March 31, 2012, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	416	$22.34
Granted	42	31.50
Vested	(106)	22.92
Forfeited	(12)	23.52
Outstanding March 31, 2012	340	$23.26
At March 31, 2012, there was $3,212 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.27 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Income	$36,657	$33,081	$111,657	$100,897
Common share information:
Weighted average shares outstanding for basic earnings per share	86,824	86,218	86,600	85,819
Dilutive effect of stock options and restricted stock	768	754	766	734
Weighted average shares outstanding for diluted earnings per share	87,592	86,972	87,366	86,553
Basic earnings per share	$0.42	$0.38	$1.29	$1.18
Diluted earnings per share	$0.42	$0.38	$1.28	$1.17
Per share information is based on the weighted average number of common shares outstanding for the three and nine-month periods ended March 31, 2012 and 2011. Stock options and restricted stock have been included in the calculation of income per share to the extent they are dilutive. There were no anti-dilutive stock options and restricted stock excluded for the three-month periods ended March 31, 2012 and for the three months ended March 31, 2011. No anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for the nine-month period ended March 31, 2012 (107 shares were excluded from the computation for the nine-month period ended March 31, 2011).

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

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$10,887	$4,122	$15,009	$8,464	$4,561	$13,025
Support and service	173,422	53,113	226,535	163,354	46,720	210,074
Hardware	10,390	4,370	14,760	11,672	5,414	17,086
Total revenue	194,699	61,605	256,304	183,490	56,695	240,185
COST OF SALES
Cost of license	1,903	521	2,424	770	375	1,145
Cost of support and service	106,654	32,939	139,593	100,355	30,655	131,010
Cost of hardware	7,635	3,269	10,904	8,523	4,217	12,740
Total cost of sales	116,192	36,729	152,921	109,648	35,247	144,895
GROSS PROFIT	$78,507	$24,876	103,383	$73,842	$21,448	95,290

OPERATING EXPENSES			46,886			44,787

INTEREST INCOME (EXPENSE)			(1,379)			(1,649)

INCOME BEFORE INCOME TAXES			$55,118			$48,854

	Nine Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2011
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$28,102	$12,723	$40,825	$26,826	$11,118	$37,944
Support and service	515,687	156,727	672,414	493,965	139,097	633,062
Hardware	33,769	13,492	47,261	33,596	13,040	46,636
Total revenue	577,558	182,942	760,500	554,387	163,255	717,642
COST OF SALES
Cost of license	3,736	930	4,666	3,544	858	4,402
Cost of support and service	309,848	96,701	406,549	293,529	90,144	383,673
Cost of hardware	23,747	10,319	34,066	24,309	10,116	34,425
Total cost of sales	337,331	107,950	445,281	321,382	101,118	422,500
GROSS PROFIT	$240,227	$74,992	315,219	$233,005	$62,137	295,142

OPERATING EXPENSES			140,136			136,875

INTEREST INCOME (EXPENSE)			(4,048)			(6,979)

INCOME BEFORE INCOME TAXES			$171,035			$151,288

	March 31,	June 30,
	2012	2011
Property and equipment, net
Bank systems and services	$240,544	$235,929
Credit Union systems and services	32,562	34,257
Total	$273,106	$270,186
Intangible assets, net
Bank systems and services	$589,862	$594,507
Credit Union systems and services	233,649	239,579
Total	$823,511	$834,086

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 9.    SUBSEQUENT EVENTS
On May 4, 2012, the Company's Board of Directors declared a cash dividend of $0.115 per share on its common stock, payable on May 31, 2012 to shareholders of record on May 21, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS
Background and Overview
We provide integrated computer systems for both in-house installations and outsourced data processing to commercial banks, credit unions and other financial institutions. We have developed and acquired banking and credit union application software systems that we market, together with data conversion services, software implementation services and compatible computer hardware, to these financial institutions. For in-house installations we also provide continuing customer support services after the systems are implemented. For our customers who prefer not to make an up-front capital investment in software and hardware, we provide our full range of products and services on an outsourced basis through our data centers in five physical locations and four image-enabled item-processing centers.
In the third quarter of fiscal 2012, revenues increased 7% or $16,119 compared to the same period in the prior year, with particularly strong growth continuing in our electronic payment services and our outsourcing services. In the first nine months of fiscal 2012, revenues increased 6% or $42,858 compared to the first nine months of last year due to revenue growth in all three of our components of revenue (license, support and service, and hardware). During fiscal 2012, the Company continued to focus on cost management and also reduced interest cost from our sustained repayment of long-term debt. The growth in revenue and reduced interest cost, partially offset by a slightly higher tax rate, has resulted in a 11% increase in net income for the quarter and an 11% increase for the year-to-date period.
The current condition of the U.S. financial markets continues to impact the overall demand and spending for new products and services by some of our customers. The profitability of many financial institutions continues to improve, but in many cases remains low and this appears to have resulted in some reduction of demand for new products and services. During the past four years, a number of financial institutions have closed or merged due to regulatory action. We believe that regulatory closings will continue to decline through fiscal 2012, absent a significant downturn in the economy. Furthermore, the increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions.
We continue through fiscal 2012 with cautious optimism following strong third quarter results. Significant portions of our business continue to come from recurring revenue, and increases in backlog coupled with a healthy sales pipeline are also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.
A detailed discussion follows of the major components of the results of operations for the three and nine-month periods ended March 31, 2012. All amounts are in thousands and discussions compare the current three and nine-month periods ended March 31, 2012, to the prior year three and nine-month periods ended March 31, 2011.
REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
License	$15,009	$13,025	15%	$40,825	$37,944	8%
Percentage of total revenue	6%	5%		5%	5%
The current quarter increase is due to strong results from our Silverlake® core system and related complementary products including 4|Sight™ and our Yellow Hammer™ products, partially offset by reduced revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) which returned to normal levels compared to a particularly strong quarter in the same period last year.
The year-to-date increase is mainly due to increases in Silverlake® and Episys® revenues, slightly offset by the Alogent® decrease year-over-year.
While license fees will fluctuate from quarter to quarter, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Support and service	$226,535	$210,074	8%	$672,414	$633,062	6%
Percentage of total revenue	88%	87%		88%	88%

	Qtr over Qtr Change		Year over Year Change
	$ Change	% Change	$ Change	% Change
In-House Support & Other Services	$1,735	2%	$4,950	2%
Electronic Payment Services	8,587	11%	24,220	11%
Outsourcing Services	4,010	9%	7,269	5%
Implementation Services	2,129	14%	2,913	6%
Total Increase	$16,461		$39,352
There was growth in all support and service revenue components for both the current quarter and the year-to-date.
In-house support and other services revenue increased for the three and nine month periods due to annual maintenance fee increases (as our customers’ assets have grown) and increased revenues from our system conversion services. Revenue from our complementary products has also grown as the total number of supported in-house products has grown.
Electronic payment services continue to experience the largest growth. The quarterly and nine-month revenue increases are attributable to strong performance across our electronic payment products, particularly from debit/credit card processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased for the quarter due mainly to increased implementations of our Silverlake® and Episys® core products, coupled with increased merger conversion revenues, particularly from Silverlake®. The year-to-date increased revenue is due to improved implementation revenue, mainly from our Episys® credit union core product as well as higher merger conversion implementation revenues, which include our Silverlake® and Core Director® core banking products.

Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Hardware	$14,760	$17,086	(14)%	$47,261	$46,636	1%
Percentage of total revenue	6%	7%		6%	6%
Hardware revenue continues to fluctuate from quarter to quarter. Revenue has increased slightly for the nine month periods due to an increase in the number of third party hardware systems and components delivered, mainly in the second quarter, as existing customers upgraded their hardware systems.
Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the deflationary trend of computer prices generally.
BACKLOG
Our backlog of $396,977 ($82,419 in-house and $314,558 outsourcing) at March 31, 2012 increased 18% from $335,485 ($76,883 in-house and $258,602 outsourcing) at March 31, 2011. The current quarter backlog increased 5% from December 31, 2011, when backlog was $378,778 ($73,742 in-house and $305,036 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011

Cost of License	$2,424	$1,145	112%	$4,666	$4,402	6%
Percentage of total revenue	1%	<1%		1%	1%
License Gross Profit	$12,585	$11,880	6%	$36,159	$33,542	8%
Gross Profit Margin	84%	91%		89%	88%
Cost of support and service	$139,593	$131,010	7%	$406,549	$383,673	6%
Percentage of total revenue	54%	55%		53%	53%
Support and Service Gross Profit	$86,942	$79,064	10%	$265,865	$249,389	7%
Gross Profit Margin	38%	38%		40%	39%
Cost of hardware	$10,904	$12,740	(14)%	$34,066	$34,425	(1)%
Percentage of total revenue	4%	5%		4%	5%
Hardware Gross Profit	$3,856	$4,346	(11)%	$13,195	$12,211	8%
Gross Profit Margin	26%	25%		28%	26%
TOTAL COST OF SALES	$152,921	$144,895	6%	$445,281	$422,500	5%
Percentage of total revenue	60%	60%		59%	59%
TOTAL GROSS PROFIT	$103,383	$95,290	8%	$315,219	$295,142	7%
Gross Profit Margin	40%	40%		41%	41%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the quarter, sales of these third party vendor licenses increased as a percentage of total license revenue leading to higher related costs and decreased gross profit margins. For the year-to-date period, sales of third party software products has increased slightly compared to last year, but has decreased as a percentage of total license revenue leading to lower related costs and slightly increased gross profit margins.
Cost of support and service increased for the three and nine months commensurate with the increase in support and services revenue, as evidenced by the consistent gross profit margins.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter and year to date however, increased sales of higher margin products related to hardware upgrades has driven higher hardware margins in the current quarter and year-to-date.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Selling and marketing	$18,994	$16,929	12%	$55,912	$50,270	11%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for both the quarter and year-to-date have increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Research and development	$15,471	$15,716	(2)%	$45,482	$46,943	(3)%
Percentage of total revenue	6%	7%		6%	7%

Research and development expenses decreased for the three and nine month periods ended March 31, 2012 primarily due to increased capitalization of costs for ongoing software development projects, which has also driven the decreases in the percentage of total revenue for both the quarter and year-to-date.

General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
General and administrative	$12,421	$12,142	2%	$38,742	$39,662	(2)%
Percentage of total revenue	5%	5%		5%	6%
General and administrative expenses for the quarter have remained fairly consistent. Year-to-date general and administrative expenses decreased due mainly to decreased legal expenses compared to the same period last year. The year-to-date percentage of total revenue reduced from 6% of total revenue in the prior fiscal year to 5% in the current fiscal year.

INTEREST INCOME AND EXPENSE	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Interest Income	$85	$61	39%	$320	$110	191%
Interest Expense	$(1,464)	$(1,710)	(14)%	$(4,368)	$(7,089)	(38)%
Interest income for the three and nine-month periods ended March 31, 2012 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due mainly to payments of $120,000 made on our revolving credit facility in fiscal 2011, reducing interest costs this year compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $18,461 and $59,378 for the three and nine month periods ended March 31, 2012 compared with $15,773 and $50,391 for the same periods last year. As of the end of the current quarter, the effective rate of income taxes is 33.5% and 34.7% of income before income taxes for the quarter and year-to-date respectively, compared to 32.3% and 33.3% as reported in fiscal 2011. The prior year percentage was lower primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which was retroactively extended from January 1, 2010 to December 31, 2011 during the second quarter of fiscal 2011. At this time the credit has not been renewed for the portion of the current tax year from January 1, 2012 to June 30, 2012.
NET INCOME
Net income increased 11% for the three months ended March 31, 2012. For the third quarter of fiscal 2012, it was $36,657 or $0.42 per diluted share compared to $33,081, or $0.38 per diluted share in the same period last year. Net income also increased for the nine month period ended March 31, 2012 to $111,657 or $1.28 per diluted share compared to $100,897 or $1.17 per diluted share, for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2012	2011		2012	2011
Revenue	$194,699	$183,490	6%	$577,558	$554,387	4%
Gross Profit	$78,507	$73,842	6%	$240,227	$233,005	3%
Gross Profit Margin	40%	40%		42%	42%

Revenue in the Bank segment increased 6% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly a 10% increase in electronic payment transaction processing services revenue and a 7% increase in outsourcing services.
Year-to-date revenue increased 4% for the nine month period due mainly to a 4% increase in support and service revenue. Within support and service revenue, the increase was driven by 11% growth in electronic payment services revenues from transaction processing and a 4% increase in outsourcing services, partially offset by a slight decrease in implementation revenue compared to the same period a year ago.
Gross profit margins have remained consistent.

Credit Union Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31, 2012		Change	March 31, 2012		Change
	2012	2011		2012	2011
Revenue	$61,605	$56,695	9%	$182,942	$163,255	12%
Gross Profit	$24,876	$21,448	16%	$74,992	$62,137	21%
Gross Profit Margin	40%	38%		41%	38%
Revenue in the Credit Union segment increased from the same quarter last year, particularly in support & service revenue which grew 14%. All components of support & service revenue increased, particularly electronic payment services which increased due to the continuing growth of our online bill payment processing and debit/credit card processing services in the Credit Union segment. Strong results in the Symitar group, particularly through increased in-house and outsourced implementations of our Episys® core system, have led to increases in implementation revenue, in-house maintenance fees and outsourcing services revenues compared to the same quarter last year.
Year-to-date revenue in the Credit Union segment has increased in all three of our revenue areas (license, support & service and hardware). Support & service revenues grew 13% through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and implementation services due to increased Episys® installations in the year-to-date.
Gross profit margins for the Credit Union segment for the three and nine month periods have increased mainly due to the increase in electronic payment services revenue noted above as incremental transaction-based revenues achieve higher margins.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents totaled $89,771 at March 31, 2012, increasing from $63,125 at June 30, 2011, and from $54,383 at March 31, 2011. The increase from June 30, 2011 is primarily due to continued receipts from our annual maintenance billings. The cash balance at March 31, 2011 was lower than the balance at March 31, 2012 primarily due to repayment of the $100 million bullet loan in the first quarter of last fiscal year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2012	2011
Net income	$111,657	$100,897
Non-cash expenses	85,533	76,505
Change in receivables	89,139	92,921
Change in deferred revenue	(156,837)	(138,010)
Change in other assets and liabilities	(11,475)	(17,155)
Net cash provided by operating activities	$118,017	$115,158
Cash provided by operating activities for the fiscal year to date increased 2% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interests costs.

Cash used in investing activities for the current year totaled $49,358. The largest use of of cash included capital expenditures on facilities and equipment of $26,555, including build-out of our Allen, TX facility, computer equipment purchases and related purchased software. Other major uses of cash included $25,855 for the development of software and $720 for the acquisition of customer contracts. This expenditure has been partially offset by $2,772 proceeds, mainly from an aircraft sale. In the first nine months of fiscal 2011, cash used in investing activities totaled $43,494 which included capital expenditures for facilities and equipment of $24,216, related to computer equipment and final costs relating to the construction of our new Branson, Missouri and Springfield, Missouri facilities,with other major uses of cash being $19,279 for the development of software.
Financing activities used cash of $42,013 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $24,315 and dividends paid to stockholders of $28,164. Cash used was partially offset by $10,466 net proceeds from the issuance of stock and tax related to stock-based compensation. Net cash used by financing activities in the first nine months of last year, was $142,799 and includes $136,921 repayments on our lines of credit and $25,324 in dividend payments to shareholders, partially offset by $19,047 of net proceeds from the issuance of stock and tax related to stock-based compensation.
While the current condition of the U.S. financial markets continues to impact our customers, we have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $26,555 and $24,216 for the nine-month periods ended March 31, 2012 and 2011, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2012 are not expected to exceed $40,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2011 and March 31, 2012, there were 14,407 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,584 additional shares. The total cost of treasury shares at March 31, 2012 is $309,585. There were no repurchases of treasury stock during the three and nine months ended March 31, 2012.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At March 31, 2012, the outstanding balance of $133,125 was bearing interest at a rate of 2.47%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $5,910 remains outstanding at March 31, 2012 and $4,124 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,488 at March 31, 2012.
Other lines of credit

The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2012). The credit line was renewed through April 29, 2014. At March 31, 2012, no amount was outstanding.

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
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and nine month period ended March 31, 2012, compared to the same periods a year ago. We continue to be cautiously optimistic, as we maintain significant levels of recurring revenue and continue to see increases in our backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.

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
Based on our outstanding debt with variable interest rates as of March 31, 2012, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2012 by less than $1,400.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 6. EXHIBITS

31.1        Certification of the Chief Executive Officer dated May 4, 2012.

31.2        Certification of the Chief Financial Officer dated May 4, 2012.

32.1        Written Statement of the Chief Executive Officer dated May 4, 2012.

32.2        Written Statement of the Chief Financial Officer dated May 4, 2012.

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and June 30, 2011, (ii) the Condensed Consolidated Statements of Income for the three and nine-month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 4, 2012	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Director

Date:	May 4, 2012	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer