Form 10-K
period 2012-06-30
HENRY JACK & ASSOCIATES INC
filed 2012-08-27
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 0-14112

JACK HENRY & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1128385
(State or Other Jurisdiction of Incorporation)	(I.R.S Employer Identification No.)

663 Highway 60, P.O. Box 807, Monett, MO 65708
(Address of Principle Executive Offices)
(Zip Code)

417-235-6652
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	NASDAQ Global Select Market

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

As of August 22, 2012, the Registrant had 86,151,011 shares of Common Stock outstanding ($0.01 par value). On December 31, 2011, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $2,766,705,073 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2011).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement"), to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for more than 11,900 financial institutions and diverse corporate entities.
JHA provides its products and services through three marketed brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to more than 1,330 banks ranging from de novo or start-up institutions to mid-tier banks with assets of up to $30 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with over 750 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 11,000 domestic and international customers.

Our products and services enable our customers to implement technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.
We are committed to exceeding our customers’ service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each day by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers’ expectations and generates excellent customer retention rates.
We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new traditional and nontraditional clients, and ensuring each product offering is highly competitive.
The majority of our revenue is derived from recurring outsourcing fees, transaction processing fees, and support and service fees that generally have contract terms of five years or greater. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources.
JHA’s gross revenue has grown from $742.9 million in fiscal 2008 to $1,027.1 million in fiscal 2012, representing a compound annual growth rate during this challenging five-year period of 7 percent. Net income from continuing operations has grown from $105.3 million to $155.0 million during this same five-year period, representing a compound annual growth rate of 8 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders over three decades ago:

•	Do the right thing,

•	Do whatever it takes, and

•	Have fun.
We recognize that our associates and their collective contribution are ultimately responsible for JHA’s past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we have established a corporate culture that sustains high levels of employee satisfaction.
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 7,300 commercial banks and savings institutions in this asset range as of December 31, 2011. Jack Henry Banking currently supports over 1,330 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 7,300 domestic credit unions as of December 31, 2011. Symitar currently supports nearly 750 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports nearly 11,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 15 percent from the beginning of calendar year 2008 to the end of calendar year 2011. Although the number of banks declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 5 percent and totaled $12.6 trillion as of December 31, 2011. Comparing calendar years 2011 to 2010, new bank charters decreased 73 percent and mergers increased 1 percent.
CUNA reports the number of credit unions also declined 15 percent from the beginning of calendar year 2008 to the end of calendar year 2011. Although the number of credit unions declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $982.1 billion as of December 31, 2011.
Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers/members in today’s highly competitive financial industry and realizing near and long term performance goals are often technology-dependent. Financial institutions must implement technological solutions that enable them to:

•	Maximize performance with accessible, accurate, and timely business intelligence information;

•	Offer the high-demand products and services needed to successfully compete with traditional competitors and non-traditional competitors created by convergence within the financial services industry;

•	Enhance the customer/member experience at varied points of contact;

•	Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;

•	Capitalize on new revenue and deposit growth opportunities;

•	Increase operating efficiencies and reduce operating costs;

•	Implement e-commerce strategies that provide the convenience-driven services required in today’s financial services industry;

•	Protect mission-critical information assets and operational infrastructure;

•	Protect customers/members from fraud and related financial losses;

•	Maximize the day-to-day use of technology and return on technology investments; and

•	Ensure full regulatory compliance.
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
Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth supplemented by strategic acquisitions. We execute this strategy by:

•	Providing commercial banks and credit unions with core software systems that provide excellent functionality, and support in-house and outsourced operating environments with identical functionality.

•	Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core information processing systems.

•	Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.

•	Capitalizing on our focused diversification acquisition strategy.
Focused Diversification Acquisition Strategy
JHA’s acquisition strategy, which complements and accelerates our organic growth, focuses on successful companies that provide in-demand products and services, excellent customer relationships, and strong management teams and employee bases.
Historically, our acquisition strategy focused on companies that:

•	Expanded our base of core financial institution customers,

•	Expanded our suite of complementary products and services that were cross sold to existing customers,

•	Enabled our entry into adjacent markets within the financial services industry; and/or

•	Provided additional outsourcing capabilities/opportunities.
In 2004, we adopted our focused diversification acquisition strategy and began acquiring companies and highly specialized products that are:

•	Sold to existing core customers;

•	Sold outside JHA’s base of core bank and credit union customers to financial services organizations of all charters and asset sizes;

•	Selectively sold outside the financial services industry to diverse corporate entities; and

•	Selectively sold internationally.
Since our focused diversification strategy was adopted, JHA has completed 19 acquisitions that support it and assembled three distinct product brands that enable users to:

•	Generate additional revenue and growth opportunities,

•	Increase security and mitigate operational risks, and /or

•	Control operating costs.
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
Solutions
Our proprietary solutions are marketed through three business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. Its solutions encompass three functionally distinct core processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, internet banking and electronic funds transfer (“EFT”), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,330 banks with its technology platforms.

•
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

•
ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services are enhancing the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with nearly 11,000 domestic and international customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

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
Jack Henry Banking’s three core banking platforms are:

•
SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, an increasing number of progressive smaller banks, including de novo, or recently chartered start-up banks, are now selecting SilverLake. This system has been implemented by over 420 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

•
CIF 20/20® is a parameter-driven, easy-to-use system that now supports nearly 690 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

•
Core Director® is a Windows®-based, client/server system that now supports over 220 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

•
Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 570 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

•
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
Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our outsourcing services are provided through a national network of data centers in five physical locations and four image-enabled item processing centers. Customers electing to outsource their core processing typically sign contracts for five or more years that include transaction-based processing fees and minimum guaranteed payments during the contract period.
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
These complementary solutions enable core bank and credit union clients to respond to evolving customer/member demands, expedite speed-to-market with competitive offerings, increase operating efficiency, address specific operational issues, and generate new revenue streams. The highly specialized solutions sold by ProfitStars enable diverse financial services organizations and corporate entities to generate additional revenue and growth opportunities, increase security and mitigate operational risks, and control operating costs. As part of ProfitStars, iPay Technologies, our most recent acquisition, provides a configurable electronic payments platform and turnkey online bill payment solutions that can integrate with any online banking platform.
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
Hardware Systems
Hardware sales support our software systems and include non-JHA products that we re-market.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staffs available 24 hours-a-day, 365 days-a-year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 11,900 diverse clients.
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
Backlog as of June 30, 2012 totaled $435.3 million, consisting of $92.7 million for in-house products and services, and $342.6 million for outsourcing services. Approximately $268.3 million of the outsourcing services backlog as of June 30, 2012 is not expected to be realized during fiscal 2013 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2011 totaled $358.8 million, consisting of $79.1 million for in-house products and services, and $279.7 million for outsourcing services.
Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2013, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.

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
Research and development expenses for fiscal years 2012, 2011, and 2010 were $60.9 million, $63.4 million, and $50.8 million, respectively. Capitalized software for fiscal years 2012, 2011, and 2010 was $37.9 million, $27.0 million, and $25.6 million, respectively.
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
JHA sells select products and services in the Caribbean and, as a result of recent acquisitions, Europe and South America. International sales account for less than one percent of JHA’s total revenue in each of the three years ended June 30, 2012, 2011, and 2010.
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
Jack Henry Banking and Symitar compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; Open Solutions, Inc.; and Harland Financial Solutions – Ultradata.  ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.
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
Employees
As of June 30, 2012 and 2011, JHA had 4,872 and 4,667 full-time employees, respectively. Of our full-time employees, approximately 862 are employed in the credit union segment of our business, with the remainder employed in the bank segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks and other forms of cyber-terrorism. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to us and also may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and we may need to expend resources alleviating problems caused by breaches. Eliminating computer viruses and addressing other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 7,300 commercial and savings banks and 7,300 credit unions. The number of commercial banks and credit unions has decreased because of failures over the last few years and mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.
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
The software we provide to our customers is also affected by government regulation. We are generally obligated to our customers to provide software solutions that comply with applicable federal and state regulations. In particular, numerous new regulations have been proposed and are still being written to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Substantial software research and development and other corporate resources have been and will continue to be applied to adapt our software products to this evolving, complex and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.
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
Failure to achieve favorable renewals of service contracts could negatively affect our outsourcing business. Our contracts with our customers for outsourced data processing services generally run for a period of five or more years. Because of the rapid growth of our outsourcing business over the last five years, we will experience greater numbers of these contracts coming up for renewal over the next few years. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us. If we are not successful in achieving high renewal rates upon favorable terms, our outsourcing revenues and profit margins will suffer.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, plus shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 39 leased office facilities in 21 states, which total approximately 374,000 square feet. All of our owned and leased office facilities are for normal business purposes.
Of our facilities, the credit union segment uses office space totaling approximately 151,000 square feet in ten facilities. The majority of our San Diego, California offices are used in the credit union segment, as are portions of nine other office facilities. The remainder of our leased and owned facilities, approximately 1,223,000 square feet of office space, is primarily devoted to serving our bank segment or supports our whole business.
We own four aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri municipal airport.

ITEM 3.  LEGAL PROCEEDINGS
We are subject to various routine legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES
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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Fourth Quarter	$34.76	$32.17	$34.17	$28.45
Third Quarter	35.37	32.11	33.94	28.96
Second Quarter	34.50	27.33	29.97	25.35
First Quarter	31.15	24.41	26.30	23.19
The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2012 and 2011 are as follows:

	Fiscal 2012	Fiscal 2011
Fourth Quarter	$0.115	$0.105
Third Quarter	0.115	0.105
Second Quarter	0.105	0.095
First Quarter	0.105	0.095
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
On August 22, 2012, there were approximately 43,000 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $37.13 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2012:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2012	—	$—	—	5,583,981
May 1 - May 31, 2012	717,099	32.92	717,099	4,866,882
June 1 - June 30, 2012	328,330	32.78	328,330	4,538,552
Total	1,045,429	32.88	1,045,429	4,538,552
(1) Purchases made under the stock repurchase authorization approved by the Company's Board of Directors on October 4, 2002 with respect to 3.0 million shares, increased by 2.0 million shares on April 29, 2005, by 5.0 million shares on August 28, 2006, by 5.0 million shares on February 4, 2008, and by 5.0 million shares on August 25, 2008. These authorizations have no specific dollar or share price targets and no expiration dates.
Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2012, of the market performance of the Company’s common stock with the S & P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Jack Henry & Associates, Inc., the S&P 500 Index,
Old Peer Group, and New Peer Group
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/07
6/08
6/09
6/10
6/11
6/12
Jack Henry & Associates, Inc.
S&P 500
Old Peer Group
New Peer Group

The following information depicts a line graph with the following values:

	2007	2008	2009	2010	2011	2012
JKHY	100.00	84.98	82.97	96.96	123.57	144.10
Old Peer Group	100.00	73.12	72.29	76.75	107.02	126.72
New Peer Group	100.00	73.30	71.10	79.71	106.69	124.52
S & P 500	100.00	86.88	64.10	73.35	95.87	101.09
This comparison assumes $100 was invested on June 30, 2007, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. In fiscal year 2012, we changed our peer group of companies used for this analysis to maintain alignment with peer companies selected by our Compensation Committee for use in determining compensation for executive management. Companies in the New Peer Group are Bottomline Technology, Inc., Cerner

Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Online Resources Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.
Companies in the Old Peer Group are Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Financial, Inc., Fiserv, Inc., Online Resources Corp., S1 Corp., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2012	2011	2010	2009	2008
Revenue (1)	$1,027,109	$966,897	$836,586	$745,593	$742,926
Income from continuing operations	$154,984	$137,471	$117,870	$103,102	$105,287
Basic net income per share, continuing operations	$1.79	$1.60	$1.39	$1.23	$1.19
Diluted net income per share, continuing operations	$1.78	$1.59	$1.38	$1.22	$1.17
Dividends declared per share	$0.44	$0.40	$0.36	$0.32	$0.28
Balance Sheet Data
Working capital	$66,406	$(26,561)	$(51,283)	$15,239	$(11,418)
Total assets	$1,619,492	$1,505,797	$1,560,560	$1,050,700	$1,021,044
Long-term debt	$106,166	$127,939	$272,732	$—	$24
Stockholders’ equity	$983,056	$879,776	$750,372	$626,506	$601,451
(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited Consolidated Financial Statements, and related notes included elsewhere in this report.
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 4,900 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve more than 11,900 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
Each of our brands share the fundamental commitment to provide high quality business solutions, service levels that consistently exceed customer expectations, integration of solutions and practical new technologies. The quality of our solutions, our high service standards, and the fundamental way we do business typically foster long-term customer relationships, attract prospective customers, and have enabled us to capture substantial market share.
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities across our three marketed brands. We provide compatible computer hardware for our in-house installations and secure processing environments for our outsourced and hosted solutions. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
Our primary competitive advantage is customer service. Our support infrastructure and strict standards provide service levels we believe to be the highest in the markets we serve and generate high levels of customer satisfaction and retention. We consistently measure customer satisfaction using comprehensive annual surveys and random surveys we receive in our everyday business. Dedicated surveys are also used to grade specific aspects of our customer experience, including product implementation, education, and consulting services.
The majority of our revenue is derived from recurring outsourcing fees, transaction processing fees, and support and service fees that generally have contract terms of five years or greater. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
During the last five fiscal years, our revenues have grown from $742,926 in fiscal 2008 to $1,027,109 in fiscal 2012. Income from continuing operations has grown from $105,287 in fiscal 2008 to $154,984 in fiscal 2012. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions.
Our three most recent acquisitions were completed in fiscal 2010. All of these acquisitions were accounted for using the purchase method of accounting and our consolidated financial statements include the results of operations of the acquired companies from their respective acquisition dates.
We have two reportable segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.
We are cautiously optimistic regarding ongoing economic improvement and expect to continue investing in the products and services our clients need to improve their operating efficiencies and performance. We anticipate consolidation within the financial services industry to continue, including bank failures and increased merger and acquisition activity. Regulatory conditions and legislation such as the Dodd-Frank Wall Street Reform Act and Consumer Protection Act will continue to impact the financial services industry and potentially motivate some financial institutions to postpone discretionary spending.
A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2012 to fiscal 2011 and compare fiscal 2011 to fiscal 2010.

RESULTS OF OPERATIONS
FISCAL 2012 COMPARED TO FISCAL 2011
In fiscal 2012, revenues increased 6% or $60,212 compared to the prior year due primarily to strong growth in our electronic payment services and our outsourcing services, as well as continued revenue growth in all three of our components of revenue (license, support and service, and hardware). During fiscal 2012, the Company continued to focus on cost management and also reduced interest cost through our sustained repayment of long-term debt. These changes have resulted in a 13% increase in net income.
The current condition of the U.S. financial markets continues to impact the overall demand and spending for new products and services by some of our customers. The profitability of many financial institutions continues to improve, but in many cases remains low and this appears to have resulted in some reduction of demand for new products and services. During the past four years, a number of financial institutions have closed or merged due to regulatory action. We believe that regulatory closings will continue to decline through fiscal 2013, absent a significant downturn in the economy. Furthermore, the increase in bank failures and forced consolidations has been, to some extent, offset by a general decline in the level of acquisition activity among financial institutions.
We move into fiscal 2013 with cautious optimism following strong fourth quarter fiscal 2012 results. Significant portions of our business continue to come from recurring revenue, and increases in backlog coupled with a healthy sales pipeline are also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.

REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2012	2011
License	$54,811	$53,067	3%
Percentage of total revenue	5%	6%
License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
The increase in license revenue is due to strong results from our Silverlake® and Episys® core systems and related complementary products including 4|Sight™ Item Imaging and our ProfitStar® financial management and budgeting solutions. The increase was partially offset by reduced revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) and our Argo products (our suite of retail solutions, including branch sales automation) which have both reduced slightly from a particularly strong prior year.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Year Ended		%
	June 30,		Change
	2012	2011
Support and service	$909,176	$852,253	7%
Percentage of total revenue	89%	88%

	Year over Year Change
	$ Change	% Change
In-House Support & Other Services	$6,891	2%
Electronic Payment Services	36,546	12%
Outsourcing Services	9,560	5%
Implementation Services	3,926	6%
Total Increase	$56,923
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services and implementation services (including conversion, installation, configuration and training). There was strong growth in support and service revenue in fiscal 2012.
In-house support and other services revenue increased due to annual maintenance fee increases (as our customers’ assets have grown) and increased revenues from our system conversion services. Revenue from our complementary products has also grown as the total number of supported in-house products has grown.
Electronic payment services continue to experience the largest growth. The revenue increases are attributable to strong performance across our electronic payment products, particularly from debit/credit card processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased due mainly to increased Episys® credit union core product implementation revenues as well as higher online bill payment services implementation revenues.

Hardware Revenue	Year Ended		%
	June 30,		Change
	2012	2011
Hardware	$63,122	$61,577	3%
Percentage of total revenue	6%	6%
The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue increased slightly due to an increase in the number of third party hardware systems and components delivered as existing customers upgraded their hardware systems. Although there will be continuing fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts (which typically do not include hardware) and the deflationary trend of computer prices generally.
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

	Year Ended		%
	June 30,		Change
	2012	2011

Cost of License	$6,111	$6,285	(3)%
Percentage of total revenue	1%	1%
License Gross Profit	$48,700	$46,782	4%
Gross Profit Margin	89%	88%
Cost of support and service	$551,285	$515,917	7%
Percentage of total revenue	54%	53%
Support and Service Gross Profit	$357,891	$336,336	6%
Gross Profit Margin	39%	39%
Cost of hardware	$45,983	$45,361	1%
Percentage of total revenue	4%	5%
Hardware Gross Profit	$17,139	$16,216	6%
Gross Profit Margin	27%	26%
TOTAL COST OF SALES	$603,379	$567,563	6%
Percentage of total revenue	59%	59%
TOTAL GROSS PROFIT	$423,730	$399,334	6%
Gross Profit Margin	41%	41%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the current year, sales of third party software products has increased slightly compared to last year, but has decreased as a percentage of total license revenue leading to lower related costs and slightly increased gross profit margins.
Cost of support and service increased commensurate with the increase in support and services revenue, as evidenced by the consistent gross profit margins.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, increased sales of higher margin products related to hardware upgrades has driven higher hardware margins compared to last year.

OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2012	2011
Selling and marketing	$76,500	$68,061	12%
Percentage of total revenue	7%	7%
Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conduct our sales efforts for our two reportable segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services.
Selling and marketing expenses for the year have increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Year Ended		%
	June 30,		Change
	2012	2011
Research and development	$60,876	$63,395	(4)%
Percentage of total revenue	6%	7%
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
Research and development expenses decreased primarily due to increased capitalization of costs for ongoing software development projects, which has also driven the decreases in the percentage of total revenue.

General and Administrative	Year Ended		%
	June 30,		Change
	2012	2011
General and administrative	$50,119	$51,561	(3)%
Percentage of total revenue	5%	5%
General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses decreased due mainly to decreased legal expenses compared to the same period last year.

INTEREST INCOME AND EXPENSE	Year Ended		%
	June 30,		Change
	2012	2011
Interest Income	$1,176	$125	841%
Interest Expense	$(5,743)	$(8,930)	(36)%
The significant increase in interest income in the current year relates mainly to contractual interest income on previously uncollected deconversion revenues of $782 following a favorable legal judgment. The related deconversion revenue not previously recognized of $1,593 is included in support and services revenue in the current fiscal year.
Interest expense decreased due mainly to decreases in the outstanding balances on our revolving credit facility and term loan through fiscal 2012, which have reduced interest costs this year compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $76,684 or 33.1% of income before income taxes in fiscal 2012 compared with $70,041 or 33.8% of income before income taxes in fiscal 2011. The decrease in the effective tax rate was primarily due to the completion of the Internal Revenue Service audit of the tax returns for the fiscal years June 30, 2008 and 2009, partially offset by the Research and Experimentation Tax Credit not being extended, effective December 31,

2011.
NET INCOME
Net income increased, moving from $137,471, or $1.59 per diluted share in fiscal 2011 to $154,984, or $1.78 per diluted share in fiscal 2012.

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

REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2011	2010
License	$53,067	$52,225	2%
Percentage of total revenue	6%	6%
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

Support and Service Revenue	Year Ended		%
	June 30,		Change
	2011	2010
Support and service	$852,253	$720,504	18%
Percentage of total revenue	88%	86%

	Year Over Year Change
	$ Change	% Change
In-House Support & Other Services	$16,286	6%
Electronic Payment Services	93,870	43%
Outsourcing Services	15,574	10%
Implementation Services	6,019	9%
Total Increase	$131,749
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

Hardware Revenue	Year Ended		%
	June 30,		Change
	2011	2010
Hardware	$61,577	$63,857	(4)%
Percentage of total revenue	6%	8%
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

Cost of Sales and Gross Profit	Year Ended		%
	June 30,		Change
	2011	2010
Cost of License	$6,285	$5,827	8%
Percentage of total revenue	1%	1%
License Gross Profit	$46,782	$46,398	1%
Gross Profit Margin	88%	89%
Cost of support and service	$515,917	$438,476	18%
Percentage of total revenue	53%	52%
Support and Service Gross Profit	$336,336	$282,028	19%
Gross Profit Margin	39%	39%
Cost of hardware	$45,361	$47,163	(4)%
Percentage of total revenue	5%	6%
Hardware Gross Profit	$16,216	$16,694	(3)%
Gross Profit Margin	26%	26%
TOTAL COST OF SALES	$567,563	$491,466	15%
Percentage of total revenue	59%	59%
TOTAL GROSS PROFIT	$399,334	$345,120	16%
Gross Profit Margin	41%	41%
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
Cost of hardware has fluctuated in line with hardware revenue for the current year.
OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2011	2010
Selling and marketing	$68,061	$60,875	12%
Percentage of total revenue	7%	7%
Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conduct our sales efforts for our two reportable segments, and are overseen by regional sales managers. Our sales executives are responsible for pursuing lead generation activities for new core customers. Our account executives nurture long-term relationships with our client base and cross sell our many complementary products and services.
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

Research and Development	Year Ended		%
	June 30,		Change
	2011	2010
Research and development	$63,395	$50,820	25%
Percentage of total revenue	7%	6%
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

General and Administrative	Year Ended		%
	June 30,		Change
	2011	2010
General and administrative	$51,561	$51,172	1%
Percentage of total revenue	5%	6%
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

REPORTABLE SEGMENT DISCUSSION
The Company is a provider of integrated computer systems that perform data processing (available for in-house installations or outsourced services) for banks and credit unions. The Company’s operations are classified into two reportable segments: bank systems and services (“Bank”) and credit union systems and services (“Credit Union”). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

Bank Systems and Services
	2012	% Change	2011	% Change	2010
Revenue	$778,455	4%	$746,892	11%	$672,282
Gross profit	$321,515	2%	$315,994	12%	$283,100
Gross profit margin	41%		42%		42%

In fiscal 2012, revenue increased 4% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to 12% growth in electronic transaction processing services and a 4% increase in outsourcing services. The increasing proportion of support and service revenue at 40% gross margin has driven the small decrease in gross margin compared to last year.
In fiscal 2011, revenue increased 11% overall in the bank systems and services reportable segment compared to the prior year. The increase was due primarily to the acquisitions of GFSI and iPay, which added $40,150 of additional revenue in fiscal 2011, mainly in support and services in the bank systems and services reportable segment which increased 14% over the prior year, coupled with electronic payment services organic revenue growth of nearly 12% over the prior year. Gross profit margin remained consistent year over year, with GFSI and iPay margins performing within expectations.

Credit Union Systems and Services
	2012	% Change	2011	% Change	2010
Revenue	$248,654	13%	$220,005	34%	$164,304
Gross profit	$102,215	23%	$83,340	34%	$62,020
Gross profit margin	41%		38%		38%
In fiscal 2012, revenue in the Credit Union systems and services reportable segment has increased in all three of our revenue areas (license, support & service and hardware). Support & service revenues grew 14% through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and implementation services due to increased Episys® installations. Gross profit margins for the Credit Union segment have increased mainly due to increased license revenue (achieving 93% margin) and increased electronic payment services margins from incremental transaction-based revenues.
In fiscal 2011, revenues in the credit union systems and services reportable segment increased 34% from fiscal 2010. All components of revenue increased, particularly support and service revenue, which increased by 38% over the prior year. This was due primarily to the acquisitions of PTSI and iPay, which added revenue of $38,482 to current year revenue, and electronic payment services which experienced 11% organic revenue growth. Gross profit margins have remained constant as a result of strong iPay margins being offset by slightly lower margins from the PTSI products.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated positive cash flow from operations and have generally used funds generated from operations and short-term borrowings on our revolving credit facility to meet capital requirements. We expect this trend to continue in the future.
The Company's cash and cash equivalents increased to $157,313 at June 30, 2012 from $63,125 at June 30, 2011. The cash balance at June 30, 2011 was lower than the balance at June 30, 2012 primarily due to repayments of the $100,000 bullet loan and the $120,000 revolving credit facility during last fiscal year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended June 30,
	2012	2011	2010
Net income	$154,984	$137,471	$117,870
Non-cash expenses	125,377	116,788	92,317
Change in receivables	(10,795)	940	(1,539)
Change in deferred revenue	896	19,487	10,775
Change in other assets and liabilities	(5,912)	(34,554)	(725)
Net cash provided by operating activities	$264,550	$240,132	$218,698
Cash provided by operating activities increased 10% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interest costs.
Cash used in investing activities for the fiscal year ended June 30, 2012 totaled $76,262. The largest use of of cash included capital expenditures on facilities and equipment of $41,441, including build-out of our Allen, TX facility, computer equipment purchases and related purchased software. Other major uses of cash included $37,873 for the development of software and $720 for the acquisition of customer contracts. This expenditure has been partially offset by $2,772 proceeds from sale of assets, mainly from an aircraft sale. Cash used in investing activities for the fiscal year ended June 30, 2011 was $59,038 and included capital expenditures for facilities and equipment of $32,085 and $26,954 for the development of software.
Financing activities used cash of $94,100 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $35,280, dividends paid to stockholders of $38,128 and repurchases of treasury shares of $34,371. Cash used was partially offset by $13,679 net proceeds from the issuance of stock and tax related to stock-based compensation. During fiscal 2011, net cash used by financing activities was $243,487 and included $229,854 repayments on our lines of credit and $34,391 in dividend payments to shareholders, partially offset by $20,359 of net proceeds from the issuance of stock and tax related to stock-based compensation.
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures in the fiscal year were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,539 additional shares. The total cost of treasury shares at June 30, 2012 is $343,956. During fiscal 2012, the Company repurchased 1,045 treasury shares for $34,371. There were no repurchases of treasury stock in fiscal 2011.
On August 24, 2012, the Company's Board of Directors declared a cash dividend of $0.115 per share on its common stock, payable on September 28, 2012 to shareholders of record on September 7, 2012. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At June 30, 2012, the outstanding balance of $127,500 was bearing interest at a rate of 2.47%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $3,518 remains outstanding at June 30, 2012 and $2,352 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $206 at June 30, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2012). The credit line was renewed through April 29, 2014. At June 30, 2012, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2012 the Company’s total off balance sheet contractual obligations were $35,371. This balance consists of $23,426 of long-term operating leases for various facilities and equipment which expire from 2013 to 2018 and the remaining $11,945 is for purchase commitments related to property and equipment. The contractual obligations table below excludes $6,385 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2012	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$6,852	$9,697	$5,427	$1,450	$23,426
Capital lease obligations	2,558	1,166	—	—	3,724
Notes payable, including accrued interest	23,103	45,000	60,000	—	128,103
Purchase obligations	11,945	—	—	—	11,945
Total	$44,458	$55,863	$65,427	$1,450	$167,198

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement in May 31, 2011, which became effective for the Company on January 1, 2012. The updated explanatory guidance on measuring fair value did not have a significant impact on our fair value calculations and no additional fair value measurements were required as a result of the update.
The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning July 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. No changes in disclosure are anticipated as a result of the update.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The provisions in this update will be effective for the Company beginning July 1, 2013.

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
Assumptions related to purchase accounting and goodwill
We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. Third party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecast revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.
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
Based on our outstanding debt with variable interest rates as of June 30, 2012, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2013 by less than $1,300.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 27, 2012

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
As of the end of the Company’s 2012 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of June 30, 2012 was effective.
The Company’s internal control over financial reporting as of June 30, 2012 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri
We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and our report dated August 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 27, 2012

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended June 30,
	2012	2011	2010
REVENUE
License	$54,811	$53,067	$52,225
Support and service	909,176	852,253	720,504
Hardware	63,122	61,577	63,857
Total revenue	1,027,109	966,897	836,586

COST OF SALES
Cost of license	6,111	6,285	5,827
Cost of support and service	551,285	515,917	438,476
Cost of hardware	45,983	45,361	47,163
Total cost of sales	603,379	567,563	491,466

GROSS PROFIT	423,730	399,334	345,120

OPERATING EXPENSES
Selling and marketing	76,500	68,061	60,875
Research and development	60,876	63,395	50,820
General and administrative	50,119	51,561	51,172
Total operating expenses	187,495	183,017	162,867

OPERATING INCOME	236,235	216,317	182,253

INTEREST INCOME (EXPENSE)
Interest income	1,176	125	161
Interest expense	(5,743)	(8,930)	(1,618)
Total interest income (expense)	(4,567)	(8,805)	(1,457)

INCOME BEFORE INCOME TAXES	231,668	207,512	180,796

PROVISION FOR INCOME TAXES	76,684	70,041	62,926

NET INCOME	$154,984	$137,471	$117,870

Diluted earnings per share	$1.78	$1.59	$1.38
Diluted weighted average shares outstanding	87,287	86,687	85,381

Basic earnings per share	$1.79	$1.60	$1.39
Basic weighted average shares outstanding	86,599	85,948	84,558

Cash dividends paid per share	$0.440	$0.400	$0.360

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,313	$63,125
Investments, at amortized cost	—	1,000
Receivables, net	218,305	207,510
Income tax receivable	8,476	17,116
Prepaid expenses and other	61,261	45,938
Prepaid cost of product	23,294	19,261
Total current assets	468,649	353,950
PROPERTY AND EQUIPMENT, net	276,730	270,186
OTHER ASSETS:
Non-current prepaid cost of product	21,344	19,083
Computer software, net of amortization	115,785	110,836
Other non-current assets	30,523	28,492
Customer relationships, net of amortization	162,561	179,133
Trade names, net of amortization	10,380	10,597
Goodwill	533,520	533,520
Total other assets	874,113	881,661
Total assets	$1,619,492	$1,505,797
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,317	$12,829
Accrued expenses	58,260	49,479
Deferred income tax liability	26,256	15,274
Notes payable and current maturities of long term debt	25,503	26,092
Deferred revenues	275,907	276,837
Total current liabilities	402,243	380,511
LONG TERM LIABILITIES:
Non-current deferred revenues	20,093	18,267
Non-current deferred income tax liability	100,932	89,304
Debt, net of current maturities	106,166	127,939
Other long-term liabilities	7,002	10,000
Total long term liabilities	234,193	245,510
Total liabilities	636,436	626,021
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 06/30/12 were 101,482,461 Shares issued at 06/30/11 were 100,766,173	1,015	1,008
Additional paid-in capital	381,919	361,131
Retained earnings	944,078	827,222
Less treasury stock at cost 15,452,064 shares at 06/30/12, 14,406,635 shares at 06/30/11	(343,956)	(309,585)
Total stockholders' equity	983,056	879,776
Total liabilities and equity	$1,619,492	$1,505,797
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,
	2012	2011	2010

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	100,766,173	99,808,367	98,020,796
Shares issued for equity-based payment arrangements	594,428	857,348	1,689,457
Shares issued for Employee Stock Purchase Plan	121,860	100,458	98,114
Shares, end of year	101,482,461	100,766,173	99,808,367

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,008	$998	$980
Shares issued for equity-based payment arrangements	6	9	17
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,015	$1,008	$998

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$361,131	$334,817	$298,378
Shares issued upon exercise of stock options	6,886	16,837	26,569
Shares issued for Employee Stock Purchase Plan	3,321	2,456	1,953
Tax benefits from share-based compensation	3,631	2,298	4,666
Stock-based compensation expense	6,950	4,723	3,251
Balance, end of year	$381,919	$361,131	$334,817

RETAINED EARNINGS:
Balance, beginning of year	$827,222	$724,142	$636,733
Net income	154,984	137,471	117,870
Dividends	(38,128)	(34,391)	(30,461)
Balance, end of year	$944,078	$827,222	$724,142

TREASURY STOCK:
Balance, beginning of year	$(309,585)	$(309,585)	$(309,585)
Purchase of treasury shares	(34,371)	—	—
Balance, end of year	$(343,956)	$(309,585)	$(309,585)

TOTAL STOCKHOLDERS' EQUITY	$983,056	$879,776	$750,372
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$154,984	$137,471	$117,870
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	45,322	41,912	36,589
Amortization	49,297	48,602	34,919
Change in deferred income taxes	22,610	20,526	16,694
Expense for stock-based compensation	6,950	4,723	3,251
(Gain)/loss on disposal of assets	1,198	1,025	864
Changes in operating assets and liabilities:
Change in receivables	(10,795)	940	(1,539)
Change in prepaid expenses, prepaid cost of product and other	(22,962)	(24,543)	(6,458)
Change in accounts payable	3,488	(671)	630
Change in accrued expenses	7,770	1,593	741
Change in income taxes	5,792	(10,933)	4,362
Change in deferred revenues	896	19,487	10,775
Net cash from operating activities	264,550	240,132	218,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	—	(426,653)
Capital expenditures	(41,441)	(32,085)	(54,509)
Proceeds from sale of assets	2,772	—	1,032
Customer contracts acquired	(720)	—	—
Computer software developed	(37,873)	(26,954)	(25,586)
Proceeds from investments	3,000	4,000	4,000
Purchase of investments	(2,000)	(3,999)	(3,999)
Net cash from investing activities	(76,262)	(59,038)	(505,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	399	448,647
Repayments on credit facilities	(35,280)	(229,854)	(145,487)
Purchase of treasury stock	(34,371)	—	—
Dividends paid	(38,128)	(34,391)	(30,461)
Debt acquisition costs	—	—	(7,598)
Excess tax benefits from stock-based compensation	3,465	1,056	661
Proceeds from issuance of common stock upon exercise of stock options	11,004	19,375	31,204
Minimum tax withholding payments related to share based compensation	(4,112)	(2,529)	(4,635)
Proceeds from sale of common stock, net	3,322	2,457	1,953
Net cash from financing activities	(94,100)	(243,487)	294,284
NET CHANGE IN CASH AND CASH EQUIVALENTS	$94,188	$(62,393)	$7,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$63,125	$125,518	$118,251
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,313	$63,125	$125,518

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
Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. To the extent hardware revenue is part of such an arrangement and is not deemed essential to the functionality of any of the other elements to the arrangement, it is recognized based on fair value at the time of delivery. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.
Revenue-based taxes collected from customers and remitted to governmental authorities are presented on a net basis (i.e. excluded from revenues).
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
There were no held-to-maturity securities at June 30, 2012. At June 30, 2011, the amortized cost of held-to-maturity securities was $1,000. Fair values of these securities did not differ significantly from amortized cost due to the nature of the securities and minor interest rate fluctuations during the periods.
PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally five to twenty years.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the years ended June 30, 2012, 2011, and 2010 equals the Company's net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as two reportable segments: bank systems and services and credit union systems and services (see Note 13). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,539 additional shares. The total cost of treasury shares at June 30, 2012 is $343,956. During fiscal 2012, the Company repurchased 1,045 treasury shares for $34,371. At June 30, 2011, there were 14,407 shares in treasury stock and the Company has the authority to repurchase up to 5,584 additional shares. There were no repurchases of treasury stock in fiscal 2011.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement in May 31, 2011, which became effective for the Company on January 1, 2012. The updated explanatory guidance on measuring fair value did not have a significant impact on our fair value calculations and no additional fair value measurements were required as a result of the update.
The FASB also issued ASU No. 2011-05, Comprehensive Income in June 2011, which is effective for the Company beginning July 1, 2012 and will be applied retrospectively. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. No changes in disclosure are anticipated as a result of the update.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The provisions in this update will be effective for the Company beginning July 1, 2013.

NOTE 2.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2012
Financial Assets:
Money market funds	$116,013	$—	$—	$116,013
June 30, 2011
Financial Assets:
Money market funds	$24,695	$—	$—	$24,695

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2012	2011	Estimated Useful Life
Land	$25,011	$25,011
Land improvements	25,954	25,882	5	-	20	years
Buildings	141,733	137,580	20	-	30	years
Leasehold improvements	22,185	24,440	5	-	20	years (1)
Equipment and furniture	262,497	230,346	5	-	8	years
Aircraft and equipment	35,029	41,605	6	-	12	years
Construction in progress	5,750	8,972
	518,159	493,836
Less accumulated depreciation	241,429	223,650
Property and equipment, net	$276,730	$270,186
(1)  Lesser of lease term or estimated useful life
The Company had no material commitments to purchase property and equipment related to the construction of new facilities at June 30, 2012, compared to $1,622 at June 30, 2011. Property and equipment included $457 and $332 that was in accrued liabilities at June 30, 2012 and 2011, respectively. Also, the Company acquired $13,488 and $6,020 of computer equipment through capital leases for the years ended June 30, 2012 and 2011, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the years ended June 30, 2012 and 2011, by reportable segments, are $403,949 for Banking Systems and Services and $129,571 for Credit Union Systems and Services, totaling $533,520. There were no changes in the carrying amount of goodwill in either of the periods presented.
Trade names & Customer relationships
Information regarding other identifiable intangible assets is as follows:

	June 30,
	2012	2011
Customer relationships	$275,005	$278,617
Less accumulated amortization	(112,444)	(99,484)
Customer relationships, net	$162,561	$179,133

Trade names	$11,064	$11,064
Less accumulated amortization	(684)	(467)
Trade names, net	$10,380	$10,597

Computer software	$246,707	$209,458
Less accumulated amortization	(130,922)	(98,622)
Computer software, net	$115,785	$110,836
Most of our trade name assets have been determined to have indefinite lives and are not amortized. Customer relationships have lives ranging from 5 to 20 years.
Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from 5 to 10 years. Amortization expense for computer software totaled $32,807, $31,189, and $17,782 for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. There were no material impairments in any of the fiscal years presented.
Amortization expense for all intangible assets was $49,297, $48,602, and $34,919 for the fiscal years ended June 30, 2012, 2011, and 2010, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2012, is as follows:

Years Ending June 30,	Software	Customer Relationships	Total
2013	$29,822	$14,522	$44,344
2014	25,490	14,522	40,012
2015	19,656	14,082	33,738
2016	12,805	13,565	26,370
2017	3,975	13,363	17,338

NOTE 5.    DEBT
The Company’s outstanding long and short term debt is as follows:

	June 30,	June 30,
	2012	2011
LONG TERM DEBT
Term loan	$127,500	$150,000
Capital leases	3,518	—
Other borrowings	445	1,015
	131,463	151,015
Less current maturities	25,297	23,076
Debt, net of current maturities	$106,166	$127,939

SHORT TERM DEBT
Capital leases	$206	$3,016
Current maturities of long-term debt	25,297	23,076
Notes payable and current maturities of long term debt	$25,503	$26,092

The following table summarizes the annual principal payments required as of June 30, 2012:

Years ended June 30,
2013	$25,503
2014	23,666
2015	22,500
2016	60,000
2017	—
Thereafter	—
$131,669

The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At June 30, 2012, the outstanding balance of $127,500 was bearing interest at a rate of 2.47%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $3,518 remains outstanding at June 30, 2012 of which $2,352 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $206 at June 30, 2012. Included in property and equipment are assets under capital leases totaling $13,760, which have accumulated depreciation totaling $2,133.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2012). The credit line was renewed through April 29, 2014. At June 30, 2012, no amount was outstanding.
Interest
The Company paid interest of $3,899, $8,000, and $759 in 2012, 2011, and 2010 respectively.

NOTE 6.    LEASE COMMITMENTS
The Company leases certain property under operating leases which expire over the next 6 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.

As of June 30, 2012, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2013	$6,852
2014	5,347
2015	4,350
2016	3,306
2017	2,121
Thereafter	1,450
Total	$23,426
Rent expense was $8,410, $8,985, and $9,733 in 2012, 2011, and 2010 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes from continuing operations consists of the following:

	Year ended June 30,
	2012	2011	2010
Current:
Federal	$48,053	$43,334	$39,994
State	6,022	6,180	6,238
Deferred:
Federal	20,649	18,276	14,327
State	1,960	2,251	2,367
	$76,684	$70,041	$62,926
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2012	2011
Deferred tax assets:
Deferred revenue	$8,575	$5,372
Expense reserves (bad debts, insurance, franchise tax and vacation)	9,349	8,086
Net operating loss carryforwards	9,454	11,097
Other, net	1,410	1,122
	28,788	25,677

Deferred tax liabilities:
Accelerated tax depreciation	(34,636)	(29,971)
Accelerated tax amortization	(91,379)	(81,265)
Prepaid expenses	(23,331)	(18,713)
Other, net	(6,280)	—
	(155,626)	(129,949)

Net deferred tax liability before valuation allowance	(126,838)	(104,272)
Valuation allowance	(350)	(306)
Net deferred tax liability	$(127,188)	$(104,578)
The deferred taxes are classified on the balance sheets as follows:

	2012	2011
Deferred income taxes (current)	$(26,256)	$(15,274)
Deferred income taxes (long-term)	(100,932)	(89,304)
	$(127,188)	$(104,578)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2012	2011	2010
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.2%	2.6%	2.5%
Research and development credit	(1.8)%	(2.0)%	(0.7)%
Domestic production activities deduction	(2.1)%	(2.5)%	(3.0)%
Other (net)	(0.2)%	0.7%	1.0%
	33.1%	33.8%	34.8%
An adjustment was made during fiscal 2011 to reflect a $3,802 reduction to the net deferred tax liability assumed upon the acquisition of iPay in fiscal 2010. Further details are provided in Note 12.
As of June 30, 2012, we have $20,006 of net operating loss (“NOL”) carryforwards pertaining to the acquisition of GFSI, which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2012, we had state NOL carryforwards of $3,432. The federal and state losses have varying expiration dates, ranging from 2013 to 2030. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $350 of these losses will expire unutilized. Accordingly, a valuation allowance of $350 and $306 has been recorded against these assets as of June 30, 2012 and 2011, respectively.
The Company paid income taxes of $44,962, $60,515, and $42,116 in 2012, 2011, and 2010 respectively.
At June 30, 2011, the Company had $8,897 of unrecognized tax benefits. At June 30, 2012, the Company had $6,202 of gross unrecognized tax benefits, $4,754 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $711 and $1,030 related to uncertain tax positions at June 30, 2012 and 2011, respectively.
A reconciliation of the unrecognized tax benefits for the years ended June 30, 2012 and 2011 follows:

Unrecognized Tax Benefits
Balance at July 1, 2010	$7,187
Additions for current year tax positions	1,338
Reductions for current year tax positions	—
Additions for prior year tax positions	599
Reductions for prior year tax positions	—
Settlements	—
Reductions related to expirations of statute of limitations	(227)
Balance at June 30, 2011	8,897
Additions for current year tax positions	1,673
Reductions for current year tax positions	—
Additions for prior year tax positions	8
Reductions for prior year tax positions	(2,904)
Settlements	(1,454)
Reductions related to expirations of statute of limitations	(18)
Balance at June 30, 2012	$6,202
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2010 and 2011. This audit is expected to be completed late in fiscal 2013 or early fiscal 2014. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements. During the fiscal year ended June 30, 2010, the IRS commenced an examination of the Company's income tax returns for the fiscal years ended June 30, 2008 and 2009. The exam was completed in fiscal 2012 and did not result in a material change to the financial condition of the Company. The U.S. federal and state income tax returns for June 30, 2009 and all subsequent years remain subject to examination as of June 30, 2012 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $200 - $2,500 within twelve months of June 30, 2012.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2012, 2011, and 2010) are maintained for potential credit losses.
In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a significant negative impact on the future operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the years ended June 30, 2012, 2011 and 2010 includes $6,950, $4,723 and $3,251 of equity-based compensation costs, respectively, of which $6,364, $4,209 and $2,347 relates to the restricted stock plan, respectively.
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
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2009	3,760	$17.75
Granted	50	23.65
Forfeited	(71)	26.64
Exercised	(1,842)	16.70
Outstanding July 30, 2010	1,897	18.58
Granted	—	—
Forfeited	(47)	27.84
Exercised	(860)	21.46
Outstanding July 1, 2011	990	15.65
Granted	—	—
Forfeited	—	—
Exercised	(526)	15.17
Outstanding June 30, 2012	464	$16.19	$8,500
Vested June 30, 2012	464	$16.19	$8,500
Exercisable June 30, 2012	464	$16.19	$8,500
There were no options granted during fiscal 2012 or 2011. The only options granted during fiscal year 2010 were to non-employee members of the Company’s board of directors. The weighted-average fair value of options granted during fiscal 2010 was $8.90.
The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Year Ended June 30, 2010
Weighted Average Assumptions:
Expected life (years)	6.67
Volatility	33%
Risk free interest rate	3.0%
Dividend yield	1.52%
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
As of June 30, 2012, there was no unrecognized compensation costs related to stock options since all options have now vested. The weighted average remaining contractual term on options currently exercisable as of June 30, 2012 was 2.20 years.
The income tax benefits from stock option exercises totaled $3,631, $2,298 and $4,666 for the years ended June 30, 2012, 2011 and 2010, respectively.
The total intrinsic value of options exercised was $9,654, $6,342 and $12,694 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
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
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2009	267	$21.66
Granted	139	22.59
Vested	(19)	22.36
Forfeited	—	—
Outstanding July 1, 2010	387	21.96
Granted	102	24.54
Vested	(59)	23.75
Forfeited	(14)	21.88
Outstanding July 1, 2011	416	22.34
Granted	42	31.50
Vested	(106)	22.92
Forfeited	(20)	25.49
Outstanding June 30, 2012	332	$23.13
The non-vested share awards will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.
At June 30, 2012, there was $2,537 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.02 years.
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
The following table summarizes non-vested unit awards as of June 30, 2012, as well as activity for the year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2010	—	—
Granted	293	15.77
Vested	—	—
Forfeited	—	—
Outstanding July 1, 2011	293	15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding June 30, 2012	672	$18.05
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

	Year Ended June 30,
	2012	2011
Volatility	34.2%	37.0%
Risk free interest rate	0.31%	0.90%
Dividend yield	1.5%	1.6%
Stock Beta	0.903	0.890

At June 30, 2012, there was $7,067 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.78 years.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Year Ended
	June 30,
	2012	2011	2010
Net Income	$154,984	$137,471	$117,870
Common share information:
Weighted average shares outstanding for basic earnings per share	86,599	85,948	84,558
Dilutive effect of stock options and restricted stock	688	739	823
Weighted average shares outstanding for diluted earnings per share	87,287	86,687	85,381
Basic earnings per share	$1.79	$1.60	$1.39
Diluted earnings per share	$1.78	$1.59	$1.38
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. No anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for fiscal 2012, with 12 shares excluded for fiscal 2011 and 602 shares excluded for fiscal 2010.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2012, 2011, and 2010 was $586, $434 and $345 respectively.
The Company has a defined contribution plan for its employees, the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $11,376, $11,076, and $9,369 for fiscal 2012, 2011, and 2010, respectively.

NOTE 12.    BUSINESS ACQUISITIONS
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
Through the Company’s measurement period evaluation in fiscal 2011 of the preliminary purchase price allocation, we identified a $2,817 decrease in the current deferred tax liability assumed, a $985 decrease in the long term deferred tax liability assumed and a $216 increase in accrued expenses assumed, with a corresponding $3,586 decrease in the goodwill arising from the acquisition. The measurement period adjustment was attributable to new information gathered related to the deferred tax liability of iPay in preparation of its final tax return. The measurement period adjustment in fiscal 2011 was made retrospectively on the acquisition date, June 4, 2010, and did not impact the consolidated income statement.

Management completed the purchase price allocation of iPay and its assessment of the fair value of acquired assets and liabilities assumed in fiscal 2011. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of June 4, 2010, updated for the retrospective adjustment, are set forth below:

Current assets (inclusive of cash acquired of $353)	$3,692
Long-term assets	6,362
Identifiable intangible assets	116,286
Total liabilities assumed	(13,956)
Total identifiable net assets	112,384
Goodwill	188,759
Net assets acquired	$301,143
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
The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of October 1, 2009 are set forth below:

Current assets (inclusive of cash acquired of $1,319)	$12,952
Long-term assets	7,466
Identifiable intangible assets	39,845
Total liabilities assumed	(25,727)
Total identifiable net assets	34,536
Goodwill	33,081
Net assets acquired	$67,617
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
The accompanying consolidated statements of income for the fiscal years ended June 30, 2012, 2011 and 2010 do not include any revenues and expenses related to these acquisitions prior to the respective closing dates of each acquisition. The following unaudited pro forma consolidated financial information is presented as if these acquisitions had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Year ended June 30,
	2012	2011	2010
	(Actual)	(Actual)	(Pro Forma)
Revenue	$1,027,109	$966,897	$910,218
Gross profit	$423,730	$399,334	$381,160
Net income	$154,984	$137,471	$122,435
Diluted earnings per share	$1.78	$1.59	$1.43
Diluted weighted average shares outstanding	87,287	86,687	85,381
Basic earnings per share	$1.79	$1.60	$1.45
Basic weighted average shares outstanding	86,599	85,948	84,558

NOTE 13.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for in-house installations or outsourced services) for banks and credit unions. The Company’s operations are classified into two reportable segments: bank systems and services (“Bank”) and credit union systems and services (“Credit Union”). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

	Year Ended
	June 30, 2012
	Bank	Credit Union	Total
REVENUE
License	$37,200	$17,611	$54,811
Support and service	696,204	212,972	909,176
Hardware	45,051	18,071	63,122
Total revenue	778,455	248,654	1,027,109
COST OF SALES
Cost of license	4,863	1,248	6,111
Cost of support and service	419,954	131,331	551,285
Cost of hardware	32,123	13,860	45,983
Total cost of sales	456,940	146,439	603,379
GROSS PROFIT	$321,515	$102,215	423,730

OPERATING EXPENSES			187,495

INTEREST INCOME (EXPENSE)			(4,567)

INCOME BEFORE INCOME TAXES			$231,668

	Year Ended
	June 30, 2011
	Bank	Credit Union	Total
REVENUE
License	$37,424	$15,643	$53,067
Support and service	665,297	186,956	852,253
Hardware	44,171	17,406	61,577
Total revenue	746,892	220,005	966,897
COST OF SALES
Cost of license	5,008	1,277	6,285
Cost of support and service	394,040	121,877	515,917
Cost of hardware	31,850	13,511	45,361
Total cost of sales	430,898	136,665	567,563
GROSS PROFIT	$315,994	$83,340	399,334

OPERATING EXPENSES			183,017

INTEREST INCOME (EXPENSE)			(8,805)

INCOME BEFORE INCOME TAXES			$207,512

	Year Ended
	June 30, 2010
	Bank	Credit Union	Total
REVENUE
License	$38,117	$14,108	$52,225
Support and service	585,470	135,034	720,504
Hardware	48,695	15,162	63,857
Total revenue	672,282	164,304	836,586
COST OF SALES
Cost of license	4,732	1,095	5,827
Cost of support and service	348,489	89,987	438,476
Cost of hardware	35,961	11,202	47,163
Total cost of sales	389,182	102,284	491,466
GROSS PROFIT	$283,100	$62,020	345,120

OPERATING EXPENSES			162,867

INTEREST INCOME (EXPENSE)			(1,457)

INCOME BEFORE INCOME TAXES			$180,796

	For the Year Ended June 30,
	2012	2011	2010
Depreciation expense, net
Bank systems and services	$41,053	$38,830	$34,497
Credit Unions systems and services	4,269	3,082	2,092
Total	$45,322	$41,912	$36,589
Amortization expense, net
Bank systems and services	$35,492	$35,507	$27,675
Credit Unions systems and services	13,805	13,095	7,244
Total	$49,297	$48,602	$34,919
Capital expenditures
Bank systems and services	$34,963	$23,730	$51,392
Credit Unions systems and services	6,478	8,355	3,117
Total	$41,441	$32,085	$54,509

	June 30,	June 30,
	2012	2011
Property and equipment, net
Bank systems and services	$245,069	$235,929
Credit Union systems and services	31,661	34,257
Total	$276,730	$270,186
Intangible assets, net
Bank systems and services	$591,857	$594,507
Credit Union systems and services	230,389	239,579
Total	$822,246	$834,086

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14.    SUBSEQUENT EVENTS
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
On August 24, 2012, the Company's Board of Directors declared a cash dividend of $0.115 per share on its common stock, payable on September 28, 2012 to shareholders of record on September 7, 2012.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$12,264	$13,552	$15,009	$13,986	$54,811
Support and service	220,270	225,609	226,535	236,762	909,176
Hardware	15,804	16,697	14,760	15,861	63,122
Total revenue	248,338	255,858	256,304	266,609	1,027,109
COST OF SALES
Cost of license	1,127	1,115	2,424	1,445	6,111
Cost of support and service	131,124	135,833	139,593	144,735	551,285
Cost of hardware	11,661	11,501	10,904	11,917	45,983
Total cost of sales	143,912	148,449	152,921	158,097	603,379
GROSS PROFIT	104,426	107,409	103,383	108,512	423,730
OPERATING EXPENSES
Selling and marketing	18,754	18,164	18,994	20,588	76,500
Research and development	14,936	15,075	15,471	15,394	60,876
General and administrative	12,939	13,382	12,421	11,377	50,119
Total operating expenses	46,629	46,621	46,886	47,359	187,495
OPERATING INCOME	57,797	60,788	56,497	61,153	236,235
INTEREST INCOME (EXPENSE)
Interest income	129	106	85	856	1,176
Interest expense	(1,456)	(1,448)	(1,464)	(1,375)	(5,743)
Total interest income (expense)	(1,327)	(1,342)	(1,379)	(519)	(4,567)
INCOME BEFORE INCOME TAXES	56,470	59,446	55,118	60,634	231,668
PROVISION FOR INCOME TAXES	19,995	20,921	18,461	17,307	76,684
NET INCOME	$36,475	$38,525	$36,657	$43,327	$154,984

Diluted earnings per share	$0.42	$0.44	$0.42	$0.50	$1.78
Diluted weighted average shares outstanding	87,134	87,371	87,592	87,051	87,287

Basic earnings per share	$0.42	$0.45	$0.42	$0.50	$1.79
Basic weighted average shares outstanding	86,403	86,572	86,824	86,595	86,599

	For the Year Ended June 30, 2011
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$9,459	$15,460	$13,025	$15,123	$53,067
Support and service	210,610	212,378	210,074	219,191	852,253
Hardware	14,753	14,797	17,086	14,941	61,577
Total revenue	234,822	242,635	240,185	249,255	966,897
COST OF SALES
Cost of license	1,178	2,079	1,145	1,883	6,285
Cost of support and service	125,806	126,857	131,010	132,244	515,917
Cost of hardware	10,805	10,880	12,740	10,936	45,361
Total cost of sales	137,789	139,816	144,895	145,063	567,563
GROSS PROFIT	97,033	102,819	95,290	104,192	399,334
OPERATING EXPENSES
Selling and marketing	16,362	16,979	16,929	17,791	68,061
Research and development	15,390	15,837	15,716	16,452	63,395
General and administrative	12,506	15,014	12,142	11,899	51,561
Total operating expenses	44,258	47,830	44,787	46,142	183,017
OPERATING INCOME	52,775	54,989	50,503	58,050	216,317
INTEREST INCOME (EXPENSE)
Interest income	17	32	61	15	125
Interest expense	(2,892)	(2,487)	(1,710)	(1,841)	(8,930)
Total interest income (expense)	(2,875)	(2,455)	(1,649)	(1,826)	(8,805)
INCOME BEFORE INCOME TAXES	49,900	52,534	48,854	56,224	207,512
PROVISION FOR INCOME TAXES	18,129	16,489	15,773	19,650	70,041
NET INCOME	$31,771	$36,045	$33,081	$36,574	$137,471

Diluted net income per share	$0.37	$0.42	$0.38	$0.42	$1.59
Diluted weighted average shares outstanding	86,147	86,523	86,972	87,090	86,687

Basic net income per share	$0.37	$0.42	$0.38	$0.42	$1.60
Basic weighted average shares outstanding	85,469	85,770	86,218	86,335	85,948

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
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.”  Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2012; their report is included in Item 8 of this Form 10K.
During the fiscal quarter ending June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Audit Committee Report”, “Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010
- Consolidated Balance Sheets as of June 30, 2012 and 2011
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2012, 2011 and 2010
- Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
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

10.41	Amendment to Jack Henry & Associates Inc. Restricted Stock Plan dated August 20, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.42	Form of Restricted Stock Unit Award Agreement, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.43	Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010.

21.1	List of the Company’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012 and June 30, 2011, (ii) the Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of August, 2012.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Chairman of the Board, Chief Executive Officer and Director	August 27, 2012

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 27, 2012

/s/ Jerry D. Hall Jerry D. Hall	Executive Vice President and Director	August 27, 2012

/s/ Wesley A. Brown Wesley A. Brown	Director	August 27, 2012

/s/ Matthew Flanigan Matthew Flanigan	Director	August 27, 2012

/s/ Marla Shepard Marla Shepard	Director	August 27, 2012

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 27, 2012

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 27, 2012

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 27, 2012