Form 10-Q
period 2012-09-30
HENRY JACK & ASSOCIATES INC
filed 2012-11-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of November 2, 2012, Registrant has 86,073,164 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,688	$157,313
Receivables, net	136,827	218,305
Income tax receivable	1,711	8,476
Prepaid expenses and other	59,342	61,261
Prepaid cost of product	29,161	23,294
Total current assets	450,729	468,649
PROPERTY AND EQUIPMENT, net	279,055	276,730
OTHER ASSETS:
Non-current prepaid cost of product	22,660	21,344
Computer software, net of amortization	118,534	115,785
Other non-current assets	28,873	30,523
Customer relationships, net of amortization	159,110	162,561
Trade names, net of amortization	10,203	10,380
Goodwill	533,520	533,520
Total other assets	872,900	874,113
Total assets	$1,602,684	$1,619,492
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,518	$16,317
Accrued expenses	47,475	58,260
Deferred income tax liability	26,256	26,256
Accrued income taxes	10,945	—
Notes payable and current maturities of long term debt	31,474	25,503
Deferred revenues	228,703	275,907
Total current liabilities	355,371	402,243
LONG TERM LIABILITIES:
Non-current deferred revenues	18,905	20,093
Non-current deferred income tax liability	104,003	100,932
Debt, net of current maturities	101,231	106,166
Other long-term liabilities	7,159	7,002
Total long term liabilities	231,298	234,193
Total liabilities	586,669	636,436
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 09/30/12 were 101,727,379 Shares issued at 06/30/12 were 101,482,461	1,017	1,015
Additional paid-in capital	387,088	381,919
Retained earnings	976,642	944,078
Less treasury stock at cost 15,580,261 shares at 09/30/12, 15,452,064 shares at 06/30/12	(348,732)	(343,956)
Total stockholders' equity	1,016,015	983,056
Total liabilities and equity	$1,602,684	$1,619,492
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2012	2011
REVENUE
License	$12,864	$12,264
Support and service	244,585	220,270
Hardware	13,552	15,804
Total revenue	271,001	248,338
COST OF SALES
Cost of license	1,077	1,127
Cost of support and service	143,418	131,124
Cost of hardware	10,578	11,661
Total cost of sales	155,073	143,912
GROSS PROFIT	115,928	104,426
OPERATING EXPENSES
Selling and marketing	20,189	18,754
Research and development	14,645	14,936
General and administrative	13,578	12,939
Total operating expenses	48,412	46,629
OPERATING INCOME	67,516	57,797
INTEREST INCOME (EXPENSE)
Interest income	187	129
Interest expense	(1,341)	(1,456)
Total interest income (expense)	(1,154)	(1,327)
INCOME BEFORE INCOME TAXES	66,362	56,470
PROVISION FOR INCOME TAXES	23,887	19,995
NET INCOME	$42,475	$36,475
Diluted earnings per share	$0.49	$0.42
Diluted weighted average shares outstanding	86,605	87,134
Basic earnings per share	$0.49	$0.42
Basic weighted average shares outstanding	86,109	86,403
Cash dividends paid per share	$0.115	$0.105

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,475	$36,475
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,088	11,069
Amortization	12,130	12,625
Change in deferred income taxes	3,071	1,936
Expense for stock-based compensation	1,734	1,244
(Gain)/loss on disposal of assets	632	11
Changes in operating assets and liabilities:
Change in receivables	81,478	72,862
Change in prepaid expenses, prepaid cost of product and other	(3,614)	(9,983)
Change in accounts payable	(5,799)	(2,513)
Change in accrued expenses	(11,796)	(6,447)
Change in income taxes	17,842	17,770
Change in deferred revenues	(48,392)	(56,586)
Net cash from operating activities	101,849	78,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,794)	(10,652)
Proceeds from sale of assets	131	—
Customer contracts acquired	(186)	(670)
Computer software developed	(11,646)	(7,517)
Proceeds from investments	—	1,000
Purchase of investments	—	(999)
Net cash from investing activities	(18,495)	(18,838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(5,726)	(6,340)
Purchase of treasury stock	(4,776)	—
Dividends paid	(9,911)	(9,074)
Excess tax benefits from stock-based compensation	1,743	289
Proceeds from issuance of common stock upon exercise of stock options	2,942	526
Minimum tax withholding payments related to share based compensation	(2,200)	(926)
Proceeds from sale of common stock, net	949	830
Net cash from financing activities	(16,979)	(14,695)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$66,375	$44,930
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$157,313	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,688	$108,055

Net cash paid for income taxes was $1,229 for the three months ended September 30, 2012, compared to $6 net cash received for the same period last year. The Company paid interest of $938 and $1,008 for the three months ended September 30, 2012 and 2011, respectively. Capital expenditures exclude property and equipment additions totaling $7,801 and $10,576 that were in accrued liabilities or were acquired via capital lease during the three months ended September 30, 2012 and 2011, respectively.

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

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2012
Financial Assets:
Money market funds	$181,186	$—	$—	$181,186
June 30, 2012
Financial Assets:
Money market funds	$116,013	$—	$—	$116,013
Comprehensive income
Comprehensive income for the three-month periods ended September 30, 2012 and 2011 equals the Company’s net income.
Interim financial statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the

United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the year ended June 30, 2012. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2012.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three-month periods ended September 30, 2012 and 2011, and its cash flows for the three-month periods ended September 30, 2012 and 2011.
The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended September 30, 2012.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2012, there were 15,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,411 additional shares. The total cost of treasury shares at September 30, 2012 is $348,732. During fiscal 2013, the Company repurchased 128 treasury shares for $4,776. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the authority to repurchase up to 4,539 additional shares.
Commitments and contingencies
For fiscal 2013, the Board of Directors approved bonus plans for its executive officers and general managers. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income and individually tailored performance targets. For general managers, one half of each manager’s bonus is contingent upon meeting individual business unit objectives established by the executive officer to whom the general manager reports.
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

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income in June 2011, which was effective for the Company beginning July 1, 2012. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. No changes in disclosure were required as a result of the update.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The provisions in this update were effective for the Company beginning July 1, 2012 and its adoption did not have any impact on the financial statements.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	September 30,	June 30,
	2012	2012
LONG TERM DEBT
Term loan	$121,875	$127,500
Capital leases	8,538	3,518
Other borrowings	303	445
	130,716	131,463
Less current maturities	29,485	25,297
Debt, net of current maturities	$101,231	$106,166

SHORT TERM DEBT
Capital leases	$1,989	$206
Current maturities of long-term debt	29,485	25,297
Notes payable and current maturities of long term debt	$31,474	$25,503

The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At September 30, 2012, the outstanding balance of $121,875 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $8,538 remains outstanding at September 30, 2012 and $6,797 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,989 at September 30, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2012). The credit line was renewed through April 29, 2014. At September 30, 2012, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 36.0% of income before income taxes for the quarter ended September 30, 2012 is slightly higher than 35.4% for the same quarter in fiscal 2012 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which expired December 31, 2011.
At September 30, 2012, the Company had $5,755 of gross unrecognized tax benefits, $4,807 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012, we had accrued interest and penalties of $760 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 30, 2010 and June 30, 2011. This audit is expected to be completed in fiscal 2013. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements. The U.S. federal and state income tax returns for June 30, 2009 and all subsequent years remain subject to examination as of September 30, 2012 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations could reduce the unrecognized tax benefits balance by $2,000 - $3,000 within twelve months of September 30, 2012.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended September 30, 2012 and 2011, there was $1,734 and $1,244, respectively, in compensation expense from equity-based awards.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the three months ended September 30, 2012.
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2012	464	$16.19
Granted	—	—
Forfeited	—	—
Exercised	(141)	14.63
Outstanding September 30, 2012	323	$16.86	$6,780
Vested September 30, 2012	323	$16.86	$6,780
Exercisable September 30, 2012	323	$16.86	$6,780
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2012 was 2.62 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of September 30, 2012, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	672	18.05
Granted	174	42.39
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2012	846	$23.05
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	23.3%
Risk free interest rate	0.33%
Dividend yield	1.2%
Stock Beta	0.864
At September 30, 2012, there was $13,205 of compensation expense that has yet to be recognized related to non-

vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.82 years.
The following table summarizes non-vested share awards as of September 30, 2012, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	332	$23.13
Granted	18	33.81
Vested	(108)	22.10
Forfeited	—	—
Outstanding September 30, 2012	242	$24.33
At September 30, 2012, there was $2,602 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.43 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2012	2011
Net Income	$42,475	$36,475
Common share information:
Weighted average shares outstanding for basic earnings per share	86,109	86,403
Dilutive effect of stock options and restricted stock	496	731
Weighted average shares outstanding for diluted earnings per share	86,605	87,134
Basic earnings per share	$0.49	$0.42
Diluted earnings per share	$0.49	$0.42
Per share information is based on the weighted average number of common shares outstanding for the three-month periods ended September 30, 2012 and 2011. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. 32 anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for the three-month period ended September 30, 2012 (89 shares were excluded from the computation for the three-month period ended September 30, 2011).

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

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$7,281	$5,583	$12,864	$7,674	$4,590	$12,264
Support and service	186,065	58,520	244,585	169,075	51,195	220,270
Hardware	9,080	4,472	13,552	10,359	5,445	15,804
Total revenue	202,426	68,575	271,001	187,108	61,230	248,338
COST OF SALES
Cost of license	687	390	1,077	901	226	1,127
Cost of support and service	108,723	34,695	143,418	99,773	31,351	131,124
Cost of hardware	7,211	3,367	10,578	7,448	4,213	11,661
Total cost of sales	116,621	38,452	155,073	108,122	35,790	143,912
GROSS PROFIT	$85,805	$30,123	115,928	$78,986	$25,440	104,426

OPERATING EXPENSES			48,412			46,629

INTEREST INCOME (EXPENSE)			(1,154)			(1,327)

INCOME BEFORE INCOME TAXES			$66,362			$56,470

	September 30,	June 30,
	2012	2012
Property and equipment, net
Bank systems and services	$249,247	$245,069
Credit Union systems and services	29,808	31,661
Total	$279,055	$276,730
Intangible assets, net
Bank systems and services	$590,809	$591,857
Credit Union systems and services	230,558	230,389
Total	$821,367	$822,246

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 9.    SUBSEQUENT EVENTS
In late October, subsequent to the end of the fiscal period reported, widespread flooding caused by Hurricane Sandy rendered our Lyndhurst, New Jersey item processing center inoperable.  This impacted item processing for over 100 bank customers and we continue to work diligently to resolve the situation for our customers.  At this time the financial impact on the Company cannot be estimated.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.
RESULTS OF OPERATIONS
Background and Overview
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
The majority of our revenue is derived from recurring outsourcing fees and transaction processing fees that predominantly have contract terms of five years or greater. Support and service fees also include in-house maintenance fees on primarily annual contract terms. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
In the first quarter of fiscal 2013, revenues increased 9% or $22,663 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component, particularly in our electronic payment services. The growth in revenue and the Company's continued focus on cost management, partially offset by a slightly higher tax rate, has resulted in a 16% increase in net income for the quarter.
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
We continue into fiscal 2013 with cautious optimism following strong first quarter results. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.
A detailed discussion follows of the major components of the results of operations for the three month period ended September 30, 2012. All amounts are in thousands and discussions compare the current three month period ended September 30, 2012, to the prior year three month period ended September 30, 2011.
REVENUE

License Revenue	Three Months Ended		%
	September 30,		Change
	2012	2011
License	$12,864	$12,264	5%
Percentage of total revenue	5%	5%
License revenue for core products remains consistent compared to the same period last year, with the current quarter increase being driven by a slight increase in revenue from our complementary products compared to the last fiscal year.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%
	September 30,		Change
	2012	2011
Support and service	$244,585	$220,270	11%
Percentage of total revenue	90%	89%

	Qtr over Qtr Change
	$ Change	% Change
In-House Support & Other Services	$4,765	6%
Electronic Payment Services	12,267	15%
Outsourcing Services	4,152	9%
Implementation Services	3,131	18%
Total Increase	$24,315
There was growth in all support and service revenue components for the current quarter.
In-house support and other services revenue increased due to annual maintenance fee increases (as our customers’ assets have grown) and increased revenues from our system conversion services. Revenue from our complementary products has also grown as the total number of supported in-house products has grown.
Electronic payment services continue to experience the largest growth. The quarterly revenue increases are attributable to strong performance across our electronic payment products, particularly from debit/credit card processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased for the quarter due mainly to increased implementations of our core banking platform products and related complementary products, coupled with higher merger conversion revenues from our core banking platform products.

Hardware Revenue	Three Months Ended		%
	September 30,		Change
	2012	2011
Hardware	$13,552	$15,804	(14)%
Percentage of total revenue	5%	6%
Hardware revenue continues to fluctuate from quarter to quarter. Revenue has decreased for the three month period due to a decrease in the number of third party hardware systems and components delivered. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the deflationary trend of computer prices generally.
BACKLOG
Our backlog of $423,352 ($92,153 in-house and $331,199 outsourcing) at September 30, 2012 increased 17% from $361,222 ($73,221 in-house and $288,001 outsourcing) at September 30, 2011. The current quarter backlog decreased 3% from June 30, 2012, when backlog was $435,344 ($92,741 in-house and $342,603 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%
	September 30,		Change
	2012	2011

Cost of License	$1,077	$1,127	(4)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$11,787	$11,137	6%
Gross Profit Margin	92%	91%
Cost of support and service	$143,418	$131,124	9%
Percentage of total revenue	53%	53%
Support and Service Gross Profit	$101,167	$89,146	13%
Gross Profit Margin	41%	40%
Cost of hardware	$10,578	$11,661	(9)%
Percentage of total revenue	4%	5%
Hardware Gross Profit	$2,974	$4,143	(28)%
Gross Profit Margin	22%	26%
TOTAL COST OF SALES	$155,073	$143,912	8%
Percentage of total revenue	57%	58%
TOTAL GROSS PROFIT	$115,928	$104,426	11%
Gross Profit Margin	43%	42%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the quarter, sales of these third party vendor licenses decreased as a percentage of total license revenue leading to lower related costs and slightly increased gross profit margins.
Cost of support and service increased for the three months commensurate with the increase in support and services revenue, as evidenced by the gross profit margins only increasing slightly.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter however, reduced sales of higher margin products related to hardware upgrades has driven lower hardware margins.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%
	September 30,		Change
	2012	2011
Selling and marketing	$20,189	$18,754	8%
Percentage of total revenue	7%	8%
Selling and marketing expenses for the quarter has increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended		%
	September 30,		Change
	2012	2011
Research and development	$14,645	$14,936	(2)%
Percentage of total revenue	5%	6%
Research and development expenses decreased for the three month period ended September 30, 2012 primarily due to increased capitalization of costs for ongoing software development projects, which has also driven the decreases in the percentage of total revenue for the quarter.

General and Administrative	Three Months Ended		%
	September 30,		Change
	2012	2011
General and administrative	$13,578	$12,939	5%
Percentage of total revenue	5%	5%
General and administrative expenses for the quarter have increased slightly compared to last year due mainly to increased salary costs in line with a 6% increase in general and administrative headcount.

INTEREST INCOME AND EXPENSE
	Three Months Ended		%
	September 30,		Change
	2012	2011
Interest Income	$187	$129	45%
Interest Expense	$(1,341)	$(1,456)	(8)%
Interest income for the three month period ended September 30, 2012 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter due to the lower outstanding balance on our term loan compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $23,887 or 36.0% for the three month period ended September 30, 2012 compared with $19,995 or 35.4% for the same period last year. The prior year income tax rate was slightly lower primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which expired effective December 31, 2011.
NET INCOME
Net income increased 16% for the three months ended September 30, 2012. For the first quarter of fiscal 2013, it was $42,475 or $0.49 per diluted share compared to $36,475, or $0.42 per diluted share in the same period last year.

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

Bank Systems and Services
	Three Months Ended		%
	September 30,		Change
	2012	2011
Revenue	$202,426	$187,108	8%
Gross Profit	$85,805	$78,986	9%
Gross Profit Margin	42%	42%
Revenue in the Bank segment increased 8% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly a 13% increase in electronic payment transaction processing services revenue.
Gross profit margins have remained consistent.

Credit Union Systems and Services
	Three Months Ended		%
	September 30,		Change
	2012	2011
Revenue	$68,575	$61,230	12%
Gross Profit	$30,123	$25,440	18%
Gross Profit Margin	44%	42%
Revenue in the Credit Union segment increased 12% from the same quarter last year mainly due to support & service revenue which grew 14%, coupled with a small increase in complementary product license revenues. Support & service revenue increased due mainly to an 18% increase in electronic payment services from continuing growth of our online bill payment processing and debit/credit card processing services in the Credit Union segment. Also, continued growth of our outsourcing solutions in the Credit Union segment led to a 35% increase in outsourcing services revenues compared to the same quarter last year.
Gross profit margins for the Credit Union segment for the three month period have increased mainly due to the increase in license revenue noted above. License revenues achieve higher margins relative to the other components of revenue.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents totaled $223,688 at September 30, 2012, increasing from $157,313 at June 30, 2012, and from $108,055 at September 30, 2011. The increase from June 30, 2012 is primarily due to continued receipts from our annual maintenance billings.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2012	2011
Net income	$42,475	$36,475
Non-cash expenses	29,655	26,885
Change in receivables	81,478	72,862
Change in deferred revenue	(48,392)	(56,586)
Change in other assets and liabilities	(3,367)	(1,173)
Net cash provided by operating activities	$101,849	$78,463
Cash provided by operating activities for the fiscal year to date increased 30% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interest costs.
Cash used in investing activities for the current year totaled $18,495. The largest use of cash included $11,646 for the development of software and capital expenditures on facilities and equipment of $6,794, including spending on our online bill payment data center migration. Other uses of cash included $186 for the acquisition of customer contracts. These expenditures have been partially offset by proceeds of $131 from the sale of property. In the first three months of fiscal 2012, cash used in investing activities totaled $18,838 which included capital expenditures for facilities and equipment of $10,652, related to computer equipment and related purchased software, with other major uses of cash being $7,517 for the development of software and $670 for the acquisition of customer contracts.
Financing activities used cash of $16,979 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $5,726, dividends paid to stockholders of $9,911, and purchase of treasury shares of $4,776. Cash used was partially offset by $3,434 net proceeds from the issuance of stock and tax related to stock-based compensation. Net cash used by financing activities in the first three months of last year, was $14,695 and includes $6,340 repayments on our lines of credit and $9,074 in dividend payments to shareholders, partially offset by $719 of net proceeds from the issuance of stock and tax related to stock-based compensation.
While the current condition of the U.S. financial markets continues to impact our customers, we have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $6,794 and $10,652 for the three-month periods ended September 30, 2012 and 2011, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2013 are not expected to exceed $40,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2012, there were 15,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,411 additional shares. The total cost of treasury shares at September 30, 2012 is $348,732. During fiscal 2013, the Company repurchased 128 treasury shares for $4,776. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the authority to repurchase up to 4,539 additional shares.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At September 30, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At September 30, 2012, the outstanding balance of $121,875 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $8,538 remains outstanding at September 30, 2012 and $6,797 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,989 at September 30, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2012). The credit line was renewed through April 29, 2014. At September 30, 2012, no amount was outstanding.
Critical Accounting Policies
The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of our most critical accounting policies and require our most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies” – contained in our annual report on Form 10-K for the year ended June 30, 2012.
Forward Looking Statements
The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three month period ended September 30, 2012, compared to the same period a year ago. We continue to be cautiously optimistic, as we maintain significant levels of recurring revenue and continue to see a strong backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.

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
Based on our outstanding debt with variable interest rates as of September 30, 2012, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2013 by less than $1,300.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2012:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 31, 2012	—	$—	—	4,538,552
August 1 - August 31, 2012	—	—	—	4,538,552
September 1 - September 30, 2012	128,197	37.26	128,197	4,410,355
Total	128,197	37.26	128,197	4,410,355
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

ITEM 6. EXHIBITS

31.1        Certification of the Chief Executive Officer dated November 7, 2012.

31.2        Certification of the Chief Financial Officer dated November 7, 2012.

32.1        Written Statement of the Chief Executive Officer dated November 7, 2012.

32.2        Written Statement of the Chief Financial Officer dated November 7, 2012.

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three-month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 7, 2012	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	November 7, 2012	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer