Form 10-Q
period 2012-12-31
HENRY JACK & ASSOCIATES INC
filed 2013-02-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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

As of February 5, 2013, Registrant has 86,165,764 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,854	$157,313
Receivables, net	129,462	218,305
Income tax receivable	2,688	8,476
Prepaid expenses and other	56,582	61,261
Prepaid cost of product	27,350	23,294
Total current assets	408,936	468,649
PROPERTY AND EQUIPMENT, net	286,420	276,730
OTHER ASSETS:
Non-current prepaid cost of product	23,152	21,344
Computer software, net of amortization	122,622	115,785
Other non-current assets	29,589	30,523
Customer relationships, net of amortization	155,471	162,561
Trade names, net of amortization	10,027	10,380
Goodwill	533,291	533,520
Total other assets	874,152	874,113
Total assets	$1,569,508	$1,619,492
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,607	$16,317
Accrued expenses	51,462	58,260
Deferred income tax liability	23,596	26,256
Notes payable and current maturities of long term debt	30,376	25,503
Deferred revenues	182,715	275,907
Total current liabilities	299,756	402,243
LONG TERM LIABILITIES:
Non-current deferred revenues	13,404	20,093
Non-current deferred income tax liability	106,525	100,932
Debt, net of current maturities	98,927	106,166
Other long-term liabilities	4,333	7,002
Total long term liabilities	223,189	234,193
Total liabilities	522,945	636,436
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 12/31/12 were 101,830,658 Shares issued at 06/30/12 were 101,482,461	1,018	1,015
Additional paid-in capital	391,552	381,919
Retained earnings	1,007,246	944,078
Less treasury stock at cost 15,700,971 shares at 12/31/12, 15,452,064 shares at 06/30/12	(353,253)	(343,956)
Total stockholders' equity	1,046,563	983,056
Total liabilities and equity	$1,569,508	$1,619,492
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUE
License	$13,210	$13,552	$26,074	$25,816
Support and service	250,310	225,609	494,895	445,879
Hardware	15,174	16,697	28,727	32,501
Total revenue	278,694	255,858	549,696	504,196
COST OF SALES
Cost of license	1,251	1,115	2,329	2,242
Cost of support and service	144,683	135,833	288,101	266,956
Cost of hardware	10,523	11,501	21,101	23,162
Total cost of sales	156,457	148,449	311,531	292,360
GROSS PROFIT	122,237	107,409	238,165	211,836
OPERATING EXPENSES
Selling and marketing	19,937	18,164	40,126	36,918
Research and development	15,691	15,075	30,337	30,011
General and administrative	27,181	13,382	40,759	26,322
Total operating expenses	62,809	46,621	111,222	93,251
OPERATING INCOME	59,428	60,788	126,943	118,585
INTEREST INCOME (EXPENSE)
Interest income	190	106	378	234
Interest expense	(1,261)	(1,448)	(2,602)	(2,904)
Total interest income (expense)	(1,071)	(1,342)	(2,224)	(2,670)
INCOME BEFORE INCOME TAXES	58,357	59,446	124,719	115,915
PROVISION FOR INCOME TAXES	17,852	20,921	41,738	40,916
NET INCOME	$40,505	$38,525	$82,981	$74,999
Diluted earnings per share	$0.47	$0.44	$0.96	$0.86
Diluted weighted average shares outstanding	86,639	87,371	86,622	87,253
Basic earnings per share	$0.47	$0.45	$0.96	$0.87
Basic weighted average shares outstanding	86,084	86,572	86,097	86,488
Cash dividends paid per share	$0.115	$0.105	$0.230	$0.210

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$82,981	$74,999
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	24,420	22,076
Amortization	24,037	25,337
Change in deferred income taxes	2,933	3,910
Expense for stock-based compensation	4,109	3,014
(Gain)/loss on disposal of assets	703	(182)
Changes in operating assets and liabilities:
Change in receivables	89,193	80,910
Change in prepaid expenses, prepaid cost of product and other	(251)	(17,195)
Change in accounts payable	(4,710)	(5,302)
Change in accrued expenses	(7,456)	(4,404)
Change in income taxes	3,090	16,882
Change in deferred revenues	(99,881)	(103,784)
Net cash from operating activities	119,168	96,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,957)	(18,913)
Proceeds from sale of assets	265	2,641
Customer contracts acquired	(186)	(670)
Computer software developed	(23,826)	(15,695)
Proceeds from investments	—	2,000
Purchase of investments	—	(2,000)
Net cash from investing activities	(42,704)	(32,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(17,336)	(18,047)
Purchase of treasury stock	(9,297)	—
Dividends paid	(19,813)	(18,167)
Excess tax benefits from stock-based compensation	2,354	980
Proceeds from issuance of common stock upon exercise of stock options	4,296	3,761
Minimum tax withholding payments related to share based compensation	(2,799)	(1,626)
Proceeds from sale of common stock, net	1,672	1,552
Net cash from financing activities	(40,923)	(31,547)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$35,541	$32,077
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$157,313	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,854	$95,202

Net cash paid for income taxes was $33,361 for the three months ended December 31, 2012, compared to $19,145 net cash received for the same period last year. The Company paid interest of $1,953 and $1,873 for the three months ended December 31, 2012 and 2011, respectively. Capital expenditures exclude property and equipment additions totaling $15,661 and $14,261 that were in accrued liabilities or were acquired via capital lease during the three months ended December 31, 2012 and 2011, respectively.

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

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2012
Financial Assets:
Money market funds	$154,352	$—	$—	$154,352
June 30, 2012
Financial Assets:
Money market funds	$116,013	$—	$—	$116,013
Comprehensive income
Comprehensive income for the three and six-month periods ended December 31, 2012 and 2011 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2012, the results of its operations for the three and six-month periods ended December 31, 2012 and 2011, and its cash flows for the six-month periods ended December 31, 2012 and 2011.
The results of operations for the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended December 31, 2012.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2012, there were 15,701 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,290 additional shares. The total cost of treasury shares at December 31, 2012 is $353,253. During fiscal 2013, the Company repurchased 249 treasury shares for $9,297. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had authority to repurchase up to 4,539 additional shares.
Impact of Hurricane Sandy
Included within general & administrative operating expenses are $13,686 of expenses, including $1,450 of contingent liabilities, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Other than the contingent amounts, we expect no further significant costs related to this in future periods. Insurance claims are being made by JHA to recover the above expenses. These claims have not been finalized and no amounts have been recorded for these potential insurance recoveries in the financial results for the period ending December 31, 2012. The amount recovered may differ from the amount of the expense.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2012	2012
LONG TERM DEBT
Term loan	$116,250	$127,500
Capital leases	11,177	3,518
Other borrowings	205	445
	127,632	131,463
Less current maturities	28,705	25,297
Debt, net of current maturities	$98,927	$106,166

SHORT TERM DEBT
Capital leases	$1,671	$206
Current maturities of long-term debt	28,705	25,297
Notes payable and current maturities of long term debt	$30,376	$25,503
The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At December 31, 2012, the outstanding balance of $116,250 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $11,177 remains outstanding at December 31, 2012 and $6,060 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,671 at December 31, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2012). The credit line was renewed through April 29, 2014. At December 31, 2012, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 30.6% of income before income taxes for the quarter ended December 31, 2012 is lower than 35.2% for the same quarter in fiscal 2012 primarily due to the release of $2,840 of previously unrecognized tax benefits during the current quarter subsequent to the close of an Internal Revenue Service audit of fiscal 2010 and 2011. The rate of income taxes for the six month period ending December 31, 2012 of 33.5% of income before income taxes compared to 35.3% as reported for the same period in fiscal 2012 also fluctuated due to the release of the previously unrecognized tax benefits noted above.
At December 31, 2012, the Company had $3,100 of gross unrecognized tax benefits, $2,129 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012, we had accrued interest and penalties of $584 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 30, 2010 and June 30, 2011. This audit was completed during the quarter ended December 31, 2012. The U.S. federal and state income tax returns for June 30, 2009 and all subsequent years remain subject to examination as of December 31, 2012 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations will not significantly change the unrecognized tax benefits balance within twelve months of December 31, 2012.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended December 31, 2012 and 2011, there was $2,375 and $1,771, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first six months of fiscal 2013 and 2012 includes $4,109 and $3,014 of equity-based compensation costs respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the six months ended December 31, 2012.
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2012	464	$16.19
Granted	—	—
Forfeited	—	—
Exercised	(213)	13.87
Outstanding December 31, 2012	251	$18.15	$5,297
Vested December 31, 2012	251	$18.15	$5,297
Exercisable December 31, 2012	251	$18.15	$5,297
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2012 was 2.84 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of December 31, 2012, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	672	18.05
Granted	174	42.39
Vested	—	—
Forfeited	—	—
Outstanding December 31, 2012	846	$23.05
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	23.3%
Risk free interest rate	0.33%
Dividend yield	1.2%
Stock Beta	0.864
At December 31, 2012, there was $11,452 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.56 years.
The following table summarizes non-vested share awards as of December 31, 2012, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	332	$23.13
Granted	45	35.59
Vested	(117)	22.64
Forfeited	(2)	28.94
Outstanding December 31, 2012	258	$25.41
At December 31, 2012, there was $2,986 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.29 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Income	$40,505	$38,525	$82,981	$74,999
Common share information:
Weighted average shares outstanding for basic earnings per share	86,084	86,572	86,097	86,488
Dilutive effect of stock options and restricted stock	555	799	525	765
Weighted average shares outstanding for diluted earnings per share	86,639	87,371	86,622	87,253
Basic earnings per share	$0.47	$0.45	$0.96	$0.87
Diluted earnings per share	$0.47	$0.44	$0.96	$0.86
Per share information is based on the weighted average number of common shares outstanding for the three and six-month periods ended December 31, 2012 and 2011. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock excluded for the three month periods ended December 31, 2012 and December 31, 2011. 149 anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for the six-month period ended December 31, 2012 (241 shares were excluded from the computation for the six-month period ended December 31, 2011).

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

	Three Months Ended			Three Months Ended
	December 31, 2012			December 31, 2011
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$7,524	$5,686	$13,210	$9,540	$4,012	$13,552
Support and service	189,898	60,412	250,310	173,189	52,420	225,609
Hardware	10,712	4,462	15,174	13,020	3,677	16,697
Total revenue	208,134	70,560	278,694	195,749	60,109	255,858
COST OF SALES
Cost of license	1,034	217	1,251	933	182	1,115
Cost of support and service	109,156	35,527	144,683	103,422	32,411	135,833
Cost of hardware	7,184	3,339	10,523	8,663	2,838	11,501
Total cost of sales	117,374	39,083	156,457	113,018	35,431	148,449
GROSS PROFIT	$90,760	$31,477	122,237	$82,731	$24,678	107,409

OPERATING EXPENSES			62,809			46,621

INTEREST INCOME (EXPENSE)			(1,071)			(1,342)

INCOME BEFORE INCOME TAXES			$58,357			$59,446

	Six Months Ended			Six Months Ended
	December 31, 2012			December 31, 2011
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$14,804	$11,270	$26,074	$17,214	$8,602	$25,816
Support and service	375,963	118,932	494,895	342,264	103,615	445,879
Hardware	19,793	8,934	28,727	23,379	9,122	32,501
Total revenue	410,560	139,136	549,696	382,857	121,339	504,196
COST OF SALES
Cost of license	1,721	608	2,329	1,834	408	2,242
Cost of support and service	217,878	70,223	288,101	203,195	63,761	266,956
Cost of hardware	14,395	6,706	21,101	16,111	7,051	23,162
Total cost of sales	233,994	77,537	311,531	221,140	71,220	292,360
GROSS PROFIT	$176,566	$61,599	238,165	$161,717	$50,119	211,836

OPERATING EXPENSES			111,222			93,251

INTEREST INCOME (EXPENSE)			(2,224)			(2,670)

INCOME BEFORE INCOME TAXES			$124,719			$115,915

	December 31,	June 30,
	2012	2012
Property and equipment, net
Bank systems and services	$256,964	$245,069
Credit Union systems and services	29,456	31,661
Total	$286,420	$276,730
Intangible assets, net
Bank systems and services	$591,664	$591,857
Credit Union systems and services	229,747	230,389
Total	$821,411	$822,246

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
RESULTS OF OPERATIONS
Background and Overview
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Our solutions are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
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
In the second quarter of fiscal 2013, revenues increased 9% or $22,836 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component, particularly in our electronic payment services. In the six months ending December 31, 2012, revenues increased 9% or $45,500 compared to the same six months last year, with strong growth continuing in all components of our support & service revenues. The growth in revenue and the Company's continued focus on cost management continued to drive gross margins up, for both the three and six month periods presented.
Operating expenses increased 35% for the quarter and 19% for the six month period ended December 31, 2012 mainly due to $13,686 expenses, including $1,450 of contingent liabilities, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Other than the contingent amounts, we expect no further significant costs related to this in future periods. Insurance claims are being made by JHA to recover the Hurricane Sandy related expenses.  These claims have not been finalized and no amounts have been recorded for these potential insurance recoveries in the financial results for the period ending December 31, 2012. The amount recovered may differ from the amount of the expense.
The increased operating expenses, partially offset by a reduced effective tax rate driven by the release of $2,840 of previously unrecognized tax benefits, resulted in a combined 5% increase in net income for the quarter and 11% for the year-to-date.
We continue into fiscal 2013 with cautious optimism following strong second quarter operating results. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.
A detailed discussion follows of the major components of the results of operations for the three and six-month periods ended December 31, 2012. All amounts are in thousands and discussions compare the current three and six-month periods ended December 31, 2012, to the prior year three and six-month periods ended ended December 31, 2011.
REVENUE

License Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
License	$13,210	$13,552	(3)%	$26,074	$25,816	1%
Percentage of total revenue	5%	5%		5%	5%

License revenue for core products remained consistent with last year. Current quarter license revenue decreased only slightly compared to the same period last year and the revenues for the first six months of fiscal 2013 increased slightly.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Support and service	$250,310	$225,609	11%	$494,895	$445,879	11%
Percentage of total revenue	90%	88%		90%	88%

	Qtr over Qtr		Year over Year
	$ Change	% Change	$ Change	% Change
In-House Support & Other Services	$2,863	4%	$7,629	5%
Electronic Payment Services	15,172	18%	27,439	16%
Outsourcing Services	5,047	11%	9,198	10%
Implementation Services	1,619	8%	4,750	13%
Total Increase	$24,701		$49,016
There was growth in all support and service revenue components for the current quarter and year-to-date.
In-house support and other services revenue increased, both for the quarter and year-to-date, due to annual maintenance fee increases as our customers’ assets grow. Revenue from our complementary products has also grown as the total number of supported in-house products has grown.
Electronic payment services continue to experience the largest growth. The quarterly and year-to-date revenue increases are attributable to strong performance across debit/credit card processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased for the quarter due mainly to increased implementations of our core banking platform products and related complementary products, coupled with higher merger conversion revenues from our core banking and credit union platform products.

Hardware Revenue	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Hardware	$15,174	$16,697	(9)%	$28,727	$32,501	(12)%
Percentage of total revenue	5%	7%		5%	6%
Hardware revenue continues to fluctuate from quarter to quarter. Revenue decreased for the three and six month periods due to a decrease in the number of third party hardware systems and components delivered. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
BACKLOG
Our backlog of $452,239 ($89,796 in-house and $362,443 outsourcing) at December 31, 2012 increased 19% from $378,778 ($73,742 in-house and $305,036 outsourcing) at December 31, 2011. The current quarter backlog increased 7% from September 30, 2012, when backlog was $423,352 ($92,153 in-house and $331,199 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011

Cost of License	$1,251	$1,115	12%	$2,329	$2,242	4%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$11,959	$12,437	(4)%	$23,745	$23,574	1%
Gross Profit Margin	91%	92%		91%	91%
Cost of support and service	$144,683	$135,833	7%	$288,101	$266,956	8%
Percentage of total revenue	52%	53%		52%	53%
Support and Service Gross Profit	$105,627	$89,776	18%	$206,794	$178,923	16%
Gross Profit Margin	42%	40%		42%	40%
Cost of hardware	$10,523	$11,501	(9)%	$21,101	$23,162	(9)%
Percentage of total revenue	4%	4%		4%	5%
Hardware Gross Profit	$4,651	$5,196	(10)%	$7,626	$9,339	(18)%
Gross Profit Margin	31%	31%		27%	29%
TOTAL COST OF SALES	$156,457	$148,449	5%	$311,531	$292,360	7%
Percentage of total revenue	56%	58%		57%	58%
TOTAL GROSS PROFIT	$122,237	$107,409	14%	$238,165	$211,836	12%
Gross Profit Margin	44%	42%		43%	42%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the quarter, sales of these third party vendor licenses increased as a percentage of total license revenue leading to higher related costs and slightly decreased gross profit margins. Year-to-date gross profit margins remained consistent with the prior period.
Gross profit margins in support and service increased for the three and six month periods due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter, gross margins remain consistent with the prior year. Year-to-date margins have decreased slightly, being impacted by reduced sales of higher margin products related to hardware upgrades in the first quarter of the current year.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Selling and marketing	$19,937	$18,164	10%	$40,126	$36,918	9%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for the quarter and year-to-date have increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue. Selling and Marketing costs remain consistent as a percentage of total revenue.

Research and Development	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Research and development	$15,691	$15,075	4%	$30,337	$30,011	1%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased slightly for the three and six month periods ended December 31, 2012 primarily due to increased salary and contractor services costs.

General and Administrative	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
General and administrative	$27,181	$13,382	103%	$40,759	$26,322	55%
Percentage of total revenue	10%	5%		7%	5%
General and administrative expenses for the quarter and year-to-date have increased compared to last year due mainly to $13,686 of expenses related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center.
Excluding these expenses, non-GAAP general and administrative expenses would have been $13,495 and $27,073 for the quarter and year-to-date current year periods, respectively, and the non-GAAP increase would have been $113, or 1% for the quarter and $751, or 3%, for the year-to-date compared to the prior year.
Insurance claims have been made by JHA to recover the Hurricane Sandy related expenses.  These claims have not been finalized and no amounts have been recorded in relation to these gain contingencies in the financial results for the period ending December 31, 2012.

INTEREST INCOME AND EXPENSE
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Interest Income	$190	$106	79%	$378	$234	62%
Interest Expense	$(1,261)	$(1,448)	(13)%	$(2,602)	$(2,904)	(10)%
Interest income for the three and six-month periods ended December 31, 2012 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due to the lower outstanding balance on our term loan compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $17,852 and $41,738 for the three and six-month periods ended December 31, 2012 compared with $20,921 and $40,916 for the same periods last year. As of the end of the current quarter, the effective rate of income taxes is 30.6% and 33.5% of income before income taxes for the quarter and year-to-date respectively, compared to 35.2% and 35.3% as reported in fiscal 2012. The current year income tax rate was lower primarily due to the tax impact of the Lyndhurst, New Jersey expenses ($4,893) and the recognition of $2,840 of previously unrecognized tax benefits during the current quarter following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011.
On January 1, 2013, the Research and Experimentation Credit was renewed, retroactive to January 1, 2012. No financial impact of this renewal is included in the current financial statements. The effect of this renewal, including the retrospective portion, will be included in our third quarter financial results.
NET INCOME
Net income increased 5% for the three months ended December 31, 2012. For the second quarter of fiscal 2013, it was $40,505 or $0.47 per diluted share compared to $38,525, or $0.44 per diluted share in the same period last year. Net income also increased for the six month period ended December 31, 2012 to $82,981 or $0.96 per diluted share compared to $74,999 or $0.86 per diluted share, for the same six month period last year.
Excluding the after-tax effect of the Lyndhurst, New Jersey expenses, non-GAAP net income would have increased 28% for the three months ended December 31, 2012.  For the second quarter of fiscal 2013, net income would have been $49,298 or $0.57 per diluted share compared to $38,525, or $0.44 per diluted share in the same period last year.

	Three Months Ended December 31, 2012
		Lyndhurst,
		New Jersey
	GAAP	Expenses	Non-GAAP
Gross Profit	$122,237	$—	$122,237
Operating Expenses	62,809	(13,686)	49,123
Operating Income	59,428	13,686	73,114
Interest Income (Expense)	(1,071)	-	(1,071)
Income Before Income Taxes	58,357	13,686	72,043
Provision for Income Taxes	17,852	4,893	22,745
Net Income	40,505	8,793	49,298
Diluted weighted average shares outstanding	86,639	86,639	86,639
Diluted earnings per share	$0.47	$0.10	$0.57

The Company reports its financial results in accordance with U.S. GAAP.  The Company believes that the non-GAAP financial measures discussed above allows management and investors to understand and compare the Company's results in a more consistent manner.  The non-GAAP measures should be considered supplemental and not a substitute for the Company's results that were recorded in accordance with GAAP for the periods presented.

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

Bank Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31,		Change
	2012	2011		2012	2011
Revenue	$208,134	$195,749	6%	$410,560	$382,857	7%
Gross Profit	$90,760	$82,731	10%	$176,566	$161,717	9%
Gross Profit Margin	44%	42%		43%	42%
Revenue in the Bank segment increased 6% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly in electronic payment transaction processing services revenue which grew 17% over the same period last year.
Year-to-date revenue increased 7% for the six month period due mainly to a 10% increase in support and service revenue. Within support and service revenue, the increase was driven by 15% year-over-year growth in electronic payment services revenues from transaction processing.
Gross profit margins increases for both the quarter and year-to-date have been driven by increased margins in our support and service component of revenue mainly due to economies of scale realized in electronic payment services.

Credit Union Systems and Services
	Three Months Ended		%	Six Months Ended		%
	December 31,		Change	December 31, 2012		Change
	2012	2011		2012	2011
Revenue	$70,560	$60,109	17%	$139,136	$121,339	15%
Gross Profit	$31,477	$24,678	28%	$61,599	$50,119	23%
Gross Profit Margin	45%	41%		44%	41%

Revenue in the Credit Union segment increased 17% from the same quarter last year mainly due to support & service revenue which grew 15%, coupled with an increase in complementary product license revenues. Support & service revenue increased due mainly to an 21% increase in electronic payment services from continuing growth of our online bill payment processing and debit/credit card processing services in the Credit Union segment.
Year-to-date revenue in the Credit Union segment has increased 15% over the prior year. Support & service revenues grew 15% through increases in electronic payment services (which grew 19%) due to the continuing growth of our transaction processing and debit/credit card processing services.
Gross profit margins for the Credit Union segment for the three and six month periods have increased mainly due to economies of scale realized in increased transaction volume in our payment processing services.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents totaled $192,854 at December 31, 2012, increasing from $157,313 at June 30, 2012, and from $95,202 at December 31, 2011. The increase from June 30, 2012 is primarily due to continued receipts from our annual maintenance billings.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2012	2011
Net income	$82,981	$74,999
Non-cash expenses	56,202	54,155
Change in receivables	89,193	80,910
Change in deferred revenue	(99,881)	(103,784)
Change in other assets and liabilities	(9,327)	(10,019)
Net cash provided by operating activities	$119,168	$96,261
Cash provided by operating activities for the fiscal year to date increased 24% compared to last year. Cash from operations is primarily used to repay debt, pay dividends and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interest costs.
Cash used in investing activities for the current year totaled $42,704. The largest use of cash included $23,826 for the development of software and $18,957 capital expenditures on facilities and equipment, which includes spending on our online bill payment data center migration. Other uses of cash included $186 for the acquisition of customer contracts. These expenditures have been partially offset by proceeds of $265 from the sale of assets. In the first six months of fiscal 2012, cash used in investing activities totaled $32,637 which included capital expenditures for facilities and equipment of $18,913, including ongoing build-out of our Allen, TX facility, computer equipment and related purchased software, with other major uses of cash being $15,695 for the development of software and $670 for the acquisition of customer contracts. This expenditure has been partially offset by $2,641 proceeds from an aircraft sale.
Financing activities used cash of $40,923 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $17,336, dividends paid to stockholders of $19,813, and purchase of treasury shares of $9,297. Cash used was partially offset by $5,523 net proceeds from the issuance of stock and tax related to stock-based compensation. Net cash used by financing activities in the first six months of last year was $31,547 and includes $18,047 repayments on our credit facilities and $18,167 in dividend payments to shareholders, partially offset by $4,667 of net proceeds from the issuance of stock and tax related to stock-based compensation.
We have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $18,957 and $18,913 for the six-month periods ended December 31, 2012 and 2011, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2013 are not expected to exceed $50,000 and will be funded from cash generated by operations.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2012, there were 15,701 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,290 additional shares. The total cost of treasury shares at December 31, 2012 is $353,253. During fiscal 2013, the Company repurchased 249 treasury shares for $9,297. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the authority to repurchase up to 4,539 additional shares.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At December 31, 2012, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At December 31, 2012, the outstanding balance of $116,250 was bearing interest at a rate of 2.37%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2012, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $11,177 remains outstanding at December 31, 2012 and $6,060 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,671 at December 31, 2012.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2012). The credit line was renewed through April 29, 2014. At December 31, 2012, no amount was outstanding.
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
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and six-month periods ended December 31, 2012, compared to the same period a year ago. We continue to be cautiously optimistic, as we maintain significant levels of recurring revenue and continue to see a strong backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities which will arise to extend our customer base and produce returns for our stockholders.

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
Based on our outstanding debt with variable interest rates as of December 31, 2012, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2013 by less than $1,200.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1A.    RISK FACTORS

The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause the actual results of the Company's operations in future periods to differ from those expected or desired. This discussion includes a number of forward-looking statements and you should refer to the qualifications and limitations on such statements in the paragraph headed “Forward Looking Statements” immediately preceding Part I of our Form 10-K for the year ended June 30, 2012.  The risk factors have not changed materially from the date of our Form 10-K for the year ended June 30, 2012 other than changes to our descriptions of the risks of general market and economic conditions and risks of operational failure.
Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. If the economic environment worsens, reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
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
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is very large and continues to grow. We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that supports consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, this could result in financial as well as reputational loss to us. In addition, we rely on various financial institutions to provide ACH services in support of funds settlement for certain of our products. If we are unable to obtain such ACH services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

Operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. A significant interruption of service could have a negative impact on our reputation, could lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2012:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2012	120,710	$37.45	120,710	4,289,645
November 1 - November 30, 2012	—	—	—	4,289,645
December 1 - December 31, 2012	—	—	—	4,289,645
Total	120,710	37.45	120,710	4,289,645
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

ITEM 6. EXHIBITS

10.1        Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan

31.1        Certification of the Chief Executive Officer dated February 7, 2013

31.2        Certification of the Chief Financial Officer dated February 7, 2013

32.1        Written Statement of the Chief Executive Officer dated February 7, 2013

32.2        Written Statement of the Chief Financial Officer dated February 7, 2013

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three and six-month periods ended December 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 7, 2013	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	February 7, 2013	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer