Form 10-Q
period 2013-03-31
HENRY JACK & ASSOCIATES INC
filed 2013-05-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of May 3, 2013, Registrant has 86,112,301 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,051	$157,313
Receivables, net	126,820	218,305
Income tax receivable	2,771	8,476
Prepaid expenses and other	58,079	61,261
Prepaid cost of product	23,043	23,294
Total current assets	392,764	468,649
PROPERTY AND EQUIPMENT, net	291,329	276,730
OTHER ASSETS:
Non-current prepaid cost of product	27,394	21,344
Computer software, net of amortization	127,428	115,785
Other non-current assets	29,553	30,523
Customer relationships, net of amortization	151,831	162,561
Trade names, net of amortization	9,851	10,380
Goodwill	533,291	533,520
Total other assets	879,348	874,113
Total assets	$1,563,441	$1,619,492
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,331	$16,317
Accrued expenses	55,183	58,260
Accrued income taxes	3,679	—
Deferred income tax liability	23,596	26,256
Notes payable and current maturities of long term debt	37,581	25,503
Deferred revenues	129,421	275,907
Total current liabilities	260,791	402,243
LONG TERM LIABILITIES:
Non-current deferred revenues	13,524	20,093
Non-current deferred income tax liability	108,755	100,932
Debt, net of current maturities	95,055	106,166
Other long-term liabilities	5,476	7,002
Total long term liabilities	222,810	234,193
Total liabilities	483,601	636,436
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; Shares issued at 03/31/13 were 101,945,579 Shares issued at 06/30/12 were 101,482,461	1,019	1,015
Additional paid-in capital	396,511	381,919
Retained earnings	1,042,054	944,078
Less treasury stock at cost 15,850,300 shares at 03/31/13, 15,452,064 shares at 06/30/12	(359,744)	(343,956)
Total stockholders' equity	1,079,840	983,056
Total liabilities and equity	$1,563,441	$1,619,492
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
REVENUE
License	$16,681	$15,009	$42,755	$40,825
Support and service	250,415	226,535	745,310	672,414
Hardware	14,447	14,760	43,173	47,261
Total revenue	281,543	256,304	831,238	760,500
COST OF SALES
Cost of license	1,360	2,424	3,689	4,666
Cost of support and service	155,012	139,593	443,113	406,549
Cost of hardware	10,581	10,904	31,681	34,066
Total cost of sales	166,953	152,921	478,483	445,281
GROSS PROFIT	114,590	103,383	352,755	315,219
OPERATING EXPENSES
Selling and marketing	20,935	18,994	61,061	55,912
Research and development	15,996	15,471	46,333	45,482
General and administrative	11,950	12,421	52,709	38,742
Total operating expenses	48,881	46,886	160,103	140,136
OPERATING INCOME	65,709	56,497	192,652	175,083
INTEREST INCOME (EXPENSE)
Interest income	133	85	511	320
Interest expense	(1,034)	(1,464)	(3,636)	(4,368)
Total interest income (expense)	(901)	(1,379)	(3,125)	(4,048)
INCOME BEFORE INCOME TAXES	64,808	55,118	189,527	171,035
PROVISION FOR INCOME TAXES	18,812	18,461	60,551	59,378
NET INCOME	$45,996	$36,657	$128,976	$111,657
Diluted earnings per share	$0.53	$0.42	$1.49	$1.28
Diluted weighted average shares outstanding	86,705	87,592	86,650	87,366
Basic earnings per share	$0.53	$0.42	$1.50	$1.29
Basic weighted average shares outstanding	86,120	86,824	86,104	86,600
Cash dividends paid per share	$0.130	$0.115	$0.360	$0.325

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$128,976	$111,657
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	38,510	33,315
Amortization	36,120	37,150
Change in deferred income taxes	5,162	10,103
Expense for stock-based compensation	6,121	4,886
(Gain)/loss on disposal of assets	2,306	79
Changes in operating assets and liabilities:
Change in receivables	91,735	89,139
Change in prepaid expenses, prepaid cost of product and other	(1,580)	(18,623)
Change in accounts payable	(4,986)	(2,593)
Change in accrued expenses	(4,747)	(1,720)
Change in income taxes	7,863	11,461
Change in deferred revenues	(153,055)	(156,837)
Net cash from operating activities	152,425	118,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,413)	(26,555)
Proceeds from sale of assets	510	2,772
Customer contracts acquired	(186)	(720)
Computer software developed	(37,942)	(25,855)
Proceeds from investments	—	3,000
Purchase of investments	—	(2,000)
Net cash from investing activities	(66,031)	(49,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(23,324)	(24,315)
Purchase of treasury stock	(15,788)	—
Dividends paid	(31,000)	(28,164)
Excess tax benefits from stock-based compensation	3,339	3,006
Proceeds from issuance of common stock upon exercise of stock options	6,184	8,810
Minimum tax withholding payments related to share based compensation	(3,745)	(3,766)
Proceeds from sale of common stock, net	2,678	2,416
Net cash from financing activities	(61,656)	(42,013)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$24,738	$26,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$157,313	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,051	$89,771

Net cash paid for income taxes was $44,455 for the nine months ended March 31, 2013, compared to $34,728 net cash paid for the same period last year. The Company paid interest of $2,624 and $2,927 for the nine months ended March 31, 2013 and 2012, respectively. Capital expenditures exclude property and equipment additions totaling $25,976 and $13,126 that were in accrued liabilities or were acquired via capital lease during the nine months ended March 31, 2013 and 2012, respectively.

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

	Estimated Fair Value Measurements
	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Other Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2013
Financial Assets:
Money market funds	$154,466	$—	$—	$154,466
June 30, 2012
Financial Assets:
Money market funds	$116,013	$—	$—	$116,013
Comprehensive income
Comprehensive income for the three and nine-month periods ended March 31, 2013 and 2012 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three and nine-month periods ended March 31, 2013 and 2012, and its cash flows for the nine-month periods ended March 31, 2013 and 2012.
The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended March 31, 2013.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2013, there were 15,850 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,140 additional shares. The total cost of treasury shares at March 31, 2013 is $359,744. During fiscal 2013, the Company repurchased 398 treasury shares for $15,788. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had authority to repurchase up to 4,539 additional shares.
Impact of Hurricane Sandy
Included within year-to-date general & administrative operating expenses are $12,436 of expenses, net of insurance recoveries of $2,184 received in the current quarter, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Insurance recovery claims, other than those finalized and included in general & administrative operating expenses, continue to be made by JHA to recover the above expenses. These open recovery claims have not been finalized and no amounts have been recorded for these potential insurance recoveries in the financial results for the period ending March 31, 2013. The amount recovered may differ from the amount of the expense. Included within accrued expenses is $779 of remaining contingent liabilities.
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

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income in June 2011, which was effective for the Company beginning July 1, 2012. The updated guidance requires non-owner changes in stockholders' equity to be reported either in a single continuous statement of comprehensive income or in two separate but consecutive statements, rather than as part of the statement of changes in stockholders' equity. Adoption of this update did not have any impact on the financial statements.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2013	2012
LONG TERM DEBT
Term loan	$110,625	$127,500
Capital leases	19,698	3,518
Other borrowings	129	445
	130,452	131,463
Less current maturities	35,397	25,297
Debt, net of current maturities	$95,055	$106,166

SHORT TERM DEBT
Capital leases	$2,184	$206
Current maturities of long-term debt	35,397	25,297
Notes payable and current maturities of long term debt	$37,581	$25,503
The Company has a bank credit facility agreement that includes a revolving credit facility and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2013, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At March 31, 2013, the outstanding balance of $110,625 was bearing interest at a rate of 2.29%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2013, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $19,698 remains outstanding at March 31, 2013 and $12,768 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,184 at March 31, 2013.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2013). The credit line was renewed through April 29, 2014. At March 31, 2013, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 29.0% of income before income taxes for the quarter ended March 31, 2013 is lower than 33.5% for the same quarter in fiscal 2012 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which was retroactively extended from January 1, 2012 to December 31, 2013 during the quarter ended March 31, 2013.  The rate of income taxes for the nine month period ending March 31, 2013 of 31.9% of income before income taxes compared to 34.7% as reported for the same period in fiscal 2012 also fluctuated due to the retroactive extension of the R&E Credit noted above, as well as the release of the previously unrecognized tax benefits, subsequent to the close of an Internal Revenue Service audit of fiscal 2010 and 2011, during the quarter ended December 31, 2012.
At March 31, 2013, the Company had $4,166 of gross unrecognized tax benefits, $3,113 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2013, we had accrued interest and penalties of $679 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 30, 2010 and June 30, 2011. This audit was completed during the quarter ended December 31, 2012. The U.S. federal and state income tax returns for June 30, 2010 and all subsequent years remain subject to examination as of March 31, 2013 under statute of limitations rules. We anticipate potential changes resulting from the expiration of statutes of limitations will not significantly change the unrecognized tax benefits balance within twelve months of March 31, 2013.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended March 31, 2013 and 2012, there was $2,011 and $1,871, respectively, in compensation expense from equity-based awards. Pre-tax operating income for the first nine months of fiscal 2013 and 2012 includes $6,121 and $4,886 of equity-based compensation costs respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the nine months ended March 31, 2013.
Changes in stock options outstanding and exercisable are as follows:

2005 NSOP & 1996 SOP – Stock options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2012	464	$16.19
Granted	—	—
Forfeited	—	—
Exercised	(296)	13.49
Outstanding March 31, 2013	168	$20.95	$4,237
Vested March 31, 2013	168	$20.95	$4,237
Exercisable March 31, 2013	168	$20.95	$4,237
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of March 31, 2013 was 3.72 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of March 31, 2013, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	672	18.05
Granted	174	42.39
Vested	—	—
Forfeited	(32)	22.45
Outstanding March 31, 2013	814	$23.08
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	23.3%
Risk free interest rate	0.33%
Dividend yield	1.2%
Stock Beta	0.864
At March 31, 2013, there was $9,399 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.33 years.
The following table summarizes non-vested share awards as of March 31, 2013, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	332	$23.13
Granted	53	36.78
Vested	(125)	23.17
Forfeited	(8)	23.11
Outstanding March 31, 2013	252	$25.92
At March 31, 2013, there was $2,714 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.11 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Income	$45,996	$36,657	$128,976	$111,657
Common share information:
Weighted average shares outstanding for basic earnings per share	86,120	86,824	86,104	86,600
Dilutive effect of stock options and restricted stock	585	768	546	766
Weighted average shares outstanding for diluted earnings per share	86,705	87,592	86,650	87,366
Basic earnings per share	$0.53	$0.42	$1.50	$1.29
Diluted earnings per share	$0.53	$0.42	$1.49	$1.28
Per share information is based on the weighted average number of common shares outstanding for the three and nine-month periods ended March 31, 2013 and 2012. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 1 anti-dilutive stock options or restricted stock excluded for the three month period ended March 31, 2013 (no shares were excluded for the three month period ended March 31, 2012). 155 anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for the nine-month period ended March 31, 2013 (no shares were excluded for the nine-month period ended March 31, 2012).

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

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$10,786	$5,895	$16,681	$10,887	$4,122	$15,009
Support and service	191,845	58,570	250,415	173,422	53,113	226,535
Hardware	10,329	4,118	14,447	10,390	4,370	14,760
Total revenue	212,960	68,583	281,543	194,699	61,605	256,304
COST OF SALES
Cost of license	1,043	317	1,360	1,903	521	2,424
Cost of support and service	118,694	36,318	155,012	106,654	32,939	139,593
Cost of hardware	7,464	3,117	10,581	7,635	3,269	10,904
Total cost of sales	127,201	39,752	166,953	116,192	36,729	152,921
GROSS PROFIT	$85,759	$28,831	114,590	$78,507	$24,876	103,383

OPERATING EXPENSES			48,881			46,886

INTEREST INCOME (EXPENSE)			(901)			(1,379)

INCOME BEFORE INCOME TAXES			$64,808			$55,118

	Nine Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2012
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$25,590	$17,165	$42,755	$28,102	$12,723	$40,825
Support and service	567,808	177,502	745,310	515,687	156,727	672,414
Hardware	30,121	13,052	43,173	33,769	13,492	47,261
Total revenue	623,519	207,719	831,238	577,558	182,942	760,500
COST OF SALES
Cost of license	2,764	925	3,689	3,736	930	4,666
Cost of support and service	336,572	106,541	443,113	309,848	96,701	406,549
Cost of hardware	21,858	9,823	31,681	23,747	10,319	34,066
Total cost of sales	361,194	117,289	478,483	337,331	107,950	445,281
GROSS PROFIT	$262,325	$90,430	352,755	$240,227	$74,992	315,219

OPERATING EXPENSES			160,103			140,136

INTEREST INCOME (EXPENSE)			(3,125)			(4,048)

INCOME BEFORE INCOME TAXES			$189,527			$171,035

	March 31,	June 30,
	2013	2012
Property and equipment, net
Bank systems and services	$261,390	$245,069
Credit Union systems and services	29,939	31,661
Total	$291,329	$276,730
Intangible assets, net
Bank systems and services	$589,898	$591,857
Credit Union systems and services	232,503	230,389
Total	$822,401	$822,246

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 9.    SUBSEQUENT EVENTS
On May 6, 2013, the Company's Board of Directors declared a cash dividend of $0.20 per share on its common stock, payable on May 30, 2013 to shareholders of record on May 17, 2013.

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
The majority of our revenue is derived from recurring outsourcing fees and transaction processing fees that predominantly have contract terms of five years or greater. Support and service fees also include in-house maintenance fees on primarily annual contract terms. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time contain costs to expand margins.
In the third quarter of fiscal 2013, revenues increased 10% or $25,239 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component, particularly in our electronic payment services. In the nine months ending March 31, 2013, revenues increased 9% or $70,738 compared to the same nine months last year, with strong growth continuing in all components of our support & service revenues. The growth in revenue and the Company's continued focus on cost management continued to drive gross margins up, for both the three and nine month periods presented.
Operating expenses increased 4% for the quarter due to increased commission expenses. Operating expenses increased 14% for the nine month period ended March 31, 2013 mainly due to expenses related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Year-to-date expenses related to this event total $12,436, net of insurance recoveries received in the current quarter. Insurance claims continue to be made by JHA to recover the remaining Hurricane Sandy related expenses.  These claims have not been finalized and no amounts have been recorded for these potential insurance recoveries in the financial results for the period ending March 31, 2013. The amount recovered may differ from the amount of the expense.
Increased revenue and gross margins, partially offset by increased operating expenses resulted in a combined 25% increase in net income for the quarter and 16% year-to-date.
We continued our strong growth in fiscal 2013 with record revenue for both the quarter and the nine month period. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.
A detailed discussion follows of the major components of the results of operations for the three and nine-month periods ended March 31, 2013. All amounts are in thousands and discussions compare the current three and nine-month periods ended March 31, 2013, to the prior year three and nine-month periods ended ended March 31, 2012.
REVENUE

License Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
License	$16,681	$15,009	11%	$42,755	$40,825	5%
Percentage of total revenue	6%	6%		5%	5%
License revenue increased for the quarter and year-to-date periods because of strong revenues from our core and complementary Credit Union products.

While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Support and service	$250,415	$226,535	11%	$745,310	$672,414	11%
Percentage of total revenue	89%	88%		90%	88%

	Qtr over Qtr		Year over Year
	$ Change	% Change	$ Change	% Change
In-House Support & Other Services	$2,737	4%	$10,366	5%
Electronic Payment Services	15,564	18%	43,002	17%
Outsourcing Services	2,846	6%	12,044	9%
Implementation Services	2,733	15%	7,484	14%
Total Increase	$23,880		$72,896
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

Hardware Revenue	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Hardware	$14,447	$14,760	(2)%	$43,173	$47,261	(9)%
Percentage of total revenue	5%	6%		5%	6%
Hardware revenue continues to fluctuate from quarter to quarter. Revenue decreased for the three and nine month periods due to a decrease in the number of third party hardware systems and components delivered. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
BACKLOG
Our backlog of $459,998 ($100,465 in-house and $359,533 outsourcing) at March 31, 2013 increased 16% from $396,977 ($82,419 in-house and $314,558 outsourcing) at March 31, 2012. The current quarter backlog increased 2% from December 31, 2012, when backlog was $452,239 ($89,796 in-house and $362,443 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012

Cost of License	$1,360	$2,424	(44)%	$3,689	$4,666	(21)%
Percentage of total revenue	<1%	1%		<1%	1%
License Gross Profit	$15,321	$12,585	22%	$39,066	$36,159	8%
Gross Profit Margin	92%	84%		91%	89%
Cost of support and service	$155,012	$139,593	11%	$443,113	$406,549	9%
Percentage of total revenue	55%	54%		53%	53%
Support and Service Gross Profit	$95,403	$86,942	10%	$302,197	$265,865	14%
Gross Profit Margin	38%	38%		41%	40%
Cost of hardware	$10,581	$10,904	(3)%	$31,681	$34,066	(7)%
Percentage of total revenue	4%	4%		4%	4%
Hardware Gross Profit	$3,866	$3,856	—%	$11,492	$13,195	(13)%
Gross Profit Margin	27%	26%		27%	28%
TOTAL COST OF SALES	$166,953	$152,921	9%	$478,483	$445,281	7%
Percentage of total revenue	59%	60%		58%	59%
TOTAL GROSS PROFIT	$114,590	$103,383	11%	$352,755	$315,219	12%
Gross Profit Margin	41%	40%		42%	41%
Cost of license depends greatly on third party reseller agreement software vendor costs. During the quarter, sales of these third party vendor licenses decreased as a percentage of total license revenue leading to lower related costs and increased gross profit margins. Year-to-date gross profit margins increased slightly mainly due to the increased current quarter margins.
Gross profit margins in support and service remained consistent for the three month period compared to last year. Gross profit margins for the nine month period increased due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter, gross margins increased only slightly from the prior year. Year-to-date margins have decreased slightly, being impacted by reduced sales of higher margin products related to hardware upgrades in the first quarter of the current year.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Selling and marketing	$20,935	$18,994	10%	$61,061	$55,912	9%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for the quarter and year-to-date have increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue. Selling and Marketing costs remain consistent as a percentage of total revenue.

Research and Development	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Research and development	$15,996	$15,471	3%	$46,333	$45,482	2%
Percentage of total revenue	6%	6%		6%	6%

Research and development expenses increased slightly for the three and nine month periods ended March 31, 2013 primarily due to increased salary and contractor services costs.

General and Administrative	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
General and administrative	$11,950	$12,421	(4)%	$52,709	$38,742	36%
Percentage of total revenue	4%	5%		6%	5%
General and administrative expenses for the quarter decreased slightly due to insurance recoveries of $2,184,000 received against our Lyndhurst, New Jersey expenses, partially offset by increased salaries costs in line with the 4% increase in general and administrative headcount. Year-to-date general and administrative expenses increased compared to last year due mainly to $12,436 of expenses, net of insurance recoveries received, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center.
Insurance claims, other than those received in the current year, have been made by JHA to recover the remaining Hurricane Sandy related expenses.  These claims have not been finalized and no amounts have been recorded in relation to these gain contingencies in the financial results for the period ending March 31, 2013.

INTEREST INCOME AND EXPENSE
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Interest Income	$133	$85	56%	$511	$320	60%
Interest Expense	$(1,034)	$(1,464)	(29)%	$(3,636)	$(4,368)	(17)%
Interest income for the three and nine-month periods ended March 31, 2013 fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due to the lower outstanding balance on our term loan compared to last year.
PROVISION FOR INCOME TAXES
The provision for income taxes was $18,812 and $60,551 for the three and nine-month periods ended March 31, 2013 compared with $18,461 and $59,378 for the same periods last year. As of the end of the current quarter, the effective rate of income taxes is 29.0% and 31.9% of income before income taxes for the quarter and year-to-date respectively, compared to 33.5% and 34.7% as reported in fiscal 2012. The current year income tax rate was lower primarily due to the recognition of previously unrecognized tax benefits during the quarter ended December 31, 2012 following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011, as well as the Research and Experimentation Credit which was retroactively extended from January 1, 2012 to December 31, 2013 during the quarter ended March 31, 2013.
NET INCOME
Net income increased 25% for the three months ended March 31, 2013. For the third quarter of fiscal 2013, it was $45,996 or $0.53 per diluted share compared to $36,657, or $0.42 per diluted share in the same period last year. Net income also increased for the nine month period ended March 31, 2013 to $128,976 or $1.49 per diluted share compared to $111,657 or $1.28 per diluted share, for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31,		Change
	2013	2012		2013	2012
Revenue	$212,960	$194,699	9%	$623,519	$577,558	8%
Gross Profit	$85,759	$78,507	9%	$262,325	$240,227	9%
Gross Profit Margin	40%	40%		42%	42%
Revenue in the Bank segment increased 9% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly in electronic payment transaction processing services revenue which grew 21% over the same period last year.
Year-to-date revenue increased 8% for the nine month period due mainly to a 10% increase in support and service revenue. Within support and service revenue, the increase was driven by 17% year-over-year growth in electronic payment services revenues from transaction processing.
Gross profit margins remain consistent for both the quarter and year-to-date.

Credit Union Systems and Services
	Three Months Ended		%	Nine Months Ended		%
	March 31,		Change	March 31, 2013		Change
	2013	2012		2013	2012
Revenue	$68,583	$61,605	11%	$207,719	$182,942	14%
Gross Profit	$28,831	$24,876	16%	$90,430	$74,992	21%
Gross Profit Margin	42%	40%		44%	41%
Revenue in the Credit Union segment increased 11% from the same quarter last year mainly due to support & service revenue which grew 10%, coupled with an increase in core and complementary product license revenues. Support & service revenue increased due mainly to an 12% increase in electronic payment services from continuing growth of our online bill payment processing and debit/credit card processing services in the Credit Union segment.
Year-to-date revenue in the Credit Union segment has increased 14% over the prior year. Support & service revenues grew 13% through increases in electronic payment services (which grew 17%) due to the continuing growth of our transaction processing and debit/credit card processing services.
Gross profit margins for the Credit Union segment for the three and nine month periods have increased mainly due to economies of scale realized in increased transaction volume in our payment processing services and increased license revenues noted above. License revenues achieve higher margins relative to the other components of revenue.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents totaled $182,051 at March 31, 2013, increasing from $157,313 at June 30, 2012, and from $89,771 at March 31, 2012. The increase from June 30, 2012 is primarily due to receipts from our annual maintenance billings.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2013	2012
Net income	$128,976	$111,657
Non-cash expenses	88,219	85,533
Change in receivables	91,735	89,139
Change in deferred revenue	(153,055)	(156,837)
Change in other assets and liabilities	(3,450)	(11,475)
Net cash provided by operating activities	$152,425	$118,017
Cash provided by operating activities for the fiscal year to date increased 29% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth, ongoing cost control and decreased interest costs.
Cash used in investing activities for the current year totaled $66,031. The largest use of cash included $37,942 for the development of software and $28,413 capital expenditures on facilities and equipment, which includes spending on our online bill payment data center migration. Other uses of cash included $186 for the acquisition of customer contracts. These expenditures have been partially offset by proceeds of $510 from the sale of assets. In the first nine months of fiscal 2012, cash used in investing activities totaled $49,358 which included capital expenditures for facilities and equipment of $26,555, including ongoing build-out of our Allen, TX facility, computer equipment purchases and related purchased software. Other major uses of cash included $25,855 for the development of software and $720 for the acquisition of customer contracts. This expenditure was partially offset by $2,772 proceeds from an aircraft sale.
Financing activities used cash of $61,656 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $23,324, dividends paid to stockholders of $31,000, and purchase of treasury shares of $15,788. Cash used was partially offset by $8,456 net proceeds from the issuance of stock and tax related to stock-based compensation. Net cash used by financing activities in the first nine months of last year was $42,013 and includes $24,315 repayments on our credit facilities and $28,164 in dividend payments to shareholders, partially offset by $10,466 of net proceeds from the issuance of stock and tax related to stock-based compensation.
We have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $28,413 and $26,555 for the nine-month periods ended March 31, 2013 and 2012, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2013 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2013, there were 15,850 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,140 additional shares. The total cost of treasury shares at March 31, 2013 is $359,744. During fiscal 2013, the Company repurchased 398 treasury shares for $15,788. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the authority to repurchase up to 4,539 additional shares.
The Company has entered into a bank credit facility agreement that includes a revolving loan and a term loan.
Revolving credit facility
The long term revolving loan allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At March 31, 2013, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining outstanding balance on June 4, 2015 is due and payable on that date. At

March 31, 2013, the outstanding balance of $110,625 was bearing interest at a rate of 2.29%, and $22,500 will be maturing within the next twelve months.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2013, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $19,698 remains outstanding at March 31, 2013 and $12,768 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,184 at March 31, 2013.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at March 31, 2013). The credit line was renewed through April 29, 2014. At March 31, 2013, no amount was outstanding.
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
Forward Looking Statements
The Management's Discussion and Analysis of Results of Operations and Financial Condition and other portions of this report contain forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including both those specific to the Company and those specific to the industry, which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to, the matters detailed at Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and as updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012. Undue reliance should not be placed on the forward-looking statements. The Company does not undertake any obligation to publicly update any forward-looking statements.
CONCLUSION
The Company’s results of operations and its financial position continue to be solid, with increased gross profit and net income for the three and nine-month periods ended March 31, 2013, compared to the same period a year ago. We continue to be cautiously optimistic, as we maintain significant levels of recurring revenue and continue to see a strong backlog of contracts for products and services yet to be delivered. Our overall results reflect the continuing attitude of cooperation and commitment by each employee, management's ongoing cost control efforts and our commitment to continue delivering top quality products and superior services to all of our customers in the markets we serve. We believe that we are well positioned to address current and future opportunities to extend our customer base and produce returns for our stockholders.

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
Based on our outstanding debt with variable interest rates as of March 31, 2013, a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2013 by less than $1,200.

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
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2013:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2013	—	$—	—	4,289,645
February 1 - February 28, 2013	149,329	43.46	149,329	4,140,316
March 1 - March 31, 2013	—	—	—	4,140,316
Total	149,329	43.46	149,329	4,140,316
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

ITEM 6. EXHIBITS

31.1        Certification of the Chief Executive Officer dated May 6, 2013

31.2        Certification of the Chief Financial Officer dated May 6, 2013

32.1        Written Statement of the Chief Executive Officer dated May 6, 2013

32.2        Written Statement of the Chief Financial Officer dated May 6, 2013

101.INS*    XBRL Instance Document

101.SCH*    XBRL Taxonomy Extension Schema Document

101.CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine-month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 6, 2013	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	May 6, 2013	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer