Form 10-K
period 2013-06-30
HENRY JACK & ASSOCIATES INC
filed 2013-08-27
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
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

As of August 21, 2013, the Registrant had 85,268,567 shares of Common Stock outstanding ($0.01 par value). On December 31, 2012, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $3,300,462,978 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2012).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement"), to the Table of Contents below, are incorporated by reference into Part II, Item 5 and into Part III of this Report.

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
JHA provides its products and services through three business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to almost 1,300 banks ranging from community institutions to mid-tier banks with assets of up to $30 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with over 760 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

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
The majority of our revenue is derived from recurring transaction processing fees, outsourcing fees that generally have contract terms of five years or greater, and support and service fees. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources.
JHA ended fiscal 2013 with $1,129.4 million gross revenue. This has increased from $742.9 million at the end of fiscal 2008, representing a compound annual growth rate during this challenging five-year period of 9 percent. Net income from continuing operations has grown from $105.3 million to $176.6 million during this same five-year period, representing a compound annual growth rate of 11 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 12 to the Consolidated Financial Statements (see Item 8).
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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 7,000 commercial banks and savings institutions in this asset range as of December 31, 2012. Jack Henry Banking currently supports almost 1,300 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were approximately 7,100 domestic credit unions as of December 31, 2012. Symitar currently supports over 760 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports approximately 11,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 17 percent from the beginning of calendar year 2008 to the end of calendar year 2012. Although the number of banks declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 4 percent and totaled $13.4 trillion as of December 31, 2012. There were no new bank charters issued in calendar year 2012, compared to 3 in calendar 2011. Comparing calendar years 2012 to 2011, mergers increased 5 percent.
CUNA reports the number of credit unions also declined 16 percent from the beginning of calendar year 2008 to the end of calendar year 2012. Although the number of credit unions declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 6 percent and totaled $1.0 trillion as of December 31, 2012.
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
Mission Statement
JHA’s mission is to protect and increase the value of its stockholders' investment by providing quality products and services to our customers. We perform this mission by:

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
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with strategic acquisitions, including 27 material acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:

•	Expand our base of core system customers;

•	Expand our suite of complementary products and services;

•	Provide products and services that can be sold to existing core customers and outside our base; and /or

•	Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have not completed an acquisition since fiscal year 2010. After 37 years in business we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. in addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
We have a solid track record of executing acquisitions from both a financial and operational standpoint and we will continue to pursue acquisition opportunities that support our strategic direction, complement and accelerate our organic growth, and generate long-term profitable growth for our shareholders. Until we identify appropriate acquisition opportunities, we will continue to find alternative ways to leverage our cash position to the benefit of our shareholders, such as repurchases of JKHY stock and payment of dividends.
Our three most recent material acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2010	iPay Technologies	Internet and telephone bill payment services
2010	PEMCO Technology Services	Payment processing solutions for credit unions
2010	Goldleaf Financial Solutions	Integrated technology and payment processing solutions
Solutions
Our proprietary solutions are marketed through three business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, internet banking and electronic funds transfer (“EFT”), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting almost 1,300 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, Internet banking and EFT, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced implementation, and are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports over 760 credit union customers.

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
Jack Henry Banking markets three core software systems to banks and Symitar markets two core software systems to credit unions. These core systems are available for in-house installation at customer sites, or financial institutions can outsource ongoing information processing to JHA.
Jack Henry Banking’s three core banking platforms are:

•
SilverLake® is a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, some progressive smaller banks and recently chartered start-up banks also select SilverLake. This system has been implemented by over 420 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

•
CIF 20/20® is a parameter-driven, easy-to-use system that now supports over 650 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

•
Core Director® is a Windows®-based, client/server system that now supports over 210 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

•
Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 580 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

•
Cruise® is a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by almost 180 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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
Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our core outsourcing services are provided through a national network of four data centers located in three physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail customer statements for financial institutions from two regional printing and rendering centers. Customers electing to outsource their core processing typically sign contracts for five or more years that include transaction-based processing fees and minimum guaranteed payments during the contract period.
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
JHA regularly introduces new products and services based on demand for integrated complementary solutions from our existing core clients, and based on the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and containing costs. The Company’s Industry Research department solicits customer guidance on the business solutions they need, evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. JHA’s new complementary products and services are developed internally, acquired, or provided through strategic alliances.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staffs available 24 hours-a-day, 365 days-a-year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology;

•	Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•	Highly effective change management and control processes; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting more than 11,300 diverse clients.
Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18 to 20 percent of the respective product’s software license fee. These fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 30 days prior to contract expiration.
High levels of support are provided to our outsourced customers by the same support infrastructure utilized for in-house customers. However, these support fees are included as part of monthly outsourcing fees.
JHA regularly measures customer satisfaction using formal annual surveys and more frequent online surveys initiated by routine support requests. This process shows that we consistently exceed our customers’ service-related expectations.
Backlog
Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.
Backlog as of June 30, 2013 totaled $498.8 million, consisting of $105.8 million for in-house products and services, and $393.0 million for outsourcing services. Approximately $311.7 million of the outsourcing services backlog as of June 30, 2013 is not expected to be realized during fiscal 2014 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2012 totaled $435.3 million, consisting of $92.7 million for in-house products and services, and $342.6 million for outsourcing services.
Our in-house backlog is subject to seasonal variations and can fluctuate quarterly. Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2014, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.
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
Research and development expenses for fiscal years 2013, 2012, and 2011 were $63.2 million, $60.9 million, and $63.4 million, respectively. Capitalized software for fiscal years 2013, 2012, and 2011 was $51.3 million, $37.9 million, and $27.0 million, respectively.

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
JHA sells select products and services in the Caribbean and, as a result of recent acquisitions, Europe and South America. International sales account for less than one percent of JHA’s total revenue in each of the three years ended June 30, 2013, 2012, and 2011.
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
JHA has a proven process to inform internal departments of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s product-specific change control boards and the necessary product changes are included in the ongoing product development cycle. A representative of JHA’s compliance organization serves on every change control board to ensure that the regulatory perspective is addressed in proposed product/service changes. We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes, such as recent changes mortgage servicing rules promulgated by the Consumer Financial Protection Bureau.
Internal audits of our systems, networks, operations, business recovery plans, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, plans and security. Ensuring that confidential information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and SSAE 16 reviews. The FFIEC conducts annual reviews throughout the Company and issues reports that are reviewed by the JHA Audit Committee of the Board of Directors.
Government Regulation
The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision, with increased attention to consumer regulations with the addition of the Consumer Financial Protection Bureau. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The compliance of JHA’s products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act is still evolving as the regulations are written to implement the various provisions of the law. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.
JHA is not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to financial institutions, JHA’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FFIEC regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.
JHA provides outsourced data and item processing through geographically dispersed OutLink™ Data Centers, electronic transaction processing through our PassPort and Enterprise Payments Solutions™, Internet banking through NetTeller, ProfitStar’s Teleweb, and MemberConnect™ online solutions, bill payment through iPay, network security monitoring through our Gladiator unit, Enterprise Payment Solutions and business recovery services through Centurion Disaster Recovery.
The services provided by our OutLink Data Centers are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our outsourcing services are also subject to examination by state banking authorities on occasion.
Employees
As of June 30, 2013 and 2012, JHA had 5,139 and 4,872 full-time employees, respectively. Of our full-time employees, approximately 889 are employed in the credit union segment of our business, with the remainder employed in the bank segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.

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
Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. If the economic environment worsens, we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could reduce transaction volumes and the Company's related revenues.
Changes in the banking and credit union industry could reduce demand for our products. Cyclical fluctuations in economic conditions affect profitability and revenue growth at commercial banks and credit unions. Unfavorable economic conditions negatively affect the spending of banks and credit unions, including spending on computer software and hardware. Such conditions could reduce both our sales to new customers and upgrade/complementary product sales to existing customers. The Company could also experience the loss of customers due to their acquisition or financial failure.
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
Operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. A significant interruption of service could have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs.
The services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in 2010, significantly changed the regulation of the financial services industry, producing new regulatory agencies and voluminous new regulations, many of which are still being written. These new regulations may require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined.
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
Our failure to comply with regulations or to meet regulatory expectations could adversely affect our business and results of operations. While much of our operations are not directly subject to regulations applicable to financial institutions, as a provider of processing services to such institutions, we are examined on a regular basis by various regulatory authorities. If we fail to comply with applicable regulations or guidelines, we could be subject to regulatory actions or rating changes and suffer harm to our customer relationships and reputation. Such failures could require significant expenditures to correct and could negatively affect our ability to retain customers and obtain new customers.
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
If others claim that we have infringed their intellectual property rights, we could be liable for significant damages or could be required to change our processes. We have agreed to indemnify many of our customers against claims that our products and services infringe on the proprietary rights of others. We anticipate that the number of infringement claims will increase as the number of our software solutions and services increases and the functionality of our products and services expands. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and may not be resolved on terms favorable to us. If our defense of such claims is not successful, we could be forced to pay damages or could be subject to injunctions that would cause us to cease making or selling certain applications or force us to redesign applications.
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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 7,000 commercial and savings banks and 7,100 credit unions. The number of commercial banks and credit unions has decreased because of failures over the last few years and mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.
Acquisitions may be costly and difficult to integrate. We have acquired a number of businesses in the last decade and will continue to explore acquisitions in the future. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; differing regulatory  and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we periodically review our acquired assets.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, plus shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 37 leased office facilities in 21 states, which total approximately 378,000 square feet. All of our owned and leased office facilities are for normal business purposes.
Of our facilities, the credit union segment uses office space totaling approximately 162,000 square feet in ten facilities. The majority of our San Diego, California offices are used in the credit union segment, as are portions of nine other office facilities. The remainder of our leased and owned facilities, approximately 1,216,000 square feet of office space, is primarily devoted to serving our bank segment or supports our whole business.
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

ITEM 3.  LEGAL PROCEEDINGS
Information with respect to our legal proceedings may be found in Note 6 to the Financial Statements in Item 8, which is incorporated herein by reference.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Fourth Quarter	$48.24	$37.90	$34.76	$32.17
Third Quarter	46.31	39.60	35.37	32.11
Second Quarter	40.71	37.12	34.50	27.33
First Quarter	38.22	33.92	31.15	24.41
The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2013 and 2012 are as follows:

	Fiscal 2013	Fiscal 2012
Fourth Quarter	$0.200	$0.115
Third Quarter	0.130	0.115
Second Quarter	0.115	0.105
First Quarter	0.115	0.105
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
On August 16, 2013, there were approximately 54,000 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $50.47 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2013:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2013	—	$—	—	4,140,316
May 1 - May 31, 2013	436,034	46.98	436,034	8,704,282
June 1 - June 30, 2013	467,555	46.74	467,555	8,236,727
Total	903,589	46.86	903,589	8,236,727
(1) Stock repurchase authorizations approved by the Company's Board of Directors as of April 1, 2013 was 20.0 million shares. This was increased by 5.0 million shares on May 3, 2013. These authorizations have no specific dollar or share price targets and no expiration dates.
Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2013, of the market performance of the Company’s common stock with the S & P 500 Index and an index of peer companies selected by the Company:
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2008	2009	2010	2011	2012	2013
JKHY	100.00	97.64	114.10	145.41	169.58	234.60
Peer Group	100.00	97.18	109.28	146.52	171.16	214.21
S & P 500	100.00	73.79	84.43	110.35	116.36	140.32
This comparison assumes $100 was invested on June 30, 2008, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the Peer Group are ACI Worldwide, Inc., Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National

Information Services, Inc., Fiserv, Inc., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2013	2012	2011	2010	2009
Revenue (1)	$1,129,386	$1,027,109	$966,897	$836,586	$745,593
Income from continuing operations	$176,645	$154,984	$137,471	$117,870	$103,102
Basic net income per share, continuing operations	$2.05	$1.79	$1.60	$1.39	$1.23
Diluted net income per share, continuing operations	$2.04	$1.78	$1.59	$1.38	$1.22
Dividends declared per share	$0.56	$0.44	$0.40	$0.36	$0.32
Balance Sheet Data
Working capital	$35,627	$66,406	$(26,561)	$(51,283)	$15,239
Total assets	$1,629,155	$1,619,492	$1,505,797	$1,560,560	$1,050,700
Long-term debt	$7,366	$106,166	$127,939	$272,732	$—
Stockholders’ equity	$1,072,169	$983,056	$879,776	$750,372	$626,506
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
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 5,200 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve more than 11,300 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities across our three business brands. We provide compatible computer hardware for our in-house installations and secure processing environments for our outsourced and hosted solutions. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
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
During the last five fiscal years, our revenues have grown from $745,593 in fiscal 2009 to $1,129,386 in fiscal 2013. Income from continuing operations has grown from $103,102 in fiscal 2009 to $176,645 in fiscal 2013. This growth has resulted primarily from internal expansion supplemented by strategic acquisitions.
We have two reportable segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.
We continue to focus on areas of our company to accomplish our ongoing objective of providing the best integrated solutions, products and customer service available to our clients. We are currently cautiously optimistic regarding ongoing economic improvement and expect our clients to continue investing in our products and services that are needed to improve their operating efficiencies and performance. We anticipate consolidation within the financial services industry to continue, including some reduced amount of bank failures and an increasing amount of merger and acquisition activity. Regulatory conditions and legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to impact the financial services industry and potentially motivate some financial institutions to postpone discretionary spending.
A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2013 to fiscal 2012 and compare fiscal 2012 to fiscal 2011.

RESULTS OF OPERATIONS
FISCAL 2013 COMPARED TO FISCAL 2012
In fiscal 2013, revenues increased 10% or $102,277 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which has resulted in a 13% increase in gross profit.
Operating expenses increased 13% for the year mainly due to expenses related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Expenses related to this event totaled $12,475 for fiscal 2013, net of $2,390 insurance recoveries received in the year. Insurance claims have been made by JHA to recover the portions of the remaining expenses incurred related to Hurricane Sandy. These open insurance recovery claims have not been finalized and no amounts have been recorded in the financial results for the year ended June 30, 2013. The amount recovered will likely be less than the amount of the expense.
Increased revenue and gross margins, partially offset by increased operating expenses, resulted in a combined 14% increase in net income for fiscal 2013.
We move into fiscal 2014 following record revenue achieved in fiscal 2013. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities to extend our customer base and produce returns for our stockholders.

REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2013	2012
License	$54,818	$54,811	<1%
Percentage of total revenue	5%	5%
License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
License revenue has remained consistent to last year due to strong results from our core and complementary Credit Union products being offset by reduced revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) which reduced from a particularly strong prior year.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Year Ended		%
	June 30,		Change
	2013	2012
Support and service	$1,015,211	$909,176	12%
Percentage of total revenue	90%	89%

	Year over Year Change
	$ Change	% Change
In-House Support & Other Services	$12,677	4%
Electronic Payment Services	58,052	17%
Outsourcing Services	23,017	12%
Implementation Services	12,289	17%
Total Increase	$106,035
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services and implementation services (including conversion, installation, configuration and training). There was growth in all components of support and service revenue in fiscal 2013.
In-house support and other services revenue increased due to annual maintenance fee increases as our customers’ assets grow. Revenue from our complementary products has also grown as the total number of supported in-house products has grown.
Electronic payment services continue to experience the largest growth. The revenue increases are attributable to strong performance across debit/credit card processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased due mainly to increased implementations of our core Banking and Credit Union platform products and related complementary products, coupled with higher merger conversion revenues from our core banking platform and outsourcing products.

Hardware Revenue	Year Ended		%
	June 30,		Change
	2013	2012
Hardware	$59,357	$63,122	(6)%
Percentage of total revenue	5%	6%
The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue decreased due to a decrease in the number of third party hardware systems and components delivered. Although there will be continuing fluctuations, we expect an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts (which typically do not include hardware) and the deflationary trend of computer prices generally.
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

	Year Ended		%
	June 30,		Change
	2013	2012

Cost of License	$4,824	$6,111	(21)%
Percentage of total revenue	<1%	1%
License Gross Profit	$49,994	$48,700	3%
Gross Profit Margin	91%	89%
Cost of support and service	$603,920	$551,285	10%
Percentage of total revenue	53%	54%
Support and Service Gross Profit	$411,291	$357,891	15%
Gross Profit Margin	41%	39%
Cost of hardware	$43,650	$45,983	(5)%
Percentage of total revenue	4%	4%
Hardware Gross Profit	$15,707	$17,139	(8)%
Gross Profit Margin	26%	27%
TOTAL COST OF SALES	$652,394	$603,379	8%
Percentage of total revenue	58%	59%
TOTAL GROSS PROFIT	$476,992	$423,730	13%
Gross Profit Margin	42%	41%
Cost of license consists of the direct costs of third party software. Sales of third party software products decreased compared to last year, leading to lower related costs and slightly increased gross profit margins.
Gross profit margins in support and service increased due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins have decreased slightly, being impacted by reduced sales of higher margin products related to hardware upgrades.

OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2013	2012
Selling and marketing	$81,619	$76,500	7%
Percentage of total revenue	7%	7%
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

Research and Development	Year Ended		%
	June 30,		Change
	2013	2012
Research and development	$63,202	$60,876	4%
Percentage of total revenue	6%	6%
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
Research and development expenses increased primarily due to increased salary costs.

General and Administrative	Year Ended		%
	June 30,		Change
	2013	2012
General and administrative	$66,624	$50,119	33%
Percentage of total revenue	6%	5%
General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased compared to last year due mainly to $12,475 of expenses, net of $2,390 insurance recoveries received, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center.

INTEREST INCOME AND EXPENSE	Year Ended		%
	June 30,		Change
	2013	2012
Interest Income	$640	$1,176	(46)%
Interest Expense	$(6,337)	$(5,743)	10%
Interest income was unusually high in the prior year, mainly from contractual interest income on previously uncollected deconversion revenues. Interest expense increased from the prior year due to costs related to the early payment of the term loan during fiscal 2013.
PROVISION FOR INCOME TAXES
The provision for income taxes was $83,205 or 32.0% of income before income taxes in fiscal 2013 compared with $76,684 or 33.1% of income before income taxes in fiscal 2012. The decrease in the effective tax rate was primarily due to the completion of the Internal Revenue Service audit of the tax returns for the fiscal years June 30, 2010 and 2011 which resulted in the recognition of previously-unrecognized tax benefits, and the retroactive extension of the Research and Experimentation Tax Credit through December 31, 2013.

NET INCOME
Net income increased from $154,984, or $1.78 per diluted share in fiscal 2012 to $176,645, or $2.04 per diluted share in fiscal 2013.

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
REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2012	2011
License	$54,811	$53,067	2%
Percentage of total revenue	5%	6%
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
INTEREST INCOME (EXPENSE)

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

Bank Systems and Services
	2013	% Change	2012	% Change	2011
Revenue	$848,058	9%	$778,455	4%	$746,892
Gross profit	$354,373	10%	$321,515	2%	$315,994
Gross profit margin	42%		41%		42%
In fiscal 2013, revenue increased 9% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to 17% growth in electronic transaction processing services and an 11% increase in outsourcing services. The slight increase in margin is driven mainly by increased support and service margins due to economies of scale realized from increased revenues, particularly in electronic payment services.

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

Credit Union Systems and Services
	2013	% Change	2012	% Change	2011
Revenue	$281,328	13%	$248,654	13%	$220,005
Gross profit	$122,619	20%	$102,215	23%	$83,340
Gross profit margin	44%		41%		38%
In fiscal 2013, revenue in the Credit Union systems and services reportable segment has increased in all three of our revenue areas (license, support & service and hardware). Support & service revenues grew 13% through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and outsourcing services. Gross profit margins for the Credit Union segment have increased mainly due to increased license revenue from licenses with no related costs and increased support and service margins due to economies of scale realized from increased revenues.
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
The Company's cash and cash equivalents decreased to $127,905 at June 30, 2013 from $157,313 at June 30, 2012. This is primarily due to repayment of the remaining $127,500 on the term loan.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended June 30,
	2013	2012	2011
Net income	$176,645	$154,984	$137,471
Non-cash expenses	136,955	125,377	116,788
Change in receivables	(12,739)	(10,795)	940
Change in deferred revenue	8,597	896	19,487
Change in other assets and liabilities	(284)	(5,912)	(34,554)
Net cash provided by operating activities	$309,174	$264,550	$240,132
Cash provided by operating activities increased 17% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and fund acquisitions and other capital expenditures. The increase compared to last year reflects increased earnings driven by continued strong revenue growth and ongoing cost control.
Cash used in investing activities for the fiscal year ended June 30, 2013 totaled $97,244 and included capital expenditures on facilities and equipment totaled $46,256, which included spend on our online bill payment data center migration and an aircraft purchase. Other uses of cash included $51,332 for the development of software and $186 for the acquisition of customer contracts. These expenditures have been partially offset by $530 proceeds from sale of assets. Cash used in investing activities for the fiscal year ended June 30, 2012 totaled $76,262. This included capital expenditures on facilities and equipment of $41,441, $37,873 for the development of software and $2,772 proceeds from sale of assets, mainly from an aircraft sale.
Financing activities used cash of $241,338 during the current year. There were cash outflows to repay long and short term borrowings on our credit facilities of $145,180, dividends paid to stockholders of $48,202 and repurchases of treasury shares of $58,126. Cash used was partially offset by $10,170 net proceeds from the issuance of stock and tax related to stock-based compensation. During fiscal 2012, net cash used by financing activities was $94,100 and included $35,280 repayments on our lines of credit, $34,371 for the repurchase of treasury shares and $38,128 in dividend payments to shareholders, partially offset by $13,679 of net proceeds from the issuance of stock and tax related to stock-based compensation.
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures in the fiscal year were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at June 30, 2013 is $402,082. During fiscal 2013, the Company repurchased 1,302 treasury shares for $58,126. At June 30, 2012, there were 15,452 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,539 additional shares. The total cost of treasury shares at June 30, 2012 was $343,956. During fiscal 2012, the Company repurchased 1,045 treasury shares for $34,371.
On August 26, 2013, the Company's Board of Directors declared a cash dividend of $0.20 per share on its common stock, payable on September 27, 2013 to shareholders of record on September 6, 2013. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.
Revolving credit facility
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2013, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining balance was repaid in full during fiscal 2013 and at June 30, 2013, there was no outstanding balance.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2013, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $14,161 remains outstanding at June 30, 2013 and $6,795 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,014 at June 30, 2013.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2013). The credit line was renewed through April 29, 2014. At June 30, 2013, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2013, the Company’s total off balance sheet contractual obligations were $59,259. This balance consists of $22,066 of long-term operating leases for various facilities and equipment which expire from 2014 to 2019 and $37,193 of purchase commitments related to property and equipment. The contractual obligations table below excludes $4,959 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2013	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$6,673	$10,012	$5,348	$33	$22,066
Capital lease obligations	7,809	5,768	1,598	—	15,175
Notes payable, including accrued interest	120	—	—	—	120
Purchase obligations	28,243	8,950	—	—	37,193
Total	$42,845	$24,730	$6,946	$33	$74,554

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income in June 2011, which was effective for the Company beginning July 1, 2012 and ASU No. 2013-02, Comprehensive Income in February 2013, which was effective for the Company beginning January 1, 2013. The updated guidance adjusted the reporting requirements related to comprehensive income. Adoption of these updates did not have any impact on the financial statements.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The provisions in this update will be effective for the Company beginning July 1, 2013 and we do not anticipate that this update will materially impact the financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes. The amendments update guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions in this update will be effective for the Company beginning January 1, 2014 and we do not anticipate that this update will materially impact the financial statements.

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
Outsourced data processing services and electronic payment services revenues are recognized based on the fair value of individual elements in the month the transactions were processed or the services were rendered.
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
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products. Significant estimates and assumptions include: determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. The appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.
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
We have no outstanding debt with variable interest rates as of June 30, 2013 and are therefore not currently exposed to interest risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 27, 2013

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
As of the end of the Company’s 2013 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of June 30, 2013 was effective.
The Company’s internal control over financial reporting as of June 30, 2013 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri
We have audited the internal control over financial reporting of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated August 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 27, 2013

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended June 30,
	2013	2012	2011
REVENUE
License	$54,818	$54,811	$53,067
Support and service	1,015,211	909,176	852,253
Hardware	59,357	63,122	61,577
Total revenue	1,129,386	1,027,109	966,897

COST OF SALES
Cost of license	4,824	6,111	6,285
Cost of support and service	603,920	551,285	515,917
Cost of hardware	43,650	45,983	45,361
Total cost of sales	652,394	603,379	567,563

GROSS PROFIT	476,992	423,730	399,334

OPERATING EXPENSES
Selling and marketing	81,619	76,500	68,061
Research and development	63,202	60,876	63,395
General and administrative	66,624	50,119	51,561
Total operating expenses	211,445	187,495	183,017

OPERATING INCOME	265,547	236,235	216,317

INTEREST INCOME (EXPENSE)
Interest income	640	1,176	125
Interest expense	(6,337)	(5,743)	(8,930)
Total interest income (expense)	(5,697)	(4,567)	(8,805)

INCOME BEFORE INCOME TAXES	259,850	231,668	207,512

PROVISION FOR INCOME TAXES	83,205	76,684	70,041

NET INCOME	$176,645	$154,984	$137,471

Diluted earnings per share	$2.04	$1.78	$1.59
Diluted weighted average shares outstanding	86,619	87,287	86,687

Basic earnings per share	$2.05	$1.79	$1.60
Basic weighted average shares outstanding	86,040	86,599	85,948

Cash dividends paid per share	$0.560	$0.440	$0.400

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,905	$157,313
Receivables, net	231,263	218,305
Income tax receivable	6,107	8,476
Prepaid expenses and other	59,244	61,261
Prepaid cost of product	23,366	23,294
Total current assets	447,885	468,649
PROPERTY AND EQUIPMENT, net	300,511	276,730
OTHER ASSETS:
Non-current prepaid cost of product	27,898	21,344
Computer software, net of amortization	132,612	115,785
Other non-current assets	30,411	30,523
Customer relationships, net of amortization	147,167	162,561
Trade names, net of amortization	9,380	10,380
Goodwill	533,291	533,520
Total other assets	880,759	874,113
Total assets	$1,629,155	$1,619,492
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,701	$16,317
Accrued expenses	68,528	58,260
Deferred income tax liability	30,845	26,256
Notes payable and current maturities of long term debt	7,929	25,503
Deferred revenues	293,255	275,907
Total current liabilities	412,258	402,243
LONG TERM LIABILITIES:
Non-current deferred revenues	11,342	20,093
Non-current deferred income tax liability	120,434	100,932
Debt, net of current maturities	7,366	106,166
Other long-term liabilities	5,586	7,002
Total long term liabilities	144,728	234,193
Total liabilities	556,986	636,436
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 101,993,808 shares issued at June 30, 2013 101,482,461 shares issued at June 30, 2012	1,020	1,015
Additional paid-in capital	400,710	381,919
Retained earnings	1,072,521	944,078
Less treasury stock at cost 16,753,889 shares at June 30, 2013 15,452,064 shares at June 30, 2012	(402,082)	(343,956)
Total stockholders' equity	1,072,169	983,056
Total liabilities and equity	$1,629,155	$1,619,492
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	YEAR ENDED JUNE 30,
	2013	2012	2011

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	101,482,461	100,766,173	99,808,367
Shares issued for equity-based payment arrangements	405,270	594,428	857,348
Shares issued for Employee Stock Purchase Plan	106,077	121,860	100,458
Shares, end of year	101,993,808	101,482,461	100,766,173

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,015	$1,008	$998
Shares issued for equity-based payment arrangements	4	6	9
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,020	$1,015	$1,008

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$381,919	$361,131	$334,817
Shares issued upon exercise of stock options	2,845	6,886	16,837
Shares issued for Employee Stock Purchase Plan	3,699	3,321	2,456
Tax benefits from share-based compensation	3,632	3,631	2,298
Stock-based compensation expense	8,615	6,950	4,723
Balance, end of year	$400,710	$381,919	$361,131

RETAINED EARNINGS:
Balance, beginning of year	$944,078	$827,222	$724,142
Net income	176,645	154,984	137,471
Dividends	(48,202)	(38,128)	(34,391)
Balance, end of year	$1,072,521	$944,078	$827,222

TREASURY STOCK:
Balance, beginning of year	$(343,956)	$(309,585)	$(309,585)
Purchase of treasury shares	(58,126)	(34,371)	—
Balance, end of year	$(402,082)	$(343,956)	$(309,585)

TOTAL STOCKHOLDERS' EQUITY	$1,072,169	$983,056	$879,776
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$176,645	$154,984	$137,471
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	51,967	45,322	41,912
Amortization	48,374	49,297	48,602
Change in deferred income taxes	24,091	22,610	20,526
Expense for stock-based compensation	8,615	6,950	4,723
(Gain)/loss on disposal of assets	3,908	1,198	1,025
Changes in operating assets and liabilities:
Change in receivables	(12,739)	(10,795)	940
Change in prepaid expenses, prepaid cost of product and other	(4,430)	(22,962)	(24,543)
Change in accounts payable	(4,582)	3,488	(671)
Change in accrued expenses	7,774	7,770	1,593
Change in income taxes	954	5,792	(10,933)
Change in deferred revenues	8,597	896	19,487
Net cash from operating activities	309,174	264,550	240,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,256)	(41,441)	(32,085)
Proceeds from sale of assets	530	2,772	—
Customer contracts acquired	(186)	(720)	—
Computer software developed	(51,332)	(37,873)	(26,954)
Proceeds from investments	—	3,000	4,000
Purchase of investments	—	(2,000)	(3,999)
Net cash from investing activities	(97,244)	(76,262)	(59,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	—	399
Repayments on credit facilities	(145,180)	(35,280)	(229,854)
Purchase of treasury stock	(58,126)	(34,371)	—
Dividends paid	(48,202)	(38,128)	(34,391)
Excess tax benefits from stock-based compensation	3,621	3,465	1,056
Proceeds from issuance of common stock upon exercise of stock options	6,775	11,004	19,375
Minimum tax withholding payments related to share based compensation	(3,926)	(4,112)	(2,529)
Proceeds from sale of common stock, net	3,700	3,322	2,457
Net cash from financing activities	(241,338)	(94,100)	(243,487)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(29,408)	$94,188	$(62,393)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$157,313	$63,125	$125,518
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,905	$157,313	$63,125

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
COMPUTER SOFTWARE DEVELOPMENT
The Company capitalizes new product development costs incurred from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. These costs are amortized based on current and estimated future revenue from the product or on a straight-line basis, whichever yields greater amortization expense. All of this amortization expense is included within Cost of support and service.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the years ended June 30, 2013, 2012, and 2011 equals the Company's net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as two reportable segments: bank systems and services and credit union systems and services (see Note 12). Revenue by type of product and service is presented on the face of the consolidated statements of income. Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at June 30, 2013 is $402,082. During fiscal 2013, the Company repurchased 1,302 treasury shares for $58,126. At June 30, 2012, there were 15,452 shares in treasury stock and the Company has the authority to repurchase up to 4,539 additional shares.

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
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income in June 2011, which was effective for the Company beginning July 1, 2012 and ASU No. 2013-02, Comprehensive Income in February 2013, which was effective for the Company beginning January 1, 2013. The updated guidance adjusted the reporting requirements related to comprehensive income. Adoption of these updates did not have any impact on the financial statements.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The provisions in this update will be effective for the Company beginning July 1, 2013 and we do not anticipate that this update will materially impact the financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes. The amendments update guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions in this update will be effective for the Company beginning January 1, 2014 and we do not anticipate that this update will materially impact the financial statements.

NOTE 2.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Level 1: inputs to the valuation are quoted prices in an active market for identical assets
Level 2: inputs to the valuation include quoted prices for similar assets in active markets that are observable either directly or indirectly

Level 3: valuation is based on significant inputs that are unobservable in the market and the Company's own estimates of assumptions that we believe market participants would use in pricing the asset
Fair value of financial assets, included in cash and cash equivalents, is as follows:

	Estimated Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2013
Financial Assets:
Money market funds	$101,576	$—	$—	$101,576
June 30, 2012
Financial Assets:
Money market funds	$116,013	$—	$—	$116,013

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2013	2012	Estimated Useful Life
Land	$25,003	$25,011
Land improvements	25,385	25,954	5 - 20 years
Buildings	142,350	141,733	20 - 30 years
Leasehold improvements	24,037	22,185	5 - 20 years	(1)
Equipment and furniture	293,044	262,497	5 - 8 years
Aircraft and equipment	45,179	35,029	5 - 15 years
Construction in progress	18,099	5,750
	573,097	518,159
Less accumulated depreciation	272,586	241,429
Property and equipment, net	$300,511	$276,730
(1)  Lesser of lease term or estimated useful life
Property and equipment included $2,179 and $457 that was in accrued liabilities at June 30, 2013 and 2012, respectively. Also, the Company acquired $29,131 and $13,488 of computer equipment through capital leases for the years ended June 30, 2013 and 2012, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the years ended June 30, 2013 and 2012, by reportable segments, is as follows:

	June 30,
Banking	2013	2012
Beginning balance	$403,949	$403,949
Goodwill, written off related to sale	(229)	—
Ending balance	$403,720	$403,949

Credit Union
Beginning balance	$129,571	$129,571
Goodwill, acquired during the year	—	—
Ending balance	$129,571	$129,571

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30,
	2013	2012
Customer relationships	$272,391	$275,005
Less accumulated amortization	(125,224)	(112,444)
Customer relationships, net	$147,167	$162,561

Trade names	$10,735	$11,064
Less accumulated amortization	(1,355)	(684)
Trade names, net	$9,380	$10,380

Computer software	$288,095	$246,707
Less accumulated amortization	(155,483)	(130,922)
Computer software, net	$132,612	$115,785
Customer relationships have lives ranging from 5 to 20 years. Our trade name assets have useful lives ranging from 5 to 20 years.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from 5 to 10 years. Amortization expense for computer software totaled $33,145, $32,807, and $31,189 for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. There were no material impairments in any of the fiscal years presented.
Amortization expense for all intangible assets was $48,374, $49,297, and $48,602 for the fiscal years ended June 30, 2013, 2012, and 2011, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2013, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Trade Names	Total
2014	$32,127	$14,337	$690	$47,154
2015	26,696	13,898	672	41,266
2016	19,665	13,380	472	33,517
2017	10,852	13,209	472	24,533
2018	3,349	12,723	472	16,544

NOTE 5.    DEBT
The Company’s outstanding long and short term debt is as follows:

	June 30,	June 30,
	2013	2012
LONG TERM DEBT
Term loan	$—	$127,500
Capital leases	14,161	3,518
Other borrowings	120	445
	14,281	131,463
Less current maturities	6,915	25,297
Debt, net of current maturities	$7,366	$106,166

SHORT TERM DEBT
Capital leases	$1,014	$206
Current maturities of long-term debt	6,915	25,297
Notes payable and current maturities of long term debt	$7,929	$25,503

The following table summarizes the annual principal payments required as of June 30, 2013:

Years ended June 30,
2014	$7,929
2015	5,768
2016	1,598
2017	—
2018	—
Thereafter	—
$15,295
Revolving credit facility
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The revolving loan terminates June 4, 2015. At June 30, 2013, there was no outstanding revolving loan balance.
Term loan
The term loan had an original principal balance of $150,000, with quarterly principal payments of $5,625 that began on September 30, 2011. The remaining balance was repaid in full during fiscal 2013 and at June 30, 2013, there was no outstanding balance.
Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The loans are secured by pledges of capital stock of certain subsidiaries of the Company. The loans are also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2013, the Company was in compliance with all such covenants.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $14,161 remains outstanding at June 30, 2013 of which $6,795 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,014 at June 30, 2013. Included in property and equipment are assets under capital leases totaling $39,996, which have accumulated depreciation totaling $7,611.
Other lines of credit
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at June 30, 2013). The credit line was renewed through April 29, 2014. At June 30, 2013, no amount was outstanding.
Interest
The Company paid interest of $3,549, $3,899, and $8,000 in 2013, 2012, and 2011 respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Impact of Hurricane Sandy
Included within current year general & administrative operating expenses are $12,475, net of insurance recoveries received of $2,390, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Insurance recovery claims, other than those finalized and included in general & administrative operating expenses, have been made by JHA to recover the portions of the remaining expenses. These open insurance recovery claims have not been finalized and no amounts have been recorded in the financial results for the year ended June 30, 2013. The amount recovered will likely be less than the amount of the expense. Included within accrued expenses is $439 of remaining contingent liabilities.

Litigation
We are subject to various routine legal proceedings and claims, including the following:
In May 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and intend to defend the lawsuit vigorously.  At this early stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.
Property and Equipment
The Company had $18,779 material commitments at June 30, 2013 to purchase property and equipment related mainly to the purchase of aircraft. There were no material commitments at June 30, 2012.
Leases
The Company leases certain property under operating leases which expire over the next 6 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.
As of June 30, 2013, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2013	$6,673
2014	5,524
2015	4,488
2016	3,301
2017	2,047
Thereafter	33
Total	$22,066
Rent expense was $8,124, $8,410, and $8,985 in 2013, 2012, and 2011 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes from continuing operations consists of the following:

	Year ended June 30,
	2013	2012	2011
Current:
Federal	$54,574	$48,053	$43,334
State	4,540	6,022	6,180
Deferred:
Federal	19,553	20,649	18,276
State	4,538	1,960	2,251
	$83,205	$76,684	$70,041

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2013	2012
Deferred tax assets:
Deferred revenue	$5,846	$8,575
Expense reserves (bad debts, insurance, franchise tax and vacation)	12,515	9,349
Net operating loss carryforwards	6,363	9,454
Other, net	1,383	1,410
	26,107	28,788

Deferred tax liabilities:
Accelerated tax depreciation	(35,046)	(34,636)
Accelerated tax amortization	(106,147)	(91,379)
Prepaid expenses	(25,779)	(23,331)
Other, net	(9,714)	(6,280)
	(176,686)	(155,626)

Net deferred tax liability before valuation allowance	(150,579)	(126,838)
Valuation allowance	(700)	(350)
Net deferred tax liability	$(151,279)	$(127,188)
The deferred taxes are classified on the balance sheets as follows:

	2013	2012
Deferred income taxes (current)	$(30,845)	$(26,256)
Deferred income taxes (long-term)	(120,434)	(100,932)
	$(151,279)	$(127,188)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2013	2012	2011
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.3%	2.2%	2.6%
Research and development credit	(3.3)%	(1.8)%	(2.0)%
Domestic production activities deduction	(2.2)%	(2.1)%	(2.5)%
Other (net)	0.2%	(0.2)%	0.7%
	32.0%	33.1%	33.8%
As of June 30, 2013, we have $13,631 of net operating loss (“NOL”) carryforwards pertaining to the acquisition of GFSI, which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2013, we had state NOL carryforwards of $2,427. The federal and state losses have varying expiration dates, ranging from 2013 to 2032. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $700 of these losses will expire unutilized. Accordingly, a valuation allowance of $700 and $350 has been recorded against these assets as of June 30, 2013 and 2012, respectively.
The Company paid income taxes of $54,815, $44,962, and $60,515 in 2013, 2012, and 2011 respectively.
At June 30, 2012, the Company had $6,202 of unrecognized tax benefits. At June 30, 2013, the Company had $4,890 of gross unrecognized tax benefits, $3,312 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $597 and $711 related to uncertain tax positions at June 30, 2013 and 2012, respectively.

A reconciliation of the unrecognized tax benefits for the years ended June 30, 2013 and 2012 follows:

Unrecognized Tax Benefits
Balance at July 1, 2011	$8,897
Additions for current year tax positions	1,673
Reductions for current year tax positions	—
Additions for prior year tax positions	8
Reductions for prior year tax positions	(2,904)
Settlements	(1,454)
Reductions related to expirations of statute of limitations	(18)
Balance at June 30, 2012	6,202
Additions for current year tax positions	1,087
Reductions for current year tax positions	—
Additions for prior year tax positions	510
Reductions for prior year tax positions	(2,720)
Settlements	—
Reductions related to expirations of statute of limitations	(189)
Balance at June 30, 2013	$4,890
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2010 and 2011. The exam was completed in fiscal 2013 and did not result in a material change to the financial condition of the Company. The U.S. federal and state income tax returns for June 30, 2010 and all subsequent years remain subject to examination as of June 30, 2013 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $100 - $700 within twelve months of June 30, 2013.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2013, 2012, and 2011) are maintained for potential credit losses.
In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the years ended June 30, 2013, 2012 and 2011 includes $8,615, $6,950 and $4,723 of equity-based compensation costs, respectively, of which $7,962, $6,364 and $4,209 relates to the restricted stock plan, respectively.
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
The 2005 NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning 6 months after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. For individuals who have served less than 4 continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2010	1,897	$18.58
Granted	—	—
Forfeited	(47)	27.84
Exercised	(860)	21.46
Outstanding July 1, 2011	990	15.65
Granted	—	—
Forfeited	—	—
Exercised	(526)	15.17
Outstanding July 1, 2012	464	16.19
Granted	—	—
Forfeited	—	—
Exercised	(320)	13.68
Outstanding June 30, 2013	144	$21.79	$3,636
Vested June 30, 2013	144	$21.79	$3,636
Exercisable June 30, 2013	144	$21.79	$3,636
There were no options granted during any period presented. As of June 30, 2013, there was no unrecognized compensation costs related to stock options since all options have now vested. The weighted average remaining contractual term on options currently exercisable as of June 30, 2013 was 4.03 years.
The income tax benefits from stock option exercises totaled $3,632, $3,631 and $2,298 for the years ended June 30, 2013, 2012 and 2011, respectively.
The total intrinsic value of options exercised was $8,254, $9,654 and $6,342 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
Restricted Stock Plan
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions will be lifted over periods ranging from 3 years to 7 years years from grant date. On certain awards, the restrictions may be lifted sooner if certain targets for shareholder return are met.

The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2010	387	$21.96
Granted	102	24.54
Vested	(59)	23.75
Forfeited	(14)	21.88
Outstanding July 1, 2011	416	22.34
Granted	42	31.50
Vested	(106)	22.92
Forfeited	(20)	25.49
Outstanding July 1, 2012	332	23.13
Granted	53	36.78
Vested	(125)	23.17
Forfeited	(8)	23.11
Outstanding June 30, 2013	252	$25.92
The non-vested share awards will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.
At June 30, 2013, there was $2,071 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 0.86 years.
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
The following table summarizes non-vested unit awards as of June 30, 2013, as well as activity for the year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2010	—	$—
Granted	293	15.77
Vested	—	—
Forfeited	—	—
Outstanding July 1, 2011	293	15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding July 1, 2012	672	18.05
Granted	174	42.39
Vested	—	—
Forfeited	(32)	22.45
Outstanding June 30, 2013	814	$23.08

The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

	Year Ended June 30,
	2013	2012	2011
Volatility	23.3%	34.2%	37.0%
Risk free interest rate	0.33%	0.31%	0.90%
Dividend yield	1.2%	1.5%	1.6%
Stock Beta	0.864	0.903	0.890
At June 30, 2013, there was $7,728 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.08 years.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Year Ended June 30,
	2013	2012	2011
Net Income	$176,645	$154,984	$137,471
Common share information:
Weighted average shares outstanding for basic earnings per share	86,040	86,599	85,948
Dilutive effect of stock options and restricted stock	579	688	739
Weighted average shares outstanding for diluted earnings per share	86,619	87,287	86,687
Basic earnings per share	$2.05	$1.79	$1.60
Diluted earnings per share	$2.04	$1.78	$1.59
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. No anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for fiscal 2013, with zero shares excluded for fiscal 2012 and 12 shares excluded for fiscal 2011.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2013, 2012, and 2011 was $653, $586 and $434, respectively.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $12,426, $11,376, and $11,076 for fiscal 2013, 2012, and 2011, respectively.

NOTE 12.    REPORTABLE SEGMENT INFORMATION
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

	Year Ended
	June 30, 2013
	Bank	Credit Union	Total
REVENUE
License	$32,933	$21,885	$54,818
Support and service	774,073	241,138	1,015,211
Hardware	41,052	18,305	59,357
Total revenue	848,058	281,328	1,129,386
COST OF SALES
Cost of license	3,699	1,125	4,824
Cost of support and service	460,050	143,870	603,920
Cost of hardware	29,936	13,714	43,650
Total cost of sales	493,685	158,709	652,394
GROSS PROFIT	$354,373	$122,619	476,992

OPERATING EXPENSES			211,445

INTEREST INCOME (EXPENSE)			(5,697)

INCOME BEFORE INCOME TAXES			$259,850

	Year Ended
	June 30, 2012
	Bank	Credit Union	Total
REVENUE
License	$37,200	$17,611	$54,811
Support and service	696,204	212,972	909,176
Hardware	45,051	18,071	63,122
Total revenue	778,455	248,654	1,027,109
COST OF SALES
Cost of license	4,863	1,248	6,111
Cost of support and service	419,954	131,331	551,285
Cost of hardware	32,123	13,860	45,983
Total cost of sales	456,940	146,439	603,379
GROSS PROFIT	$321,515	$102,215	423,730

OPERATING EXPENSES			187,495

INTEREST INCOME (EXPENSE)			(4,567)

INCOME BEFORE INCOME TAXES			$231,668

	Year Ended
	June 30, 2011
	Bank	Credit Union	Total
REVENUE
License	$37,424	$15,643	$53,067
Support and service	665,297	186,956	852,253
Hardware	44,171	17,406	61,577
Total revenue	746,892	220,005	966,897
COST OF SALES
Cost of license	5,008	1,277	6,285
Cost of support and service	394,040	121,877	515,917
Cost of hardware	31,850	13,511	45,361
Total cost of sales	430,898	136,665	567,563
GROSS PROFIT	$315,994	$83,340	399,334

OPERATING EXPENSES			183,017

INTEREST INCOME (EXPENSE)			(8,805)

INCOME BEFORE INCOME TAXES			$207,512

	For the Year Ended June 30,
	2013	2012	2011
Depreciation expense, net
Bank systems and services	$47,789	$41,053	$38,830
Credit Unions systems and services	4,178	4,269	3,082
Total	$51,967	$45,322	$41,912
Amortization expense, net
Bank systems and services	$32,959	$35,492	$35,507
Credit Unions systems and services	15,415	13,805	13,095
Total	$48,374	$49,297	$48,602
Capital expenditures
Bank systems and services	$44,976	$34,963	$23,730
Credit Unions systems and services	1,280	6,478	8,355
Total	$46,256	$41,441	$32,085

	June 30,	June 30,
	2013	2012
Property and equipment, net
Bank systems and services	$265,595	$245,069
Credit Union systems and services	34,916	31,661
Total	$300,511	$276,730
Intangible assets, net
Bank systems and services	$589,891	$591,857
Credit Union systems and services	232,559	230,389
Total	$822,450	$822,246

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 13.    SUBSEQUENT EVENTS
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
On August 26, 2013, the Company's Board of Directors declared a cash dividend of $0.20 per share on its common stock, payable on September 27, 2013 to shareholders of record on September 6, 2013.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$12,864	$13,210	$16,681	$12,063	$54,818
Support and service	244,585	250,310	250,415	269,901	1,015,211
Hardware	13,552	15,174	14,447	16,184	59,357
Total revenue	271,001	278,694	281,543	298,148	1,129,386
COST OF SALES
Cost of license	1,077	1,251	1,360	1,136	4,824
Cost of support and service	143,418	144,683	155,012	160,807	603,920
Cost of hardware	10,578	10,523	10,581	11,968	43,650
Total cost of sales	155,073	156,457	166,953	173,911	652,394
GROSS PROFIT	115,928	122,237	114,590	124,237	476,992
OPERATING EXPENSES
Selling and marketing	20,189	19,937	20,935	20,558	81,619
Research and development	14,645	15,691	15,996	16,870	63,202
General and administrative	13,578	27,181	11,950	13,915	66,624
Total operating expenses	48,412	62,809	48,881	51,343	211,445
OPERATING INCOME	67,516	59,428	65,709	72,894	265,547
INTEREST INCOME (EXPENSE)
Interest income	187	190	133	130	640
Interest expense	(1,341)	(1,261)	(1,034)	(2,701)	(6,337)
Total interest income (expense)	(1,154)	(1,071)	(901)	(2,571)	(5,697)
INCOME BEFORE INCOME TAXES	66,362	58,357	64,808	70,323	259,850
PROVISION FOR INCOME TAXES	23,887	17,852	18,812	22,654	83,205
NET INCOME	$42,475	$40,505	$45,996	$47,669	$176,645

Diluted earnings per share	$0.49	$0.47	$0.53	$0.55	$2.04
Diluted weighted average shares outstanding	86,605	86,639	86,705	86,525	86,619

Basic earnings per share	$0.49	$0.47	$0.53	$0.56	$2.05
Basic weighted average shares outstanding	86,109	86,084	86,120	85,845	86,040

	For the Year Ended June 30, 2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$12,264	$13,552	$15,009	$13,986	$54,811
Support and service	220,270	225,609	226,535	236,762	909,176
Hardware	15,804	16,697	14,760	15,861	63,122
Total revenue	248,338	255,858	256,304	266,609	1,027,109
COST OF SALES
Cost of license	1,127	1,115	2,424	1,445	6,111
Cost of support and service	131,124	135,833	139,593	144,735	551,285
Cost of hardware	11,661	11,501	10,904	11,917	45,983
Total cost of sales	143,912	148,449	152,921	158,097	603,379
GROSS PROFIT	104,426	107,409	103,383	108,512	423,730
OPERATING EXPENSES
Selling and marketing	18,754	18,164	18,994	20,588	76,500
Research and development	14,936	15,075	15,471	15,394	60,876
General and administrative	12,939	13,382	12,421	11,377	50,119
Total operating expenses	46,629	46,621	46,886	47,359	187,495
OPERATING INCOME	57,797	60,788	56,497	61,153	236,235
INTEREST INCOME (EXPENSE)
Interest income	129	106	85	856	1,176
Interest expense	(1,456)	(1,448)	(1,464)	(1,375)	(5,743)
Total interest income (expense)	(1,327)	(1,342)	(1,379)	(519)	(4,567)
INCOME BEFORE INCOME TAXES	56,470	59,446	55,118	60,634	231,668
PROVISION FOR INCOME TAXES	19,995	20,921	18,461	17,307	76,684
NET INCOME	$36,475	$38,525	$36,657	$43,327	$154,984

Diluted net income per share	$0.42	$0.44	$0.42	$0.50	$1.78
Diluted weighted average shares outstanding	87,134	87,371	87,592	87,051	87,287

Basic net income per share	$0.42	$0.45	$0.42	$0.50	$1.79
Basic weighted average shares outstanding	86,403	86,572	86,824	86,595	86,599

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
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.”  Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2013; their report is included in Item 8 of this Form 10K.
During the fiscal quarter ending June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2013 fiscal year end in the definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers and Significant Employees” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance”, “Directors Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, "Compensation and Risk", and “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Stock Ownership of Certain Stockholders” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Election of Directors - Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the captions ”Audit Committee Report” and “Ratification of the Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011
- Consolidated Balance Sheets as of June 30, 2013 and 2012
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2013, 2012 and 2011
- Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
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

10.42	Form of Restricted Stock Unit Award Agreement, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 24, 2010.

10.43	Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010.

10.44	Form of Performance Shares Agreement Under the Jack Henry & Associates, Inc. Restricted Stock Plan, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2012.

10.45
Jack Henry & Associates, Inc. 2012 Annual Incentive Plan, effective September 1, 2012 and approved by the stockholders on November 14, 2012, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 16, 2012.

10.46	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2012.

21.1	List of the Company’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and June 30, 2012, (ii) the Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of August, 2013.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Chairman of the Board, Chief Executive Officer and Director	August 27, 2013

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 27, 2013

/s/ Wesley A. Brown Wesley A. Brown	Director	August 27, 2013

/s/ Matthew Flanigan Matthew Flanigan	Director	August 27, 2013

/s/ Marla Shepard Marla Shepard	Director	August 27, 2013

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 27, 2013

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 27, 2013

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 27, 2013