Form 10-Q
period 2013-09-30
HENRY JACK & ASSOCIATES INC
filed 2013-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 6, 2013, Registrant has 85,582,787 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2013		June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,787		$127,905
Receivables, net	152,624		231,263
Income tax receivable	2,691		6,107
Prepaid expenses and other	63,736		59,244
Prepaid cost of product	29,621		23,366
Total current assets	430,459		447,885
PROPERTY AND EQUIPMENT, net	295,635		300,511
OTHER ASSETS:
Non-current prepaid cost of product	28,427		27,898
Computer software, net of amortization	137,362		132,612
Other non-current assets	31,007		30,411
Customer relationships, net of amortization	143,583		147,167
Other intangible assets, net of amortization	15,378		9,380
Goodwill	533,291		533,291
Total other assets	889,048		880,759
Total assets	$1,615,142		$1,629,155
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,914		$11,701
Accrued expenses	52,164		68,528
Accrued income taxes	14,887	—	—
Deferred income tax liability	30,845		30,845
Notes payable and current maturities of long term debt	11,447		7,929
Deferred revenues	241,986		293,255
Total current liabilities	365,243		412,258
LONG TERM LIABILITIES:
Non-current deferred revenues	10,446		11,342
Non-current deferred income tax liability	122,296		120,434
Debt, net of current maturities	6,543		7,366
Other long-term liabilities	5,833		5,586
Total long term liabilities	145,118		144,728
Total liabilities	510,361		556,986
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—		—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,329,144 shares issued at September 30, 2013 101,993,808 shares issued at June 30, 2013	1,023		1,020
Additional paid-in capital	400,585		400,710
Retained earnings	1,105,255		1,072,521
Less treasury stock at cost 16,753,889 shares at September 30, 2013 and June 30, 2013	(402,082)		(402,082)
Total stockholders' equity	1,104,781		1,072,169
Total liabilities and equity	$1,615,142		$1,629,155
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2013	2012
REVENUE
License	$11,779	$12,864
Support and service	269,544	244,585
Hardware	14,338	13,552
Total revenue	295,661	271,001

COST OF SALES
Cost of license	1,412	1,077
Cost of support and service	154,583	143,418
Cost of hardware	10,941	10,578
Total cost of sales	166,936	155,073

GROSS PROFIT	128,725	115,928

OPERATING EXPENSES
Selling and marketing	21,458	20,189
Research and development	15,673	14,645
General and administrative	14,250	13,578
Total operating expenses	51,381	48,412

OPERATING INCOME	77,344	67,516

INTEREST INCOME (EXPENSE)
Interest income	131	187
Interest expense	(280)	(1,341)
Total interest income (expense)	(149)	(1,154)

INCOME BEFORE INCOME TAXES	77,195	66,362

PROVISION FOR INCOME TAXES	27,407	23,887

NET INCOME	$49,788	$42,475

Diluted earnings per share	$0.58	$0.49
Diluted weighted average shares outstanding	85,854	86,605

Basic earnings per share	$0.58	$0.49
Basic weighted average shares outstanding	85,294	86,109

Cash dividends paid per share	$0.200	$0.115

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,788	$42,475
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,963	12,088
Amortization	12,893	12,130
Change in deferred income taxes	1,862	3,071
Expense for stock-based compensation	1,922	1,734
(Gain)/loss on disposal of assets	(30)	632
Changes in operating assets and liabilities:
Change in receivables	78,489	81,478
Change in prepaid expenses, prepaid cost of product and other	(12,591)	(3,614)
Change in accounts payable	2,213	(5,799)
Change in accrued expenses	(16,238)	(11,796)
Change in income taxes	18,584	17,842
Change in deferred revenues	(52,165)	(48,392)
Net cash from operating activities	97,690	101,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,351)	(6,794)
Proceeds from sale of assets	2,702	131
Customer contracts acquired	—	(186)
Internal use software	(3,183)	—
Computer software developed	(14,076)	(11,646)
Net cash from investing activities	(21,908)	(18,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(2,798)	(5,726)
Purchase of treasury stock	—	(4,776)
Dividends paid	(17,054)	(9,911)
Excess tax benefits from stock-based compensation	2,947	1,743
Proceeds from issuance of common stock upon exercise of stock options	111	2,942
Minimum tax withholding payments related to share based compensation	(6,176)	(2,200)
Proceeds from sale of common stock, net	1,070	949
Net cash from financing activities	(21,900)	(16,979)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$53,882	$66,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$157,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,787	$223,688

Supplemental cash flow information:
Net cash paid for income taxes	$4,015	$1,229
Interest paid	$299	$938
Property and equipment in accrued liabilities or acquired via capital lease	$5,337	$7,801

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2013
Financial Assets:
Money market funds	$146,688	$—	$—	$146,688
June 30, 2013
Financial Assets:
Money market funds	$101,576	$—	$—	$101,576
Comprehensive income
Comprehensive income for the three month periods ended September 30, 2013 and 2012 equals the Company’s net income.
Interim financial statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended

June 30, 2013. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2013.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2013, the results of its operations for the three month periods ended September 30, 2013 and 2012, and its cash flows for the three month periods ended September 30, 2013 and 2012.
The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended September 30, 2013.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at September 30, 2013 is $402,082. No treasury shares were purchased in the first three months of fiscal 2014.
Commitments and contingencies
For fiscal 2014, the Board of Directors approved bonus plans for its executive officers and general managers. Under the plan, bonuses may be paid following the end of the current fiscal year based upon achievement of operating income and individually tailored performance targets. For general managers, one half of each manager’s bonus is contingent upon meeting individual business unit objectives established by the executive officer to whom the general manager reports.
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

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The provisions in this update were effective for the Company beginning July 1, 2013 and did not materially impact the financial statements.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	September 30,	June 30,
	2013	2013
LONG TERM DEBT
Capital leases	$16,493	$14,161
Other borrowings	—	120
	16,493	14,281
Less current maturities	9,950	6,915
Debt, net of current maturities	$6,543	$7,366

SHORT TERM DEBT
Capital leases	$1,419	$1,014
Current maturities of long-term debt	9,950	6,915
Other borrowings	78	—
Notes payable and current maturities of long term debt	$11,447	$7,929
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $16,493 remains outstanding at September 30, 2013 and $9,950 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,419 at September 30, 2013.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2013, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at September 30, 2013, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2013). The credit line was renewed through April 29, 2014. At September 30, 2013, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 35.5% of income before income taxes for the quarter ended September 30, 2013 is slightly lower than 36.0% for the same quarter in fiscal 2013 primarily due to the retroactive extension of the Research and Experimentation Credit in January 2013 through December 31, 2013.
At September 30, 2013, the Company had $4,554 of gross unrecognized tax benefits, $3,469 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013, we had accrued interest and penalties of $682 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2010 and 2011.  The exam was completed in fiscal 2013 and did not result in a material change to the financial condition of the Company.  The U.S. federal and state income tax returns for June 30, 2010 and all subsequent years remain subject to examination as of September 30, 2013 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $100 - $700 within twelve months of September 30, 2013.

NOTE 6.    STOCK-BASED COMPENSATION

For the three months ended September 30, 2013 and 2012, there was $1,922 and $1,734 of equity-based compensation costs, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the three months ended September 30, 2013.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2013	144	21.79
Granted	—	—
Forfeited	—	—
Exercised	(4)	18.38
Outstanding September 30, 2013	140	$21.88	$4,167
Vested September 30, 2013	140	$21.88	$4,167
Exercisable September 30, 2013	140	$21.88	$4,167
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of September 30, 2013 was 3.86 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of September 30, 2013, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	814	23.08
Granted	164	48.21
Vested	(168)	15.77
Forfeited	(101)	15.77
Outstanding September 30, 2013	709	$31.66
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	21.6%
Risk free interest rate	0.91%
Dividend yield	1.6%
Stock Beta	0.837
At September 30, 2013, there was $14,185 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.66 years.
The following table summarizes non-vested share awards as of September 30, 2013, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	252	25.83
Granted	8	49.63
Vested	(114)	21.99
Forfeited	(1)	22.17
Outstanding September 30, 2013	145	$30.20
At September 30, 2013, there was $1,964 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.41 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,
	2013	2012
Net Income	$49,788	$42,475
Common share information:
Weighted average shares outstanding for basic earnings per share	85,294	86,109
Dilutive effect of stock options and restricted stock	560	496
Weighted average shares outstanding for diluted earnings per share	85,854	86,605
Basic earnings per share	$0.58	$0.49
Diluted earnings per share	$0.58	$0.49
Per share information is based on the weighted average number of common shares outstanding for the three month periods ended September 30, 2013 and 2012. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. 18 anti-dilutive stock options and restricted stock were excluded from the computation of diluted earnings per share for the three month period ended September 30, 2013 (32 shares were excluded for the three month period ended September 30, 2012).

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

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$6,379	$5,400	$11,779	$7,281	$5,583	$12,864
Support and service	204,045	65,499	269,544	186,065	58,520	244,585
Hardware	10,585	3,753	14,338	9,080	4,472	13,552
Total revenue	221,009	74,652	295,661	202,426	68,575	271,001
COST OF SALES
Cost of license	1,012	400	1,412	687	390	1,077
Cost of support and service	117,996	36,587	154,583	108,723	34,695	143,418
Cost of hardware	8,180	2,761	10,941	7,211	3,367	10,578
Total cost of sales	127,188	39,748	166,936	116,621	38,452	155,073
GROSS PROFIT	$93,821	$34,904	128,725	$85,805	$30,123	115,928

OPERATING EXPENSES			51,381			48,412

INTEREST INCOME (EXPENSE)			(149)			(1,154)

INCOME BEFORE INCOME TAXES			$77,195			$66,362

	September 30,	June 30,
	2013	2013
Property and equipment, net
Bank systems and services	$259,965	$265,595
Credit Union systems and services	35,670	34,916
Total	$295,635	$300,511
Intangible assets, net
Bank systems and services	$597,737	$589,891
Credit Union systems and services	231,877	232,559
Total	$829,614	$822,450

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
The majority of our revenue is derived from recurring outsourcing fees and transaction processing fees that predominantly have contract terms of five years or greater at inception. Support and service fees also include in-house maintenance fees on primarily annual contract terms. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
In the first quarter of fiscal 2014, revenues increased 9% or $24,660 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component, particularly in our electronic payment services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins. Operating expenses increased 6% for the quarter due to increased commission expenses, whereas interest expense decreased following the full repayment of our term loan in the fourth quarter fiscal 2013. Increased revenue, increased gross margins and decreased interest expense has resulted in a combined 17% increase in net income for the quarter.
We continue to focus on areas of our company to accomplish our ongoing objective of providing the best integrated solutions, products and customer service available to our clients. We are cautiously optimistic regarding ongoing economic improvement and expect our clients to continue investing in our products and services that are needed to improve their operating efficiencies and performance. We anticipate consolidation within the financial services industry will continue, including some reduced amount of bank failures and an increasing amount of merger and acquisition activity. Regulatory conditions and legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to impact the financial services industry and could motivate some financial institutions to postpone discretionary spending.
A detailed discussion of the major components of the results of operations for the three month period ended September 30, 2013 follows. All amounts are in thousands and discussions compare the current three month period ended September 30, 2013, to the prior year three month period ended September 30, 2012.
REVENUE

License Revenue	Three Months Ended September 30,		% Change
	2013	2012
License	$11,779	$12,864	(8)%
Percentage of total revenue	4%	5%
License revenue decreased for the quarter caused by a small decrease in license revenue from both core and complementary Banking products.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended September 30,		% Change
	2013	2012
Support and service	$269,544	$244,585	10%
Percentage of total revenue	91%	90%

	Qtr over Qtr
	$ Change	% Change
In-House Support & Other Services	$1,914	2%
Electronic Payment Services	14,322	15%
Outsourcing Services	6,881	14%
Implementation Services	1,842	9%
Total Increase	$24,959
There was growth in all support and service revenue components for the current quarter.
In-house support and other services revenue increased for the quarter due to annual maintenance fee increases for both core and complementary products as our customers’ assets grow and due to the maintenance fees associated with new software implemented in prior periods.
Electronic payment services continue to experience the largest growth. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased due mainly to increased implementations of our complementary imaging and payments products.

Hardware Revenue	Three Months Ended September 30,		% Change
	2013	2012
Hardware	$14,338	$13,552	6%
Percentage of total revenue	5%	5%
Hardware revenue increased slightly for the quarter. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
BACKLOG
Our backlog of $503,103 ($116,852 in-house and $386,251 outsourcing) at September 30, 2013 increased 19% from $423,352 ($92,153 in-house and $331,199 outsourcing) at September 30, 2012. The current quarter backlog increased 1% from June 30, 2013, when backlog was $498,752 ($105,766 in-house and $392,986 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended September 30,		% Change
	2013	2012
Cost of License	$1,412	$1,077	31%
Percentage of total revenue	<1%	<1%
License Gross Profit	$10,367	$11,787	(12)%
Gross Profit Margin	88%	92%
Cost of support and service	$154,583	$143,418	8%
Percentage of total revenue	52%	53%
Support and Service Gross Profit	$114,961	$101,167	14%
Gross Profit Margin	43%	41%
Cost of hardware	$10,941	$10,578	3%
Percentage of total revenue	4%	4%
Hardware Gross Profit	$3,397	$2,974	14%
Gross Profit Margin	24%	22%
TOTAL COST OF SALES	$166,936	$155,073	8%
Percentage of total revenue	56%	57%
TOTAL GROSS PROFIT	$128,725	$115,928	11%
Gross Profit Margin	44%	43%
Cost of license consists of the direct costs of third party software. Sales of third party software products increased compared to last year, which led to higher related costs and slightly decreased gross profit margins.
Gross profit margins in support and service increased due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trend consistently with hardware revenue. For the quarter, margins are higher due to increased sales of higher margin products related to hardware upgrades.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended September 30,		% Change
	2013	2012
Selling and marketing	$21,458	$20,189	6%
Percentage of total revenue	7%	7%
Selling and marketing expenses for the quarter has increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2013	2012
Research and development	$15,673	$14,645	7%
Percentage of total revenue	5%	5%
Research and development expenses increased slightly for the quarter primarily due to increased salary, driven by a 6% increase in headcount.

General and Administrative	Three Months Ended September 30,		% Change
	2013	2012
General and administrative	$14,250	$13,578	5%
Percentage of total revenue	5%	5%
General and administrative expenses increased compared to the same quarter last year due mainly to increased salary costs in line with a 5% increase in general and administrative headcount.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2013	2012
Interest Income	$131	$187	(30)%
Interest Expense	$(280)	$(1,341)	(79)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter due to full repayment of our term loan in the fourth quarter of fiscal 2013.
PROVISION FOR INCOME TAXES
The provision for income taxes was $27,407 or 35.5% of income before income taxes in the first three months of fiscal 2014 compared with $23,887 or 36.0% of income before income taxes in the first quarter of fiscal 2013. The decrease in the effective tax rate was primarily due to the retroactive extension of the Research and Experimentation Tax Credit in January 2013 through December 31, 2013.
NET INCOME
Net income increased 17% for the three months ended September 30, 2013. For the first quarter of fiscal 2014, it was $49,788 or $0.58 per diluted share compared to $42,475, or $0.49 per diluted share in the same period last year.

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

Bank Systems and Services
	Three Months Ended September 30,		% Change
	2013	2012
Revenue	$221,009	$202,426	9%
Gross profit	$93,821	$85,805	9%
Gross profit margin	42%	42%
Revenue in the Bank segment increased 9% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly electronic payment transaction processing services revenue which grew 18% and outsourcing services revenue which increased 14%.
Gross profit margins remain consistent for the quarter compared to the same period last year.

Credit Union Systems and Services
	Three Months Ended September 30,		% Change
	2013	2012
Revenue	$74,652	$68,575	9%
Gross profit	$34,904	$30,123	16%
Gross profit margin	47%	44%
Revenue in the Credit Union segment increased 9% from the same quarter last year mainly due to support & service revenue which increased due mainly to a 10% increase in electronic payment transaction processing services from continuing growth of our online bill payment and debit/credit card transaction processing services.
Gross profit margins for the Credit Union segment for the three month period increased mainly due to economies of scale realized from increased transaction volume in our payment processing services.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents increased to $181,787 at September 30, 2013 from $127,905 at June 30, 2013. The increase from June 30, 2013 is primarily due to continued receipts from our annual maintenance billings.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2013	2012
Net income	$49,788	$42,475
Non-cash expenses	29,610	29,655
Change in receivables	78,489	81,478
Change in deferred revenue	(52,165)	(48,392)
Change in other assets and liabilities	(8,032)	(3,367)
Net cash provided by operating activities	$97,690	$101,849
Cash provided by operating activities decreased 4% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the first three months of fiscal year 2014 totaled $21,908 and included capital expenditures on facilities and equipment of $7,351, which included spend on our outsourcing data center infrastructure and computer equipment. Other uses of cash included $14,076 for the development of software and $3,183 for the purchase and development of internal use software. These expenditures have been partially offset by $2,702 proceeds received primarily from sale of an aircraft. Cash used in investing activities for the first three months of fiscal 2013 totaled $18,495. The largest uses of cash included $11,646 for the development of software and capital expenditures on facilities and equipment of $6,794. These expenditures were partially offset by proceeds of $131 from the sale of property.

Financing activities used cash of $21,900 during the first three months of the current fiscal year. Cash used was mainly dividends paid to stockholders of $17,054, repayments of capital leases of $2,798, and $2,048 related to stock-based compensation. Net cash used in the first three months of last year was $16,979, which included dividends paid to stockholders of $9,911, repayments of long and short term borrowings on our credit facilities of $5,726, and $4,776 for the purchase of treasury shares, partially offset by $3,434 net proceeds from the issuance of stock and tax related to stock-based compensation.
We have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $7,351 and $6,794 for the three month periods ended September 30, 2013 and 2012, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2014 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at September 30, 2013 is $402,082. No treasury shares were purchased in the first three months of fiscal 2014.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $16,493 remains outstanding at September 30, 2013 of which $9,950 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,419 at September 30, 2013.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2013, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at September 30, 2013, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at September 30, 2013). The credit line was renewed through April 29, 2014. At September 30, 2013, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of September 30, 2013 and are therefore not currently exposed to interest risk.

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
During the fiscal quarter ending September 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

10.47	Form of Restricted Stock Agreement (independent directors).

31.1	Certification of the Chief Executive Officer dated November 8, 2013.

31.2	Certification of the Chief Financial Officer dated November 8, 2013.

32.1	Written Statement of the Chief Executive Officer dated November 8, 2013.

32.2	Written Statement of the Chief Financial Officer dated November 8, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three month periods ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 8, 2013	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	November 8, 2013	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer