Form 10-Q
period 2013-12-31
HENRY JACK & ASSOCIATES INC
filed 2014-02-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

As of February 3, 2014, Registrant has 85,483,501 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,501	$127,905
Receivables, net	136,369	231,263
Income tax receivable	1,342	6,107
Prepaid expenses and other	62,132	59,244
Prepaid cost of product	27,367	23,366
Total current assets	382,711	447,885
PROPERTY AND EQUIPMENT, net	299,016	300,511
OTHER ASSETS:
Non-current prepaid cost of product	32,708	27,898
Computer software, net of amortization	143,357	132,612
Other non-current assets	32,665	30,411
Customer relationships, net of amortization	139,999	147,167
Other intangible assets, net of amortization	18,397	9,380
Goodwill	533,291	533,291
Total other assets	900,417	880,759
Total assets	$1,582,144	$1,629,155
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,731	$11,701
Accrued expenses	51,293	68,528
Accrued income taxes	3,222	—
Deferred income tax liability	30,845	30,845
Notes payable and current maturities of long term debt	3,989	7,929
Deferred revenues	189,466	293,255
Total current liabilities	289,546	412,258
LONG TERM LIABILITIES:
Non-current deferred revenues	10,838	11,342
Non-current deferred income tax liability	124,302	120,434
Debt, net of current maturities	5,689	7,366
Other long-term liabilities	6,322	5,586
Total long term liabilities	147,151	144,728
Total liabilities	436,697	556,986
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,370,171 shares issued at December 31, 2013 101,993,808 shares issued at June 30, 2013	1,024	1,020
Additional paid-in capital	404,360	400,710
Retained earnings	1,142,145	1,072,521
Less treasury stock at cost 16,753,889 shares at December 31, 2013 and June 30, 2013	(402,082)	(402,082)
Total stockholders' equity	1,145,447	1,072,169
Total liabilities and equity	$1,582,144	$1,629,155

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUE
License	$12,893	$13,210	$24,671	$26,074
Support and service	274,276	250,310	543,820	494,895
Hardware	15,356	15,174	29,694	28,727
Total revenue	302,525	278,694	598,185	549,696

COST OF SALES
Cost of license	947	1,251	2,359	2,329
Cost of support and service	157,893	144,683	312,477	288,101
Cost of hardware	10,867	10,523	21,808	21,101
Total cost of sales	169,707	156,457	336,644	311,531

GROSS PROFIT	132,818	122,237	261,541	238,165

OPERATING EXPENSES
Selling and marketing	21,071	19,937	42,529	40,126
Research and development	16,142	15,691	31,814	30,337
General and administrative	12,132	27,181	26,382	40,759
Total operating expenses	49,345	62,809	100,725	111,222

OPERATING INCOME	83,473	59,428	160,816	126,943

INTEREST INCOME (EXPENSE)
Interest income	129	190	260	378
Interest expense	(267)	(1,261)	(546)	(2,602)
Total interest income (expense)	(138)	(1,071)	(286)	(2,224)

INCOME BEFORE INCOME TAXES	83,335	58,357	160,530	124,719

PROVISION FOR INCOME TAXES	29,353	17,852	56,760	41,738

NET INCOME	$53,982	$40,505	$103,770	$82,981

Diluted earnings per share	$0.63	$0.47	$1.21	$0.96
Diluted weighted average shares outstanding	85,986	86,639	85,920	86,622

Basic earnings per share	$0.63	$0.47	$1.22	$0.96
Basic weighted average shares outstanding	85,450	86,084	85,372	86,097

Cash dividends paid per share	$0.200	$0.115	$0.400	$0.230

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$103,770	$82,981
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	26,153	24,420
Amortization	25,969	24,037
Change in deferred income taxes	3,868	2,933
Expense for stock-based compensation	4,541	4,109
(Gain)/loss on disposal of assets	(52)	703
Changes in operating assets and liabilities:
Change in receivables	94,694	89,193
Change in prepaid expenses, prepaid cost of product and other	(14,672)	(251)
Change in accounts payable	(970)	(4,710)
Change in accrued expenses	(16,200)	(7,456)
Change in income taxes	8,508	3,090
Change in deferred revenues	(104,293)	(99,881)
Net cash from operating activities	131,316	119,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,866)	(18,957)
Proceeds from sale of assets	2,809	265
Customer contracts acquired	—	(186)
Internal use software	(6,980)	—
Computer software developed	(29,015)	(23,826)
Net cash from investing activities	(55,052)	(42,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(13,630)	(17,336)
Purchase of treasury stock	—	(9,297)
Dividends paid	(34,146)	(19,813)
Excess tax benefits from stock-based compensation	3,152	2,354
Proceeds from issuance of common stock upon exercise of stock options	221	4,296
Minimum tax withholding payments related to share based compensation	(6,239)	(2,799)
Proceeds from sale of common stock, net	1,974	1,672
Net cash from financing activities	(48,668)	(40,923)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$27,596	$35,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$157,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,501	$192,854

Supplemental cash flow information:
Net cash paid for income taxes	$41,233	$33,361
Interest paid	$301	$1,953
Property and equipment in accrued liabilities or acquired via capital lease	$7,198	$15,661

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2013
Financial Assets:
Money market funds	$131,798	$—	$—	$131,798
June 30, 2013
Financial Assets:
Money market funds	$101,576	$—	$—	$101,576
Comprehensive income
Comprehensive income for the three and six month periods ended December 31, 2013 and 2012 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2013, the results of its operations for the three and six month periods ended December 31, 2013 and 2012, and its cash flows for the six month periods ended December 31, 2013 and 2012.
The results of operations for the period ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended December 31, 2013.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at December 31, 2013 is $402,082. No treasury shares were purchased in the first six months of fiscal 2014.
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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2013	2013
LONG TERM DEBT
Capital leases	$9,102	$14,161
Other borrowings	—	120
	9,102	14,281
Less current maturities	3,413	6,915
Debt, net of current maturities	$5,689	$7,366

SHORT TERM DEBT
Capital leases	$534	$1,014
Current maturities of long-term debt	3,413	6,915
Other borrowings	42	—
Notes payable and current maturities of long term debt	$3,989	$7,929
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $9,102 remains outstanding at December 31, 2013 and $3,413 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $534 at December 31, 2013.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2013, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at December 31, 2013, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2013). The credit line was renewed through April 29, 2014. At December 31, 2013, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 35.2% of income before income taxes for the quarter ended December 31, 2013 is higher than 30.6% for the same quarter in fiscal 2013 primarily due to recognition of previously-unrecognized tax benefits upon completion of an IRS examination during prior year quarter.
At December 31, 2013, the Company had $4,753 of gross unrecognized tax benefits, $3,637 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2013, we had accrued interest and penalties of $722 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2010 and 2011.  The exam was completed in fiscal 2013 and did not result in a material change to the financial condition of the Company.  The U.S. federal and state income tax returns for June 30, 2010 and all subsequent years remain subject to examination as of December 31, 2013 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $100 - $700 within twelve months of December 31, 2013.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended December 31, 2013 and 2012, there was $2,619 and $2,375 of equity-based compensation costs, respectively. Pre-tax operating income for the first six months of fiscal 2014 and 2013 includes $4,541 and $4,109 of equity-based compensation costs respectively.

2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the six months ended December 31, 2013.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2013	144	21.79
Granted	—	—
Forfeited	—	—
Exercised	(7)	18.62
Outstanding December 31, 2013	137	$21.95	$5,085
Vested December 31, 2013	137	$21.95	$5,085
Exercisable December 31, 2013	137	$21.95	$5,085
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of December 31, 2013 was 3.69 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of December 31, 2013, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	814	23.08
Granted	164	48.21
Vested	(168)	15.77
Forfeited	(101)	15.77
Outstanding December 31, 2013	709	$31.66
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	21.6%
Risk free interest rate	0.91%
Dividend yield	1.6%
Stock Beta	0.837
At December 31, 2013, there was $12,166 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.40 years.
The following table summarizes non-vested share awards as of December 31, 2013, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	252	25.83
Granted	27	53.90
Vested	(132)	23.49
Forfeited	(1)	22.17
Outstanding December 31, 2013	146	$33.14

At December 31, 2013, there was $2,461 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.29 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Income	$53,982	$40,505	$103,770	$82,981
Common share information:
Weighted average shares outstanding for basic earnings per share	85,450	86,084	85,372	86,097
Dilutive effect of stock options and restricted stock	536	555	548	525
Weighted average shares outstanding for diluted earnings per share	85,986	86,639	85,920	86,622
Basic earnings per share	$0.63	$0.47	$1.22	$0.96
Diluted earnings per share	$0.63	$0.47	$1.21	$0.96
Per share information is based on the weighted average number of common shares outstanding for the three and six month periods ended December 31, 2013 and 2012. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock excluded for the three month period ended December 31, 2013 (no shares were excluded for the three month period ended December 31, 2012). There were 9 anti-dilutive stock options and restricted stock excluded from the computation of diluted earnings per share for the six month period ended December 31, 2013 (149 shares were excluded for the six month period ended December 31, 2012).

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

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$8,017	$4,876	$12,893	$7,524	$5,686	$13,210
Support and service	210,376	63,900	274,276	189,898	60,412	250,310
Hardware	11,482	3,874	15,356	10,712	4,462	15,174
Total revenue	229,875	72,650	302,525	208,134	70,560	278,694
COST OF SALES
Cost of license	760	187	947	1,034	217	1,251
Cost of support and service	120,809	37,084	157,893	109,156	35,527	144,683
Cost of hardware	7,968	2,899	10,867	7,184	3,339	10,523
Total cost of sales	129,537	40,170	169,707	117,374	39,083	156,457
GROSS PROFIT	$100,338	$32,480	132,818	$90,760	$31,477	122,237

OPERATING EXPENSES			49,345			62,809

INTEREST INCOME (EXPENSE)			(138)			(1,071)

INCOME BEFORE INCOME TAXES			$83,335			$58,357

	Six Months Ended			Six Months Ended
	December 31, 2013			December 31, 2012
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$14,395	$10,276	$24,671	$14,804	$11,270	$26,074
Support and service	414,421	129,399	543,820	375,963	118,932	494,895
Hardware	22,066	7,628	29,694	19,793	8,934	28,727
Total revenue	450,882	147,303	598,185	410,560	139,136	549,696
COST OF SALES
Cost of license	1,772	587	2,359	1,721	608	2,329
Cost of support and service	238,805	73,672	312,477	217,878	70,223	288,101
Cost of hardware	16,149	5,659	21,808	14,395	6,706	21,101
Total cost of sales	256,726	79,918	336,644	233,994	77,537	311,531
GROSS PROFIT	$194,156	$67,385	261,541	$176,566	$61,599	238,165

OPERATING EXPENSES			100,725			111,222

INTEREST INCOME (EXPENSE)			(286)			(2,224)

INCOME BEFORE INCOME TAXES			$160,530			$124,719

	December 31,	June 30,
	2013	2013
Property and equipment, net
Bank systems and services	$263,769	$265,595
Credit Union systems and services	35,247	34,916
Total	$299,016	$300,511
Intangible assets, net
Bank systems and services	$603,601	$589,891
Credit Union systems and services	231,443	232,559
Total	$835,044	$822,450

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
In the second quarter of fiscal 2014, revenues increased 9% or $23,831 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component, particularly in our electronic payment services. In the six months ending December 31, 2013, revenues increased 9% or $48,489 compared to the same six months last year, with strong growth continuing in all components of our support & service revenues. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins for the year-to-date period.
Operating expenses decreased 21% for the quarter and decreased 9% for the six month period ended December 31, 2013 mainly due to $13,686 of year-to-date expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center. Provision for income taxes increased over both the prior quarter and year-to-date periods. The prior year was low due to the tax impact of the Lyndhurst, New Jersey expenses and the release of previously unrecognized tax benefits. The result of increased revenue and the above changes resulted in a combined 33% increase in net income for the quarter and 25% for the six months ended December 31, 2013.
We continue to focus on our objective of providing the best integrated solutions, products and customer service to our clients. We are cautiously optimistic regarding ongoing economic improvement and expect our clients to continue investing in our products and services to improve their operating efficiencies and performance. We anticipate that consolidation within the financial services industry will continue, including some reduced amount of bank failures and an increasing amount of merger and acquisition activity. Regulatory conditions and legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to impact the financial services industry and could motivate some financial institutions to postpone discretionary spending.
A detailed discussion of the major components of the results of operations for the three and six month periods ended December 31, 2013 follows. All amounts are in thousands and discussions compare the current three and six month periods ended December 31, 2013, to the prior year three and six month periods ended December 31, 2012.
REVENUE

License Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
License	$12,893	$13,210	(2)%	$24,671	$26,074	(5)%
Percentage of total revenue	4%	5%		4%	5%
License revenue decreased for the quarter and year-to-date periods due mainly to a decrease in license revenue from both core and complementary Credit Union products.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Support and service	$274,276	$250,310	10%	$543,820	$494,895	10%
Percentage of total revenue	91%	90%		91%	90%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$4,753	6%		$6,667	4%
Electronic Payment Services	11,734	12%		26,056	13%
Outsourcing Services	5,738	11%		12,620	12%
Implementation Services	1,741	8%		3,582	9%
Total Increase	$23,966			$48,925
There was growth in all support and service revenue components for the current quarter and year-to-date.
In-house support and other services revenue increased for the quarter and year-to-date due to annual maintenance fee increases for both core and complementary products as our customers’ assets grow and due to the maintenance fees associated with new software implemented.
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
Implementation services revenue increased for the quarter due mainly to increased implementations of our Credit Union core products. The year-to-date increase is due mainly to increased implementations of our Credit Union core and also our remote deposit capture products.

Hardware Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Hardware	$15,356	$15,174	1%	$29,694	$28,727	3%
Percentage of total revenue	5%	5%		5%	5%
Hardware revenue increased slightly for the quarter and year-to-date periods. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
BACKLOG
Our backlog of $503,761 ($122,311 in-house and $381,450 outsourcing) at December 31, 2013 increased 11% from $452,239 ($89,796 in-house and $362,443 outsourcing) at December 31, 2012. The current quarter backlog remained consistent with September 30, 2013, when backlog was $503,103 ($116,852 in-house and $386,251 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Cost of License	$947	$1,251	(24)%	$2,359	$2,329	1%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$11,946	$11,959	—%	$22,312	$23,745	(6)%
Gross Profit Margin	93%	91%		90%	91%
Cost of support and service	$157,893	$144,683	9%	$312,477	$288,101	8%
Percentage of total revenue	52%	52%		52%	52%
Support and Service Gross Profit	$116,383	$105,627	10%	$231,343	$206,794	12%
Gross Profit Margin	42%	42%		43%	42%
Cost of hardware	$10,867	$10,523	3%	$21,808	$21,101	3%
Percentage of total revenue	4%	4%		4%	4%
Hardware Gross Profit	$4,489	$4,651	(3)%	$7,886	$7,626	3%
Gross Profit Margin	29%	31%		27%	27%
TOTAL COST OF SALES	$169,707	$156,457	8%	$336,644	$311,531	8%
Percentage of total revenue	56%	56%		56%	57%
TOTAL GROSS PROFIT	$132,818	$122,237	9%	$261,541	$238,165	10%
Gross Profit Margin	44%	44%		44%	43%
Cost of license consists of the direct costs of third party software. For the quarter, sales of third party software products decreased compared to last quarter, leading to higher gross profit margins. For the year-to-date, sales of third party software products increased, which has led to higher related costs and slightly decreased gross profit margins.
Gross profit margins in support and service have remained consistent for the quarter and increased for the year-to-date period due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trend consistently with hardware revenue. For the quarter, margins are lower due to decreased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Selling and marketing	$21,071	$19,937	6%	$42,529	$40,126	6%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for the quarter and year-to-date increased mainly due to higher commission expenses and a general increase in sales headcount and related salaries. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Research and development	$16,142	$15,691	3%	$31,814	$30,337	5%
Percentage of total revenue	5%	6%		5%	6%
Research and development expenses increased slightly for the quarter and year-to-date periods primarily due to increased headcount and related salaries.

General and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
General and administrative	$12,132	$27,181	(55)%	$26,382	$40,759	(35)%
Percentage of total revenue	4%	10%		4%	7%
General and administrative expenses decreased compared to quarter and year-to-date periods last year due mainly to expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center.
Excluding the Lyndhurst expenses from the prior year and the insurance recovery from the current year, non-GAAP general and administrative expenses would have been $15,032 and $29,282 for the quarter and year-to-date current year periods, respectively, and the non-GAAP increase would have been $1,537, or 11% for the quarter and $2,209, or 8%, for the year-to-date compared to the prior year.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Interest Income	$129	$190	(32)%	$260	$378	(31)%
Interest Expense	$(267)	$(1,261)	(79)%	$(546)	$(2,602)	(79)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due to full repayment of our term loan in the fourth quarter of fiscal 2013.
PROVISION FOR INCOME TAXES
The provision for income taxes was $29,353 and $56,760 for the three and six-month periods ended December 31, 2013 compared with $17,852 and $41,738 for the same periods last year.  As of the end of the current quarter, the effective rate of income taxes is 35.2% and 35.4% of income before income taxes for the quarter and year-to-date respectively, compared to 30.6% and 33.5% as reported in fiscal 2013.  The increase in the effective tax rate was primarily due to the recognition of previously unrecognized tax benefits during the prior year quarter following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011.
NET INCOME
Net income increased 33% for the three months ended December 31, 2013. For the second quarter of fiscal 2014, it was $53,982 or $0.63 per diluted share compared to $40,505, or $0.47 per diluted share in the same period last year. Net income also increased 25% for the six month period ended December 31, 2013 to $103,770 or $1.21 per diluted share compared to $82,981 or $0.96 per diluted share, for the same six month period last year.

	Three Months Ended December 31, 2013
		Lyndhurst,
	GAAP	New Jersey	Non-GAAP
Gross Profit	$132,818	$—	$132,818
Operating Expenses	49,345	2,900	52,245
Operating Income	83,473	(2,900)	80,573
Interest Income (Expense)	(138)	—	(138)
Income Before Income Taxes	83,335	(2,900)	80,435
Provision for Income Taxes	29,353	(1,021)	28,332
Net Income	53,982	(1,879)	52,103
Diluted weighted average shares outstanding	85,986	85,986	85,986
Diluted earnings per share	$0.63	$(0.02)	$0.61

	Three Months Ended December 31, 2012
		Lyndhurst,
	GAAP	New Jersey	Non-GAAP
Gross Profit	$122,237	$—	$122,237
Operating Expenses	62,809	(13,686)	49,123
Operating Income	59,428	13,686	73,114
Interest Income (Expense)	(1,071)	-	(1,071)
Income Before Income Taxes	58,357	13,686	72,043
Provision for Income Taxes	17,852	4,893	22,745
Net Income	40,505	8,793	49,298
Diluted weighted average shares outstanding	86,639	86,639	86,639
Diluted earnings per share	$0.47	$0.10	$0.57

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

Bank Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Revenue	$229,875	$208,134	10%	$450,882	$410,560	10%
Gross profit	$100,338	$90,760	11%	$194,156	$176,566	10%
Gross profit margin	44%	44%		43%	43%
Revenue in the Bank segment increased 10% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly electronic payment transaction processing services revenue which grew 17% and outsourcing services revenue which increased 11%.

Year-to-date revenue increased 10% for the six month period due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 17% year-over-year growth in electronic payment services revenues from transaction processing and a 13% increase in outsourcing services revenue.
Gross profit margins remain consistent for both the quarter and year-to-date.

Credit Union Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2013	2012		2013	2012
Revenue	$72,650	$70,560	3%	$147,303	$139,136	6%
Gross profit	$32,480	$31,477	3%	$67,385	$61,599	9%
Gross profit margin	45%	45%		46%	44%
Revenue in the Credit Union segment increased 3% from the same quarter last year mainly due to support & service revenue which increased 6% due to growth in all areas of support and service revenue. Gross profit margins for the Credit Union segment for the three month period have remained consistent with the prior year.
Year-to-date revenue in the Credit Union segment increased 6% over the prior year, driven by all components of support & service revenue. In particular, electronic payment services increased due to the continuing growth of our transaction processing and debit/credit card processing services and increased implementation services. Gross profit margins for the Credit Union segment for the six month period increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents increased to $155,501 at December 31, 2013 from $127,905 at June 30, 2013. The increase from June 30, 2013 is primarily due to continued receipts from our annual maintenance billings.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2013	2012
Net income	$103,770	$82,981
Non-cash expenses	60,479	56,202
Change in receivables	94,694	89,193
Change in deferred revenue	(104,293)	(99,881)
Change in other assets and liabilities	(23,334)	(9,327)
Net cash provided by operating activities	$131,316	$119,168
Cash provided by operating activities increased 10% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the first six months of fiscal year 2014 totaled $55,052 and included capital expenditures on facilities and equipment of $21,866, which included spending on our outsourcing data center infrastructure, and purchase of an aircraft and computer equipment. Other uses of cash included $29,015 for the development of software and $6,980 for the purchase and development of internal use software. These expenditures have been partially offset by $2,809 proceeds received primarily from sale of an aircraft. Cash used in investing activities for the first six months of fiscal 2013 totaled $42,704. The largest uses of cash included $23,826 for the development of software and $18,957 capital expenditures on facilities and equipment, which includes spending on our online bill payment data center migration. These expenditures were partially offset by proceeds of $265 from the sale of property.
Financing activities used cash of $48,668 during the first six months of the current fiscal year. Cash used was mainly dividends paid to stockholders of $34,146, repayments of capital leases of $13,630, and $892 related to stock-based compensation. Net cash used in the first six months of last year was $40,923, which included dividends paid to stockholders of $19,813, repayments of long and short term borrowings on our credit facilities of $17,336, and $9,297 for the purchase of treasury shares. Cash used last year was partially offset by $5,523 net proceeds from the issuance of stock and tax related to stock-based compensation.

We have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $21,866 and $18,957 for the six month periods ended December 31, 2013 and 2012, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2014 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2013, there were 16,754 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,237 additional shares. The total cost of treasury shares at December 31, 2013 is $402,082. No treasury shares were purchased in the first six months of fiscal 2014.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $9,102 remains outstanding at December 31, 2013 of which $3,413 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $534 at December 31, 2013.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. Each of the above loans bear interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2013, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at December 31, 2013, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on April 29, 2012 which provides for funding of up to $5,000 and bears interest at the prime rate less 1% (2.25% at December 31, 2013). The credit line was renewed through April 29, 2014. At December 31, 2013, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of December 31, 2013 and are therefore not currently exposed to interest risk.

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
During the fiscal quarter ending December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1A.    RISK FACTORS

The Risk Factors in Item 1A of our Form 10-K for the year ended June 30, 2013 titled “Operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers” and “The services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations” are updated as follows:
Operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. In 2012, we experienced a disruption to our operations at our Lyndhurst, NJ processing center as a result of Super Storm Sandy. Any significant interruption of service could have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs.
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
In December 2013 we entered into an agreement with The Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of St. Louis, which together regulate the Company's operations as the Federal Financial Institutions Examination Council ("FFIEC"). In 2012, operations at the Company's Lyndhurst, NJ processing center were temporarily but significantly disrupted by Super Storm Sandy, impacting the financial institutions served by that facility until the Company was able to return to normal operations. The agreement commits the Company to a process of assessing, improving and monitoring its disaster recovery and business continuity plans and the management of related risks across the Company. The Agreement also commits the Company to a process of regular reporting on corrective actions and to monitoring of its compliance with applicable regulations and guidance from the Regulators and the FFIEC. We are unable to predict what effect, if any, this agreement will have on our business. Failure to comply with the agreement could have a material adverse effect on our business.
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

ITEM 6. EXHIBITS

10.48	Form of Termination Benefits Agreement (executives).

31.1	Certification of the Chief Executive Officer dated February 6, 2014.

31.2	Certification of the Chief Financial Officer dated February 6, 2014.

32.1	Written Statement of the Chief Executive Officer dated February 6, 2014.

32.2	Written Statement of the Chief Financial Officer dated February 6, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended December 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 6, 2014	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	February 6, 2014	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer