Form 10-Q
period 2014-03-31
HENRY JACK & ASSOCIATES INC
filed 2014-05-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of May 1, 2014, Registrant has 84,553,919 shares of common stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,244	$127,905
Receivables, net	140,010	231,263
Income tax receivable	1,061	6,107
Prepaid expenses and other	61,363	59,244
Prepaid cost of product	24,307	23,366
Total current assets	278,985	447,885
PROPERTY AND EQUIPMENT, net	299,153	300,511
OTHER ASSETS:
Non-current prepaid cost of product	32,760	27,898
Computer software, net of amortization	152,854	132,612
Other non-current assets	35,381	30,411
Customer relationships, net of amortization	140,317	147,167
Other intangible assets, net of amortization	22,963	9,380
Goodwill	552,059	533,291
Total other assets	936,334	880,759
Total assets	$1,514,472	$1,629,155
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,098	$11,701
Accrued expenses	58,137	68,528
Accrued income taxes	6,864	—
Deferred income tax liability	25,972	30,845
Notes payable and current maturities of long term debt	11,832	7,929
Deferred revenues	144,545	293,255
Total current liabilities	254,448	412,258
LONG TERM LIABILITIES:
Non-current deferred revenues	9,195	11,342
Non-current deferred income tax liability	125,983	120,434
Debt, net of current maturities	3,622	7,366
Other long-term liabilities	6,684	5,586
Total long term liabilities	145,484	144,728
Total liabilities	399,932	556,986
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,398,533 shares issued at March 31, 2014 101,993,808 shares issued at June 30, 2013	1,024	1,020
Additional paid-in capital	408,315	400,710
Retained earnings	1,170,278	1,072,521
Less treasury stock at cost 17,853,533 shares at March 31, 2014; 16,753,889 shares at June 30, 2013	(465,077)	(402,082)
Total stockholders' equity	1,114,540	1,072,169
Total liabilities and equity	$1,514,472	$1,629,155

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUE
License	$15,267	$16,681	$39,938	$42,755
Support and service	270,931	250,415	814,751	745,310
Hardware	14,731	14,447	44,425	43,173
Total revenue	300,929	281,543	899,114	831,238

COST OF SALES
Cost of license	1,167	1,360	3,526	3,689
Cost of support and service	164,223	155,012	476,700	443,113
Cost of hardware	11,008	10,581	32,816	31,681
Total cost of sales	176,398	166,953	513,042	478,483

GROSS PROFIT	124,531	114,590	386,072	352,755

OPERATING EXPENSES
Selling and marketing	22,034	20,935	64,562	61,061
Research and development	17,486	15,996	49,300	46,333
General and administrative	13,629	11,950	40,011	52,709
Total operating expenses	53,149	48,881	153,873	160,103

OPERATING INCOME	71,382	65,709	232,199	192,652

INTEREST INCOME (EXPENSE)
Interest income	84	133	344	511
Interest expense	(262)	(1,034)	(808)	(3,636)
Total interest income (expense)	(178)	(901)	(464)	(3,125)

INCOME BEFORE INCOME TAXES	71,204	64,808	231,735	189,527

PROVISION FOR INCOME TAXES	24,447	18,812	81,208	60,551

NET INCOME	$46,757	$45,996	$150,527	$128,976

Diluted earnings per share	$0.55	$0.53	$1.76	$1.49
Diluted weighted average shares outstanding	85,467	86,705	85,769	86,650

Basic earnings per share	$0.55	$0.53	$1.77	$1.50
Basic weighted average shares outstanding	84,981	86,120	85,242	86,104

Cash dividends paid per share	$0.220	$0.130	$0.620	$0.360

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$150,527	$128,976
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	39,581	38,510
Amortization	39,936	36,120
Change in deferred income taxes	1,056	5,162
Expense for stock-based compensation	7,303	6,121
(Gain)/loss on disposal of assets	(255)	2,306
Changes in operating assets and liabilities:
Change in receivables	91,529	91,735
Change in prepaid expenses, prepaid cost of product and other	(13,893)	(1,580)
Change in accounts payable	(4,670)	(4,986)
Change in accrued expenses	(11,019)	(4,747)
Change in income taxes	12,672	7,863
Change in deferred revenues	(151,331)	(153,055)
Net cash from operating activities	161,436	152,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(27,894)	—
Capital expenditures	(27,696)	(28,413)
Proceeds from sale of assets	5,392	510
Customer contracts acquired	—	(186)
Internal use software	(11,365)	—
Computer software developed	(44,511)	(37,942)
Net cash from investing activities	(106,074)	(66,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(15,556)	(23,324)
Purchase of treasury stock	(62,995)	(15,788)
Dividends paid	(52,770)	(31,000)
Excess tax benefits from stock-based compensation	3,320	3,339
Proceeds from issuance of common stock upon exercise of stock options	408	6,184
Minimum tax withholding payments related to share based compensation	(6,511)	(3,745)
Proceeds from sale of common stock, net	3,081	2,678
Net cash from financing activities	(131,023)	(61,656)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(75,661)	$24,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$157,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,244	$182,051

Supplemental cash flow information:
Net cash paid for income taxes	$64,323	$44,455
Interest paid	$586	$2,624
Property and equipment in accrued liabilities or acquired via capital lease	$16,084	$25,976

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2014
Financial Assets:
Money market funds	$8,863	$—	$—	$8,863
June 30, 2013
Financial Assets:
Money market funds	$101,576	$—	$—	$101,576
Comprehensive income
Comprehensive income for the three and nine month periods ended March 31, 2014 and 2013 equals the Company’s net income.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three and nine month periods ended March 31, 2014 and 2013, and its cash flows for the nine month periods ended March 31, 2014 and 2013.
The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2.    ADDITIONAL INTERIM FOOTNOTE INFORMATION
The following additional information is provided to update the notes to the Company’s annual consolidated financial statements for developments during the period ended March 31, 2014.
Common stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2014, there were 17,854 shares in treasury stock and the Company had the remaining authority to repurchase up to 7,137 additional shares. The total cost of treasury shares at March 31, 2014 is $465,077. During fiscal 2014, the Company repurchased 1,100 treasury shares for $62,995. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had authority to repurchase up to 8,237 additional shares.
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In May 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and intend to defend the lawsuit vigorously.  At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes. The amendments update guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions in this update were effective for the Company beginning January 1, 2014 and did not materially impact the financial statements.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2014	2013
LONG TERM DEBT
Capital leases	$12,872	$14,161
Other borrowings	—	120
	12,872	14,281
Less current maturities	9,250	6,915
Debt, net of current maturities	$3,622	$7,366

SHORT TERM DEBT
Capital leases	$2,572	$1,014
Current maturities of long-term debt	9,250	6,915
Other borrowings	10	—
Notes payable and current maturities of long term debt	$11,832	$7,929
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $12,872 remains outstanding at March 31, 2014 and $9,250 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,572 at March 31, 2014.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at March 31, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At March 31, 2014, no amount was outstanding.

NOTE 5.    INCOME TAXES
The effective tax rate of 34.3% of income before income taxes for the quarter ended March 31, 2014 is higher than 29.0% for the same quarter in fiscal 2013.  The prior year quarter included substantial benefit from the retroactive extension of the research and experimentation credit, which occurred in January 2013.
At March 31, 2014, the Company had $4,955 of gross unrecognized tax benefits, $3,803 of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014, we had accrued interest and penalties of $758 related to uncertain tax positions.
During the fiscal year ended June 30, 2012, the Internal Revenue Service initiated an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2010 and 2011.  The exam was completed in fiscal 2013 and did not result in a material change to the financial condition of the Company.  The U.S. federal and state income tax returns for June 30, 2011 and all subsequent years remain subject to examination as of March 31, 2014 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $500 - $1,100 within twelve months of March 31, 2014.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended March 31, 2014 and 2013, there was $2,761 and $2,011 of equity-based compensation costs, respectively. Pre-tax operating income for the first nine months of fiscal 2014 and 2013 includes $7,303 and $6,121 of equity-based compensation costs respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the nine months ended March 31, 2014.

A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2013	144	21.79
Granted	—	—
Forfeited	—	—
Exercised	(13)	18.69
Outstanding March 31, 2014	131	$22.08	$4,414
Vested March 31, 2014	131	$22.08	$4,414
Exercisable March 31, 2014	131	$22.08	$4,414
Compensation cost related to outstanding options has been fully recognized. The weighted-average remaining contractual term on options currently exercisable as of March 31, 2014 was 3.58 years.
Restricted Stock Plan
The Company issues both unit awards and share awards under the Restricted Stock Plan. The following table summarizes non-vested unit awards as of March 31, 2014, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	814	23.08
Granted	164	48.21
Vested	(168)	15.77
Forfeited	(101)	15.77
Outstanding March 31, 2014	709	$31.66
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	21.6%
Risk free interest rate	0.91%
Dividend yield	1.6%
Stock Beta	0.837
At March 31, 2014, there was $10,190 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.16 years.
The following table summarizes non-vested share awards as of March 31, 2014, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2013	252	25.83
Granted	30	54.13
Vested	(143)	24.41
Forfeited	(1)	22.17
Outstanding March 31, 2014	138	$33.56
At March 31, 2014, there was $2,071 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.17 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Income	$46,757	$45,996	$150,527	$128,976
Common share information:
Weighted average shares outstanding for basic earnings per share	84,981	86,120	85,242	86,104
Dilutive effect of stock options and restricted stock	486	585	527	546
Weighted average shares outstanding for diluted earnings per share	85,467	86,705	85,769	86,650
Basic earnings per share	$0.55	$0.53	$1.77	$1.50
Diluted earnings per share	$0.55	$0.53	$1.76	$1.49
Per share information is based on the weighted average number of common shares outstanding for the three and nine month periods ended March 31, 2014 and 2013. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock excluded for the three month period ended March 31, 2014 (no shares were excluded for the three month period ended March 31, 2013). There were 6 anti-dilutive stock options and restricted stock excluded from the computation of diluted earnings per share for the nine month period ended March 31, 2014 (155 shares were excluded for the nine month period ended March 31, 2013).

NOTE 8: BUSINESS ACQUISITIONS
Banno, LLC
Effective March 1, 2014, the Company acquired all of the equity interests of Banno, an Iowa-based company that provides data-enriched Web and transaction marketing services with a focus on the mobile medium as its principal means of delivery, for $27,910 paid in cash. The cash used for this acquisition was funded using existing operating cash. The acquisition of Banno expanded the Company’s presence in online and mobile technologies within the industry.
Management has completed a preliminary purchase price allocation of Banno and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 1, 2014 are set forth below:

Current assets	$564
Long-term assets	87
Identifiable intangible assets	9,255
Total liabilities assumed	(764)
Total identifiable net assets	9,142
Goodwill	18,768
Net assets acquired	27,910
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.
The goodwill of $18,768 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Banno, together with the value of Banno’s assembled workforce. Goodwill from this acquisition has been allocated to our Banking Systems and Services segment. Approximately 95% of the goodwill is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consists of customer relationships of $3,946, $3,546 of computer software and other intangible assets of $1,763. The weighted average amortization period for acquired customer relationships and acquired computer software is 15 years and 8 years, respectively. Other intangible assets acquired are not subject to amortization.

Current assets is inclusive of cash acquired of $16. The fair value of current assets acquired included accounts receivable of $476. The gross amount receivable is $501, of which $25 is expected to be uncollectible.
During fiscal year 2014, the Company incurred $19 in costs related to the acquisition of Banno. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Banno’s operations included in the Company’s consolidated statement of operations from the acquisition date to March 31, 2014 included revenue of $161 and after-tax net loss of $271.
The accompanying consolidated statements of income for the three and nine month periods ended March 31, 2014 do not include any revenues and expenses related to this acquisition prior to the respective closing dates of each acquisition. The impact of this acquisition was considered immaterial to our both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

NOTE 9.    BUSINESS SEGMENT INFORMATION
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

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$8,471	$6,796	$15,267	$10,786	$5,895	$16,681
Support and service	207,394	63,537	270,931	191,845	58,570	250,415
Hardware	10,411	4,320	14,731	10,329	4,118	14,447
Total revenue	226,276	74,653	300,929	212,960	68,583	281,543
COST OF SALES
Cost of license	877	290	1,167	1,043	317	1,360
Cost of support and service	126,234	37,989	164,223	118,694	36,318	155,012
Cost of hardware	7,835	3,173	11,008	7,464	3,117	10,581
Total cost of sales	134,946	41,452	176,398	127,201	39,752	166,953
GROSS PROFIT	$91,330	$33,201	124,531	$85,759	$28,831	114,590

OPERATING EXPENSES			53,149			48,881

INTEREST INCOME (EXPENSE)			(178)			(901)

INCOME BEFORE INCOME TAXES			$71,204			$64,808

	Nine Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$22,866	$17,072	$39,938	$25,590	$17,165	$42,755
Support and service	621,816	192,935	814,751	567,808	177,502	745,310
Hardware	32,478	11,947	44,425	30,121	13,052	43,173
Total revenue	677,160	221,954	899,114	623,519	207,719	831,238
COST OF SALES
Cost of license	2,649	877	3,526	2,764	925	3,689
Cost of support and service	365,046	111,654	476,700	336,572	106,541	443,113
Cost of hardware	23,984	8,832	32,816	21,858	9,823	31,681
Total cost of sales	391,679	121,363	513,042	361,194	117,289	478,483
GROSS PROFIT	$285,481	$100,591	386,072	$262,325	$90,430	352,755

OPERATING EXPENSES			153,873			160,103

INTEREST INCOME (EXPENSE)			(464)			(3,125)

INCOME BEFORE INCOME TAXES			$231,735			$189,527

	March 31,	June 30,
	2014	2013
Property and equipment, net
Bank systems and services	$264,440	$265,595
Credit Union systems and services	34,713	34,916
Total	$299,153	$300,511
Intangible assets, net
Bank systems and services	$637,118	$589,891
Credit Union systems and services	231,075	232,559
Total	$868,193	$822,450

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10.    SUBSEQUENT EVENTS
On May 5, 2014, the Company's Board of Directors declared a cash dividend of $0.22 per share on its common stock, payable on June 3, 2014 to shareholders of record on May 19, 2014.

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
In the third quarter of fiscal 2014, revenues increased 7% or $19,386 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component. In the nine months ending March 31, 2014, revenues increased 8% or $67,876 compared to the same nine months last year, with strong growth continuing in all components of our support & service revenues, particularly electronic payment services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins for both the quarter and year-to-date periods.
Operating expenses increased 9% for the quarter due to increased headcount and related salaries. Operating expenses decreased 4% for the nine month period ended March 31, 2014 mainly due to $12,436 of expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center. Provision for income taxes increased over both the prior quarter and year-to-date periods. The prior year provision for income tax was low due to the tax impact of the Lyndhurst, New Jersey expenses and the release of previously unrecognized tax benefits. The result of increased revenue and the above changes resulted in a 2% increase in net income for the quarter and 17% for the nine months ended March 31, 2014.
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
A detailed discussion of the major components of the results of operations for the three and nine month periods ended March 31, 2014 follows. All amounts are in thousands and discussions compare the current three and nine month periods ended March 31, 2014, to the prior year three and nine month periods ended March 31, 2013.
REVENUE

License Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
License	$15,267	$16,681	(8)%	$39,938	$42,755	(7)%
Percentage of total revenue	5%	6%		4%	5%
License revenue decreased for the quarter and year-to-date periods due mainly to a decrease in license revenue from complementary products, particularly our remote deposit capture suite of products.

While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Support and service	$270,931	$250,415	8%	$814,751	$745,310	9%
Percentage of total revenue	90%	89%		91%	90%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$3,550	5%		$10,216	4%
Electronic Payment Services	6,168	6%		32,224	11%
Outsourcing Services	6,852	13%		19,472	13%
Implementation Services	3,946	19%		7,529	12%
Total Increase	$20,516			$69,441
There was growth in all support and service revenue components for the current quarter and year-to-date.
In-house support and other services revenue increased for the quarter and year-to-date due to annual maintenance fee increases for both core and complementary products as our customers’ assets grow and due to maintenance fees associated with new software implemented.
Electronic payment services increased for both the quarter and year-to-date. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased for the quarter and year-to-date due mainly to increased implementations of our Credit Union core products and also our remote deposit capture suite of products.

Hardware Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Hardware	$14,731	$14,447	2%	$44,425	$43,173	3%
Percentage of total revenue	5%	5%		5%	5%
Hardware revenue increased slightly for the quarter and year-to-date periods. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
BACKLOG
Our backlog of $510,674 ($121,354 in-house and $389,320 outsourcing) at March 31, 2014 increased 11% from $459,998 ($100,465 in-house and $359,533 outsourcing) at March 31, 2013. The current quarter backlog remained consistent with December 31, 2013, when backlog was $503,761 ($122,311 in-house and $381,450 outsourcing).

COST OF SALES AND GROSS PROFIT

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Cost of License	$1,167	$1,360	(14)%	$3,526	$3,689	(4)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$14,100	$15,321	(8)%	$36,412	$39,066	(7)%
Gross Profit Margin	92%	92%		91%	91%
Cost of support and service	$164,223	$155,012	6%	$476,700	$443,113	8%
Percentage of total revenue	55%	55%		53%	53%
Support and Service Gross Profit	$106,708	$95,403	12%	$338,051	$302,197	12%
Gross Profit Margin	39%	38%		41%	41%
Cost of hardware	$11,008	$10,581	4%	$32,816	$31,681	4%
Percentage of total revenue	4%	4%		4%	4%
Hardware Gross Profit	$3,723	$3,866	(4)%	$11,609	$11,492	1%
Gross Profit Margin	25%	27%		26%	27%
TOTAL COST OF SALES	$176,398	$166,953	6%	$513,042	$478,483	7%
Percentage of total revenue	59%	59%		57%	58%
TOTAL GROSS PROFIT	$124,531	$114,590	9%	$386,072	$352,755	9%
Gross Profit Margin	41%	41%		43%	42%
Cost of license consists of the direct costs of third party software. For the quarter and year-to-date, sales of third party software products decreased slightly compared to last year, causing minimal changes to gross profit margins.
Gross profit margins in support and service increased slightly for the quarter due to economies of scale realized from increased revenues, particularly in electronic payment services. Margins for the year-to-date have remained consistent .
In general, changes in cost of hardware trend consistently with hardware revenue. For the year-to-date, margins are slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Selling and marketing	$22,034	$20,935	5%	$64,562	$61,061	6%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for the quarter and year-to-date increased mainly due to higher commission expenses and a general increase in sales headcount and related salaries. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Research and development	$17,486	$15,996	9%	$49,300	$46,333	6%
Percentage of total revenue	6%	6%		5%	6%
Research and development expenses increased for the quarter and year-to-date periods primarily due to increased headcount and related salaries.

General and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
General and administrative	$13,629	$11,950	14%	$40,011	$52,709	(24)%
Percentage of total revenue	5%	4%		4%	6%
General and administrative expenses increased for the quarter due to increased headcount and related salaries. General and administrative year-to-date expenses decreased compared to last year due mainly to $12,436 expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Interest Income	$84	$133	(37)%	$344	$511	(33)%
Interest Expense	$(262)	$(1,034)	(75)%	$(808)	$(3,636)	(78)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased for the quarter and year-to-date due to full repayment of our term loan in the fourth quarter of fiscal 2013.
PROVISION FOR INCOME TAXES
The provision for income taxes was $24,447 and $81,208 for the three and nine-month periods ended March 31, 2014 compared with $18,812 and $60,551 for the same periods last year.  As of the end of the current quarter, the effective rate of income taxes is 34.3% and 35.0% of income before income taxes for the quarter and year-to-date respectively, compared to 29.0% and 31.9% as reported in fiscal 2013. The increase in the effective tax rate was primarily due to the recognition of previously unrecognized tax benefits during the prior year quarter following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011, as well as the retroactive extension of the research and experimentation credit during the prior year quarter.
NET INCOME
Net income increased 2% for the three months ended March 31, 2014. For the third quarter of fiscal 2014, it was $46,757 or $0.55 per diluted share compared to $45,996, or $0.53 per diluted share in the same period last year. Net income also increased 17% for the nine month period ended March 31, 2014 to $150,527 or $1.76 per diluted share compared to $128,976 or $1.49 per diluted share, for the same nine month period last year.

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

Bank Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Revenue	$226,276	$212,960	6%	$677,160	$623,519	9%
Gross profit	$91,330	$85,759	6%	$285,481	$262,325	9%
Gross profit margin	40%	40%		42%	42%
Revenue in the Bank segment increased 6% compared to the equivalent quarter last fiscal year. This was primarily due to growth in all areas of support and service revenue, particularly electronic payment transaction processing services revenue which grew 7% and outsourcing services revenue which increased 13%.
Year-to-date revenue increased 9% for the nine month period due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 14% year-over-year growth in electronic payment services revenues from transaction processing and a 13% increase in outsourcing services revenue.
Gross profit margins remain consistent for both the quarter and year-to-date.

Credit Union Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2014	2013		2014	2013
Revenue	$74,653	$68,583	9%	$221,954	$207,719	7%
Gross profit	$33,201	$28,831	15%	$100,591	$90,430	11%
Gross profit margin	44%	42%		45%	44%
Revenue in the Credit Union segment increased 9% from the same quarter last year mainly due to support and service revenue which increased 8%, with growth in all areas of support and service revenue.
Year-to-date revenue in the Credit Union segment increased 7% over the prior year, driven by all components of support & service revenue. In particular, electronic payment services increased due to the continuing growth of our transaction processing and debit/credit card processing services and increased implementation services.
Gross profit margins for the Credit Union segment for the three and nine month periods increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.

FINANCIAL CONDITION
Liquidity
The Company's cash and cash equivalents decreased to $52,244 at March 31, 2014 from $127,905 at June 30, 2013. The decrease from June 30, 2013 is primarily due to the Banno acquisition and ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2014	2013
Net income	$150,527	$128,976
Non-cash expenses	87,621	88,219
Change in receivables	91,529	91,735
Change in deferred revenue	(151,331)	(153,055)
Change in other assets and liabilities	(16,910)	(3,450)
Net cash provided by operating activities	$161,436	$152,425
Cash provided by operating activities increased 6% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the first nine months of fiscal year 2014 totaled $106,074 and included capital expenditures on facilities and equipment of $27,696, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $27,894 of payments for the acquisition of Banno, $44,511 for the development of software and $11,365 for the purchase and development of internal use software. These expenditures have been partially offset by $5,392 proceeds received primarily from sale of aircraft. Cash used in investing activities for the first nine months of fiscal 2013 totaled $66,031. The largest uses of cash included $37,942 for the development of software and $28,413 capital expenditures on facilities and equipment, which includes spending on our online bill payment data center migration. Other uses of cash included $186 for the acquisition of customer contracts. These expenditures were partially offset by proceeds of $510 from the sale of assets.
Financing activities used cash of $131,023 during the first nine months of the current fiscal year. Cash used was mainly dividends paid to stockholders of $52,770, $62,995 for the purchase of treasury shares, and repayments of capital leases of $15,556. Cash used was partially offset by $298 net proceeds from the issuance of stock and tax related to stock-based compensation.
Net cash used in the first nine months of last year was $61,656, which included dividends paid to stockholders of $31,000, repayments of long and short term borrowings on our credit facilities of $23,324, and $15,788 for the purchase of treasury shares. Cash used last year was partially offset by $8,456 net proceeds from the issuance of stock and tax related to stock-based compensation.
We have not experienced any significant issues with our current collection efforts. Furthermore, we believe that any future impact to our liquidity would be minimized by our access to available lines of credit.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $27,696 and $28,413 for the nine month periods ended March 31, 2014 and 2013, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2014 are not expected to exceed $40,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2014, there were 17,854 shares in treasury stock and the Company had the remaining authority to repurchase up to 7,137 additional shares. The total cost of treasury shares at March 31, 2014 is $465,077. During fiscal 2014, the Company repurchased 1,100 treasury shares for $62,995. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had authority to repurchase up to 8,237 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $12,872 remains outstanding at March 31, 2014 of which $9,250 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,572 at March 31, 2014.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c)

LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at March 31, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At March 31, 2014, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of March 31, 2014 and are therefore not currently exposed to interest risk.

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
During the fiscal quarter ending March 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1A.    RISK FACTORS
There has been no material change in the risk factors previously disclosed in the registrant's Form 10-K in response to Item 1A. to Part 1 of Form 10-K, except as previously reported in the Form 10-Q for the quarterly period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1 - January 31, 2014	1,594	$58.18	—	8,236,727
February 1 - February 28, 2014	1,010,291	57.35	1,009,664	7,227,063
March 1 - March 31, 2014	91,004	56.60	90,000	7,137,063
Total	1,102,889	57.29	1,099,664	7,137,063
(1) The total number of shares purchased was 1,102,889 for the quarter. 1,099,664 shares were purchased through a publicly announced repurchase plan. The remaining 3,225 shares represent shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Stock repurchase authorizations approved by the Company's Board of Directors as of May 3, 2013 was 25.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer dated May 7, 2014.

31.2	Certification of the Chief Financial Officer dated May 7, 2014.

32.1	Written Statement of the Chief Executive Officer dated May 7, 2014.

32.2	Written Statement of the Chief Financial Officer dated May 7, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and June 30, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 7, 2014	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	May 7, 2014	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer