Form 10-K
period 2014-06-30
HENRY JACK & ASSOCIATES INC
filed 2014-08-27
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
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

As of August 20, 2014, the Registrant had 82,481,908 shares of Common Stock outstanding ($0.01 par value). On December 31, 2013, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $4,998,746,579 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2013).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part II, Item 5 and into Part III of this Report.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for nearly 11,300 financial institutions and diverse corporate entities.
JHA provides its products and services through three business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to more than 1,200 banks ranging from community institutions to mid-tier banks with assets of up to $30 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with over 780 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 10,800 domestic and international customers.

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
JHA ended fiscal 2014 with $1,210.1 million gross revenue. This has increased from $745.6 million at the end of fiscal 2009, representing a compound annual growth rate during this challenging five-year period of 10 percent. Net income from continuing operations has grown from $103.1 million to $201.1 million during this same five-year period, representing a compound annual growth rate of 14 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 6,800 commercial banks and savings institutions in this asset range as of December 31, 2013. Jack Henry Banking currently supports more than 1,200 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were approximately 6,800 domestic credit unions as of December 31, 2013. Symitar currently supports over 780 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports approximately 10,800 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 18 percent from the beginning of calendar year 2009 to the end of calendar year 2013. Although the number of banks declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 2 percent and totaled $13.7 trillion as of December 31, 2013. There were two new bank charters issued in calendar year 2013, compared to none in calendar 2012. Comparing calendar years 2013 to 2012, mergers increased 12 percent.
CUNA reports the number of credit unions also declined 16 percent from the beginning of calendar year 2009 to the end of calendar year 2013. Although the number of credit unions declined at a 3 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 5 percent and totaled $1.1 trillion as of December 31, 2013.
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
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with strategic acquisitions, including 28 material acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:

•	Expand our base of core system customers;

•	Expand our suite of complementary products and services;

•	Provide products and services that can be sold to existing core customers and outside our base; and /or

•	Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have only completed one acquisition since fiscal year 2010. After 38 years in business we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
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
Our four most recent acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2014	Banno	Mobile banking, web development and data-enriched marketing technology
2010	iPay Technologies	Internet and telephone bill payment services
2010	PEMCO Technology Services	Payment processing solutions for credit unions
2010	Goldleaf Financial Solutions	Integrated technology and payment processing solutions

Solutions
Our proprietary solutions are marketed through three business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, internet banking and electronic funds transfer (“EFT”), risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting more than 1,200 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, Internet banking and EFT, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities, and we can provide the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced implementation, and are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports over 780 credit union customers.

•
ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 10,800 domestic and international customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems and enable effective responses to dynamic industry trends.

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

•
CIF 20/20® is a parameter-driven, easy-to-use system that now supports over 610 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

•
Core Director® is a Windows®-based, client/server system that now supports over 210 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

•
Episys® is a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 610 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staffs available 24 hours-a-day, 365 days-a-year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology;

•	Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•	Highly effective change management and control processes; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting nearly 11,300 diverse clients.
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
Backlog as of June 30, 2014 totaled $513.2 million, consisting of $118.7 million for in-house products and services, and $394.5 million for outsourcing services. Approximately $300.0 million of the outsourcing services backlog as of June 30, 2014 is not expected to be realized during fiscal 2015 due to the long-term nature of many outsourcing contracts. Backlog as of June 30, 2013 totaled $498.8 million, consisting of $105.8 million for in-house products and services, and $393.0 million for outsourcing services.
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
Research and development expenses for fiscal years 2014, 2013, and 2012 were $66.7 million, $63.2 million, and $60.9 million, respectively. Capitalized software for fiscal years 2014, 2013, and 2012 was $62.2 million, $51.3 million, and $37.9 million, respectively.
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
JHA sells select products and services in the Caribbean and, as a result of recent acquisitions, Europe and South America. International sales account for less than 1 percent of JHA’s total revenue in each of the three years ended June 30, 2014, 2013, and 2012.
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
Jack Henry Banking and Symitar compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; and DH Corporation.  ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.
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
JHA provides outsourced data and item processing through OutLink™ Data Centers, electronic transaction processing through our PassPort and Enterprise Payments Solutions™, Internet banking through NetTeller, ProfitStar’s Teleweb, and MemberConnect™ online solutions, bill payment through iPay, network security monitoring through our Gladiator unit, Enterprise Payment Solutions and business recovery services through Centurion Disaster Recovery.
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

Employees
As of June 30, 2014 and 2013, JHA had 5,499 and 5,139 full-time employees, respectively. Of our full-time employees, approximately 950 are employed in the credit union segment of our business, with the remainder employed in the bank segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. In 2012, we experienced a disruption to our operations at our Lyndhurst, NJ processing center as a result of Super Storm Sandy. Any significant interruption of service could reduce revenue, have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs.
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
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks and other forms of cyber-terrorism. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and we may need to expend resources alleviating problems caused by breaches. Eliminating computer viruses and addressing other security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
Competition or general economic conditions may result in decreased demand or require price reductions or other concessions to customers which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors and service providers in all of our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products and services, we may need to lower prices or offer favorable terms in order to successfully compete.
The loss of key employees could adversely affect our business. We depend on the contributions and abilities of our senior management and other key employees. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key employees, we could suffer a loss of sales and delays in new product development, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers.
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
In December 2013 we entered into an agreement with The Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of St. Louis, which together regulate the Company's operations as the Federal Financial Institutions Examination Council ("FFIEC").  In 2012, operations at the Company's Lyndhurst, NJ processing center were temporarily but significantly disrupted by Super Storm Sandy, impacting the financial institutions served by that facility until the Company was able to return to normal operations. The agreement commits the Company to a process of assessing, improving and monitoring its disaster recovery and business continuity plans and the management of related risks across the Company.  The agreement also commits the Company to a process of reporting on corrective actions and to monitoring of its compliance with applicable regulations and guidance from the Regulators and the FFIEC. Regular reports of progress have been made to clients and to the regulators.  The Company has met all of the deadlines stipulated in the agreement and continues to mature the identified processes with the objective of achieving full compliance.  We are unable to predict what effect, if any, this agreement will have on our business.  Failure to comply with the agreement could have a material adverse effect on our business.
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
If we fail to adapt our products and services to changes in technology and the markets we serve, we could lose existing customers and be unable to attract new business. The markets for our software and hardware products and services are characterized by changing customer and regulatory requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services and we may be required to develop or acquire new products and services. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services as planned, or if we fail to sell our new or enhanced products and services, we may incur unanticipated expenses or fail to achieve anticipated revenues.
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
If others claim that we have infringed their intellectual property rights, we could be liable for significant damages or could be required to change our processes. We have agreed to indemnify many of our customers against claims that our products and services infringe on the proprietary rights of others. Infringement claims have been and will in the future be asserted with regard to our software solutions and services. Such claims, whether with or without merit, are time-consuming, may result in costly litigation and may not be resolved on terms favorable to us. If our defense of such claims is not successful, we could be forced to pay damages or could be subject to injunctions that would cause us to cease making or selling certain applications or force us to redesign applications.
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 6,800 commercial and savings banks and 6,800 credit unions. The number of commercial banks and credit unions has decreased because of failures over the last few years and mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, plus shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 40 leased office facilities in 21 states, which total approximately 465,000 square feet. All of our owned and leased office facilities are for normal business purposes.
Of our facilities, the credit union segment uses office space totaling approximately 177,000 square feet in eleven facilities. The majority of our San Diego, California offices are used in the credit union segment, as are portions of ten other office facilities. The remainder of our leased and owned facilities, approximately 1,288,000 square feet of office space, is primarily devoted to serving our bank segment or supports our whole business.
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

ITEM 3.  LEGAL PROCEEDINGS
Information with respect to our legal proceedings may be found at "Litigation" in Note 6 to the Financial Statements in Item 8, which is incorporated herein by reference.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
Fourth Quarter	$60.02	$52.87	$48.24	$37.90
Third Quarter	60.34	53.55	46.31	39.60
Second Quarter	59.37	49.08	40.71	37.12
First Quarter	52.42	47.14	38.22	33.92

The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2014 and 2013 are as follows:

	Fiscal 2014	Fiscal 2013
Fourth Quarter	$0.220	$0.200
Third Quarter	0.220	0.130
Second Quarter	0.200	0.115
First Quarter	0.200	0.115
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
On August 15, 2014, there were approximately 55,000 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $56.44 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1 - April 30, 2014	—	$—	—	7,137,063
May 1 - May 31, 2014	1,073,046	57.39	1,073,046	6,064,017
June 1 - June 30, 2014	867,960	58.90	867,960	5,196,057
Total	1,941,006	58.06	1,941,006	5,196,057
(1) 1,941,006 shares were purchased through a publicly announced repurchase plan. There were no shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Stock repurchase authorizations approved by the Company's Board of Directors as of May 3, 2013 was 25.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.
Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2014, of the market performance of the Company’s common stock with the S & P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2009	2010	2011	2012	2013	2014
JKHY	100.00	116.85	148.92	173.67	240.25	307.57
Old Peer Group	100.00	112.45	150.77	176.12	220.42	275.73
New Peer Group	100.00	115.50	159.31	171.86	198.72	273.95
S & P 500	100.00	114.43	149.55	157.70	190.18	236.98
This comparison assumes $100 was invested on June 30, 2009, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. In fiscal 2014, we changed our peer group of companies used for this analysis to maintain alignment with peer companies selected by our Compensation Committee for use in determining compensation for executive management.
Companies in the New Peer Group are ACI Worldwide, Inc., Bottomline Technology, Inc., Broadridge Financial Solutions, Cardtronics, Inc., Convergys Corp., Corelogic, Inc., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Heartland Payment Systems, Inc., Micros Systems, Inc., Moneygram International, Inc., SS&C Technologies Holdings, Inc., Total Systems Services, Inc., Tyler Technologies, Inc., Verifone Systems, Inc., and WEX, Inc..
Companies in the Old Peer Group are ACI Worldwide, Inc., Bottomline Technology, Inc., Cerner Corp., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Information Services, Inc., Fiserv, Inc., SEI Investments Company, Telecommunications Systems, Inc., and Tyler Technologies Corp.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2014	2013	2012	2011	2010
Revenue (1)	$1,210,053	$1,129,386	$1,027,109	$966,897	$836,586
Income from continuing operations	$201,136	$176,645	$154,984	$137,471	$117,870
Basic net income per share, continuing operations	$2.37	$2.05	$1.79	$1.60	$1.39
Diluted net income per share, continuing operations	$2.36	$2.04	$1.78	$1.59	$1.38
Dividends declared per share	$0.84	$0.56	$0.44	$0.40	$0.36
Balance Sheet Data
Working capital	$(44,435)	$35,627	$66,406	$(26,561)	$(51,283)
Total assets	$1,624,292	$1,629,155	$1,619,492	$1,505,797	$1,560,560
Long-term debt	$3,729	$7,366	$106,166	$127,939	$272,732
Stockholders’ equity	$1,038,161	$1,072,169	$983,056	$879,776	$750,372
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
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 5,600 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve nearly 11,300 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
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
During the last five fiscal years, our revenues have grown from $836,586 in fiscal 2010 to $1,210,053 in fiscal 2014. Income from continuing operations has grown from $117,870 in fiscal 2010 to $201,136 in fiscal 2014. This growth has resulted primarily from internal expansion.
We have two reportable segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.
We continue to focus on our objective of providing the best integrated solutions, products and customer service to our clients. We are cautiously optimistic regarding ongoing economic improvement and expect our clients to continue investing in our products and services to improve their operating efficiencies and performance. We anticipate that consolidation within the financial services industry will continue. Regulatory conditions and legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act will continue to impact the financial services industry and could motivate some financial institutions to postpone discretionary spending.
A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2014 to fiscal 2013 and compare fiscal 2013 to fiscal 2012.

RESULTS OF OPERATIONS
FISCAL 2014 COMPARED TO FISCAL 2013
In fiscal 2014, revenues increased 7% or $80,667 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which has resulted in a 9% increase in gross profit.
Operating expenses decreased 2% for the year mainly due to $12,436 of expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center. Provision for income taxes increased over the prior year. The prior year provision for income tax was low due to the tax impact of the Lyndhurst, New Jersey expenses and the release of previously unrecognized tax benefits. Increased revenue and gross margin, coupled with the above changes, resulted in a combined 14% increase in net income for fiscal 2014.
We move into fiscal 2015 following record revenue achieved in fiscal 2014. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.

REVENUE

License Revenue	Year Ended June 30,		% Change
	2014	2013
License	$53,009	$54,818	(3)%
Percentage of total revenue	4%	5%
License revenue represents the sale and delivery of application software systems contracted with us by the customer. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
License revenue decreased slightly due mainly to a decrease in license revenue from complementary products, particularly our remote deposit capture suite of products.
While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Year Ended June 30,		% Change
	2014	2013
Support and service	$1,098,386	$1,015,211	8%
Percentage of total revenue	91%	90%

	Year over Year
	$ Change	% Change
In-House Support & Other Services	$14,851	5%
Electronic Payment Services	37,158	9%
Outsourcing Services	21,408	10%
Implementation Services	9,758	11%
Total Increase	$83,175
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services and implementation services (including conversion, installation, configuration and training). There was growth in all support and service revenue components in fiscal 2014.
In-house support and other services revenue increased due to annual maintenance fee increases for both core and complementary products as our customers’ assets grow and due to maintenance fees associated with new software implemented.
Electronic payment services continue to experience the largest dollar growth. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Implementation services revenue increased due mainly to increased implementations of our credit union core products.

Hardware Revenue	Year Ended June 30,		% Change
	2014	2013
Hardware	$58,658	$59,357	(1)%
Percentage of total revenue	5%	5%

The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue decreased slightly. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third party vendors through remarketing agreements associated with license fee revenue. These costs were recognized when license revenue was recognized. Cost of support and service represented costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs were recognized as they were incurred. Cost of hardware consisted of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs were recognized at the same time as the related hardware revenue was recognized. Ongoing operating costs to provide support to our customers were recognized as they were incurred.

	Year Ended June 30,		% Change
	2014	2013
Cost of License	$4,273	$4,824	(11)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$48,736	$49,994	(3)%
Gross Profit Margin	92%	91%
Cost of support and service	$643,443	$603,920	7%
Percentage of total revenue	53%	53%
Support and Service Gross Profit	$454,943	$411,291	11%
Gross Profit Margin	41%	41%
Cost of hardware	$43,708	$43,650	—%
Percentage of total revenue	4%	4%
Hardware Gross Profit	$14,950	$15,707	(5)%
Gross Profit Margin	25%	26%
TOTAL COST OF SALES	$691,424	$652,394	6%
Percentage of total revenue	57%	58%
TOTAL GROSS PROFIT	$518,629	$476,992	9%
Gross Profit Margin	43%	42%
Cost of license consists of the direct costs of third party software. Sales of third party software products decreased slightly compared to last year, causing a slight increase in gross profit margins.
Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins are slightly lower due to decreased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Year Ended June 30,		% Change
	2014	2013
Selling and marketing	$86,570	$81,619	6%
Percentage of total revenue	7%	7%
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
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related salaries. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Year Ended June 30,		% Change
	2014	2013
Research and development	$66,748	$63,202	6%
Percentage of total revenue	6%	6%
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
Research and development expenses increased primarily due to increased headcount and related salaries.

General and Administrative	Year Ended June 30,		% Change
	2014	2013
General and administrative	$53,312	$66,624	(20)%
Percentage of total revenue	4%	6%
General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs.
General and administrative expenses in the current year includes $2,900 of insurance recoveries of costs related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center, whereas the prior year includes $12,436 of expenses related to the same event. General and administrative expenses, excluding the Lyndhurst expenses and subsequent insurance recoveries, increased slightly year-over-year due to additional headcount and related salaries.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2014	2013
Interest Income	$377	$640	(41)%
Interest Expense	$(1,105)	$(6,337)	(83)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased due to full repayment of our term loan in the fourth quarter of fiscal 2013.
PROVISION FOR INCOME TAXES
The provision for income taxes was $110,135 or 35.4% of income before income taxes in fiscal 2014 compared with $83,205 or 32.0% of income before income taxes in fiscal 2013. The increase in the effective tax rate was primarily due to the recognition of previously unrecognized tax benefits during the prior year quarter following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011, as well as the retroactive extension of the research and experimentation credit during the prior year quarter.

NET INCOME
Net income increased from $176,645, or $2.04 per diluted share, in fiscal 2013 to $201,136, or $2.36 per diluted share, in fiscal 2014.

FISCAL 2013 COMPARED TO FISCAL 2012
In fiscal 2013, revenues increased 10% or $102,277 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which resulted in a 13% increase in gross profit.
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
License revenue remained consistent with the prior year due to strong results from our core and complementary Credit Union products being offset by reduced revenue from our Alogent® products (our suite of deposit and image capture products targeted at large financial institutions) which reduced from a particularly strong prior year.
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

In-house support and other services revenue increased due to annual maintenance fee increases as our customers’ assets grew. Revenue from our complementary products also grew as the total number of supported in-house products grew.
Electronic payment services continued to experience the largest growth. The revenue increases were attributable to strong performance across debit/credit card processing services, online bill payment services and ACH processing.
Outsourcing services for banks and credit unions continued to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues.
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
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third party vendors through remarketing agreements associated with license fee revenue. These costs were recognized when license revenue was recognized. Cost of support and service represented costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs were recognized as they were incurred. Cost of hardware consisted of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs were recognized at the same time as the related hardware revenue was recognized. Ongoing operating costs to provide support to our customers were recognized as they were incurred.

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
Cost of license consisted of the direct costs of third party software. Sales of third party software products decreased compared to the prior year, leading to lower related costs and slightly increased gross profit margins.
Gross profit margins in support and service increased due to economies of scale realized from increased revenues, particularly in electronic payment services.
In general, changes in cost of hardware trended consistently with hardware revenue. For the fiscal year, margins decreased slightly, impacted by reduced sales of higher margin products related to hardware upgrades.
OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2013	2012
Selling and marketing	$81,619	$76,500	7%
Percentage of total revenue	7%	7%
Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conducted our sales efforts for our two reportable segments, and were overseen by regional sales managers. Our sales executives were responsible for pursuing lead generation activities for new core customers. Our account executives nurtured long-term relationships with our client base and cross sold our many complementary products and services.
Selling and marketing expenses for the year increased mainly due to higher commission expenses. This is in line with increased sales volume of long term service contracts on which commissions were paid as a percentage of total revenue.

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
General and administrative costs included all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased compared to the prior year due mainly to $12,475 of expenses, net of $2,390 insurance recoveries received, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center.

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

Bank Systems and Services
	2014	% Change	2013	% Change	2012
Revenue	$912,976	8%	$848,058	9%	$778,455
Gross profit	$384,070	8%	$354,373	10%	$321,515
Gross profit margin	42%		42%		41%
In fiscal 2014, revenue increased 8% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 12% year-over-year growth in electronic payment services revenues from transaction processing and a 10% increase in outsourcing services revenue. Gross profit margins remain consistent year-over-year.
In fiscal 2013, revenue increased 9% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to 17% growth in electronic transaction processing services and an 11%

increase in outsourcing services. The slight increase in margin was driven mainly by increased support and service margins due to economies of scale realized from increased revenues, particularly in electronic payment services.

Credit Union Systems and Services
	2014	% Change	2013	% Change	2012
Revenue	$297,077	6%	$281,328	13%	$248,654
Gross profit	$134,559	10%	$122,619	20%	$102,215
Gross profit margin	45%		44%		41%
In fiscal 2014, revenue in the Credit Union segment increased 6% over the prior year, driven by all components of support & service revenue. In particular, electronic payment services increased due to the continuing growth of our transaction processing and debit/credit card processing services and in-house maintenance revenues also increased. Gross profit margins for the Credit Union segment increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.
In fiscal 2013, revenue in the Credit Union systems and services reportable segment increased in all three of our revenue areas (license, support & service and hardware). Support & service revenues grew 13% through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and outsourcing services. Gross profit margins for the Credit Union segment increased mainly due to increased license revenue from licenses with no related costs and increased support and service margins due to economies of scale realized.

LIQUIDITY AND CAPITAL RESOURCES
We have historically generated positive cash flow from operations and have generally used funds generated from operations and short-term borrowings on our revolving credit facility to meet capital requirements. We expect this trend to continue in the future.
The Company's cash and cash equivalents decreased to $70,377 at June 30, 2014 from $127,905 at June 30, 2013. The decrease from June 30, 2013 is primarily due to the Banno acquisition and ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2014	2013
Net income	$201,136	$176,645
Non-cash expenses	135,704	133,334
Change in receivables	7,498	(12,739)
Change in deferred revenue	15,072	8,597
Change in other assets and liabilities	(17,751)	3,337
Net cash provided by operating activities	$341,659	$309,174
Cash provided by operating activities increased 11% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the fiscal year ended June 30, 2014 totaled $131,780 and included capital expenditures on facilities and equipment of $33,185, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $27,894 of payments for the acquisition of Banno, $62,194 for the development of software and $16,288 for the purchase and development of internal use software. These expenditures have been partially offset by $7,781 proceeds received primarily from sale of aircraft. Cash used in investing activities for the fiscal year ended June 30, 2013 totaled $97,244 and included capital expenditures on facilities and equipment totaled $46,256, which included spending on our online bill payment data center migration and an aircraft purchase. Other uses of cash included $51,332 for the development of software and $186 for the acquisition of customer contracts. These expenditures were partially offset by $530 proceeds from sale of assets.
Financing activities used cash of $267,407 during the fiscal year ended June 30, 2014. Cash used was mainly dividends paid to stockholders of $71,251, $175,699 for the purchase of treasury shares, and repayments of capital leases of $22,158. Cash used was partially offset by $1,701 net proceeds from the issuance of stock and tax related to stock-based compensation. During the fourth quarter, the Company also borrowed $25,000 against its revolving line of credit and the full amount of the borrowing was repaid in the same period. Financing activities used cash of $241,338 during fiscal 2013. There were cash outflows to repay long and short term borrowings on our credit facilities of $145,180, dividends paid to stockholders of $48,202 and repurchases of treasury shares of $58,126. Cash used was partially offset by $10,170 net proceeds from the issuance of stock and tax related to stock-based compensation.
At June 30, 2014, the Company had negative working capital of $44,435; however, the largest component of current liabilities was deferred revenue of $312,002, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we continue to have access to unused lines of credit in excess of $150,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures in the fiscal year were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2014, the Company had $24,223 of purchase commitments related to property and equipment. We anticipate that these commitments will be funded by cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,196 additional shares. The total cost of treasury shares at June 30, 2014 is $577,781. During fiscal 2014, the Company repurchased 3,041 treasury shares for $175,699. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had authority to repurchase up to 8,237 additional shares.
On August 22, 2014, the Company's Board of Directors declared a cash dividend of $0.22 per share on its common stock, payable on September 26, 2014 to shareholders of record on September 5, 2014. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $7,757 remains outstanding at June 30, 2014 of which $4,028 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,379 at June 30, 2014.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at June 30, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At June 30, 2014, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2014, the Company’s total off balance sheet contractual obligations were $55,370. This balance consists of $31,147 of long-term operating leases for various facilities and equipment which expire from 2015 to 2021 and $24,223 of purchase commitments related to property and equipment. The contractual obligations table below excludes $8,620 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2014	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$7,851	$14,024	$7,469	$1,803	$31,147
Capital lease obligations	5,407	3,729	—	—	9,136
Purchase obligations	24,223	—	—	—	24,223
Total	$37,481	$17,753	$7,469	$1,803	$64,506

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

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
We have no outstanding debt with variable interest rates as of June 30, 2014 and are therefore not currently exposed to interest risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 26, 2014

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
As of the end of the Company’s 2014 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined the Company’s internal control over financial reporting as of June 30, 2014 was effective.
The Company’s internal control over financial reporting as of June 30, 2014 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri
We have audited the internal control over financial reporting of Jack Henry & Associates Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company, and our report dated August 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 26, 2014

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2014	2013	2012
REVENUE
License	$53,009	$54,818	$54,811
Support and service	1,098,386	1,015,211	909,176
Hardware	58,658	59,357	63,122
Total revenue	1,210,053	1,129,386	1,027,109

COST OF SALES
Cost of license	4,273	4,824	6,111
Cost of support and service	643,443	603,920	551,285
Cost of hardware	43,708	43,650	45,983
Total cost of sales	691,424	652,394	603,379

GROSS PROFIT	518,629	476,992	423,730

OPERATING EXPENSES
Selling and marketing	86,570	81,619	76,500
Research and development	66,748	63,202	60,876
General and administrative	53,312	66,624	50,119
Total operating expenses	206,630	211,445	187,495

OPERATING INCOME	311,999	265,547	236,235

INTEREST INCOME (EXPENSE)
Interest income	377	640	1,176
Interest expense	(1,105)	(6,337)	(5,743)
Total interest income (expense)	(728)	(5,697)	(4,567)

INCOME BEFORE INCOME TAXES	311,271	259,850	231,668

PROVISION FOR INCOME TAXES	110,135	83,205	76,684

NET INCOME	$201,136	$176,645	$154,984

Diluted earnings per share	$2.36	$2.04	$1.78
Diluted weighted average shares outstanding	85,396	86,619	87,287

Basic earnings per share	$2.37	$2.05	$1.79
Basic weighted average shares outstanding	84,866	86,040	86,599

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$127,905
Receivables, net	224,041	231,263
Income tax receivable	7,937	6,107
Prepaid expenses and other	59,824	59,244
Prepaid cost of product	22,202	23,366
Total current assets	384,381	447,885
PROPERTY AND EQUIPMENT, net	291,675	300,511
OTHER ASSETS:
Non-current prepaid cost of product	34,708	27,898
Computer software, net of amortization	160,391	132,612
Other non-current assets	38,121	30,411
Customer relationships, net of amortization	136,602	147,167
Other intangible assets, net of amortization	25,653	9,380
Goodwill	552,761	533,291
Total other assets	948,236	880,759
Total assets	$1,624,292	$1,629,155
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$11,701
Accrued expenses	63,299	68,528
Deferred income tax liability	37,592	30,845
Notes payable and current maturities of long term debt	5,407	7,929
Deferred revenues	312,002	293,255
Total current liabilities	428,816	412,258
LONG TERM LIABILITIES:
Non-current deferred revenues	8,985	11,342
Non-current deferred income tax liability	134,918	120,434
Debt, net of current maturities	3,729	7,366
Other long-term liabilities	9,683	5,586
Total long term liabilities	157,315	144,728
Total liabilities	586,131	556,986
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014; 101,993,808 shares issued at June 30, 2013	1,024	1,020
Additional paid-in capital	412,512	400,710
Retained earnings	1,202,406	1,072,521
Less treasury stock at cost 19,794,559 shares at June 30, 2014; 16,753,889 shares at June 30, 2013	(577,781)	(402,082)
Total stockholders' equity	1,038,161	1,072,169
Total liabilities and equity	$1,624,292	$1,629,155
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2014	2013	2012

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	101,993,808	101,482,461	100,766,173
Shares issued for equity-based payment arrangements	344,372	405,270	594,428
Shares issued for Employee Stock Purchase Plan	91,746	106,077	121,860
Shares, end of year	102,429,926	101,993,808	101,482,461

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,020	$1,015	$1,008
Shares issued for equity-based payment arrangements	3	4	6
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,024	$1,020	$1,015

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$400,710	$381,919	$361,131
Shares issued upon exercise of stock options	606	6,771	10,998
Tax withholding related to share based compensation	(6,598)	(3,926)	(4,112)
Shares issued for Employee Stock Purchase Plan	4,283	3,699	3,321
Tax benefits from share-based compensation	3,420	3,632	3,631
Stock-based compensation expense	10,091	8,615	6,950
Balance, end of year	$412,512	$400,710	$381,919

RETAINED EARNINGS:
Balance, beginning of year	$1,072,521	$944,078	$827,222
Net income	201,136	176,645	154,984
Dividends	(71,251)	(48,202)	(38,128)
Balance, end of year	$1,202,406	$1,072,521	$944,078

TREASURY STOCK:
Balance, beginning of year	$(402,082)	$(343,956)	$(309,585)
Purchase of treasury shares	(175,699)	(58,126)	(34,371)
Balance, end of year	$(577,781)	$(402,082)	$(343,956)

TOTAL STOCKHOLDERS' EQUITY	$1,038,161	$1,072,169	$983,056
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$201,136	$176,645	$154,984
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	52,935	51,967	45,322
Amortization	54,836	48,374	49,297
Change in deferred income taxes	22,032	24,091	22,610
Excess tax benefits from stock-based compensation	(3,406)	(3,621)	(3,465)
Expense for stock-based compensation	10,091	8,615	6,950
(Gain)/loss on disposal of assets	(784)	3,908	1,198
Changes in operating assets and liabilities:
Change in receivables	7,498	(12,739)	(10,795)
Change in prepaid expenses, prepaid cost of product and other	(15,386)	(4,430)	(22,962)
Change in accounts payable	(1,252)	(4,582)	3,488
Change in accrued expenses	(6,364)	7,774	7,770
Change in income taxes	5,251	4,575	9,257
Change in deferred revenues	15,072	8,597	896
Net cash from operating activities	341,659	309,174	264,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(27,894)	—	—
Capital expenditures	(33,185)	(46,256)	(41,441)
Proceeds from sale of assets	7,781	530	2,772
Customer contracts acquired	—	(186)	(720)
Internal use software	(16,288)	—	—
Computer software developed	(62,194)	(51,332)	(37,873)
Proceeds from investments	—	—	3,000
Purchase of investments	—	—	(2,000)
Net cash from investing activities	(131,780)	(97,244)	(76,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	25,000	—	—
Repayments on credit facilities	(47,158)	(145,180)	(35,280)
Purchase of treasury stock	(175,699)	(58,126)	(34,371)
Dividends paid	(71,251)	(48,202)	(38,128)
Excess tax benefits from stock-based compensation	3,406	3,621	3,465
Proceeds from issuance of common stock upon exercise of stock options	609	6,775	11,004
Minimum tax withholding payments related to share based compensation	(6,598)	(3,926)	(4,112)
Proceeds from sale of common stock, net	4,284	3,700	3,322
Net cash from financing activities	(267,407)	(241,338)	(94,100)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,528)	$(29,408)	$94,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$157,313	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,377	$127,905	$157,313

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
PRIOR PERIOD RECLASSIFICATION
Certain amounts included within the consolidated statements of cash flows for the years ended June 30, 2013 and 2012 have been restated to correct an error related to the presentation of excess tax benefits from stock based compensation within cash flows from operating activities. Such correction adjusted the cash flow statement for 2013 and 2012 by presenting excess tax benefits from stock based compensation as a separate line item and increasing the change in income taxes by $3,621 and $3,465 for the respective periods. There was no change in total cash flows from operating, investing or financing activities.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the years ended June 30, 2014, 2013, and 2012 equals the Company’s net income.
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

COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,196 additional shares. The total cost of treasury shares at June 30, 2014 is $577,781. During fiscal 2014, the Company repurchased 3,041 treasury shares for $175,699. At June 30, 2013, there were 16,754 shares in treasury stock and the Company had authority to repurchase up to 8,237 additional shares.
Dividends declared per share were $0.84, $0.56, and $0.44 for the years ended June 30, 2014, 2013, and 2012, respectively.
EARNINGS PER SHARE
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

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

Fair value of financial assets, included in cash and cash equivalents, is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2014
Financial Assets:
Money market funds	$28,877	$—	$—	$28,877
June 30, 2013
Financial Assets:
Money market funds	$101,576	$—	$—	$101,576

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2014	2013	Estimated Useful Life
Land	$24,987	$25,003
Land improvements	25,411	25,385	5 - 20 years
Buildings	143,733	142,350	20 - 30 years
Leasehold improvements	28,962	24,037	5 - 20 years	(1)
Equipment and furniture	316,064	293,044	3 - 10 years
Aircraft and equipment	27,246	45,179	5 - 15 years
Construction in progress	12,199	18,099
	578,602	573,097
Less accumulated depreciation	286,927	272,586
Property and equipment, net	$291,675	$300,511
(1)  Lesser of lease term or estimated useful life
Property and equipment included $523 and $2,179 that was in accrued liabilities at June 30, 2014 and 2013, respectively. Also, the Company acquired $16,119 and $29,131 of computer equipment through capital leases for the years ended June 30, 2014 and 2013, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the years ended June 30, 2014 and 2013, by reportable segments, is as follows:

	June 30,
Banking	2014	2013
Beginning balance	$403,720	$403,949
Goodwill, acquired during the year	19,470	—
Goodwill, written off related to sale	—	(229)
Ending balance	$423,190	$403,720

Credit Union
Beginning balance	$129,571	$129,571
Goodwill, acquired during the year	—	—
Ending balance	$129,571	$129,571

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30,
	2014	2013
Customer relationships	$276,337	$272,391
Less accumulated amortization	(139,735)	(125,224)
Customer relationships, net	$136,602	$147,167

Other intangible assets	$29,660	$10,735
Less accumulated amortization	(4,007)	(1,355)
Other intangible assets, net	$25,653	$9,380

Computer software	$345,248	$288,095
Less accumulated amortization	(184,857)	(155,483)
Computer software, net	$160,391	$132,612
Customer relationships have lives ranging from 5 to 20 years. Our other intangible assets have useful lives ranging from 3 to 20 years.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from 5 to 10 years. Amortization expense for computer software totaled $37,720, $33,145, and $32,807 for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. There were no material impairments in any of the fiscal years presented.
Amortization expense for all intangible assets was $54,836, $48,374, and $49,297 for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2014, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2015	$39,051	$14,398	$4,493	$57,942
2016	31,820	13,814	4,267	49,901
2017	23,006	13,585	2,761	39,352
2018	15,496	13,050	894	29,440
2019	7,151	12,829	697	20,677

NOTE 5.    DEBT
The Company’s outstanding long and short term debt is as follows:

	June 30,	June 30,
	2014	2013
LONG TERM DEBT
Capital leases	$7,757	$14,161
Other borrowings	—	120
	7,757	14,281
Less current maturities	4,028	6,915
Debt, net of current maturities	$3,729	$7,366

SHORT TERM DEBT
Capital leases	$1,379	$1,014
Current maturities of long-term debt	4,028	6,915
Notes payable and current maturities of long term debt	$5,407	$7,929

The following table summarizes the annual principal payments required as of June 30, 2014:

Years ended June 30,
2015	$5,407
2016	3,729
2017	—
2018	—
2019	—
Thereafter	—
$9,136
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $7,757 remains outstanding at June 30, 2014 and $4,028 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,379 at June 30, 2014. Included in property and equipment are assets under capital leases totaling $37,316, which have accumulated depreciation totaling $7,994.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at June 30, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At June 30, 2014, no amount was outstanding.
Interest
The Company paid interest of $620, $3,549, and $3,899 in 2014, 2013, and 2012 respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
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
Property and Equipment
The Company had $14,293 of material commitments at June 30, 2014 to purchase property and equipment related mainly to the purchase of aircraft. There were $18,779 material commitments at June 30, 2013.
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

As of June 30, 2014, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2015	$7,851
2016	7,587
2017	6,437
2018	5,016
2019	2,453
Thereafter	1,803
Total	$31,147
Rent expense was $8,609, $8,124, and $8,410 in 2014, 2013, and 2012 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes from continuing operations consists of the following:

	Year Ended June 30,
	2014	2013	2012
Current:
Federal	$77,938	$54,574	$48,053
State	10,166	4,540	6,022
Deferred:
Federal	18,400	19,553	20,649
State	3,631	4,538	1,960
	$110,135	$83,205	$76,684
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2014	2013
Deferred tax assets:
Deferred revenue	$4,996	$5,846
Expense reserves (bad debts, insurance, franchise tax and vacation)	14,776	12,515
Net operating loss carryforwards	4,218	6,363
Other, net	1,122	1,383
	25,112	26,107

Deferred tax liabilities:
Accelerated tax depreciation	(29,247)	(35,046)
Accelerated tax amortization	(125,054)	(106,147)
Prepaid expenses	(29,264)	(25,779)
Other, net	(13,357)	(9,714)
	(196,922)	(176,686)

Net deferred tax liability before valuation allowance	(171,810)	(150,579)
Valuation allowance	(700)	(700)
Net deferred tax liability	$(172,510)	$(151,279)

The deferred taxes are classified on the balance sheets as follows:

	2014	2013
Deferred income taxes (current)	$(37,592)	$(30,845)
Deferred income taxes (long-term)	(134,918)	(120,434)
	$(172,510)	$(151,279)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2014	2013	2012
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.9%	2.3%	2.2%
Research and development credit	(0.7)%	(3.3)%	(1.8)%
Domestic production activities deduction	(2.1)%	(2.2)%	(2.1)%
Other (net)	0.3%	0.2%	(0.2)%
	35.4%	32.0%	33.1%
As of June 30, 2014, we have $8,761 of net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc., which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2014, we had state NOL carryforwards of $1,705. The federal and state losses have varying expiration dates, ranging from 2014 to 2034. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $700 of these losses will expire unutilized. Accordingly, a valuation allowance of $700 and $700 has been recorded against these assets as of June 30, 2014 and 2013, respectively.
The Company paid income taxes of $83,014, $54,815, and $44,962 in 2014, 2013, and 2012 respectively.
At June 30, 2013, the Company had $4,890 of unrecognized tax benefits. At June 30, 2014, the Company had $7,834 of gross unrecognized tax benefits, $5,366 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,315 and $597 related to uncertain tax positions at June 30, 2014 and 2013, respectively.
A reconciliation of the unrecognized tax benefits for the years ended June 30, 2014 and 2013 follows:

Unrecognized Tax Benefits
Balance at July 1, 2012	$6,202
Additions for current year tax positions	1,087
Reductions for current year tax positions	—
Additions for prior year tax positions	510
Reductions for prior year tax positions	(2,720)
Settlements	—
Reductions related to expirations of statute of limitations	(189)
Balance at June 30, 2013	4,890
Additions for current year tax positions	1,380
Reductions for current year tax positions	—
Additions for prior year tax positions	1,662
Reductions for prior year tax positions	(1)
Settlements	—
Reductions related to expirations of statute of limitations	(97)
Balance at June 30, 2014	$7,834
The U.S. federal and state income tax returns for June 30, 2011 and all subsequent years remain subject to examination as of June 30, 2014 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $1,700 - $2,300 within twelve months of June 30, 2014.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2014, 2013, and 2012) are maintained for potential credit losses.
In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the years ended June 30, 2014, 2013 and 2012 includes $10,091, $8,615 and $6,950 of equity-based compensation costs, respectively, of which $9,335, $7,962 and $6,364 relates to the restricted stock plan, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”).
The 1996 SOP was adopted by the Company on October 29, 1996, for its employees. Terms and vesting periods of the options were determined by the Compensation Committee of the Board of Directors when granted and for options outstanding include vesting periods up to four years. Shares of common stock were reserved for issuance under this plan at the time of each grant, which must be at or above fair market value of the stock at the grant date. The options terminate 30 days after termination of employment, 3 months after retirement, one year after death or 10 years after the date of grant. The plan terminated by its terms on October 29, 2006, although options previously granted under the 1996 SOP are still outstanding and vested.
The 2005 NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options are exercisable beginning 6 months after grant at an exercise price equal to the fair market value of the stock at the grant date. For individuals who have served less than 4 continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of 1 year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock have been reserved for issuance under this plan with a maximum of 100 for each director.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2011	990	$15.65
Granted	—	—
Forfeited	—	—
Exercised	(526)	15.17
Outstanding July 1, 2012	464	16.19
Granted	—	—
Forfeited	—	—
Exercised	(320)	13.68
Outstanding July 1, 2013	144	21.79
Granted	—	—
Forfeited	—	—
Exercised	(19)	18.42
Outstanding June 30, 2014	125	$22.29	$4,633
Vested June 30, 2014	125	$22.29	$4,633
Exercisable June 30, 2014	125	$22.29	$4,633
There were no options granted during any period presented. As of June 30, 2014, there was no unrecognized compensation costs related to stock options since all options have now vested. The weighted average remaining contractual term on options currently exercisable as of June 30, 2014 was 3.49 years.

The income tax benefits from stock option exercises totaled $3,420, $3,632 and $3,631 for the years ended June 30, 2014, 2013, and 2012, respectively.
The total intrinsic value of options exercised was $704, $8,254 and $9,654 for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.
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
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	416	$22.34
Granted	42	31.50
Vested	(106)	22.92
Forfeited	(20)	25.49
Outstanding July 1, 2012	332	23.13
Granted	53	36.78
Vested	(125)	23.17
Forfeited	(8)	23.11
Outstanding July 1, 2013	252	25.92
Granted	30	54.13
Vested	(143)	24.41
Forfeited	(1)	22.17
Outstanding June 30, 2014	138	$33.56
The non-vested share awards will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.
At June 30, 2014, there was $1,492 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 0.92 years.
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

The following table summarizes non-vested unit awards as of June 30, 2014, as well as activity for the year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2011	293	$15.77
Granted	391	19.69
Vested	—	—
Forfeited	(12)	15.77
Outstanding July 1, 2012	672	18.05
Granted	174	42.39
Vested	—	—
Forfeited	(32)	22.45
Outstanding July 1, 2013	814	23.08
Granted	164	48.21
Vested	(168)	15.77
Forfeited	(101)	15.77
Outstanding June 30, 2014	709	$31.66
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

	Year Ended June 30,
	2014	2013	2012
Volatility	21.6%	23.3%	34.2%
Risk free interest rate	0.91%	0.33%	0.31%
Dividend yield	1.6%	1.2%	1.5%
Stock Beta	0.837	0.864	0.903
At June 30, 2014, there was $8,193 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 0.91 years.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share, as well as cash dividends paid per share:

	Year Ended June 30,
	2014	2013	2012
Net Income	$201,136	$176,645	$154,984
Common share information:
Weighted average shares outstanding for basic earnings per share	84,866	86,040	86,599
Dilutive effect of stock options and restricted stock	530	579	688
Weighted average shares outstanding for diluted earnings per share	85,396	86,619	87,287
Basic earnings per share	$2.37	$2.05	$1.79
Diluted earnings per share	$2.36	$2.04	$1.78
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 24 anti-dilutive stock options and restricted stock excluded from the computation of diluted earnings per share for fiscal 2014, with no shares excluded for fiscal 2013 and no shares excluded for fiscal 2012.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2014, 2013 and 2012 was $756, $653 and $586, respectively.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $13,617, $12,426, and $11,376 for fiscal 2014, 2013 and 2012, respectively.

NOTE 12.    BUSINESS ACQUISITION
Banno, LLC
Effective March 1, 2014, the Company acquired all of the equity interests of Banno, an Iowa-based company that provides Web and transaction marketing services with a focus on the mobile medium, for $27,910 paid in cash. This acquisition was funded using existing operating cash. The acquisition of Banno expanded the Company’s presence in online and mobile technologies within the industry.
Management has completed a preliminary purchase price allocation of Banno and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 1, 2014 are set forth below:

Current assets	$610
Long-term assets	87
Identifiable intangible assets	9,255
Total liabilities assumed	(1,512)
Total identifiable net assets	8,440
Goodwill	19,470
Net assets acquired	27,910
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.
The goodwill of $19,470 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Banno, together with the value of Banno’s assembled workforce. Goodwill from this acquisition has been allocated to our Banking Systems and Services segment. Approximately 95% of the goodwill is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consists of customer relationships of $3,946, $3,546 of computer software and other intangible assets of $1,763. The weighted average amortization period for acquired customer relationships, acquired computer software, and other intangible assets is 15 years, 8 years, and 20 years, respectively.
Current assets is inclusive of cash acquired of $16. The fair value of current assets acquired included accounts receivable of $476. The gross amount receivable is $501, of which $25 is expected to be uncollectible.
During fiscal year 2014, the Company incurred $30 in costs related to the acquisition of Banno. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Banno’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2014 included revenue of $848 and after-tax net loss of $1,121.
The accompanying consolidated statements of income for the three and twelve month periods ended June 30, 2014 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to our both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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

	Year Ended
	June 30, 2014
	Bank	Credit Union	Total
REVENUE
License	$30,253	$22,756	$53,009
Support and service	840,066	258,320	1,098,386
Hardware	42,657	16,001	58,658
Total revenue	912,976	297,077	1,210,053
COST OF SALES
Cost of license	3,316	957	4,273
Cost of support and service	493,724	149,719	643,443
Cost of hardware	31,866	11,842	43,708
Total cost of sales	528,906	162,518	691,424
GROSS PROFIT	$384,070	$134,559	518,629

OPERATING EXPENSES			206,630

INTEREST INCOME (EXPENSE)			(728)

INCOME BEFORE INCOME TAXES			$311,271

	Year Ended
	June 30, 2013
	Bank	Credit Union	Total
REVENUE
License	$32,933	$21,885	$54,818
Support and service	774,073	241,138	1,015,211
Hardware	41,052	18,305	59,357
Total revenue	848,058	281,328	1,129,386
COST OF SALES
Cost of license	3,699	1,125	4,824
Cost of support and service	460,050	143,870	603,920
Cost of hardware	29,936	13,714	43,650
Total cost of sales	493,685	158,709	652,394
GROSS PROFIT	$354,373	$122,619	476,992

OPERATING EXPENSES			211,445

INTEREST INCOME (EXPENSE)			(5,697)

INCOME BEFORE INCOME TAXES			$259,850

	Year Ended
	June 30, 2012
	Bank	Credit Union	Total
REVENUE
License	$37,200	$17,611	$54,811
Support and service	696,204	212,972	909,176
Hardware	45,051	18,071	63,122
Total revenue	778,455	248,654	1,027,109
COST OF SALES
Cost of license	4,863	1,248	6,111
Cost of support and service	419,954	131,331	551,285
Cost of hardware	32,123	13,860	45,983
Total cost of sales	456,940	146,439	603,379
GROSS PROFIT	$321,515	$102,215	423,730

OPERATING EXPENSES			187,495

INTEREST INCOME (EXPENSE)			(4,567)

INCOME BEFORE INCOME TAXES			$231,668

	Year Ended June 30,
	2014	2013	2012
Depreciation expense, net
Bank systems and services	$48,382	$47,789	$41,053
Credit Unions systems and services	4,553	4,178	4,269
Total	$52,935	$51,967	$45,322
Amortization expense, net
Bank systems and services	$39,152	$32,959	$35,492
Credit Unions systems and services	15,684	15,415	13,805
Total	$54,836	$48,374	$49,297
Capital expenditures
Bank systems and services	$32,736	$44,976	$34,963
Credit Unions systems and services	449	1,280	6,478
Total	$33,185	$46,256	$41,441

	June 30,	June 30,
	2014	2013
Property and equipment, net
Bank systems and services	$258,437	$265,595
Credit Union systems and services	33,238	34,916
Total	$291,675	$300,511
Intangible assets, net
Bank systems and services	$643,972	$589,891
Credit Union systems and services	231,435	232,559
Total	$875,407	$822,450
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14.    SUBSEQUENT EVENTS
On August 22, 2014, the Company's Board of Directors declared a cash dividend of $0.22 per share on its common stock, payable on September 26, 2014 to shareholders of record on September 5, 2014.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$11,779	$12,893	$15,267	$13,070	$53,009
Support and service	269,544	274,276	270,931	283,635	1,098,386
Hardware	14,338	15,356	14,731	14,233	58,658
Total revenue	295,661	302,525	300,929	310,938	1,210,053
COST OF SALES
Cost of license	1,412	947	1,167	747	4,273
Cost of support and service	154,583	157,893	164,223	166,744	643,443
Cost of hardware	10,941	10,867	11,008	10,892	43,708
Total cost of sales	166,936	169,707	176,398	178,383	691,424
GROSS PROFIT	128,725	132,818	124,531	132,555	518,629
OPERATING EXPENSES
Selling and marketing	21,458	21,071	22,034	22,007	86,570
Research and development	15,673	16,142	17,486	17,447	66,748
General and administrative	14,250	12,132	13,629	13,301	53,312
Total operating expenses	51,381	49,345	53,149	52,755	206,630
OPERATING INCOME	77,344	83,473	71,382	79,800	311,999
INTEREST INCOME (EXPENSE)
Interest income	131	129	84	33	377
Interest expense	(280)	(267)	(262)	(296)	(1,105)
Total interest income (expense)	(149)	(138)	(178)	(263)	(728)
INCOME BEFORE INCOME TAXES	77,195	83,335	71,204	79,537	311,271
PROVISION FOR INCOME TAXES	27,407	29,353	24,447	28,928	110,135
NET INCOME	$49,788	$53,982	$46,757	$50,609	$201,136

Diluted earnings per share	$0.58	$0.63	$0.55	$0.60	$2.36
Diluted weighted average shares outstanding	85,854	85,986	85,467	84,276	85,396

Basic earnings per share	$0.58	$0.63	$0.55	$0.60	$2.37
Basic weighted average shares outstanding	85,294	85,450	84,981	83,740	84,866

	For the Year Ended June 30, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$12,864	$13,210	$16,681	$12,063	$54,818
Support and service	244,585	250,310	250,415	269,901	1,015,211
Hardware	13,552	15,174	14,447	16,184	59,357
Total revenue	271,001	278,694	281,543	298,148	1,129,386
COST OF SALES
Cost of license	1,077	1,251	1,360	1,136	4,824
Cost of support and service	143,418	144,683	155,012	160,807	603,920
Cost of hardware	10,578	10,523	10,581	11,968	43,650
Total cost of sales	155,073	156,457	166,953	173,911	652,394
GROSS PROFIT	115,928	122,237	114,590	124,237	476,992
OPERATING EXPENSES
Selling and marketing	20,189	19,937	20,935	20,558	81,619
Research and development	14,645	15,691	15,996	16,870	63,202
General and administrative	13,578	27,181	11,950	13,915	66,624
Total operating expenses	48,412	62,809	48,881	51,343	211,445
OPERATING INCOME	67,516	59,428	65,709	72,894	265,547
INTEREST INCOME (EXPENSE)
Interest income	187	190	133	130	640
Interest expense	(1,341)	(1,261)	(1,034)	(2,701)	(6,337)
Total interest income (expense)	(1,154)	(1,071)	(901)	(2,571)	(5,697)
INCOME BEFORE INCOME TAXES	66,362	58,357	64,808	70,323	259,850
PROVISION FOR INCOME TAXES	23,887	17,852	18,812	22,654	83,205
NET INCOME	$42,475	$40,505	$45,996	$47,669	$176,645

Diluted net income per share	$0.49	$0.47	$0.53	$0.55	$2.04
Diluted weighted average shares outstanding	86,605	86,639	86,705	86,525	86,619

Basic net income per share	$0.49	$0.47	$0.53	$0.56	$2.05
Basic weighted average shares outstanding	86,109	86,084	86,120	85,845	86,040

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
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.”  Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2014; their report is included in Item 8 of this Form 10K.
During the fiscal quarter ending June 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2014 fiscal year end in the definitive proxy statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers and Significant Employees” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance”, “Director Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, "Compensation and Risk", and “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012
- Consolidated Balance Sheets as of June 30, 2014 and 2013
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2014, 2013 and 2012
- Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.    Description

3.1.7	Restated Certificate of Incorporation, attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003.

3.2.3	Restated and Amended Bylaws, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2013.

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

10.46	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2012.

10.47	Form of Restricted Stock Agreement (independent directors), attached as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2013.

10.48	Form of Termination Benefits Agreements (executives), attached as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed February 6, 2014.

21.1	List of the Company’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) the Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of August, 2014.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Chairman of the Board, Chief Executive Officer and Director	August 26, 2014

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 26, 2014

/s/ Matthew Flanigan Matthew Flanigan	Director	August 26, 2014

/s/ Marla Shepard Marla Shepard	Director	August 26, 2014

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 26, 2014

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 26, 2014

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 26, 2014

/s/ Laura G. Kelly Laura G. Kelly	Director	August 26, 2014