Form 10-Q
period 2014-09-30
HENRY JACK & ASSOCIATES INC
filed 2014-11-05
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 3, 2014, Registrant had 81,775,635 shares of Common Stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,402	$70,377
Receivables, net	159,110	224,041
Income tax receivable	2,618	7,937
Prepaid expenses and other	72,340	59,824
Prepaid cost of product	28,649	22,202
Total current assets	302,119	384,381
PROPERTY AND EQUIPMENT, net	301,132	291,675
OTHER ASSETS:
Non-current prepaid cost of product	36,370	34,708
Computer software, net of amortization	167,585	160,391
Other non-current assets	37,389	38,121
Customer relationships, net of amortization	132,893	136,602
Other intangible assets, net of amortization	27,805	25,653
Goodwill	552,761	552,761
Total other assets	954,803	948,236
Total assets	$1,558,054	$1,624,292
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,316	$10,516
Accrued expenses	58,038	63,299
Accrued income taxes	14,690	—
Deferred income tax liability	37,592	37,592
Notes payable and current maturities of long term debt	9,964	5,407
Deferred revenues	260,552	312,002
Total current liabilities	389,152	428,816
LONG TERM LIABILITIES:
Non-current deferred revenues	9,017	8,985
Non-current deferred income tax liability	136,576	134,918
Debt, net of current maturities	1,041	3,729
Other long-term liabilities	10,349	9,683
Total long term liabilities	156,983	157,315
Total liabilities	546,135	586,131
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,611,471 shares issued at September 30, 2014; 102,429,926 shares issued at June 30, 2014	1,026	1,024
Additional paid-in capital	412,092	412,512
Retained earnings	1,237,126	1,202,406
Less treasury stock at cost 20,843,232 shares at September 30, 2014; 19,794,559 shares at June 30, 2014	(638,325)	(577,781)
Total stockholders' equity	1,011,919	1,038,161
Total liabilities and equity	$1,558,054	$1,624,292
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
REVENUE
License	$13,610	$11,779
Support and service	292,454	269,544
Hardware	12,755	14,338
Total revenue	318,819	295,661

COST OF SALES
Cost of license	1,389	1,412
Cost of support and service	169,697	154,583
Cost of hardware	9,385	10,941
Total cost of sales	180,471	166,936

GROSS PROFIT	138,348	128,725

OPERATING EXPENSES
Selling and marketing	22,408	21,458
Research and development	16,791	15,673
General and administrative	16,510	14,250
Total operating expenses	55,709	51,381

OPERATING INCOME	82,639	77,344

INTEREST INCOME (EXPENSE)
Interest income	57	131
Interest expense	(266)	(280)
Total interest income (expense)	(209)	(149)

INCOME BEFORE INCOME TAXES	82,430	77,195

PROVISION FOR INCOME TAXES	29,668	27,407

NET INCOME	$52,762	$49,788

Diluted earnings per share	$0.64	$0.58
Diluted weighted average shares outstanding	82,589	85,854

Basic earnings per share	$0.64	$0.58
Basic weighted average shares outstanding	82,195	85,294

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,762	$49,788
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	13,631	12,963
Amortization	15,817	12,893
Change in deferred income taxes	1,658	1,862
Excess tax benefits from stock-based compensation	(3,801)	(2,947)
Expense for stock-based compensation	2,068	1,922
(Gain)/loss on disposal of assets	(56)	(30)
Changes in operating assets and liabilities:
Change in receivables	64,931	78,489
Change in prepaid expenses, prepaid cost of product and other	(19,893)	(12,591)
Change in accounts payable	(2,200)	2,213
Change in accrued expenses	(4,680)	(16,238)
Change in income taxes	24,329	21,531
Change in deferred revenues	(51,418)	(52,165)
Net cash from operating activities	93,148	97,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,485)	(7,351)
Proceeds from sale of assets	58	2,702
Internal use software	(3,455)	(3,183)
Computer software developed	(17,999)	(14,076)
Net cash from investing activities	(42,881)	(21,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(170)	(2,798)
Purchase of treasury stock	(60,544)	—
Dividends paid	(18,042)	(17,054)
Excess tax benefits from stock-based compensation	3,801	2,947
Proceeds from issuance of common stock upon exercise of stock options	161	111
Minimum tax withholding payments related to share based compensation	(7,602)	(6,176)
Proceeds from sale of common stock, net	1,154	1,070
Net cash from financing activities	(81,242)	(21,900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(30,975)	$53,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,377	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,402	$181,787

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
PRIOR PERIOD RECLASSIFICATION
Certain amounts included within the condensed consolidated statements of cash flows for the three months ended September 30, 2013 have been restated to correct an error related to the presentation of excess tax benefits from stock based compensation within cash flows from operating activities. Such correction adjusted the cash flow statement for the three months ended September 30, 2013 by presenting excess tax benefits from stock based compensation as a separate line item and increasing the change in income taxes by $2,947. There was no change in total cash flows from operating, investing or financing activities.
COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2014 and 2013 equals the Company’s net income.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2014, there were 20,843 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,147 additional shares. The total cost of treasury shares at September 30, 2014 is $638,325. During the first quarter of fiscal 2015, the Company repurchased 1,049 treasury shares for $60,544. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Dividends declared per share were $0.22 and $0.20 for the three months ended September 30, 2014 and 2013, respectively.
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended June 30, 2014. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2014.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the three months ended September 30, 2014 and 2013, and its cash flows for the three months ended September 30, 2014 and 2013.
The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2014
Financial Assets:
Money market funds	$2,915	$—	$—	$2,915
June 30, 2014
Financial Assets:
Money market funds	$28,877	$—	$—	$28,877

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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	September 30,	June 30,
	2014	2014
LONG TERM DEBT
Capital leases	$6,365	$7,757
	6,365	7,757
Less current maturities	5,324	4,028
Debt, net of current maturities	$1,041	$3,729

SHORT TERM DEBT
Capital leases	$4,640	$1,379
Current maturities of long-term debt	5,324	4,028
Notes payable and current maturities of long term debt	$9,964	$5,407
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $6,365 remains outstanding at September 30, 2014 and $5,324 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $4,640 at September 30, 2014.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at September 30, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At September 30, 2014, no amount was outstanding.
Interest
The Company paid interest of $285 and $299 during the three months ended September 30, 2014 and 2013, respectively.
Property and Equipment
Property and equipment included $1,605 and $5,337 in accrued liabilities or acquired via capital lease at September 30, 2014 and 2013, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate of 36.0% of income before income taxes for the quarter ended September 30, 2014 is higher than 35.5% for the same quarter in fiscal 2013 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which expired December 31, 2013.
The Company paid income taxes of $3,681 and $4,015 in the three months ended September 30, 2014 and 2013, respectively.
At September 30, 2014, the Company had $8,235 of gross unrecognized tax benefits, $5,627 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,433 and $682 related to uncertain tax positions at September 30, 2014 and 2013, respectively.
The U.S. federal and state income tax returns for June 30, 2011 and all subsequent years remain subject to examination as of September 30, 2014 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $1,700 - $2,300 within twelve months of September 30, 2014.

NOTE 6.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the three months ended September 30, 2014 and 2013, includes $2,068 and $1,922 of equity-based compensation costs, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the three months ended September 30, 2014.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	125	22.29
Granted	—	—
Forfeited	—	—
Exercised	(9)	19.04
Outstanding September 30, 2014	116	$22.54	$3,842
Vested September 30, 2014	116	$22.54	$3,842
Exercisable September 30, 2014	116	$22.54	$3,842
Compensation cost related to outstanding options has been fully recognized. The weighted average remaining contractual term on options currently exercisable as of September 30, 2014 was 3.48 years.
Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2014, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	138	33.56
Granted	9	56.06
Vested	(32)	26.18
Forfeited	(7)	46.39
Outstanding September 30, 2014	108	$36.79
At September 30, 2014, there was $1,496 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.18 years.

The following table summarizes non-vested unit awards as of September 30, 2014, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	709	31.66
Granted	164	53.04
Vested	(277)	19.69
Forfeited	(101)	19.69
Outstanding September 30, 2014	495	47.83
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values are as follows:

Volatility	17.8%
Risk free interest rate	1.06%
Dividend yield	1.5%
Stock Beta	0.765
At September 30, 2014, there was $15,369 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.94 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,
	2014	2013
Net Income	$52,762	$49,788
Common share information:
Weighted average shares outstanding for basic earnings per share	82,195	85,294
Dilutive effect of stock options and restricted stock	394	560
Weighted average shares outstanding for diluted earnings per share	82,589	85,854
Basic earnings per share	$0.64	$0.58
Diluted earnings per share	$0.64	$0.58
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 78 anti-dilutive restricted shares excluded for the three months ended September 30, 2014 (18 restricted shares were excluded for the three months ended September 30, 2013).

NOTE 8.    BUSINESS ACQUISITION
Banno, LLC
Effective March 1, 2014, the Company acquired all of the equity interests of Banno, an Iowa-based company that provides Web hosting, mobile banking, and transaction marketing services with a focus on the mobile medium, for $27,910 paid in cash. This acquisition was funded using existing operating cash. The acquisition of Banno expanded the Company’s presence in online and mobile technologies within the industry.
Management has completed a preliminary purchase price allocation of Banno and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of March 1, 2014 are set forth below:

Current assets	$610
Long-term assets	87
Identifiable intangible assets	9,255
Total liabilities assumed	(1,512)
Total identifiable net assets	8,440
Goodwill	19,470
Net assets acquired	$27,910
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
The accompanying consolidated statements of income for the three months ended September 30, 2013 do not include any revenues and expenses related to this acquisition. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$8,611	$4,999	$13,610	$6,379	$5,400	$11,779
Support and service	222,474	69,980	292,454	204,045	65,499	269,544
Hardware	9,745	3,010	12,755	10,585	3,753	14,338
Total revenue	240,830	77,989	318,819	221,009	74,652	295,661
COST OF SALES
Cost of license	884	505	1,389	1,012	400	1,412
Cost of support and service	130,680	39,017	169,697	117,996	36,587	154,583
Cost of hardware	7,171	2,214	9,385	8,180	2,761	10,941
Total cost of sales	138,735	41,736	180,471	127,188	39,748	166,936
GROSS PROFIT	$102,095	$36,253	138,348	$93,821	$34,904	128,725

OPERATING EXPENSES			55,709			51,381

INTEREST INCOME (EXPENSE)			(209)			(149)

INCOME BEFORE INCOME TAXES			$82,430			$77,195

	September 30,	June 30,
	2014	2014
Property and equipment, net
Bank systems and services	$268,698	$258,437
Credit Union systems and services	32,434	33,238
Total	$301,132	$291,675
Intangible assets, net
Bank systems and services	$650,637	$643,972
Credit Union systems and services	230,407	231,435
Total	$881,044	$875,407
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10.    SUBSEQUENT EVENTS
Sale of business
On October 3, 2014, it was announced that the Profitstars® division of the Company had sold its TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI). The transaction completed on October 1, 2014 and will result in a gain, net of tax, of approximately $3,000 in the second quarter of fiscal 2015.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q.

OVERVIEW
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Our solutions are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to mid-tier, multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation, outsourced services and hosted delivery.
A significant proportion of our revenue is derived from recurring outsourcing fees and transaction processing fees that predominantly have contract terms of five years or greater at inception. Support and service fees also include in-house maintenance fees on primarily annual contract terms. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2015, revenues increased 8% or $23,158 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component. Cost of sales increased 8%, in line with revenue, operating expenses increased 8% for the quarter due mainly to increased headcount and related salaries, and provision for income taxes increased slightly over the prior year first quarter. The increased revenue and above changes resulted in a 6% increase in net income for the quarter.
We move into the second quarter of fiscal 2015 following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ended September 30, 2014 follows. All dollar amounts are in thousands and discussions compare the current three months ended September 30, 2014 to the prior year three months ended September 30, 2013.
REVENUE

License Revenue	Three Months Ended September 30,		% Change
	2014	2013
License	$13,610	$11,779	16%
Percentage of total revenue	4%	4%
License revenue increased due mainly to an increase in license revenue from both our core and complementary products. While license fees will fluctuate, recent trends indicate that our customers are increasingly electing to contract for our products via outsourced delivery rather than a traditional license as our outsourced delivery does not require an up-front capital investment in license fees. We expect this trend to continue in the long term.

Support and Service Revenue	Three Months Ended September 30,		% Change
	2014	2013
Support and service	$292,454	$269,544	8%
Percentage of total revenue	92%	91%

	Qtr over Qtr
	$ Change	% Change
In-House Support & Other Services	$2,177	3%
Electronic Payment Services	9,920	9%
Outsourcing Services	7,244	13%
Implementation Services	3,569	16%
Total Increase	$22,910
There was growth in all support and service revenue components in the first quarter of fiscal 2015.
In-house support and other services revenue increased due to annual maintenance fee increases for both core and complementary products as our customers’ assets grow and due to maintenance fees associated with new software implemented since September 30, 2013.
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
Implementation services revenue increased, particularly for our online banking and imaging solutions products.

Hardware Revenue	Three Months Ended September 30,		% Change
	2014	2013
Hardware	$12,755	$14,338	(11)%
Percentage of total revenue	4%	5%
Hardware revenue decreased due to a decrease in complementary hardware products. Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.

COST OF SALES AND GROSS PROFIT

	Three Months Ended September 30,		% Change
	2014	2013
Cost of License	$1,389	$1,412	(2)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$12,221	$10,367	18%
Gross Profit Margin	90%	88%
Cost of support and service	$169,697	$154,583	10%
Percentage of total revenue	53%	52%
Support and Service Gross Profit	$122,757	$114,961	7%
Gross Profit Margin	42%	43%
Cost of hardware	$9,385	$10,941	(14)%
Percentage of total revenue	3%	4%
Hardware Gross Profit	$3,370	$3,397	(1)%
Gross Profit Margin	26%	24%
TOTAL COST OF SALES	$180,471	$166,936	8%
Percentage of total revenue	57%	56%
TOTAL GROSS PROFIT	$138,348	$128,725	7%
Gross Profit Margin	43%	44%
Cost of license consists of the direct costs of third party software. Sales of third party software products decreased slightly compared to last year, causing a slight increase in gross profit margins.
Gross profit margins in support and service remained fairly consistent with the prior year. The increase in cost is primarily due to increased personnel costs and depreciation and amortization.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins are slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended September 30,		% Change
	2014	2013
Selling and marketing	$22,408	$21,458	4%
Percentage of total revenue	7%	7%
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related personnel costs. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2014	2013
Research and development	$16,791	$15,673	7%
Percentage of total revenue	5%	5%
Research and development expenses increased primarily due to increased headcount and related personnel costs of 9%.

General and Administrative	Three Months Ended September 30,		% Change
	2014	2013
General and administrative	$16,510	$14,250	16%
Percentage of total revenue	5%	5%
General and administrative expenses increased mainly due to additional headcount and related personnel costs. In addition, there were small gains on asset disposals in the prior year reducing the prior year expense.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2014	2013
Interest Income	$57	$131	(56)%
Interest Expense	$(266)	$(280)	(5)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense was low in both periods as there were no outstanding balances on our term loan or revolving line of credit in the current or prior periods.
PROVISION FOR INCOME TAXES
The provision for income taxes was $29,668 or 36.0% of income before income taxes for the three months ended September 30, 2014 compared with $27,407 or 35.5% of income before income taxes in the three months ended September 30, 2013. The prior year income tax rate was slightly lower primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which expired effective December 31, 2013.
NET INCOME
Net income increased 6% for the three months ended September 30, 2014. For the first quarter of fiscal 2015, it was $52,762 or $0.64 per diluted share compared to $49,788, or $0.58 per diluted share in the same period last year.

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

Bank Systems and Services	Three Months Ended September 30,		% Change
	2014	2013
Revenue	$240,830	$221,009	9%
Gross profit	$102,095	$93,821	9%
Gross profit margin	42%	42%
Revenue in the Bank segment increased 9% compared to the equivalent quarter last fiscal year. This was primarily due to growth support & service revenue, particularly electronic payment transaction processing services revenue and outsourcing services revenue which both grew 11% over the prior year quarter.
Gross profit margins remain consistent for the quarter compared to the same period last year.

Credit Union Systems and Services	Three Months Ended September 30,		% Change
	2014	2013
Revenue	$77,989	$74,652	4%
Gross profit	$36,253	$34,904	4%
Gross profit margin	46%	47%
Revenue in the Credit Union segment increased 4% from the same quarter last year driven mainly by a 7% increase in support & service revenue as Credit Union continues to grow in in-house maintenance, outsourcing and electronic payments.
Gross profit margins for the Credit Union segment for the three month period decreased less than 1% compared to the same quarter last year primarily due to a decrease in license revenues, which achieve higher margins relative to the other components of revenue.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $39,402 at September 30, 2014 from $70,377 at June 30, 2014, primarily due to ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2014	2013
Net income	$52,762	$49,788
Non-cash expenses	29,317	26,663
Change in receivables	64,931	78,489
Change in deferred revenue	(51,418)	(52,165)
Change in other assets and liabilities	(2,444)	(5,085)
Net cash provided by operating activities	$93,148	$97,690
Cash provided by operating activities decreased 5% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the first quarter of fiscal 2015 totaled $42,881 and included capital expenditures on facilities and equipment of $21,485, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $17,999 for the development of software and $3,455 for the purchase and development of internal use software. Cash used in investing activities for the first three months of fiscal year 2014 totaled $21,908 and included capital expenditures on facilities and equipment of $7,351, which included spending on our outsourcing data center infrastructure and computer equipment. Other uses of cash included $14,076 for the development of software and $3,183 for the purchase and development of internal use software. These expenditures were partially offset by $2,702 proceeds received primarily from sale of an aircraft.
Financing activities used cash of $81,242 during the first three months of the current fiscal year. Cash used was mainly $60,544 for the purchase of treasury shares, dividends paid to stockholders of $18,042 and $2,486 net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash of $21,900 during the first three months of last year, including dividends paid to stockholders of $17,054, repayments of capital leases of $2,798, and $2,048 related to stock-based compensation.
At September 30, 2014, the Company had negative working capital of $87,033; however, the largest component of current liabilities was deferred revenue of $260,552, which primarily relates to our annual in-house maintenance agreements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we continue to have access to unused lines of credit in excess of $150,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $21,485 and $7,351 for the three months ended September 30, 2014 and 2013, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2015 are not expected to exceed $70,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2014, there were 20,843 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,147 additional shares. The total cost of treasury shares at September 30, 2014 is $638,325. During the first quarter of fiscal 2015, the Company repurchased 1,049 treasury shares for $60,544. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $6,365 remains outstanding at September 30, 2014 of which $5,324 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $4,640 at September 30, 2014.
Other lines of credit
The long term revolving credit facility allows for borrowings of up to $150,000, which may be increased by the Company at any time until maturity to $250,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2014, the Company was in compliance with all such covenants. The revolving loan terminates June 4, 2015 and at September 30, 2014, there was no outstanding revolving loan balance.
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At September 30, 2014, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of September 30, 2014 and are therefore not currently exposed to interest risk.

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
During the fiscal quarter ending September 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1 - July 31, 2014	1,141	$59.71	—	5,196,057
August 1 - August 31, 2014	514,140	57.45	513,385	4,682,672
September 1 - September 30, 2014	545,571	58.03	535,288	4,147,384
Total	1,060,852	57.75	1,048,673	4,147,384
(1) 1,048,673 shares were purchased through a publicly announced repurchase plan. There were 129,654 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Stock repurchase authorizations approved by the Company's Board of Directors as of May 3, 2013 was 25.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

10.49	Jack Henry & Associates, Inc. Deferred Compensation Plan.

10.50	Jack Henry & Associates, Inc. Non-Employee Director Deferred Compensation Plan.

10.51	Form of Performance Shares Agreement Under the Jack Henry & Associates, Inc. Restricted Stock Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 5, 2014	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	November 5, 2014	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer