Form 10-K/A
period 2014-06-30
HENRY JACK & ASSOCIATES INC
filed 2015-06-25
CIK 779152

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

Yes [ ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note
Restatement of Consolidated Financial Statements
On May 6, 2015, Jack Henry & Associates, Inc. (the "Company") announced that it had identified historical accounting errors relating to its accounting for certain software license and maintenance agreements.
The Company has corrected these errors in the accompanying restated consolidated financial statements, as well as in the quarterly financial information (unaudited).
See Note 15 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 Amended Annual Report on Form 10-K/A.
Internal Control over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2014 based on the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that reassessment, management confirmed the existence of a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014. For a description of the material weakness in internal control over financial reporting and actions taken and to be taken to remediate the material weakness, see "Part II - Item 9A - Controls and Procedures."
This 2014 Amended Annual Report on Form 10-K/A does not reflect events occurring after the Original Filing on August 27, 2014 or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of Original Filing.
The following items in the Original Filing have been amended:
Part I, Item 1A Risk Factors
Part II, Item 6 Selected Financial Data
Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Part IV, Item 15. Exhibits and Financial Statement Schedules
The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this 2014 Amended Annual Report on Form 10-K/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1.
The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2014 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2014 and March 31, 2015 to reflect the effects of the restatement therein.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K/A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1A.  RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause the actual results of the Company's operations in future periods to differ from those expected or desired.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price. As discussed in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended June 30, 2014, 2013 and 2012 and for the quarterly periods within the fiscal years ended June 30, 2014 and 2013 (the "Restated Periods"). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors related to our method of accounting for revenue from certain bundled software multi-element agreements. Due to the errors, our management concluded that the Company's previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended June 30, 2014 has been amended by this Amendment No. 1 on Form 10-K/A to, among other things, reflect the restatement of our financial statements for the Restated Periods, as discussed in Note 15 to our consolidated financial statements included in Item 8 of this Amendment No. 1 to Form 10-K.
As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Form 10-K/A, management identified a material weakness in our internal control over financial reporting based upon our identification of certain errors related to our method of accounting for revenue from certain bundled software multi-element agreements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014. Our Annual Report on Form 10-K for the year ended June 30, 2014 has been amended by this Amendment No. 1 on Form 10-K/A to, among other things, reflect the change in management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2014, as discussed in Item 8 and Item 9A of this Form 10-K/A.
We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect the Company's business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.
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

PART II
ITEM 6.   SELECTED FINANCIAL DATA
The selected financial information for the fiscal years ended June 30, 2014, 2013, and 2012 and as of June 30, 2014 and 2013, was derived from audited consolidated financial statements included in this amended filing and has been revised for the effects of the restatement more fully described in Note 15 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 Amended Annual Report on Form 10-K/A. The selected financial information for the years ended June 30, 2011 and 2010 and as of June 30, 2012, 2011 and 2010 was derived from previously audited consolidated financial statements not included in this filing; however, such financial information has been similarly revised for the effects of the restatement.
The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2012, 2011 and 2010 activity.

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2014 As Restated (2)	2013 As Restated (2)	2012 As Restated (2) (3)	2011 As Restated (3)	2010 As Restated (3)
Revenue (1)	$1,173,173	$1,107,524	$1,017,667	$946,394	$832,777
Income from continuing operations	$186,715	$167,610	$152,040	$128,394	$116,722
Basic net income per share, continuing operations	$2.20	$1.95	$1.76	$1.49	$1.38
Diluted net income per share, continuing operations	$2.19	$1.94	$1.74	$1.48	$1.37
Dividends declared per share	$0.840	$0.560	$0.440	$0.400	$0.360
Balance Sheet Data
Total deferred revenue	$492,868	$439,596	$409,139	$398,800	$358,811
Total assets	$1,680,703	$1,672,386	$1,655,652	$1,537,158	$1,586,168
Long-term debt	$3,729	$7,366	$106,166	$127,939	$272,732
Stockholders’ equity	$967,387	$1,015,816	$935,738	$835,403	$715,076
(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.
(2) The effects of the restatement on the Company's consolidated balance sheets as of June 30, 2014 and 2013 and consolidated statements of income for the fiscal years ended June 30, 2014, 2013 and 2012 are described in the “Explanatory Note” immediately preceding Part I, Item 1A and Note 15, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K/A.
(3) Selected Financial Data for the fiscal years ended June 30, 2012, 2011 and 2010 has also been restated to reflect adjustments related to the errors described in the “Explanatory Note” immediately preceding Part I, Item 1A of this Form 10-K. The effects of the restatement on the Company's consolidated balance sheets as of June 30, 2012, 2011 and 2010 and consolidated statements of income for the fiscal years ended June 30, 2011 and 2010 are shown below.

	YEAR ENDED JUNE 30, 2012
Balance Sheet Data	As Reported	Effect of Restatement	As Restated
Total deferred revenue	$296,000	$113,139	$409,139
Total assets	$1,619,492	$36,160	$1,655,652
Long-term debt	$106,166	$—	$106,166
Stockholders’ equity	$983,056	$(47,318)	$935,738

	YEAR ENDED JUNE 30, 2011
Income Statement Data	As Reported	Effect of Restatement	As Restated
Revenue (1)	$966,897	$(20,503)	$946,394
Income from continuing operations	$137,471	$(9,077)	$128,394
Basic net income per share, continuing operations	$1.60	$(0.11)	$1.49
Diluted net income per share, continuing operations	$1.59	$(0.10)	$1.48
Dividends declared per share	$0.400	$—	$0.400
Balance Sheet Data
Total deferred revenue	$295,104	$103,696	$398,800
Total assets	$1,505,797	$31,361	$1,537,158
Long-term debt	$127,939	$—	$127,939
Stockholders’ equity	$879,776	$(44,373)	$835,403

	YEAR ENDED JUNE 30, 2010
Income Statement Data	As Reported	Effect of Restatement	As Restated
Revenue (1)	$836,586	$(3,809)	$832,777
Income from continuing operations	$117,870	$(1,148)	$116,722
Basic net income per share, continuing operations	$1.39	$(0.01)	$1.38
Diluted net income per share, continuing operations	$1.38	$(0.01)	$1.37
Dividends declared per share	$0.360	$—	$0.360
Balance Sheet Data
Total deferred revenue	$275,617	$83,194	$358,811
Total assets	$1,560,560	$25,608	$1,586,168
Long-term debt	$272,732	$—	$272,732
Stockholders’ equity	$750,372	$(35,296)	$715,076

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited Consolidated Financial Statements, and related notes included elsewhere in this report.

All of the financial information presented in this Item 7 has been revised to reflect the restatement of our consolidated financial statements more fully described in Note 15 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 Amended Annual Report on Form 10-K/A.
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
During the last five fiscal years, our revenues have grown from $832,777 in fiscal 2010 to $1,173,173 in fiscal 2014. Income from continuing operations has grown from $116,722 in fiscal 2010 to $186,715 in fiscal 2014. This growth has resulted primarily from internal expansion.
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

RESULTS OF OPERATIONS
FISCAL 2014 COMPARED TO FISCAL 2013
In fiscal 2014, revenues increased 6% or $65,649 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which has resulted in a 7% increase in gross profit.
Operating expenses decreased 2% for the year mainly due to $12,436 of expenses in the prior year related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center. Provision for income taxes increased over the prior year. The prior year provision for income tax was low due to the tax impact of the Lyndhurst, New Jersey expenses and the release of previously unrecognized tax benefits. Increased revenue and gross margin, coupled with the above changes, resulted in a combined 11% increase in net income for fiscal 2014.
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

REVENUE

License Revenue	Year Ended June 30,		% Change
	2014	2013
License	$2,184	$5,366	(59)%
Percentage of total revenue	<1%	<1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, that are not part of a bundled arrangement. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
Non-bundled license revenue decreased due mainly to a decrease in standalone license sales in our banking segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Year Ended June 30,		% Change
	2014	2013
Support and service	$1,112,331	$1,042,801	7%
Percentage of total revenue	95%	94%

	Year over Year
	$ Change	% Change
In-House Support & Other Services	$11,762	4%
Electronic Payment Services	37,158	9%
Outsourcing Services	21,408	10%
Implementation Services	2,792	4%
Bundled Products & Services	(3,590)	(6)%
Total Increase	$69,530
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services, implementation services (including conversion, installation, configuration and training) and revenue from our bundled software multi-element agreements.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow. The increase compared to the prior year was consistent across all four fiscal quarters.
Electronic payment services continue to experience the largest dollar growth. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing. The increase compared to the prior year was consistent across all four fiscal quarters.
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
Implementation services include implementation services for our outsourcing and electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue increased due mainly to increased implementations of our credit union core products, particularly in the second and third quarters of the fiscal year.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue decreased from last year mainly due to decreased revenues from our core and complementary banking products, particularly image solutions, throughout the fiscal year. Additionally, the decrease was furthered due to a decrease in core credit union products in the fourth quarter compared to the same quarter in the prior year.

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
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third party vendors through remarketing agreements associated with non-bundled application software licenses. These costs were recognized when license revenue was recognized. Cost of support and service represented costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs were recognized as they were incurred or, for direct costs associated with obtaining and implementing our bundled arrangements, deferred and recognized ratably as the related revenues for these arrangements are recognized, which typically begins when PCS is the only remaining undelivered element, and ends at the end of the initial bundled PCS term. Cost of hardware consisted of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs were recognized at the same time as the related hardware revenue was recognized. Ongoing operating costs to provide support to our customers were recognized as they were incurred.

	Year Ended June 30,		% Change
	2014	2013
Cost of License	$908	$860	6%
Percentage of total revenue	<1%	<1%
License Gross Profit	$1,276	$4,506	(72)%
Gross Profit Margin	58%	84%
Cost of support and service	$634,756	$601,620	6%
Percentage of total revenue	54%	54%
Support and Service Gross Profit	$477,575	$441,181	8%
Gross Profit Margin	43%	42%
Cost of hardware	$43,708	$43,650	—%
Percentage of total revenue	5%	5%
Hardware Gross Profit	$14,950	$15,707	(5)%
Gross Profit Margin	25%	26%
TOTAL COST OF SALES	$679,372	$646,130	5%
Percentage of total revenue	58%	58%
TOTAL GROSS PROFIT	$493,801	$461,394	7%
Gross Profit Margin	42%	42%
Cost of license consists of the direct costs of third party software. Sales of third party software products increased compared to last year, causing a decrease in gross profit margins.
Gross profit margins in support and service increased due to economies of scale realized from increased revenues, particularly in electronic payment services. Although margins fluctuated slightly throughout the quarters of the current fiscal year due to sales mix, the trend in electronic payment services was consistent through all four quarters.

In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins are slightly lower due to decreased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Year Ended June 30,		% Change
	2014	2013
Selling and marketing	$85,443	$80,811	6%
Percentage of total revenue	7%	7%
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
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related salaries. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue, and was consistent across all quarters of the fiscal year.

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
Research and development expenses increased primarily due to increased headcount and related salaries, with all quarters in the fiscal year being driven by a 6% increase in headcount in the first quarter.

General and Administrative	Year Ended June 30,		% Change
	2014	2013
General and administrative	$53,312	$66,624	(20)%
Percentage of total revenue	5%	6%
General and administrative costs include all expenses related to finance, legal, human resources, plus all administrative costs.
General and administrative expenses in the current year includes $2,900 in the second quarter for insurance recoveries of costs related to the impact of Hurricane Sandy flooding on our Lyndhurst, New Jersey item processing center, whereas the prior year (mostly the second quarter) includes $12,436 of expenses related to the same event. General and administrative expenses, excluding the Lyndhurst expenses and subsequent insurance recoveries, increased slightly year-over-year due to additional headcount and related salaries.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2014	2013
Interest Income	$377	$640	(41)%
Interest Expense	$(1,105)	$(6,337)	(83)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased due to full repayment of our term loan in the fourth quarter of fiscal 2013.

PROVISION FOR INCOME TAXES
The provision for income taxes was $100,855 or 35.1% of income before income taxes in fiscal 2014 compared with $77,450 or 31.6% of income before income taxes in fiscal 2013. The increase in the effective tax rate was primarily due to the recognition of previously unrecognized tax benefits during the prior year following the close of an Internal Revenue Service audit of fiscal years 2010 and 2011, as well as the retroactive extension of the research and experimentation credit during the prior year.
NET INCOME
Net income increased from $167,610, or $1.94 per diluted share, in fiscal 2013 to $186,715, or $2.19 per diluted share, in fiscal 2014.

FISCAL 2013 COMPARED TO FISCAL 2012
In fiscal 2013, revenues increased 9% or $89,857 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which resulted in a 10% increase in gross profit.
Operating expenses increased 13% for the year mainly due to expenses related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center. Expenses related to this event totaled $12,475 for fiscal 2013, net of $2,390 insurance recoveries received in the year.
Increased revenue and gross margins, partially offset by increased operating expenses, resulted in a combined 10% increase in net income for fiscal 2013.
REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2013	2012
License	$5,366	$5,652	(5)%
Percentage of total revenue	<1%	1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, that are not part of a bundled arrangement. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
Non-bundled license revenue decreased due mainly to a small decrease in standalone license sales in our credit union segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Year Ended		%
	June 30,		Change
	2013	2012
Support and service	$1,042,801	$948,893	10%
Percentage of total revenue	94%	93%

	Year over Year Change
	$ Change	% Change
In-House Support & Other Services	$9,710	3%
Electronic Payment Services	58,052	17%
Outsourcing Services	23,017	12%
Implementation Services	12,796	25%
Bundled Products & Services	(9,667)	(13)%
Total Increase	$93,908
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services, implementation services (including conversion, installation, configuration and training) and revenue from our bundled software multi-element agreements. There was growth in most components of support and service revenue in fiscal 2013.
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
Implementation services include implementation services for our outsourcing and electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue increased due mainly to increased implementations of our core Banking and Credit Union platform products and related complementary products, coupled with higher merger conversion revenues from our core banking platform and outsourcing products.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services decreased from last year mainly due to decreased revenues from our core and complementary banking products (consistent across all quarters of the fiscal year) and decreased revenues from our suite of remote deposit capture, particularly in the third and fourth quarters compared to the prior fiscal year.

Hardware Revenue	Year Ended		%
	June 30,		Change
	2013	2012
Hardware	$59,357	$63,122	(6)%
Percentage of total revenue	7%	8%
The Company has entered into remarketing agreements with several hardware manufacturers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue decreased due to a decrease in the number of third party hardware systems and components delivered.
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third party vendors through remarketing agreements associated with non-bundled application software licenses. These costs were recognized when license revenue was recognized. Cost of support and service represented costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs were recognized as they were incurred or, for direct costs associated with obtaining and implementing our bundled arrangements, deferred and recognized ratably as the related revenues for these arrangements are recognized, which typically begins when PCS is the only remaining undelivered element, and ends at the end of the initial bundled PCS term. Cost of hardware consisted of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs were recognized at the same time as the related hardware revenue was recognized. Ongoing operating costs to provide support to our customers were recognized as they were incurred.

	Year Ended		%
	June 30,		Change
	2013	2012

Cost of License	$860	$2,291	(62)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$4,506	$3,361	34%
Gross Profit Margin	84%	59%
Cost of support and service	$601,620	$550,570	9%
Percentage of total revenue	54%	54%
Support and Service Gross Profit	$441,181	$398,323	11%
Gross Profit Margin	42%	42%
Cost of hardware	$43,650	$45,983	(5)%
Percentage of total revenue	4%	5%
Hardware Gross Profit	$15,707	$17,139	(8)%
Gross Profit Margin	26%	27%
TOTAL COST OF SALES	$646,130	$598,844	8%
Percentage of total revenue	58%	59%
TOTAL GROSS PROFIT	$461,394	$418,823	10%
Gross Profit Margin	42%	41%
Cost of license consisted of the direct costs of third party software. Sales of third party software products decreased compared to the prior year, leading to lower related costs and increased gross profit margins.
Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trended consistently with hardware revenue. For the fiscal year, margins decreased slightly, impacted by reduced sales of higher margin products related to hardware upgrades.
OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2013	2012
Selling and marketing	$80,811	$76,236	6%
Percentage of total revenue	7%	7%
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
General and administrative costs included all expenses related to finance, legal, human resources, plus all administrative costs. General and administrative expenses increased compared to the prior year due mainly to $12,475 of expenses (mostly incurred in the second quarter), net of $2,390 insurance recoveries received, related to the impact of widespread flooding caused by Hurricane Sandy on our Lyndhurst, New Jersey item processing center.

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
PROVISION FOR INCOME TAXES
The provision for income taxes was $77,450 or 31.6% of income before income taxes in fiscal 2013 compared with $74,985 or 33.0% of income before income taxes in fiscal 2012. The decrease in the effective tax rate was primarily due to the completion of the Internal Revenue Service audit of the tax returns for the fiscal years June 30, 2010 and 2011 which resulted in the recognition of previously-unrecognized tax benefits, and the retroactive extension of the Research and Experimentation Tax Credit through December 31, 2013.
NET INCOME
Net income increased from $152,040, or $1.74 per diluted share in fiscal 2012 to $167,610 or $1.94 per diluted share in fiscal 2013.

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

Bank Systems and Services
	2014	% Change	2013	% Change	2012
Revenue	$897,671	7%	$840,380	8%	$779,814
Gross profit	$372,473	7%	$348,309	8%	$323,081
Gross profit margin	41%		41%		41%
In fiscal 2014, revenue increased 7% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 12% year-over-year growth in electronic payment services revenues from transaction processing and a 10% increase in outsourcing services revenue. Gross profit margins remain consistent year-over-year.

In fiscal 2013, revenue increased 8% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to 17% growth in electronic transaction processing services and an 11% increase in outsourcing services. Gross profit margins remained consistent year-over-year.

Credit Union Systems and Services
	2014	% Change	2013	% Change	2012
Revenue	$275,502	3%	$267,144	12%	$237,853
Gross profit	$121,328	7%	$113,085	18%	$95,742
Gross profit margin	44%		42%		40%
In fiscal 2014, revenue in the Credit Union segment increased 3% over the prior year, driven by support & service revenue. In particular, electronic payment services increased due to the continuing growth of our transaction processing and debit/credit card processing services and in-house maintenance renewal revenues also increased. Gross profit margins for the Credit Union segment increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.
In fiscal 2013, revenue in the Credit Union systems and services reportable segment increased due to increases in support & service revenue. Support & service revenues grew 13% through increases in all components, particularly electronic payment services due to the continuing growth of our transaction processing and debit/credit card processing services and outsourcing services. Gross profit margins for the Credit Union segment increased mainly due to increased support and service margins due to economies of scale realized.

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
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2014	2013
Net income	$186,715	$167,610
Non-cash expenses	126,424	127,579
Change in receivables	7,498	(12,739)
Change in deferred revenue	51,952	30,459
Change in other assets and liabilities	(30,930)	(3,735)
Net cash provided by operating activities	$341,659	$309,174
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
At June 30, 2014, the Company had negative working capital of $56,303; however, the largest component of current liabilities was deferred revenue of $337,493, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we continue to have access to unused lines of credit in excess of $150,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
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
Revenue Recognition
We recognize revenue in accordance with generally accepted accounting principles and with guidance provided within Staff Accounting Bulletins issued by the Securities and Exchange Commission. The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of our products and services over time. Changes to the elements in a software arrangement or in our ability to identify VSOE for those elements could materially impact the amount of earned and deferred revenue reflected in the financial statements.
License Arrangements:  For software license agreements, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable and collection is probable. For arrangements where the fee is not fixed or determinable, revenue is deferred until payments become due. The Company’s software license agreements generally include multiple products and services or “elements.”  Generally, none of these elements are deemed to be essential to the functionality of the other elements.
For multiple element arrangements, which contain software elements and non-software elements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price ("ESP"). For our software elements, we use VSOE for this allocation when it can be established and ESP when VSOE cannot be established.
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE or TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).

For our non-software deliverables, a delivered item is accounted for as a separate unit of accounting if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within the vendor’s control.
For our software licenses and related services, including the software elements of multiple-element software and non-software arrangements, U.S. GAAP generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. VSOE of fair value is determined for implementation services based on a rate per hour for stand-alone professional services and the estimated hours for the bundled implementation, if the hours can be reasonably estimated. VSOE of fair value is determined for post-contract support ("PCS") based upon the price charged when sold separately. For a majority of the elements within our software arrangements, we have determined that VSOE cannot be established; therefore, revenue on our software arrangements is generally deferred until the only remaining element is PCS. At that point, the entire arrangement fee is recognized ratably over the remaining PCS period, assuming that all other criteria for revenue recognition have been met. The amounts deferred are included in the balance sheet as deferred revenue and recognized to Bundled Products & Services revenue within Support & Service revenue in the income statement.
For arrangements that include specified upgrades, such upgrades are accounted for as a separate element of the arrangement. For those specified upgrades for which VSOE of fair value cannot be determined, revenue related to the software elements within the arrangement is deferred until such specified upgrades have been delivered.
Support and Service Fee Revenue (Non-software): Maintenance support revenue contracted for outside of a license arrangement is recognized pro-rata over the contract period, typically one year.
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
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products. Significant estimates and assumptions include: establishing when technological feasibility has been met and costs should be capitalized, determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. The appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.
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
As discussed in Note 15 to the consolidated financial statements, the accompanying 2014, 2013 and 2012 consolidated financial statements have been restated to correct an error.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2014 (June 25, 2015 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (Revised)) expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 26, 2014 (June 25, 2015 as to the effects of the restatement discussed in Note 15)

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Revised)

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

In connection with the Original Filing on August 27, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this assessment, management had determined the Company's internal control over financial reporting as of June 30, 2014 was effective.

In connection with the restatement discussed elsewhere in this 2014 Amended Annual Report on Form 10-K/A, management reevaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the identification of a material weakness (the description of which is set forth below), that the Company did not maintain effective internal control over financial reporting as of June 30, 2014.

There are a number of deficiencies in the design and operating effectiveness of internal control over financial reporting that, in the aggregate, constitute a material weakness. The identified deficiencies noted below stem from a failure in the Company’s risk assessment process wherein the risk assessment process did not identify or evaluate the inherent risks and complexities associated with accounting for revenue arrangements with software elements.

•
The lack of training and continuing education related to multiple element software arrangements led to a lack of knowledge of the individuals tasked with understanding various technical accounting matters associated with the Company's multiple element arrangement revenue recognition policies.

•	Appropriate accounting and reporting policies and procedures related to bundled multiple element arrangements were not designed and implemented.

•	Appropriate internal controls over financial reporting for bundled multiple element arrangements were not designed and implemented.

•	Monitoring, including use of internal audit, was not appropriately designed to identify errors in accounting for revenue recognition for multiple element software arrangements.

These deficiencies in internal controls over financial reporting resulted in accounting errors in revenue recognition and delayed regulatory filings. See Note 15 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2014 Amended Annual Report on Form 10-K/A for additional information.

The Company’s internal control over financial reporting as of June 30, 2014 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the internal control over financial reporting of Jack Henry & Associates Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated August 26, 2014, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
There are a number of deficiencies in the design and operating effectiveness of internal control over financial reporting that, in aggregate, constitute a material weakness. The identified deficiencies stem from a failure in the Company’s risk assessment process wherein the risk assessment process did not identify or evaluate the inherent risks and complexities associated with accounting for revenue arrangements with software elements. As a result of this failure, the following deficiencies were identified:

•
The lack of training and continuing education related to multiple element software arrangements led to a lack of competence with individuals tasked with understanding various technical accounting matters associated with the Company's multiple element arrangement revenue recognition policies.

•	Appropriate accounting and reporting policies and procedures related to bundled multiple element arrangements were not designed and implemented.

•	Appropriate internal control over financial reporting for bundled multiple element arrangements was not designed and implemented.

•	Monitoring, including use of internal audit, was not appropriately designed to identify errors in accounting for revenue recognition for multiple element software arrangements.
These deficiencies in internal control over financial reporting resulted in accounting errors in revenue recognition and delayed regulatory filings.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2014, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company, and our report dated August 26, 2014 (June 25, 2015 as to the effects of the restatement discussed in Note 15 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 26, 2014 (June 25, 2015 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (Revised))

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2014 As Restated, See Note 15	2013 As Restated, See Note 15	2012 As Restated, See Note 15
REVENUE
License	$2,184	$5,366	$5,652
Support and service	1,112,331	1,042,801	948,893
Hardware	58,658	59,357	63,122
Total revenue	1,173,173	1,107,524	1,017,667

COST OF SALES
Cost of license	908	860	2,291
Cost of support and service	634,756	601,620	550,570
Cost of hardware	43,708	43,650	45,983
Total cost of sales	679,372	646,130	598,844

GROSS PROFIT	493,801	461,394	418,823

OPERATING EXPENSES
Selling and marketing	85,443	80,811	76,236
Research and development	66,748	63,202	60,876
General and administrative	53,312	66,624	50,119
Total operating expenses	205,503	210,637	187,231

OPERATING INCOME	288,298	250,757	231,592

INTEREST INCOME (EXPENSE)
Interest income	377	640	1,176
Interest expense	(1,105)	(6,337)	(5,743)
Total interest income (expense)	(728)	(5,697)	(4,567)

INCOME BEFORE INCOME TAXES	287,570	245,060	227,025

PROVISION FOR INCOME TAXES	100,855	77,450	74,985

NET INCOME	$186,715	$167,610	$152,040

Diluted earnings per share	$2.19	$1.94	$1.74
Diluted weighted average shares outstanding	85,396	86,619	87,287

Basic earnings per share	$2.20	$1.95	$1.76
Basic weighted average shares outstanding	84,866	86,040	86,599

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	2014 As Restated, See Note 15	2013 As Restated, See Note 15
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$127,905
Receivables, net	224,041	231,263
Income tax receivable	7,937	6,107
Prepaid expenses and other	61,074	60,843
Deferred costs	27,077	30,001
Total current assets	390,506	456,119
PROPERTY AND EQUIPMENT, net	291,675	300,511
OTHER ASSETS:
Non-current deferred costs	78,458	57,836
Computer software, net of amortization	160,391	132,612
Other non-current assets	44,657	35,470
Customer relationships, net of amortization	136,602	147,167
Other intangible assets, net of amortization	25,653	9,380
Goodwill	552,761	533,291
Total other assets	998,522	915,756
Total assets	$1,680,703	$1,672,386
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$11,701
Accrued expenses	63,299	68,528
Deferred income tax liability	30,094	22,366
Notes payable and current maturities of long term debt	5,407	7,929
Deferred revenues	337,493	323,678
Total current liabilities	446,809	434,202
LONG TERM LIABILITIES:
Non-current deferred revenues	155,375	115,918
Non-current deferred income tax liability	97,720	93,498
Debt, net of current maturities	3,729	7,366
Other long-term liabilities	9,683	5,586
Total long term liabilities	266,507	222,368
Total liabilities	713,316	656,570
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014; 101,993,808 shares issued at June 30, 2013	1,024	1,020
Additional paid-in capital	412,512	400,710
Retained earnings	1,131,632	1,016,168
Less treasury stock at cost 19,794,559 shares at June 30, 2014; 16,753,889 shares at June 30, 2013	(577,781)	(402,082)
Total stockholders' equity	967,387	1,015,816
Total liabilities and equity	$1,680,703	$1,672,386
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2014 As Restated, See Note 15	2013 As Restated, See Note 15	2012 As Restated, See Note 15

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	101,993,808	101,482,461	100,766,173
Shares issued for equity-based payment arrangements	344,372	405,270	594,428
Shares issued for Employee Stock Purchase Plan	91,746	106,077	121,860
Shares, end of year	102,429,926	101,993,808	101,482,461

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,020	$1,015	$1,008
Shares issued for equity-based payment arrangements	3	4	6
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,024	$1,020	$1,015

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$400,710	$381,919	$361,131
Shares issued upon exercise of stock options	606	6,771	10,998
Tax withholding related to share based compensation	(6,598)	(3,926)	(4,112)
Shares issued for Employee Stock Purchase Plan	4,283	3,699	3,321
Tax benefits from share-based compensation	3,420	3,632	3,631
Stock-based compensation expense	10,091	8,615	6,950
Balance, end of year	$412,512	$400,710	$381,919

RETAINED EARNINGS:
Balance, beginning of year	$1,016,168	$896,760	$782,848
Net income	186,715	167,610	152,040
Dividends	(71,251)	(48,202)	(38,128)
Balance, end of year	$1,131,632	$1,016,168	$896,760

TREASURY STOCK:
Balance, beginning of year	$(402,082)	$(343,956)	$(309,585)
Purchase of treasury shares	(175,699)	(58,126)	(34,371)
Balance, end of year	$(577,781)	$(402,082)	$(343,956)

TOTAL STOCKHOLDERS' EQUITY	$967,387	$1,015,816	$935,738
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2014 As Restated, See Note 15	2013 As Restated, See Note 15	2012 As Restated, See Note 15
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$186,715	$167,610	$152,040
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	52,935	51,967	45,322
Amortization	54,836	48,374	49,297
Change in deferred income taxes	12,752	18,336	20,911
Excess tax benefits from stock-based compensation	(3,406)	(3,621)	(3,465)
Expense for stock-based compensation	10,091	8,615	6,950
(Gain)/loss on disposal of assets	(784)	3,908	1,198
Changes in operating assets and liabilities:
Change in receivables	7,498	(12,739)	(10,795)
Change in prepaid expenses, deferred costs and other	(28,565)	(11,502)	(27,761)
Change in accounts payable	(1,252)	(4,582)	3,488
Change in accrued expenses	(6,364)	7,774	7,770
Change in income taxes	5,251	4,575	9,257
Change in deferred revenues	51,952	30,459	10,338
Net cash from operating activities	341,659	309,174	264,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(27,894)	—	—
Capital expenditures	(33,185)	(46,256)	(41,441)
Proceeds from sale of assets	7,781	530	2,772
Customer contracts acquired	—	(186)	(720)
Internal use software	(16,288)	—	—
Computer software developed	(62,194)	(51,332)	(37,873)
Proceeds from investments	—	—	3,000
Purchase of investments	—	—	(2,000)
Net cash from investing activities	(131,780)	(97,244)	(76,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	25,000	—	—
Repayments on credit facilities	(47,158)	(145,180)	(35,280)
Purchase of treasury stock	(175,699)	(58,126)	(34,371)
Dividends paid	(71,251)	(48,202)	(38,128)
Excess tax benefits from stock-based compensation	3,406	3,621	3,465
Proceeds from issuance of common stock upon exercise of stock options	609	6,775	11,004
Minimum tax withholding payments related to share based compensation	(6,598)	(3,926)	(4,112)
Proceeds from sale of common stock, net	4,284	3,700	3,322
Net cash from financing activities	(267,407)	(241,338)	(94,100)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,528)	$(29,408)	$94,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$157,313	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,377	$127,905	$157,313

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Restated)
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
REVENUE RECOGNITION
The Company derives revenue from the following sources:  license arrangements, support and service fees (non-software) and hardware sales. There are no rights of return, condition of acceptance or price protection in the Company’s sales contracts.
License Arrangements:  For software license agreements, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable and collection is probable. For arrangements where the fee is not fixed or determinable, revenue is deferred until payments become due. The Company’s software license agreements generally include multiple products and services or “elements.”  Generally, none of these elements are deemed to be essential to the functionality of the other elements.
For multiple element arrangements, which contain software elements and non-software elements, we allocate revenue to the software deliverables and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price ("ESP"). For our software elements, we use VSOE for this allocation when it can be established and ESP when VSOE cannot be established.
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE or TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).
For our non-software deliverables, a delivered item is accounted for as a separate unit of accounting if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within the vendor’s control.
For our software licenses and related services, including the software elements of multiple-element software and non-software arrangements, U.S. GAAP generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined for implementation services based on a rate per hour for stand-alone professional services and the estimated hours for the bundled implementation, if the hours can be reasonably estimated. VSOE of fair value is determined for post-contract support ("PCS") based upon the price charged when sold separately. For a majority of the elements within our software arrangements, we have determined that VSOE cannot be established; therefore, revenue on our software arrangements is generally deferred until the only remaining element is post-contract support ("PCS"). At that point, the entire arrangement fee is recognized ratably over the remaining PCS period, assuming that all other criteria for revenue recognition have been met. The amounts deferred are included in the balance sheet as deferred revenue and recognized to Bundled Products & Services revenue within Support & Service revenue in the income statement.
For arrangements that include specified upgrades, such upgrades are accounted for as a separate element of the arrangement. For those specified upgrades for which VSOE of fair value cannot be determined, revenue related to the software elements within the arrangement is deferred until such specified upgrades have been delivered.
Total revenue recognized ratably related to our Bundled Products & Services was $60,685, $64,275 and $73,942 for the years ended June 30, 2014, 2013, and 2012, respectively.
Support and Service Fee Revenue (Non-software): Maintenance support revenue contracted for outside of a license arrangement is recognized pro-rata over the contract period, typically one year.
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
DEFERRED COSTS
Costs for certain software and hardware maintenance contracts with third parties, which are prepaid, are recognized ratably over the life of the maintenance contract, generally one to five years, with the related revenue amortized from deferred revenues.
Direct and incremental costs associated with arrangements subject to Accounting Standards Codification ("ASC") 985-605 (for which VSOE of fair value cannot be established) are deferred until the only remaining element in the revenue arrangement is PCS at which point the costs are recognized ratably over the remaining PCS period with the related revenue. Direct and incremental costs associated with arrangements not subject to ASC 985-605 consist primarily of certain up-front costs incurred in connection with our software hosting arrangements and are recognized ratably over the contract period which typically ranges from 5-7 years. These costs include commissions, costs of third-party licenses and the direct costs of our implementation services, consisting of payroll and other fringe benefits.
DEFERRED REVENUES
Deferred revenues consist primarily of prepaid annual software support fees, deferred bundled software arrangements revenue, and prepaid hardware maintenance fees. Deferred bundled software arrangements revenue and hardware maintenance contracts may be recognized over multiple years; therefore, the related deferred revenue and maintenance are classified in accordance with the terms of the contract. Software and hardware deposits received are also reflected as deferred revenues.
The vast majority of our maintenance (PCS) renews annually and runs from July 1 to June 30. Renewal billings are submitted to customers each June and the Company has the right to bill at that date; therefore we include those billings as gross in deferred revenue and as a receivable on our balance sheet at the end of each fiscal year.
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
Rent expense was $8,609, $8,124, and $8,410 in 2014, 2013, and 2012 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes from continuing operations consists of the following:

	Year Ended June 30,
	2014	2013	2012
Current:
Federal	$77,937	$54,574	$48,053
State	10,166	4,540	6,021
Deferred:
Federal	10,636	14,689	19,063
State	2,116	3,647	1,848
	$100,855	$77,450	$74,985

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2014	2013
Deferred tax assets:
Deferred revenue	$71,383	$57,867
Expense reserves (bad debts, insurance, franchise tax and vacation)	14,776	12,515
Net operating loss carryforwards	4,218	6,363
Other, net	1,122	1,383
	91,499	78,128

Deferred tax liabilities:
Accelerated tax depreciation	(29,247)	(35,046)
Accelerated tax amortization	(125,054)	(106,147)
Prepaid expenses	(50,955)	(42,385)
Other, net	(13,357)	(9,714)
	(218,613)	(193,292)

Net deferred tax liability before valuation allowance	(127,114)	(115,164)
Valuation allowance	(700)	(700)
Net deferred tax liability	$(127,814)	$(115,864)
The deferred taxes are classified on the balance sheets as follows:

	2014	2013
Deferred income taxes (current)	$(30,094)	$(22,366)
Deferred income taxes (long-term)	(97,720)	(93,498)
	$(127,814)	$(115,864)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2014	2013	2012
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.8%	2.2%	2.2%
Research and development credit	(0.8)%	(3.5)%	(1.8)%
Domestic production activities deduction	(2.2)%	(2.3)%	(2.2)%
Other (net)	0.3%	0.2%	(0.2)%
	35.1%	31.6%	33.0%
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

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share, as well as cash dividends paid per share:

	Year Ended June 30,
	2014	2013	2012
Net Income	$186,715	$167,610	$152,040
Common share information:
Weighted average shares outstanding for basic earnings per share	84,866	86,040	86,599
Dilutive effect of stock options and restricted stock	530	579	688
Weighted average shares outstanding for diluted earnings per share	85,396	86,619	87,287
Basic earnings per share	$2.20	$1.95	$1.76
Diluted earnings per share	$2.19	$1.94	$1.74
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

	Year Ended
	June 30, 2014
	Bank	Credit Union	Total
REVENUE
License	$1,514	$670	$2,184
Support and service	853,500	258,831	1,112,331
Hardware	42,657	16,001	58,658
Total revenue	897,671	275,502	1,173,173
COST OF SALES
Cost of license	555	353	908
Cost of support and service	492,777	141,979	634,756
Cost of hardware	31,866	11,842	43,708
Total cost of sales	525,198	154,174	679,372
GROSS PROFIT	$372,473	$121,328	493,801

OPERATING EXPENSES			205,503

INTEREST INCOME (EXPENSE)			(728)

INCOME BEFORE INCOME TAXES			$287,570

	Year Ended
	June 30, 2013
	Bank	Credit Union	Total
REVENUE
License	$4,895	$471	$5,366
Support and service	794,433	248,368	1,042,801
Hardware	41,052	18,305	59,357
Total revenue	840,380	267,144	1,107,524
COST OF SALES
Cost of license	765	95	860
Cost of support and service	461,370	140,250	601,620
Cost of hardware	29,936	13,714	43,650
Total cost of sales	492,071	154,059	646,130
GROSS PROFIT	$348,309	$113,085	461,394

OPERATING EXPENSES			210,637

INTEREST INCOME (EXPENSE)			(5,697)

INCOME BEFORE INCOME TAXES			$245,060

	Year Ended
	June 30, 2012
	Bank	Credit Union	Total
REVENUE
License	$4,984	$668	$5,652
Support and service	729,779	219,114	948,893
Hardware	45,051	18,071	63,122
Total revenue	779,814	237,853	1,017,667
COST OF SALES
Cost of license	1,938	353	2,291
Cost of support and service	422,672	127,898	550,570
Cost of hardware	32,123	13,860	45,983
Total cost of sales	456,733	142,111	598,844
GROSS PROFIT	$323,081	$95,742	418,823

OPERATING EXPENSES			187,231

INTEREST INCOME (EXPENSE)			(4,567)

INCOME BEFORE INCOME TAXES			$227,025

	Year Ended June 30,
	2014	2013	2012
Depreciation expense, net
Bank systems and services	$48,382	$47,789	$41,053
Credit Unions systems and services	4,553	4,178	4,269
Total	$52,935	$51,967	$45,322
Amortization expense, net
Bank systems and services	$39,152	$32,959	$35,492
Credit Unions systems and services	15,684	15,415	13,805
Total	$54,836	$48,374	$49,297
Capital expenditures
Bank systems and services	$32,736	$44,976	$34,963
Credit Unions systems and services	449	1,280	6,478
Total	$33,185	$46,256	$41,441

	June 30,	June 30,
	2014	2013
Property and equipment, net
Bank systems and services	$258,437	$265,595
Credit Union systems and services	33,238	34,916
Total	$291,675	$300,511
Intangible assets, net
Bank systems and services	$643,972	$589,891
Credit Union systems and services	231,435	232,559
Total	$875,407	$822,450
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14.    SUBSEQUENT EVENTS
On August 22, 2014, the Company's Board of Directors declared a cash dividend of $0.22 per share on its common stock, payable on September 26, 2014 to shareholders of record on September 5, 2014.

NOTE 15.    RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
Subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2014 on August 27, 2014, management identified historical accounting errors relating to its accounting for certain software license, maintenance and service agreements. The prior period errors primarily relate to the Company's accounting for its bundled software multi-element arrangements.
More specifically, the Company concluded it had improperly accounted for contracts containing multiple software products delivered at different points in time as separate arrangements within a contract versus as a single arrangement with multiple elements, resulting in revenue being recognized on these contracts before all licenses, for which no VSOE exists, had been delivered. Furthermore, the Company concluded that its mechanisms for tracking and estimating implementation hours was not capable of producing reliable estimates in support of its assertion of VSOE for its implementation services and that its pricing for stand-alone sales of post-contract support ("PCS") was not consistent enough to support its assertion of VSOE for PCS during the current and prior periods.
Our previous accounting resulted in revenue being recognized earlier than would be appropriate for bundled software multi-element arrangements where VSOE does not exist for any of the software elements.  Our current conclusions result in the deferral of revenue on such arrangements until the only undelivered element is PCS.  The total arrangement revenue is then recognized ratably over the remaining initial bundled PCS period provided all other revenue recognition criteria have been met.  Direct and incremental costs, including direct labor and sales commissions, related to obtaining and implementing these contracts have also been deferred until the only undelivered element is PCS and are recognized ratably over the remaining initial bundled PCS period.
Due to the above errors, including the related tax impact, net income for the fiscal years ended June 30, 2014, 2013 and 2012 was overstated by $14,421, $9,035, and $2,944 respectively. On the balance sheet, total assets as of June 30, 2014 and 2013 increased $56,411 and $43,231, respectively; total liabilities increased $127,185 and $99,584 respectively; and stockholders' equity decreased $70,774 and $56,353 respectively.
The adjustments related to the years prior to 2012 are reflected in the beginning retained earnings for 2012. The cumulative impact of these adjusting entries decreased retained earnings by $44,373, net of tax, at the beginning of 2012.
The following tables present the effects of the restatement on each line of the Company's previously issued consolidated financial statements as of June 30, 2014 and 2013 and for the fiscal years ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Year Ended
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$53,009	$(50,825)	$2,184
Support and service	1,098,386	13,945	1,112,331
Hardware	58,658	—	58,658
Total revenue	1,210,053	(36,880)	1,173,173

COST OF SALES
Cost of license	4,273	(3,365)	908
Cost of support and service	643,443	(8,687)	634,756
Cost of hardware	43,708	—	43,708
Total cost of sales	691,424	(12,052)	679,372

GROSS PROFIT	518,629	(24,828)	493,801

OPERATING EXPENSES
Selling and marketing	86,570	(1,127)	85,443
Research and development	66,748	—	66,748
General and administrative	53,312	—	53,312
Total operating expenses	206,630	(1,127)	205,503

OPERATING INCOME	311,999	(23,701)	288,298

INTEREST INCOME (EXPENSE)
Interest income	377	—	377
Interest expense	(1,105)	—	(1,105)
Total interest income (expense)	(728)	—	(728)

INCOME BEFORE INCOME TAXES	311,271	(23,701)	287,570

PROVISION FOR INCOME TAXES	110,135	(9,280)	100,855

NET INCOME	$201,136	$(14,421)	$186,715

Diluted earnings per share	$2.36	$(0.17)	$2.19
Diluted weighted average shares outstanding	85,396	85,396	85,396

Basic earnings per share	$2.37	$(0.17)	$2.20
Basic weighted average shares outstanding	84,866	84,866	84,866

	Year Ended
	June 30, 2013
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$54,818	$(49,452)	$5,366
Support and service	1,015,211	27,590	1,042,801
Hardware	59,357	—	59,357
Total revenue	1,129,386	(21,862)	1,107,524

COST OF SALES
Cost of license	4,824	(3,964)	860
Cost of support and service	603,920	(2,300)	601,620
Cost of hardware	43,650	—	43,650
Total cost of sales	652,394	(6,264)	646,130

GROSS PROFIT	476,992	(15,598)	461,394

OPERATING EXPENSES
Selling and marketing	81,619	(808)	80,811
Research and development	63,202	—	63,202
General and administrative	66,624	—	66,624
Total operating expenses	211,445	(808)	210,637

OPERATING INCOME	265,547	(14,790)	250,757

INTEREST INCOME (EXPENSE)
Interest income	640	—	640
Interest expense	(6,337)	—	(6,337)
Total interest income (expense)	(5,697)	—	(5,697)

INCOME BEFORE INCOME TAXES	259,850	(14,790)	245,060

PROVISION FOR INCOME TAXES	83,205	(5,755)	77,450

NET INCOME	$176,645	$(9,035)	$167,610

Diluted earnings per share	$2.04	$(0.10)	$1.94
Diluted weighted average shares outstanding	86,619	86,619	86,619

Basic earnings per share	$2.05	$(0.11)	$1.95
Basic weighted average shares outstanding	86,040	86,040	86,040

	Year Ended
	June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$54,811	$(49,159)	$5,652
Support and service	909,176	39,717	948,893
Hardware	63,122	—	63,122
Total revenue	1,027,109	(9,442)	1,017,667

COST OF SALES
Cost of license	6,111	(3,820)	2,291
Cost of support and service	551,285	(715)	550,570
Cost of hardware	45,983	—	45,983
Total cost of sales	603,379	(4,535)	598,844

GROSS PROFIT	423,730	(4,907)	418,823

OPERATING EXPENSES
Selling and marketing	76,500	(264)	76,236
Research and development	60,876	—	60,876
General and administrative	50,119	—	50,119
Total operating expenses	187,495	(264)	187,231

OPERATING INCOME	236,235	(4,643)	231,592

INTEREST INCOME (EXPENSE)
Interest income	1,176	—	1,176
Interest expense	(5,743)	—	(5,743)
Total interest income (expense)	(4,567)	—	(4,567)

INCOME BEFORE INCOME TAXES	231,668	(4,643)	227,025

PROVISION FOR INCOME TAXES	76,684	(1,699)	74,985

NET INCOME	$154,984	$(2,944)	$152,040

Diluted earnings per share	$1.78	$(0.03)	$1.74
Diluted weighted average shares outstanding	87,287	87,287	87,287

Basic earnings per share	$1.79	$(0.03)	$1.76
Basic weighted average shares outstanding	86,599	86,599	86,599

Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$—	$70,377
Receivables, net	224,041	—	224,041
Income tax receivable	7,937	—	7,937
Prepaid expenses and other	59,824	1,250	61,074
Deferred costs	22,202	4,875	27,077
Total current assets	384,381	6,125	390,506
PROPERTY AND EQUIPMENT, net	291,675	—	291,675
OTHER ASSETS:
Non-current deferred costs	34,708	43,750	78,458
Computer software, net of amortization	160,391	—	160,391
Other non-current assets	38,121	6,536	44,657
Customer relationships, net of amortization	136,602	—	136,602
Other intangible assets, net of amortization	25,653	—	25,653
Goodwill	552,761	—	552,761
Total other assets	948,236	50,286	998,522
Total assets	$1,624,292	$56,411	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$—	$10,516
Accrued expenses	63,299	—	63,299
Deferred income tax liability	37,592	(7,498)	30,094
Notes payable and current maturities of long term debt	5,407	—	5,407
Deferred revenues	312,002	25,491	337,493
Total current liabilities	428,816	17,993	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	8,985	146,390	155,375
Non-current deferred income tax liability	134,918	(37,198)	97,720
Debt, net of current maturities	3,729	—	3,729
Other long-term liabilities	9,683	—	9,683
Total long term liabilities	157,315	109,192	266,507
Total liabilities	586,131	127,185	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014	1,024	—	1,024
Additional paid-in capital	412,512	—	412,512
Retained earnings	1,202,406	(70,774)	1,131,632
Less treasury stock at cost 19,794,559 shares at June 30, 2014	(577,781)	—	(577,781)
Total stockholders' equity	1,038,161	(70,774)	967,387
Total liabilities and equity	$1,624,292	$56,411	$1,680,703

Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	June 30, 2013
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,905	$—	$127,905
Receivables, net	231,263	—	231,263
Income tax receivable	6,107	—	6,107
Prepaid expenses and other	59,244	1,599	60,843
Deferred costs	23,366	6,635	30,001
Total current assets	447,885	8,234	456,119
PROPERTY AND EQUIPMENT, net	300,511	—	300,511
OTHER ASSETS:
Non-current deferred costs	27,898	29,938	57,836
Computer software, net of amortization	132,612	—	132,612
Other non-current assets	30,411	5,059	35,470
Customer relationships, net of amortization	147,167	—	147,167
Other intangible assets, net of amortization	9,380	—	9,380
Goodwill	533,291	—	533,291
Total other assets	880,759	34,997	915,756
Total assets	$1,629,155	$43,231	$1,672,386
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,701	$—	$11,701
Accrued expenses	68,528	—	68,528
Deferred income tax liability	30,845	(8,479)	22,366
Notes payable and current maturities of long term debt	7,929	—	7,929
Deferred revenues	293,255	30,423	323,678
Total current liabilities	412,258	21,944	434,202
LONG TERM LIABILITIES:
Non-current deferred revenues	11,342	104,576	115,918
Non-current deferred income tax liability	120,434	(26,936)	93,498
Debt, net of current maturities	7,366	—	7,366
Other long-term liabilities	5,586	—	5,586
Total long term liabilities	144,728	77,640	222,368
Total liabilities	556,986	99,584	656,570
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 101,993,808 shares issued at June 30, 2013	1,020	—	1,020
Additional paid-in capital	400,710	—	400,710
Retained earnings	1,072,521	(56,353)	1,016,168
Less treasury stock at cost 16,753,889 shares at June 30, 2013	(402,082)	—	(402,082)
Total stockholders' equity	1,072,169	(56,353)	1,015,816
Total liabilities and equity	$1,629,155	$43,231	$1,672,386

Consolidated Statements of Cash Flows:
(In Thousands)

	Year Ended
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$201,136	$(14,421)	$186,715
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	52,935	—	52,935
Amortization	54,836	—	54,836
Change in deferred income taxes	22,032	(9,280)	12,752
Excess tax benefits from stock-based compensation	(3,406)	—	(3,406)
Expense for stock-based compensation	10,091	—	10,091
(Gain)/loss on disposal of assets	(784)	—	(784)
Changes in operating assets and liabilities:
Change in receivables	7,498	—	7,498
Change in prepaid expenses, deferred costs and other	(15,386)	(13,179)	(28,565)
Change in accounts payable	(1,252)	—	(1,252)
Change in accrued expenses	(6,364)	—	(6,364)
Change in income taxes	5,251	—	5,251
Change in deferred revenues	15,072	36,880	51,952
Net cash from operating activities	341,659	—	341,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(27,894)	—	(27,894)
Capital expenditures	(33,185)	—	(33,185)
Proceeds from sale of assets	7,781	—	7,781
Customer contracts acquired	—	—	—
Internal use software	(16,288)	—	(16,288)
Computer software developed	(62,194)	—	(62,194)
Proceeds from investments	—	—	—
Purchase of investments	—	—	—
Net cash from investing activities	(131,780)	—	(131,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	25,000	—	25,000
Repayments on credit facilities	(47,158)	—	(47,158)
Purchase of treasury stock	(175,699)	—	(175,699)
Dividends paid	(71,251)	—	(71,251)
Excess tax benefits from stock-based compensation	3,406	—	3,406
Proceeds from issuance of common stock upon exercise of stock options	609	—	609
Minimum tax withholding payments related to share based compensation	(6,598)	—	(6,598)
Proceeds from sale of common stock, net	4,284	—	4,284
Net cash from financing activities	(267,407)	—	(267,407)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,528)	$—	$(57,528)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$—	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,377	$—	$70,377

Consolidated Statements of Cash Flows:
(In Thousands)

	Year Ended
	June 30, 2013
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$176,645	$(9,035)	$167,610
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	51,967	—	51,967
Amortization	48,374	—	48,374
Change in deferred income taxes	24,091	(5,755)	18,336
Excess tax benefits from stock-based compensation	(3,621)	—	(3,621)
Expense for stock-based compensation	8,615	—	8,615
(Gain)/loss on disposal of assets	3,908	—	3,908
Changes in operating assets and liabilities:
Change in receivables	(12,739)	—	(12,739)
Change in prepaid expenses, deferred costs and other	(4,430)	(7,072)	(11,502)
Change in accounts payable	(4,582)	—	(4,582)
Change in accrued expenses	7,774	—	7,774
Change in income taxes	4,575	—	4,575
Change in deferred revenues	8,597	21,862	30,459
Net cash from operating activities	309,174	—	309,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	—	—
Capital expenditures	(46,256)	—	(46,256)
Proceeds from sale of assets	530	—	530
Customer contracts acquired	(186)	—	(186)
Internal use software	—	—	—
Computer software developed	(51,332)	—	(51,332)
Proceeds from investments	—	—	—
Purchase of investments	—	—	—
Net cash from investing activities	(97,244)	—	(97,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	—	—
Repayments on credit facilities	(145,180)	—	(145,180)
Purchase of treasury stock	(58,126)	—	(58,126)
Dividends paid	(48,202)	—	(48,202)
Excess tax benefits from stock-based compensation	3,621	—	3,621
Proceeds from issuance of common stock upon exercise of stock options	6,775	—	6,775
Minimum tax withholding payments related to share based compensation	(3,926)	—	(3,926)
Proceeds from sale of common stock, net	3,700	—	3,700
Net cash from financing activities	(241,338)	—	(241,338)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(29,408)	$—	$(29,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$157,313	$—	$157,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,905	$—	$127,905

Consolidated Statements of Cash Flows:
(In Thousands)

	Year Ended
	June 30, 2012
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$154,984	$(2,944)	$152,040
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	45,322	—	45,322
Amortization	49,297	—	49,297
Change in deferred income taxes	22,610	(1,699)	20,911
Excess tax benefits from stock-based compensation	(3,465)	—	(3,465)
Expense for stock-based compensation	6,950	—	6,950
(Gain)/loss on disposal of assets	1,198	—	1,198
Changes in operating assets and liabilities:
Change in receivables	(10,795)	—	(10,795)
Change in prepaid expenses, deferred costs and other	(22,962)	(4,799)	(27,761)
Change in accounts payable	3,488	—	3,488
Change in accrued expenses	7,770	—	7,770
Change in income taxes	9,257	—	9,257
Change in deferred revenues	896	9,442	10,338
Net cash from operating activities	264,550	—	264,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	—	—
Capital expenditures	(41,441)	—	(41,441)
Proceeds from sale of assets	2,772	—	2,772
Customer contracts acquired	(720)	—	(720)
Internal use software	—	—	—
Computer software developed	(37,873)	—	(37,873)
Proceeds from investments	3,000	—	3,000
Purchase of investments	(2,000)	—	(2,000)
Net cash from investing activities	(76,262)	—	(76,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	—	—
Repayments on credit facilities	(35,280)	—	(35,280)
Purchase of treasury stock	(34,371)	—	(34,371)
Dividends paid	(38,128)	—	(38,128)
Excess tax benefits from stock-based compensation	3,465	—	3,465
Proceeds from issuance of common stock upon exercise of stock options	11,004	—	11,004
Minimum tax withholding payments related to share based compensation	(4,112)	—	(4,112)
Proceeds from sale of common stock, net	3,322	—	3,322
Net cash from financing activities	(94,100)	—	(94,100)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$94,188	$—	$94,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$63,125	$—	$63,125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,313	$—	$157,313

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

QUARTERLY FINANCIAL INFORMATION
(unaudited)

The Company has restated the following quarterly financial information for the interim periods during the fiscal years ended June 30, 2014 and 2013 for the effects of the restatement more fully described in Note 15 - Restatement of Consolidated Financial Statements, as set forth below (in thousands, except for per share data):

	For the Year Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
As Previously Reported

REVENUE
License	$11,779	$12,893	$15,267	$13,070	$53,009
Support and service	269,544	274,276	270,931	283,635	1,098,386
Hardware	14,338	15,356	14,731	14,233	58,658
Total revenue	295,661	302,525	300,929	310,938	1,210,053
COST OF SALES
Cost of license	1,412	947	1,167	747	4,273
Cost of support and service	154,583	157,893	164,223	166,744	643,443
Cost of hardware	10,941	10,867	11,008	10,892	43,708
Total cost of sales	166,936	169,707	176,398	178,383	691,424
GROSS PROFIT	128,725	132,818	124,531	132,555	518,629
OPERATING EXPENSES
Selling and marketing	21,458	21,071	22,034	22,007	86,570
Research and development	15,673	16,142	17,486	17,447	66,748
General and administrative	14,250	12,132	13,629	13,301	53,312
Total operating expenses	51,381	49,345	53,149	52,755	206,630
OPERATING INCOME	77,344	83,473	71,382	79,800	311,999
INTEREST INCOME (EXPENSE)
Interest income	131	129	84	33	377
Interest expense	(280)	(267)	(262)	(296)	(1,105)
Total interest income (expense)	(149)	(138)	(178)	(263)	(728)
INCOME BEFORE INCOME TAXES	77,195	83,335	71,204	79,537	311,271
PROVISION FOR INCOME TAXES	27,407	29,353	24,447	28,928	110,135
NET INCOME	$49,788	$53,982	$46,757	$50,609	$201,136

Diluted earnings per share	$0.58	$0.63	$0.55	$0.60	$2.36
Diluted weighted average shares outstanding	85,854	85,986	85,467	84,276	85,396

Basic earnings per share	$0.58	$0.63	$0.55	$0.60	$2.37
Basic weighted average shares outstanding	85,294	85,450	84,981	83,740	84,866

	For the Year Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Effects of Restatement

REVENUE
License	$(11,017)	$(12,648)	$(14,664)	$(12,496)	$(50,825)
Support and service	(6,914)	(1,034)	5,169	16,724	13,945
Hardware	—	—	—	—	—
Total revenue	(17,931)	(13,682)	(9,495)	4,228	(36,880)
COST OF SALES
Cost of license	(1,067)	(759)	(940)	(599)	(3,365)
Cost of support and service	(5,427)	(3,124)	(1,399)	1,263	(8,687)
Cost of hardware	—	—	—	—	—
Total cost of sales	(6,494)	(3,883)	(2,339)	664	(12,052)
GROSS PROFIT	(11,437)	(9,799)	(7,156)	3,564	(24,828)
OPERATING EXPENSES
Selling and marketing	(720)	(568)	(315)	476	(1,127)
Research and development	—	—	—	—	—
General and administrative	—	—	—	—	—
Total operating expenses	(720)	(568)	(315)	476	(1,127)
OPERATING INCOME	(10,717)	(9,231)	(6,841)	3,088	(23,701)
INTEREST INCOME (EXPENSE)
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	—
Total interest income (expense)	—	—	—	—	—
INCOME BEFORE INCOME TAXES	(10,717)	(9,231)	(6,841)	3,088	(23,701)
PROVISION FOR INCOME TAXES	(4,149)	(3,609)	(2,690)	1,168	(9,280)
NET INCOME	$(6,568)	$(5,622)	$(4,151)	$1,920	$(14,421)

Diluted earnings per share	$(0.08)	$(0.07)	$(0.05)	$0.02	$(0.17)
Diluted weighted average shares outstanding	85,854	85,986	85,467	84,276	85,396

Basic earnings per share	$(0.08)	$(0.07)	$(0.05)	$0.02	$(0.17)
Basic weighted average shares outstanding	85,294	85,450	84,981	83,740	84,866

	For the Year Ended June 30, 2014
	Quarter 1 (As Restated)	Quarter 2 (As Restated)	Quarter 3 (As Restated)	Quarter 4 (As Restated)	Total (As Restated)
As Restated

REVENUE
License	$762	$245	$603	$574	$2,184
Support and service	262,630	273,242	276,100	300,359	1,112,331
Hardware	14,338	15,356	14,731	14,233	58,658
Total revenue	277,730	288,843	291,434	315,166	1,173,173
COST OF SALES
Cost of license	345	188	227	148	908
Cost of support and service	149,156	154,769	162,824	168,007	634,756
Cost of hardware	10,941	10,867	11,008	10,892	43,708
Total cost of sales	160,442	165,824	174,059	179,047	679,372
GROSS PROFIT	117,288	123,019	117,375	136,119	493,801
OPERATING EXPENSES
Selling and marketing	20,738	20,503	21,719	22,483	85,443
Research and development	15,673	16,142	17,486	17,447	66,748
General and administrative	14,250	12,132	13,629	13,301	53,312
Total operating expenses	50,661	48,777	52,834	53,231	205,503
OPERATING INCOME	66,627	74,242	64,541	82,888	288,298
INTEREST INCOME (EXPENSE)
Interest income	131	129	84	33	377
Interest expense	(280)	(267)	(262)	(296)	(1,105)
Total interest income (expense)	(149)	(138)	(178)	(263)	(728)
INCOME BEFORE INCOME TAXES	66,478	74,104	64,363	82,625	287,570
PROVISION FOR INCOME TAXES	23,258	25,744	21,757	30,096	100,855
NET INCOME	$43,220	$48,360	$42,606	$52,529	$186,715

Diluted earnings per share	$0.50	$0.56	$0.50	$0.62	$2.19
Diluted weighted average shares outstanding	85,854	85,986	85,467	84,276	85,396

Basic earnings per share	$0.51	$0.57	$0.50	$0.63	$2.20
Basic weighted average shares outstanding	85,294	85,450	84,981	83,740	84,866

	For the Year Ended June 30, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
As Previously Reported

REVENUE
License	$12,864	$13,210	$16,681	$12,063	$54,818
Support and service	244,585	250,310	250,415	269,901	1,015,211
Hardware	13,552	15,174	14,447	16,184	59,357
Total revenue	271,001	278,694	281,543	298,148	1,129,386
COST OF SALES
Cost of license	1,077	1,251	1,360	1,136	4,824
Cost of support and service	143,418	144,683	155,012	160,807	603,920
Cost of hardware	10,578	10,523	10,581	11,968	43,650
Total cost of sales	155,073	156,457	166,953	173,911	652,394
GROSS PROFIT	115,928	122,237	114,590	124,237	476,992
OPERATING EXPENSES
Selling and marketing	20,189	19,937	20,935	20,558	81,619
Research and development	14,645	15,691	15,996	16,870	63,202
General and administrative	13,578	27,181	11,950	13,915	66,624
Total operating expenses	48,412	62,809	48,881	51,343	211,445
OPERATING INCOME	67,516	59,428	65,709	72,894	265,547
INTEREST INCOME (EXPENSE)
Interest income	187	190	133	130	640
Interest expense	(1,341)	(1,261)	(1,034)	(2,701)	(6,337)
Total interest income (expense)	(1,154)	(1,071)	(901)	(2,571)	(5,697)
INCOME BEFORE INCOME TAXES	66,362	58,357	64,808	70,323	259,850
PROVISION FOR INCOME TAXES	23,887	17,852	18,812	22,654	83,205
NET INCOME	$42,475	$40,505	$45,996	$47,669	$176,645

Diluted net income per share	$0.49	$0.47	$0.53	$0.55	$2.04
Diluted weighted average shares outstanding	86,605	86,639	86,705	86,525	86,619

Basic net income per share	$0.49	$0.47	$0.53	$0.56	$2.05
Basic weighted average shares outstanding	86,109	86,084	86,120	85,845	86,040

	For the Year Ended June 30, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Effects of Restatement

REVENUE
License	$(11,498)	$(12,231)	$(15,150)	$(10,573)	$(49,452)
Support and service	(4,470)	785	7,524	23,751	27,590
Hardware	—	—	—	—	—
Total revenue	(15,968)	(11,446)	(7,626)	13,178	(21,862)
COST OF SALES
Cost of license	(1,004)	(1,025)	(1,132)	(803)	(3,964)
Cost of support and service	(3,756)	(2,330)	(350)	4,136	(2,300)
Cost of hardware	—	—	—	—	—
Total cost of sales	(4,760)	(3,355)	(1,482)	3,333	(6,264)
GROSS PROFIT	(11,208)	(8,091)	(6,144)	9,845	(15,598)
OPERATING EXPENSES
Selling and marketing	(697)	(532)	(469)	890	(808)
Research and development	—	—	—	—	—
General and administrative	—	—	—	—	—
Total operating expenses	(697)	(532)	(469)	890	(808)
OPERATING INCOME	(10,511)	(7,559)	(5,675)	8,955	(14,790)
INTEREST INCOME (EXPENSE)
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	—
Total interest income (expense)	—	—	—	—	—
INCOME BEFORE INCOME TAXES	(10,511)	(7,559)	(5,675)	8,955	(14,790)
PROVISION FOR INCOME TAXES	(3,996)	(2,956)	(2,179)	3,376	(5,755)
NET INCOME	$(6,515)	$(4,603)	$(3,496)	$5,579	$(9,035)

Diluted net income per share	$(0.08)	$(0.05)	$(0.04)	$0.06	$(0.10)
Diluted weighted average shares outstanding	86,605	86,639	86,705	86,525	86,619

Basic net income per share	$(0.08)	$(0.05)	$(0.04)	$0.06	$(0.11)
Basic weighted average shares outstanding	86,109	86,084	86,120	85,845	86,040

	For the Year Ended June 30, 2013
	Quarter 1 (As Restated)	Quarter 2 (As Restated)	Quarter 3 (As Restated)	Quarter 4 (As Restated)	Total (As Restated)
As Restated

REVENUE
License	$1,366	$979	$1,531	$1,490	$5,366
Support and service	240,115	251,095	257,939	293,652	1,042,801
Hardware	13,552	15,174	14,447	16,184	59,357
Total revenue	255,033	267,248	273,917	311,326	1,107,524
COST OF SALES
Cost of license	73	226	228	333	860
Cost of support and service	139,662	142,353	154,662	164,943	601,620
Cost of hardware	10,578	10,523	10,581	11,968	43,650
Total cost of sales	150,313	153,102	165,471	177,244	646,130
GROSS PROFIT	104,720	114,146	108,446	134,082	461,394
OPERATING EXPENSES
Selling and marketing	19,492	19,405	20,466	21,448	80,811
Research and development	14,645	15,691	15,996	16,870	63,202
General and administrative	13,578	27,181	11,950	13,915	66,624
Total operating expenses	47,715	62,277	48,412	52,233	210,637
OPERATING INCOME	57,005	51,869	60,034	81,849	250,757
INTEREST INCOME (EXPENSE)
Interest income	187	190	133	130	640
Interest expense	(1,341)	(1,261)	(1,034)	(2,701)	(6,337)
Total interest income (expense)	(1,154)	(1,071)	(901)	(2,571)	(5,697)
INCOME BEFORE INCOME TAXES	55,851	50,798	59,133	79,278	245,060
PROVISION FOR INCOME TAXES	19,891	14,896	16,633	26,030	77,450
NET INCOME	$35,960	$35,902	$42,500	$53,248	$167,610

Diluted net income per share	$0.42	$0.41	$0.49	$0.62	$1.94
Diluted weighted average shares outstanding	86,605	86,639	86,705	86,525	86,619

Basic net income per share	$0.42	$0.42	$0.49	$0.62	$1.95
Basic weighted average shares outstanding	86,109	86,084	86,120	85,845	86,040

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the filing of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 on August 27, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement discussed elsewhere in this 2014 Amended Annual Report on Form 10-K/A ("Form 10-K/A"), management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014 and concluded that the Company's disclosure controls and procedures were not effective due to the existence of the material weakness described in Management's Report on Internal Control over Financial Reporting (Revised).

Notwithstanding the material weakness identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

The Management’s Report on Internal Control over Financial Reporting (Revised) required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2014; their report is included in Item 8 of this Form 10-K/A.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending June 30, 2014, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Remediation

The Company has implemented a number of remediation steps to address the material weakness discussed above and to improve its internal controls. With respect to the control deficiencies discussed in the Management's Report on Internal Control over Financial Reporting (Revised) the following steps have been initiated.

i.	Improve our risk assessment processes to identify inherent risks and complexities in accounting that could have financial reporting implications.

ii.
Increase training and knowledge development for the individuals tasked with understanding various technical accounting matters associated with the Company's multiple element arrangement revenue recognition policies. Additionally, engage and retain experienced external advisors for technical assistance.

iii.	Review and update our revenue recognition policies on a regular basis to incorporate changes in our business and accounting standards.

iv.	Redesign of our contract review controls, focusing on key areas that may significantly impact revenue recognition.

v.	Enhance the functionality of our systems and controls over reporting from the systems to account for bundled software arrangements properly.

vi.	Develop improved internal audit programs and training for individuals tasked with monitoring our accounting for revenue recognition for multiple element software arrangements.

The Company expects that the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting. Management is committed to improving the Company's internal control processes. As the Company continues to evaluate and improve its internal controls, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified, which will be subject to audit procedures. The Company expects to complete the required remedial actions during fiscal 2016.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
- Consolidated Balance Sheets as of June 30, 2014 (Restated) and 2013 (Restated)
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
- Consolidated Statements of Cash Flows for the years ended June 30, 2014 (Restated), 2013 (Restated) and 2012 (Restated)
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
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

10.46	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2012.

10.47	Form of Restricted Stock Agreement (independent directors), attached as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2013.

10.48	Form of Termination Benefits Agreements (executives), attached as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed February 6, 2014.

21.1*	List of the Company’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with the Jack Henry & Associates, Inc. Annual Report on Form 10-K for the year ended June 30, 2014, originally filed August 27, 2014.

** Furnished with this report on Form 10-K/A are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and June 30, 2013, (ii) the Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of June, 2015.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Chairman of the Board, Chief Executive Officer and Director	June 25, 2015

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	June 25, 2015

/s/ Matthew Flanigan Matthew Flanigan	Director	June 25, 2015

/s/ Marla Shepard Marla Shepard	Director	June 25, 2015

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	June 25, 2015

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	June 25, 2015

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	June 25, 2015

/s/ Laura G. Kelly Laura G. Kelly	Director	June 25, 2015