Form 10-Q/A
period 2014-09-30
HENRY JACK & ASSOCIATES INC
filed 2015-06-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
The Company has corrected these errors in the accompanying restated condensed consolidated financial statements (unaudited).
See Note 11 - Restatement of Condensed Consolidated Financial Statements which is included in "Financial Statements" in Item 1 of this Amended Quarterly Report for the fiscal quarter ended 30 September, 2014 on Form 10-Q/A.
Internal Control over Financial Reporting
Management reevaluated its assessment of disclosure controls and procedures as of September 30, 2014. As a result of that reassessment, management concluded that disclosure controls and procedures were not effective due to a material weakness. For a description of the material weakness and actions taken and to be taken to remediate the material weakness, see "Part I - Item 4 - Controls and Procedures."
This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the Original Filing on November 5, 2014 or modify or update those disclosures affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of Original Filing.
The following items in the Original Filing have been amended:
Part I, Item 1 Financial Statements
Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4 Controls and Procedures
Part II, Item 6 Exhibits
The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1.
The Company is concurrently filing an amended Annual Report on Form 10-K/A for the year ended June 30, 2014 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2014 and March 31, 2015 to reflect the effects of the restatement therein.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2014	June 30, 2014
	As Restated, See Note 11	As Restated, See Note 11
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,402	$70,377
Receivables, net	159,110	224,041
Income tax receivable	2,618	7,937
Prepaid expenses and other	73,928	61,074
Deferred costs	35,265	27,077
Total current assets	310,323	390,506
PROPERTY AND EQUIPMENT, net	301,132	291,675
OTHER ASSETS:
Non-current deferred costs	83,965	78,458
Computer software, net of amortization	167,585	160,391
Other non-current assets	44,333	44,657
Customer relationships, net of amortization	132,893	136,602
Other intangible assets, net of amortization	27,805	25,653
Goodwill	552,761	552,761
Total other assets	1,009,342	998,522
Total assets	$1,620,797	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,316	$10,516
Accrued expenses	58,038	63,299
Accrued income taxes	14,690	—
Deferred income tax liability	21,440	30,094
Notes payable and current maturities of long term debt	9,964	5,407
Deferred revenues	292,276	337,493
Total current liabilities	404,724	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	166,519	155,375
Non-current deferred income tax liability	103,693	97,720
Debt, net of current maturities	1,041	3,729
Other long-term liabilities	10,349	9,683
Total long term liabilities	281,602	266,507
Total liabilities	686,326	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,611,471 shares issued at September 30, 2014; 102,429,926 shares issued at June 30, 2014	1,026	1,024
Additional paid-in capital	412,092	412,512
Retained earnings	1,159,678	1,131,632

Less treasury stock at cost 20,843,232 shares at September 30, 2014; 19,794,559 shares at June 30, 2014	(638,325)	(577,781)
Total stockholders' equity	934,471	967,387
Total liabilities and equity	$1,620,797	$1,680,703
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
	As Restated, See Note 11	As Restated, See Note 11
REVENUE
License	$503	$762
Support and service	288,216	262,630
Hardware	12,755	14,338
Total revenue	301,474	277,730

COST OF SALES
Cost of license	409	344
Cost of support and service	165,090	149,156
Cost of hardware	9,385	10,941
Total cost of sales	174,884	160,441

GROSS PROFIT	126,590	117,289

OPERATING EXPENSES
Selling and marketing	21,663	20,738
Research and development	16,791	15,673
General and administrative	16,510	14,250
Total operating expenses	54,964	50,661

OPERATING INCOME	71,626	66,628

INTEREST INCOME (EXPENSE)
Interest income	57	131
Interest expense	(266)	(280)
Total interest income (expense)	(209)	(149)

INCOME BEFORE INCOME TAXES	71,417	66,479

PROVISION FOR INCOME TAXES	25,329	23,258

NET INCOME	$46,088	$43,221

Diluted earnings per share	$0.56	$0.50
Diluted weighted average shares outstanding	82,589	85,854

Basic earnings per share	$0.56	$0.51
Basic weighted average shares outstanding	82,195	85,294

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
	As Restated, See Note 11	As Restated, See Note 11
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,088	$43,221
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	13,631	12,963
Amortization	15,817	12,893
Change in deferred income taxes	(2,682)	(2,287)
Excess tax benefits from stock-based compensation	(3,801)	(2,947)
Expense for stock-based compensation	2,068	1,922
(Gain)/loss on disposal of assets	(56)	(30)
Changes in operating assets and liabilities:
Change in receivables	64,931	78,489
Change in prepaid expenses, deferred costs and other	(26,225)	(19,806)
Change in accounts payable	(2,200)	2,213
Change in accrued expenses	(4,680)	(16,238)
Change in income taxes	24,329	21,531
Change in deferred revenues	(34,072)	(34,234)
Net cash from operating activities	93,148	97,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,485)	(7,351)
Proceeds from sale of assets	58	2,702
Internal use software	(3,455)	(3,183)
Computer software developed	(17,999)	(14,076)
Net cash from investing activities	(42,881)	(21,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(170)	(2,798)
Purchase of treasury stock	(60,544)	—
Dividends paid	(18,042)	(17,054)
Excess tax benefits from stock-based compensation	3,801	2,947
Proceeds from issuance of common stock upon exercise of stock options	161	111
Minimum tax withholding payments related to share based compensation	(7,602)	(6,176)
Proceeds from sale of common stock, net	1,154	1,070
Net cash from financing activities	(81,242)	(21,900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(30,975)	$53,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,377	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,402	$181,787

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
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K/A  (“Form 10-K/A”) for the fiscal year ended June 30, 2014. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K/A for the fiscal year ended June 30, 2014.
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

NOTE 5.    INCOME TAXES
The effective tax rate of 35.5% of income before income taxes for the quarter ended September 30, 2014 is higher than 35.0% for the same quarter in fiscal 2014 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which expired December 31, 2013.
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

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,
	2014	2013
Net Income	$46,088	$43,221
Common share information:
Weighted average shares outstanding for basic earnings per share	82,195	85,294
Dilutive effect of stock options and restricted stock	394	560
Weighted average shares outstanding for diluted earnings per share	82,589	85,854
Basic earnings per share	$0.56	$0.51
Diluted earnings per share	$0.56	$0.50
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

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$441	$62	$503	$533	$229	$762
Support and service	221,216	67,000	288,216	200,435	62,195	262,630
Hardware	9,745	3,010	12,755	10,585	3,753	14,338
Total revenue	231,402	70,072	301,474	211,553	66,177	277,730
COST OF SALES
Cost of license	366	43	409	163	181	344
Cost of support and service	128,887	36,203	165,090	115,690	33,466	149,156
Cost of hardware	7,171	2,214	9,385	8,180	2,761	10,941
Total cost of sales	136,424	38,460	174,884	124,033	36,408	160,441
GROSS PROFIT	$94,978	$31,612	126,590	$87,520	$29,769	117,289

OPERATING EXPENSES			54,964			50,661

INTEREST INCOME (EXPENSE)			(209)			(149)

INCOME BEFORE INCOME TAXES			$71,417			$66,479

	September 30,	June 30,
	2014	2014
Property and equipment, net
Bank systems and services	$268,698	$258,437
Credit Union systems and services	32,434	33,238
Total	$301,132	$291,675
Intangible assets, net
Bank systems and services	$650,637	$643,972
Credit Union systems and services	230,407	231,435
Total	$881,044	$875,407
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

NOTE 11.    RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
Subsequent to the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 on November 5, 2014, management identified historical accounting errors relating to its accounting for certain software license, maintenance and service agreements. The prior period errors primarily relate to the Company's accounting for its bundled software multi-element arrangements.
More specifically, the Company concluded it had improperly accounted for contracts containing multiple software products delivered at different points in time as separate arrangements within a contract versus as a single arrangement with multiple elements, resulting in revenue being recognized on these contracts before all licenses, for which no vendor-specific objective evidence (“VSOE”) of fair value exists, had been delivered. Furthermore, the Company concluded that its mechanisms for tracking and estimating implementation hours was not capable of producing reliable estimates in support of its assertion of VSOE for its implementation services and that its pricing for stand-alone sales of post-contract support ("PCS") was not consistent enough to support its assertion of VSOE for PCS during prior periods.
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
Due to the above errors, including the related tax impact, net income for the fiscal quarters ended September 30, 2014 and 2013 was overstated by $6,674 and $6,567, respectively. On the balance sheet, total assets as of September 30, 2014 and June 30, 2014 increased $62,743 and $56,411, respectively; total liabilities increased $140,191 and $127,185 respectively; and stockholders' equity decreased $77,448 and $70,774 respectively.
The following tables present the effects of the restatement on each line of the Company's previously issued condensed consolidated financial statements as of September 30, 2014 and June 30, 2014 and for the fiscal quarters ended September 30, 2014 and 2013.

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Quarter Ended
	September 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$13,610	$(13,107)	$503
Support and service	292,454	(4,238)	288,216
Hardware	12,755	—	12,755
Total revenue	318,819	(17,345)	301,474

COST OF SALES
Cost of license	1,389	(980)	409
Cost of support and service	169,697	(4,607)	165,090
Cost of hardware	9,385	—	9,385
Total cost of sales	180,471	(5,587)	174,884

GROSS PROFIT	138,348	(11,758)	126,590

OPERATING EXPENSES
Selling and marketing	22,408	(745)	21,663
Research and development	16,791	—	16,791
General and administrative	16,510	—	16,510
Total operating expenses	55,709	(745)	54,964

OPERATING INCOME	82,639	(11,013)	71,626

INTEREST INCOME (EXPENSE)
Interest income	57	—	57
Interest expense	(266)	—	(266)
Total interest income (expense)	(209)	—	(209)

INCOME BEFORE INCOME TAXES	82,430	(11,013)	71,417

PROVISION FOR INCOME TAXES	29,668	(4,339)	25,329

NET INCOME	$52,762	$(6,674)	$46,088

Diluted earnings per share	$0.64	$(0.08)	$0.56
Diluted weighted average shares outstanding	82,589	82,589	82,589

Basic earnings per share	$0.64	$(0.08)	$0.56
Basic weighted average shares outstanding	82,195	82,195	82,195

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Quarter Ended
	September 30, 2013
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$11,779	$(11,017)	$762
Support and service	269,544	(6,914)	262,630
Hardware	14,338	—	14,338
Total revenue	295,661	(17,931)	277,730

COST OF SALES
Cost of license	1,412	(1,068)	344
Cost of support and service	154,583	(5,427)	149,156
Cost of hardware	10,941	—	10,941
Total cost of sales	166,936	(6,495)	160,441

GROSS PROFIT	128,725	(11,436)	117,289

OPERATING EXPENSES
Selling and marketing	21,458	(720)	20,738
Research and development	15,673	—	15,673
General and administrative	14,250	—	14,250
Total operating expenses	51,381	(720)	50,661

OPERATING INCOME	77,344	(10,716)	66,628

INTEREST INCOME (EXPENSE)
Interest income	131	—	131
Interest expense	(280)	—	(280)
Total interest income (expense)	(149)	—	(149)

INCOME BEFORE INCOME TAXES	77,195	(10,716)	66,479

PROVISION FOR INCOME TAXES	27,407	(4,149)	23,258

NET INCOME	$49,788	$(6,567)	$43,221

Diluted earnings per share	$0.58	$(0.08)	$0.50
Diluted weighted average shares outstanding	85,854	85,854	85,854

Basic earnings per share	$0.58	$(0.08)	$0.51
Basic weighted average shares outstanding	85,294	85,294	85,294

Condensed Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	September 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,402	$—	$39,402
Receivables, net	159,110	—	159,110
Income tax receivable	2,618	—	2,618
Prepaid expenses and other	72,340	1,588	73,928
Deferred costs	28,649	6,616	35,265
Total current assets	302,119	8,204	310,323
PROPERTY AND EQUIPMENT, net	301,132	—	301,132
OTHER ASSETS:
Non-current deferred costs	36,370	47,595	83,965
Computer software, net of amortization	167,585	—	167,585
Other non-current assets	37,389	6,944	44,333
Customer relationships, net of amortization	132,893	—	132,893
Other intangible assets, net of amortization	27,805	—	27,805
Goodwill	552,761	—	552,761
Total other assets	954,803	54,539	1,009,342
Total assets	$1,558,054	$62,743	$1,620,797
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,316	$—	$8,316
Accrued expenses	58,038	—	58,038
Deferred income tax liability	37,592	(16,152)	21,440
Accrued income taxes	14,690	—	14,690
Notes payable and current maturities of long term debt	9,964	—	9,964
Deferred revenues	260,552	31,724	292,276
Total current liabilities	389,152	15,572	404,724
LONG TERM LIABILITIES:
Non-current deferred revenues	9,017	157,502	166,519
Non-current deferred income tax liability	136,576	(32,883)	103,693
Debt, net of current maturities	1,041	—	1,041
Other long-term liabilities	10,349	—	10,349
Total long term liabilities	156,983	124,619	281,602
Total liabilities	546,135	140,191	686,326
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,611,471 shares issued at September 30, 2014	1,026	—	1,026
Additional paid-in capital	412,092	—	412,092
Retained earnings	1,237,126	(77,448)	1,159,678
Less treasury stock at cost 20,843,232 shares at September 30, 2014	(638,325)	—	(638,325)
Total stockholders' equity	1,011,919	(77,448)	934,471
Total liabilities and equity	$1,558,054	$62,743	$1,620,797

Condensed Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$—	$70,377
Receivables, net	224,041	—	224,041
Income tax receivable	7,937	—	7,937
Prepaid expenses and other	59,824	1,250	61,074
Deferred costs	22,202	4,875	27,077
Total current assets	384,381	6,125	390,506
PROPERTY AND EQUIPMENT, net	291,675	—	291,675
OTHER ASSETS:
Non-current deferred costs	34,708	43,750	78,458
Computer software, net of amortization	160,391	—	160,391
Other non-current assets	38,121	6,536	44,657
Customer relationships, net of amortization	136,602	—	136,602
Other intangible assets, net of amortization	25,653	—	25,653
Goodwill	552,761	—	552,761
Total other assets	948,236	50,286	998,522
Total assets	$1,624,292	$56,411	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$—	$10,516
Accrued expenses	63,299	—	63,299
Deferred income tax liability	37,592	(7,498)	30,094
Notes payable and current maturities of long term debt	5,407	—	5,407
Deferred revenues	312,002	25,491	337,493
Total current liabilities	428,816	17,993	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	8,985	146,390	155,375
Non-current deferred income tax liability	134,918	(37,198)	97,720
Debt, net of current maturities	3,729	—	3,729
Other long-term liabilities	9,683	—	9,683
Total long term liabilities	157,315	109,192	266,507
Total liabilities	586,131	127,185	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014	1,024	—	1,024
Additional paid-in capital	412,512	—	412,512
Retained earnings	1,202,406	(70,774)	1,131,632
Less treasury stock at cost 19,794,559 shares at June 30, 2014	(577,781)	—	(577,781)
Total stockholders' equity	1,038,161	(70,774)	967,387
Total liabilities and equity	$1,624,292	$56,411	$1,680,703

Condensed Consolidated Statements of Cash Flows:
(In Thousands)

	Quarter Ended
	September 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,762	$(6,674)	$46,088
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	13,631	—	13,631
Amortization	15,817	—	15,817
Change in deferred income taxes	1,658	(4,340)	(2,682)
Excess tax benefits from stock-based compensation	(3,801)	—	(3,801)
Expense for stock-based compensation	2,068	—	2,068
(Gain)/loss on disposal of assets	(56)	—	(56)
Changes in operating assets and liabilities:
Change in receivables	64,931	—	64,931
Change in prepaid expenses, deferred costs and other	(19,893)	(6,332)	(26,225)
Change in accounts payable	(2,200)	—	(2,200)
Change in accrued expenses	(4,680)	—	(4,680)
Change in income taxes	24,329	—	24,329
Change in deferred revenues	(51,418)	17,346	(34,072)
Net cash from operating activities	93,148	—	93,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,485)	—	(21,485)
Proceeds from sale of assets	58	—	58
Internal use software	(3,455)	—	(3,455)
Computer software developed	(17,999)	—	(17,999)
Net cash from investing activities	(42,881)	—	(42,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(170)	—	(170)
Purchase of treasury stock	(60,544)	—	(60,544)
Dividends paid	(18,042)	—	(18,042)
Excess tax benefits from stock-based compensation	3,801	—	3,801
Proceeds from issuance of common stock upon exercise of stock options	161	—	161
Minimum tax withholding payments related to share based compensation	(7,602)	—	(7,602)
Proceeds from sale of common stock, net	1,154	—	1,154
Net cash from financing activities	(81,242)	—	(81,242)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(30,975)	$—	$(30,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,377	—	70,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,402	$—	$39,402

Condensed Consolidated Statements of Cash Flows:
(In Thousands)

	Quarter Ended
	September 30, 2013
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,788	$(6,567)	$43,221
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,963	—	12,963
Amortization	12,893	—	12,893
Change in deferred income taxes	1,862	(4,149)	(2,287)
Excess tax benefits from stock-based compensation	(2,947)	—	(2,947)
Expense for stock-based compensation	1,922	—	1,922
(Gain)/loss on disposal of assets	(30)	—	(30)
Changes in operating assets and liabilities:
Change in receivables	78,489	—	78,489
Change in prepaid expenses, deferred costs and other	(12,591)	(7,215)	(19,806)
Change in accounts payable	2,213	—	2,213
Change in accrued expenses	(16,238)	—	(16,238)
Change in income taxes	21,531	—	21,531
Change in deferred revenues	(52,165)	17,931	(34,234)
Net cash from operating activities	97,690	—	97,690
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,351)	—	(7,351)
Proceeds from sale of assets	2,702	—	2,702
Internal use software	(3,183)	—	(3,183)
Computer software developed	(14,076)	—	(14,076)
Net cash from investing activities	(21,908)	—	(21,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(2,798)	—	(2,798)
Purchase of treasury stock	—	—	—
Dividends paid	(17,054)	—	(17,054)
Excess tax benefits from stock-based compensation	2,947	—	2,947
Proceeds from issuance of common stock upon exercise of stock options	111	—	111
Minimum tax withholding payments related to share based compensation	(6,176)	—	(6,176)
Proceeds from sale of common stock, net	1,070	—	1,070
Net cash from financing activities	(21,900)	—	(21,900)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$53,882	$—	$53,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$127,905	$—	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,787	$—	$181,787

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Amended Quarterly Report on this Form 10-Q/A for the quarter ended September 30, 2014.
All of the financial information presented in this Item 2 has been revised to reflect the restatement of our condensed consolidated financial statements more fully described in Note 11 - Restatement of Consolidated Financial Statements which is included in "Financial Statements" in Item 1 of this Form 10-Q/A.
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
RESULTS OF OPERATIONS
In the first quarter of fiscal 2015, revenues increased 9% or $23,744 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component. Cost of sales increased 9%, in line with revenue, operating expenses increased 8% for the quarter due mainly to increased headcount and related salaries, and provision for income taxes increased slightly over the prior year first quarter. The increased revenue and above changes resulted in a 7% increase in net income for the quarter.
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
REVENUE

License Revenue	Three Months Ended September 30,		% Change
	2014	2013
License	$503	$762	(34)%
Percentage of total revenue	—%	—%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, that are not part of a bundled arrangement. Non-bundled license revenue decreased due mainly to a decrease in standalone license sales in our credit union segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended September 30,		% Change
	2014	2013
Support and service	$288,216	$262,630	10%
Percentage of total revenue	96%	95%

	Qtr over Qtr
	$ Change	% Change
In-House Support & Other Services	$1,273	2%
Electronic Payment Services	9,920	9%
Outsourcing Services	7,244	13%
Implementation Services	4,465	32%
Bundled Products & Services	2,684	60%
Total Increase	$25,586
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
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased from last year's quarter mainly due to increased installations of our Alogent suite of products.

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

COST OF SALES AND GROSS PROFIT

	Three Months Ended September 30,		% Change
	2014	2013
Cost of License	$409	$344	19%
Percentage of total revenue	<1%	<1%
License Gross Profit	$94	$418	(78)%
Gross Profit Margin	19%	55%
Cost of support and service	$165,090	$149,156	11%
Percentage of total revenue	55%	54%
Support and Service Gross Profit	$123,126	$113,474	9%
Gross Profit Margin	43%	43%
Cost of hardware	$9,385	$10,941	(14)%
Percentage of total revenue	3%	4%
Hardware Gross Profit	$3,370	$3,397	(1)%
Gross Profit Margin	26%	24%
TOTAL COST OF SALES	$174,884	$160,441	9%
Percentage of total revenue	58%	58%
TOTAL GROSS PROFIT	$126,590	$117,289	8%
Gross Profit Margin	42%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Sales of these third party software products decreased compared to last year, along with a shift in sales mix toward products which achieve a lower margin, which caused a decrease in gross profit margins.
Gross profit margins in support and service remained fairly consistent with the prior year. The increase in cost is primarily due to increased personnel costs and depreciation and amortization.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins are slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended September 30,		% Change
	2014	2013
Selling and marketing	$21,663	$20,738	4%
Percentage of total revenue	7%	7%
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related personnel costs. This is in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2014	2013
Research and development	$16,791	$15,673	7%
Percentage of total revenue	6%	6%
Research and development expenses increased primarily due to increased headcount and related personnel costs of 9%.

General and Administrative	Three Months Ended September 30,		% Change
	2014	2013
General and administrative	$16,510	$14,250	16%
Percentage of total revenue	5%	5%
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
PROVISION FOR INCOME TAXES
The provision for income taxes was $25,329 or 35.5% of income before income taxes for the three months ended September 30, 2014 compared with $23,258 or 35.0% of income before income taxes in the three months ended September 30, 2013. The prior year income tax rate was slightly lower primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which expired effective December 31, 2013.
NET INCOME
Net income increased 7% for the three months ended September 30, 2014. For the first quarter of fiscal 2015, it was $46,088 or $0.56 per diluted share compared to $43,221, or $0.50 per diluted share in the same period last year.

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

Bank Systems and Services	Three Months Ended September 30,		% Change
	2014	2013
Revenue	$231,402	$211,553	9%
Gross profit	$94,978	$87,520	9%
Gross profit margin	41%	41%
Revenue in the Bank segment increased 9% compared to the equivalent quarter last fiscal year. This was primarily due to growth support & service revenue, particularly electronic payment transaction processing services revenue and outsourcing services revenue which both grew 11% over the prior year quarter.
Gross profit margins remain consistent for the quarter compared to the same period last year.

Credit Union Systems and Services	Three Months Ended September 30,		% Change
	2014	2013
Revenue	$70,072	$66,177	6%
Gross profit	$31,612	$29,769	6%
Gross profit margin	45%	45%
Revenue in the Credit Union segment increased 6% from the same quarter last year driven mainly by an 8% increase in support & service revenue as Credit Union continues to grow in in-house maintenance renewals, outsourcing and electronic payments.
Gross profit margins remained consistent for the quarter compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $39,402 at September 30, 2014 from $70,377 at June 30, 2014, primarily due to ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2014	2013
Net income	$46,088	$43,221
Non-cash expenses	24,977	22,514
Change in receivables	64,931	78,489
Change in deferred revenue	(34,072)	(34,234)
Change in other assets and liabilities	(8,776)	(12,300)
Net cash provided by operating activities	$93,148	$97,690
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

At September 30, 2014, the Company had negative working capital of $94,401; however, the largest component of current liabilities was deferred revenue of $292,276, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we continue to have access to unused lines of credit in excess of $150,000 and continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
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

ITEM 4.        CONTROLS AND PROCEDURES

In connection with the filing of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 on November 5, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In light of the restatement discussed elsewhere in this Amended Quarterly Report on Form 10-Q/A ("Form 10-Q/A"), management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 and concluded that the Company's disclosure controls and procedures were not effective due to the existence of the material weakness as of June 30, 2014 described in Management's Report on Internal Control over Financial Reporting (Revised) in the Form 10-K/A, which was not remediated as of September 30, 2014.

Notwithstanding the material weakness identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the material weakness discussed above had not yet been identified by management.

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

PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS

10.49*	Jack Henry & Associates, Inc. Deferred Compensation Plan.

10.50*	Jack Henry & Associates, Inc. Non-Employee Director Deferred Compensation Plan.

10.51*	Form of Performance Shares Agreement Under the Jack Henry & Associates, Inc. Restricted Stock Plan.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with the Jack Henry & Associates, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, originally filed November 5, 2014.

** Furnished with this quarterly report on Form 10-Q/A are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	June 25, 2015	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	June 25, 2015	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer