Form 10-Q
period 2014-12-31
HENRY JACK & ASSOCIATES INC
filed 2015-06-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

As of June 22, 2015, Registrant had 80,992,682 shares of Common Stock outstanding ($0.01 par value).

JACK HENRY & ASSOCIATES, INC.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2014. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2014	June 30, 2014
		As Restated, See Note 11
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,332	$70,377
Receivables, net	147,890	224,041
Income tax receivable	2,106	7,937
Prepaid expenses and other	73,691	61,074
Deferred costs	33,762	27,077
Total current assets	306,781	390,506
PROPERTY AND EQUIPMENT, net	295,483	291,675
OTHER ASSETS:
Non-current deferred costs	88,834	78,458
Computer software, net of amortization	173,694	160,391
Other non-current assets	46,411	44,657
Customer relationships, net of amortization	129,183	136,602
Other intangible assets, net of amortization	30,219	25,653
Goodwill	550,366	552,761
Total other assets	1,018,707	998,522
Total assets	$1,620,971	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,889	$10,516
Accrued expenses	63,882	63,299
Accrued income taxes	438	—
Deferred income tax liability	20,223	30,094
Notes payable and current maturities of long term debt	77,888	5,407
Deferred revenues	234,939	337,493
Total current liabilities	405,259	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	178,142	155,375
Non-current deferred income tax liability	103,066	97,720
Debt, net of current maturities	923	3,729
Other long-term liabilities	11,519	9,683
Total long term liabilities	293,650	266,507
Total liabilities	698,909	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,635,606 shares issued at December 31, 2014; 102,429,926 shares issued at June 30, 2014	1,026	1,024
Additional paid-in capital	415,982	412,512
Retained earnings	1,195,638	1,131,632

Less treasury stock at cost; 21,692,532 shares at December 31, 2014; 19,794,559 shares at June 30, 2014	(690,584)	(577,781)
Total stockholders' equity	922,062	967,387
Total liabilities and equity	$1,620,971	$1,680,703
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
		As Restated, See Note 11		As Restated, See Note 11
REVENUE
License	$491	$246	$994	$1,007
Support and service	296,905	273,242	585,121	535,872
Hardware	13,898	15,356	26,652	29,694
Total revenue	311,294	288,844	612,767	566,573

COST OF SALES
Cost of license	308	188	717	533
Cost of support and service	170,377	154,769	335,467	303,925
Cost of hardware	9,574	10,867	18,959	21,808
Total cost of sales	180,259	165,824	355,143	326,266

GROSS PROFIT	131,035	123,020	257,624	240,307

OPERATING EXPENSES
Selling and marketing	22,175	20,503	43,838	41,240
Research and development	17,681	16,142	34,472	31,814
General and administrative	11,514	12,132	28,025	26,382
Total operating expenses	51,370	48,777	106,335	99,436

OPERATING INCOME	79,665	74,243	151,289	140,871

INTEREST INCOME (EXPENSE)
Interest income	28	129	85	260
Interest expense	(337)	(267)	(603)	(546)
Total interest income (expense)	(309)	(138)	(518)	(286)

INCOME BEFORE INCOME TAXES	79,356	74,105	150,771	140,585

PROVISION FOR INCOME TAXES	25,474	25,744	50,802	49,002

NET INCOME	$53,882	$48,361	$99,969	$91,583

Diluted earnings per share	$0.66	$0.56	$1.22	$1.07
Diluted weighted average shares outstanding	81,634	85,986	82,112	85,920

Basic earnings per share	$0.66	$0.57	$1.22	$1.07
Basic weighted average shares outstanding	81,432	85,450	81,813	85,372

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2014	2013
		As Restated, See Note 11
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$99,969	$91,583
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	27,471	26,153
Amortization	31,945	25,969
Change in deferred income taxes	(4,527)	(3,889)
Excess tax benefits from stock-based compensation	(4,006)	(3,152)
Expense for stock-based compensation	4,583	4,541
(Gain)/loss on disposal of assets	(5,315)	(52)
Changes in operating assets and liabilities:
Change in receivables	76,151	94,694
Change in prepaid expenses, deferred costs and other	(31,555)	(26,340)
Change in accounts payable	(2,627)	(970)
Change in accrued expenses	1,263	(16,200)
Change in income taxes	11,878	11,660
Change in deferred revenues	(78,332)	(72,681)
Net cash from operating activities	126,898	131,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,389)	(21,866)
Proceeds from sale of assets	8,242	2,809
Internal use software	(7,432)	(6,980)
Computer software developed	(36,820)	(29,015)
Net cash from investing activities	(63,399)	(55,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	70,000	—
Repayments on credit facilities	(4,669)	(13,630)
Purchase of treasury stock	(112,803)	—
Dividends paid	(35,961)	(34,146)
Excess tax benefits from stock-based compensation	4,006	3,152
Proceeds from issuance of common stock upon exercise of stock options	402	221
Minimum tax withholding payments related to share based compensation	(7,680)	(6,239)
Proceeds from sale of common stock, net	2,161	1,974
Net cash from financing activities	(84,544)	(48,668)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(21,045)	$27,596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,377	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,332	$155,501

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
COMPREHENSIVE INCOME
Comprehensive income for the three and six months ended December 31, 2014 and 2013 equals the Company’s net income.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2014, there were 21,693 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,298 additional shares. The total cost of treasury shares at December 31, 2014 is $690,584. During the first six months of fiscal 2015, the Company repurchased 1,898 treasury shares for $112,803. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Dividends declared per share were $0.22 and $0.20 for the three months ended December 31, 2014 and 2013, respectively. Dividends declared per share were $0.44 and $0.40 for the six months ended December 31, 2014 and 2013, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of December 31, 2014, the results of its operations for the three and six months ended December 31, 2014 and 2013, and its cash flows for the six months ended December 31, 2014 and 2013.
The results of operations for the period ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire year.
LITIGATION
We are subject to various routine legal proceedings and claims, including the following:
In May 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and have defended the lawsuit vigorously. A part of that defense has been the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. On April 29, 2015, the PTAB issued decisions holding that all claims of the plaintiff's patents at issue in the lawsuit are unpatentable and invalid.  DataTreasury has moved for rehearing of the PTAB decision.  At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2014
Financial Assets:
Money market funds	$20,923	$—	$—	$20,923
June 30, 2014
Financial Assets:
Money market funds	$28,877	$—	$—	$28,877

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENT
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. On April 1, 2015, the FASB voted to defer the effective date of the new standard by one year. If a final standard is issued and remains consistent with the FASB's April 1, 2015 vote, the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. Along with the deferral of the effective date, the FASB also voted to allow early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
In April 2015, the FASB also issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU 2015-3 is effective for the company in fiscal year ended June 30, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will adopt these changes for the fiscal year ended June 30, 2017.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2014	2014
LONG TERM DEBT
Capital leases	$6,524	$7,757
	6,524	7,757
Less current maturities	5,601	4,028
Debt, net of current maturities	$923	$3,729

SHORT TERM DEBT
Revolving credit facility	$70,000	$—
Capital leases	2,287	1,379
Current maturities of long-term debt	5,601	4,028
Notes payable and current maturities of long term debt	$77,888	$5,407
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. $6,524 of long term capital lease obligations remains outstanding at December 31, 2014, of which $5,601 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,287 at December 31, 2014.
Revolving credit facility
The revolving credit facility in effect at December 31, 2014 allowed for borrowings of up to $150,000, which could be increased by the Company at any time until maturity to $250,000. The credit facility bore interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility was secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility was subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2014, the Company was in compliance with all such covenants. The revolving loan was due to terminate June 4, 2015. At December 31, 2014, the outstanding revolving loan balance was $70,000.
This revolving credit facility was subsequently replaced by a new revolving credit facility (See Note 10).
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At December 31, 2014, no amount was outstanding.
Interest
The Company paid interest of $415 and $301 during the six months ended December 31, 2014 and 2013, respectively.
Property and Equipment
Property and equipment included $3,897 and $7,198 in accrued liabilities or acquired via capital lease at December 31, 2014 and 2013, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate of 32.1% of income before income taxes for the quarter ended December 31, 2014 is lower than 34.7% for the same quarter in fiscal 2014 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which was retroactively extended in December 2014.
The Company paid income taxes of $43,450 and $41,233 in the six months ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had $9,099 of gross unrecognized tax benefits, $6,405 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,652 and $722 related to uncertain tax positions at December 31, 2014 and 2013, respectively.
The U.S. federal and state income tax returns for June 30, 2011 and all subsequent years remain subject to examination as of December 31, 2014 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $2,000 - $3,000 within twelve months of December 31, 2014.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended December 31, 2014 and 2013, there was $2,516 and $2,619 of equity-based compensation costs, respectively. Our pre-tax operating income for the six months ended December 31, 2014 and 2013, includes $4,583 and $4,541 of equity-based compensation costs, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the six months ended December 31, 2014.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	125	$22.29
Granted	—	—
Forfeited	—	—
Exercised	(13)	19.54
Outstanding December 31, 2014	112	$22.62	$4,412
Vested December 31, 2014	112	$22.62	$4,412
Exercisable December 31, 2014	112	$22.62	$4,412
Compensation cost related to outstanding options has been fully recognized. The weighted average remaining contractual term on options currently exercisable as of December 31, 2014 was 3.36 years.
Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2014, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	138	$33.56
Granted	9	56.06
Vested	(58)	35.53
Forfeited	(7)	46.39
Outstanding December 31, 2014	82	$33.56
At December 31, 2014, there was $1,075 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.26 years.

The following table summarizes non-vested unit awards as of December 31, 2014, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	709	$31.66
Granted	178	53.52
Vested	(277)	19.69
Forfeited	(101)	19.69
Outstanding December 31, 2014	509	$48.13
The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 164 unit awards granted are as follows:

Volatility	17.8%
Risk free interest rate	1.06%
Dividend yield	1.5%
Stock Beta	0.765
The remaining 14 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At December 31, 2014, there was $13,939 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.66 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Income	$53,882	$48,361	$99,969	$91,583
Common share information:
Weighted average shares outstanding for basic earnings per share	81,432	85,450	81,813	85,372
Dilutive effect of stock options and restricted stock	202	536	299	548
Weighted average shares outstanding for diluted earnings per share	81,634	85,986	82,112	85,920
Basic earnings per share	$0.66	$0.57	$1.22	$1.07
Diluted earnings per share	$0.66	$0.56	$1.22	$1.07
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2014 and 2013. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 170 anti-dilutive stock options or restricted stock excluded for the three month period ended December 31, 2014 (no  shares were excluded for the three month period ended December 31, 2013).  There were 134 anti-dilutive restricted shares excluded for the six months ended December 31, 2014 (9 restricted shares were excluded for the six months ended December 31, 2013).

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
The accompanying consolidated statements of income for the three and six months ended December 31, 2013 do not include any revenues and expenses related to this acquisition. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$288	$203	$491	$143	$103	$246
Support and service	229,107	67,798	296,905	210,689	62,553	273,242
Hardware	10,130	3,768	13,898	11,482	3,874	15,356
Total revenue	239,525	71,769	311,294	222,314	66,530	288,844
COST OF SALES
Cost of license	184	124	308	108	80	188
Cost of support and service	134,034	36,343	170,377	119,931	34,838	154,769
Cost of hardware	6,887	2,687	9,574	7,968	2,899	10,867
Total cost of sales	141,105	39,154	180,259	128,007	37,817	165,824
GROSS PROFIT	$98,420	$32,615	131,035	$94,307	$28,713	123,020

OPERATING EXPENSES			51,370			48,777

INTEREST INCOME (EXPENSE)			(309)			(138)

INCOME BEFORE INCOME TAXES			$79,356			$74,105

	Six Months Ended			Six Months Ended
	December 31, 2014			December 31, 2013
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$729	$265	$994	$676	$331	$1,007
Support and service	450,322	134,799	585,121	411,124	124,748	535,872
Hardware	19,874	6,778	26,652	22,066	7,628	29,694
Total revenue	470,925	141,842	612,767	433,866	132,707	566,573
COST OF SALES
Cost of license	550	167	717	271	262	533
Cost of support and service	262,920	72,547	335,467	235,621	68,304	303,925
Cost of hardware	14,058	4,901	18,959	16,149	5,659	21,808
Total cost of sales	277,528	77,615	355,143	252,041	74,225	326,266
GROSS PROFIT	$193,397	$64,227	257,624	$181,825	$58,482	240,307

OPERATING EXPENSES			106,335			99,436

INTEREST INCOME (EXPENSE)			(518)			(286)

INCOME BEFORE INCOME TAXES			$150,771			$140,585

	December 31,	June 30,
	2014	2014
Property and equipment, net
Bank systems and services	$260,704	$258,437
Credit Union systems and services	34,779	33,238
Total	$295,483	$291,675
Intangible assets, net
Bank systems and services	$652,856	$643,972
Credit Union systems and services	230,606	231,435
Total	$883,462	$875,407
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10.    SUBSEQUENT EVENTS
Dividends
On February 17, 2015, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on March 18, 2015 to shareholders of record on March 3, 2015.
Revolving credit facility
On February 20, 2015, the Company replaced its existing revolving credit facility with a new revolving credit facility. Outstanding balances under the previous revolving credit facility were repaid with proceeds from the new facility. The new facility has a borrowing limit of $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.00%, plus an applicable percentage in each case determined by the Company's leverage ratio. The new facility has a termination date of February 20, 2020.

NOTE 11.    RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
During the current fiscal year, management identified historical accounting errors relating to its accounting for certain software license, maintenance and service agreements. The prior period errors primarily relate to the Company's accounting for its bundled software multi-element arrangements.
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
Due to the above errors, including the related tax impact, net income for the fiscal quarter ended December 31, 2013 was overstated by $5,621 and net income for the six months ended December 31, 2013 was overstated by $12,187. On the balance sheet, total assets as of June 30, 2014 increased $56,411, total liabilities increased $127,185, and stockholders' equity decreased $70,774.
The following tables present the effects of the restatement on each line of the Company's previously issued condensed consolidated financial statements as of June 30, 2014 and for the fiscal quarter and six-month period ended December 31, 2013.

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Quarter Ended
	December 31, 2013
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$12,893	$(12,647)	$246
Support and service	274,276	(1,034)	273,242
Hardware	15,356	—	15,356
Total revenue	302,525	(13,681)	288,844

COST OF SALES
Cost of license	947	(759)	188
Cost of support and service	157,893	(3,124)	154,769
Cost of hardware	10,867	—	10,867
Total cost of sales	169,707	(3,883)	165,824

GROSS PROFIT	132,818	(9,798)	123,020

OPERATING EXPENSES
Selling and marketing	21,071	(568)	20,503
Research and development	16,142	—	16,142
General and administrative	12,132	—	12,132
Total operating expenses	49,345	(568)	48,777

OPERATING INCOME	83,473	(9,230)	74,243

INTEREST INCOME (EXPENSE)
Interest income	129	—	129
Interest expense	(267)	—	(267)
Total interest income (expense)	(138)	—	(138)

INCOME BEFORE INCOME TAXES	83,335	(9,230)	74,105

PROVISION FOR INCOME TAXES	29,353	(3,609)	25,744

NET INCOME	$53,982	$(5,621)	$48,361

Diluted earnings per share	$0.63	$(0.07)	$0.56
Diluted weighted average shares outstanding	85,986	85,986	85,986

Basic earnings per share	$0.63	$(0.06)	$0.57
Basic weighted average shares outstanding	85,450	85,450	85,450

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Six-Month Period Ended
	December 31, 2013
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$24,671	$(23,664)	$1,007
Support and service	543,820	(7,948)	535,872
Hardware	29,694	—	29,694
Total revenue	598,185	(31,612)	566,573

COST OF SALES
Cost of license	2,359	(1,826)	533
Cost of support and service	312,477	(8,552)	303,925
Cost of hardware	21,808	—	21,808
Total cost of sales	336,644	(10,378)	326,266

GROSS PROFIT	261,541	(21,234)	240,307

OPERATING EXPENSES
Selling and marketing	42,529	(1,289)	41,240
Research and development	31,814	—	31,814
General and administrative	26,382	—	26,382
Total operating expenses	100,725	(1,289)	99,436

OPERATING INCOME	160,816	(19,945)	140,871

INTEREST INCOME (EXPENSE)
Interest income	260	—	260
Interest expense	(546)	—	(546)
Total interest income (expense)	(286)	—	(286)

INCOME BEFORE INCOME TAXES	160,530	(19,945)	140,585

PROVISION FOR INCOME TAXES	56,760	(7,758)	49,002

NET INCOME	$103,770	$(12,187)	$91,583

Diluted earnings per share	$1.21	$(0.14)	$1.07
Diluted weighted average shares outstanding	85,920	85,920	85,920

Basic earnings per share	$1.22	$(0.15)	$1.07
Basic weighted average shares outstanding	85,372	—	85,372

Condensed Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$—	$70,377
Receivables, net	224,041	—	224,041
Income tax receivable	7,937	—	7,937
Prepaid expenses and other	59,824	1,250	61,074
Deferred costs	22,202	4,875	27,077
Total current assets	384,381	6,125	390,506
PROPERTY AND EQUIPMENT, net	291,675	—	291,675
OTHER ASSETS:
Non-current deferred costs	34,708	43,750	78,458
Computer software, net of amortization	160,391	—	160,391
Other non-current assets	38,121	6,536	44,657
Customer relationships, net of amortization	136,602	—	136,602
Other intangible assets, net of amortization	25,653	—	25,653
Goodwill	552,761	—	552,761
Total other assets	948,236	50,286	998,522
Total assets	$1,624,292	$56,411	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$—	$10,516
Accrued expenses	63,299	—	63,299
Deferred income tax liability	37,592	(7,498)	30,094
Notes payable and current maturities of long term debt	5,407	—	5,407
Deferred revenues	312,002	25,491	337,493
Total current liabilities	428,816	17,993	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	8,985	146,390	155,375
Non-current deferred income tax liability	134,918	(37,198)	97,720
Debt, net of current maturities	3,729	—	3,729
Other long-term liabilities	9,683	—	9,683
Total long term liabilities	157,315	109,192	266,507
Total liabilities	586,131	127,185	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014	1,024	—	1,024
Additional paid-in capital	412,512	—	412,512
Retained earnings	1,202,406	(70,774)	1,131,632
Less treasury stock at cost; 19,794,559 shares at June 30, 2014	(577,781)	—	(577,781)
Total stockholders' equity	1,038,161	(70,774)	967,387
Total liabilities and equity	$1,624,292	$56,411	$1,680,703

Condensed Consolidated Statements of Cash Flows:
(In Thousands)

	Six-Month Period Ended
	December 31, 2013
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$103,770	$(12,187)	$91,583
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	26,153	—	26,153
Amortization	25,969	—	25,969
Change in deferred income taxes	3,868	(7,757)	(3,889)
Excess tax benefits from stock-based compensation	(3,152)	—	(3,152)
Expense for stock-based compensation	4,541	—	4,541
(Gain)/loss on disposal of assets	(52)	—	(52)
Changes in operating assets and liabilities:
Change in receivables	94,694	—	94,694
Change in prepaid expenses, deferred costs and other	(14,672)	(11,668)	(26,340)
Change in accounts payable	(970)	—	(970)
Change in accrued expenses	(16,200)	—	(16,200)
Change in income taxes	11,660	—	11,660
Change in deferred revenues	(104,293)	31,612	(72,681)
Net cash from operating activities	131,316	—	131,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,866)	—	(21,866)
Proceeds from sale of assets	2,809	—	2,809
Internal use software	(6,980)	—	(6,980)
Computer software developed	(29,015)	—	(29,015)
Net cash from investing activities	(55,052)	—	(55,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	—	—
Repayments on credit facilities	(13,630)	—	(13,630)
Purchase of treasury stock	—	—	—
Dividends paid	(34,146)	—	(34,146)
Excess tax benefits from stock-based compensation	3,152	—	3,152
Proceeds from issuance of common stock upon exercise of stock options	221	—	221
Minimum tax withholding payments related to share based compensation	(6,239)	—	(6,239)
Proceeds from sale of common stock, net	1,974	—	1,974
Net cash from financing activities	(48,668)	—	(48,668)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,596	—	27,596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,905	—	127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,501	$—	$155,501

Prior Period Reclassification
Certain amounts included within the condensed consolidated statement of cash flows for the six months ended December 31, 2013 have been restated to correct an error related to the presentation of excess tax benefits from stock based compensation within cash flows from operating activities. Such correction adjusted the cash flow statement for the six months ended December 31, 2013 by presenting excess tax benefits from stock based compensation as a separate line item and increasing the change in income taxes by $3,152. There was no change in total cash flows from operating, investing or financing activities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2014.
All of the financial information presented in this Item 2 has been revised to reflect the restatement of our condensed consolidated financial statements more fully described in Note 11 - Restatement of Consolidated Financial Statements which is included in "Financial Statements" in Item 1 of this Form 10-Q.

OVERVIEW
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Our solutions are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation, outsourced services and hosted delivery.
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
RESULTS OF OPERATIONS
In the second quarter of fiscal 2015, revenues increased 8% or $22,450 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component. Cost of sales increased 9%, in line with revenue, and operating expenses increased 5% for the quarter due mainly to increased headcount and related salaries. Provision for income taxes decreased slightly compared to the prior year second quarter. The increased revenue and above changes resulted in a 11% increase in net income for the quarter.
In the six months ending December 31, 2014, revenues increased 8% or $46,194 compared to the same six months last year, with strong growth continuing in all components of our support & service revenues, particularly electronic payment services. Cost of sales increased 9%, in line with revenue, and operating expenses increased 7% for the six month period ended December 31, 2014. Provision for income taxes increased 4% compared to the prior year-to-date period. The increased revenue and above changes resulted in an 9% increase in net income for the six months ending December 31, 2014.
We move into the third quarter of fiscal 2015 following strong performance in the first half of the fiscal year. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2014 follows. All dollar amounts are in thousands and discussions compare the current three and six months ended December 31, 2014 to the prior year three and six months ended December 31, 2013.

REVENUE

License Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
License	$491	$246	100%	$994	$1,007	(1)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, that are not part of a bundled arrangement. Non-bundled license revenue increased for the quarter due mainly to small increases in standalone license sales in both our banking and credit union segments. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Support and service	$296,905	$273,242	9%	$585,121	$535,872	9%
Percentage of total revenue	95%	95%		95%	95%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$508	1%		$1,781	1%
Electronic Payment Services	10,889	10%		20,809	9%
Outsourcing Services	8,927	15%		16,171	14%
Implementation Services	3,561	23%		8,026	27%
Bundled Products & Services	(223)	(2)%		2,461	18%
Total Increase	$23,662			$49,248
There was growth in nearly all support and service revenue components in the both the quarterly and year-to-date periods of fiscal 2015.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow.
Electronic payment services continue to experience the largest dollar growth in both the quarter and year-to-date periods. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Implementation services include implementation services for our outsourcing and electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue increased in both the quarter and year-to-date periods, with increasing implementations across our core, online banking, imaging solutions and payments products.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services remained level compared to last year's quarter and increased year-to-date mainly due to increased installations of our Alogent suite of products in the first quarter.

Hardware Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Hardware	$13,898	$15,356	(9)%	$26,652	$29,694	(10)%
Percentage of total revenue	4%	5%		4%	5%

Hardware revenue decreased for both the quarter and year-to-date periods due to a decrease in complementary hardware products delivered.
Although there will be continuing quarterly fluctuations, we expect there to be an overall decreasing trend in hardware sales due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Cost of License	$308	$188	64%	$717	$533	35%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$183	$58	216%	$277	$474	(42)%
Gross Profit Margin	37%	24%		28%	47%
Cost of support and service	$170,377	$154,769	10%	$335,467	$303,925	10%
Percentage of total revenue	55%	54%		55%	54%
Support and Service Gross Profit	$126,528	$118,473	7%	$249,654	$231,947	8%
Gross Profit Margin	43%	43%		43%	43%
Cost of hardware	$9,574	$10,867	(12)%	$18,959	$21,808	(13)%
Percentage of total revenue	3%	4%		3%	4%
Hardware Gross Profit	$4,324	$4,489	(4)%	$7,693	$7,886	(2)%
Gross Profit Margin	31%	29%		29%	27%
TOTAL COST OF SALES	$180,259	$165,824	9%	$355,143	$326,266	9%
Percentage of total revenue	58%	57%		58%	58%
TOTAL GROSS PROFIT	$131,035	$123,020	7%	$257,624	$240,307	7%
Gross Profit Margin	42%	43%		42%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Sales of these third party software products remained fairly level compared to last year; however, shifts in sales mix between the products that make up these costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service remained consistent for the quarter and year-to-date periods.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal quarter and year, margins are slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Selling and marketing	$22,175	$20,503	8%	$43,838	$41,240	6%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related personnel costs, remaining at 7% of total revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Research and development	$17,681	$16,142	10%	$34,472	$31,814	8%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased both for the quarter and year-to-date primarily due to increased headcount and related personnel costs, remaining at 6% of total revenue.

General and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
General and administrative	$11,514	$12,132	(5)%	$28,025	$26,382	6%
Percentage of total revenue	4%	4%		5%	5%
General and administrative expenses decreased for the quarter mainly due to the gain on disposal of the TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI). The year-to-date expense is higher due to the impact of a Lyndhurst related insurance recovery in the prior year quarter coupled with increased headcount and related personnel costs. The increase was partially offset by the Teleweb gain.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Interest Income	$28	$129	(78)%	$85	$260	(67)%
Interest Expense	$(337)	$(267)	26%	$(603)	$(546)	10%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased slightly for both the quarter and year-to-date due to interest on the borrowing from our revolving credit facility in the second quarter.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Provision For Income Taxes	$25,474	$25,744	(1)%	$50,802	$49,002	4%
Effective Rate	32.1%	34.7%		33.7%	34.9%
The current year income tax rate was slightly lower for both the quarter and year-to-date periods primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which was retroactively extended in December 2014.
NET INCOME
Net income increased 11% for the three months ended December 31, 2014. For the second quarter of fiscal 2015, it was $53,882 or $0.66 per diluted share compared to $48,361, or $0.56 per diluted share in the same period last year. Net income also increased 9% for the six month period ended December 31, 2014 to $99,969 or $1.22 per diluted share compared to $91,583 or $1.07 per diluted share, for the same six month period last year.

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

Bank Systems and Services	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Revenue	$239,525	$222,314	8%	$470,925	$433,866	9%
Gross profit	$98,420	$94,307	4%	$193,397	$181,825	6%
Gross profit margin	41%	42%		41%	42%
Revenue in the Bank segment increased 8% compared to the equivalent quarter last fiscal year. This was primarily due to growth support & service revenue, particularly electronic payment transaction processing services revenue which grew 11% and outsourcing services revenue which grew 16% over the prior year quarter.
Year-to-date revenue increased 9% for the six month period due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 11% year-over-year growth in electronic payment services revenues from transaction processing and a 13% increase in outsourcing services revenue.
Gross profit margins decreased for both the quarter and year-to-date due primarily to increased personnel costs and increased depreciation and amortization.

Credit Union Systems and Services	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2014	2013		2014	2013
Revenue	$71,769	$66,530	8%	$141,842	$132,707	7%
Gross profit	$32,615	$28,713	14%	$64,227	$58,482	10%
Gross profit margin	45%	43%		45%	44%
Revenue in the Credit Union segment increased 8% from the same quarter last year driven mainly by an 8% increase in support & service, particularly from electronic payments and in-house maintenance renewals.
Year-to-date revenue in the Credit Union segment increased 7% over the prior year, as Credit Union continues to grow in in-house maintenance renewals, outsourcing and electronic payments.
Gross profit margins for the Credit Union segment increased for both the three and six month periods mainly due to economies of scale realized from growing transaction volume in our payment processing services.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $49,332 at December 31, 2014 from $70,377 at June 30, 2014, primarily due to ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2014	2013
Net income	$99,969	$91,583
Non-cash expenses	50,151	49,570
Change in receivables	76,151	94,694
Change in deferred revenue	(78,332)	(72,681)
Change in other assets and liabilities	(21,041)	(31,850)
Net cash provided by operating activities	$126,898	$131,316

Cash provided by operating activities decreased 3% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the six months of fiscal 2015 totaled $63,399 and included capital expenditures on facilities and equipment of $27,389, which mainly included the purchase of aircraft and computer equipment, $36,820 for the development of software, and $7,432 for the purchase and development of internal use software, partially offset by $8,242 proceeds from the sale of assets, mainly related to the TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI). Cash used in investing activities for the first six months of fiscal year 2014 totaled $55,052 and included capital expenditures on facilities and equipment of $21,866, which included spending on our outsourcing data center infrastructure, and purchase of an aircraft and computer equipment. Other uses of cash included $29,015 for the development of software and $6,980 for the purchase and development of internal use software. These expenditures have been partially offset by $2,809 proceeds received primarily from sale of an aircraft.
Financing activities used cash of $84,544 during the first six months of the current fiscal year. Cash used was mainly $112,803 for the purchase of treasury shares, dividends paid to stockholders of $35,961, repayments of capital leases of $4,669, and $1,111 net cash outflow from the issuance of stock and tax related to stock-based compensation. Cash used was offset by $70,000 of borrowings on our revolving credit facility. Financing activities in the first six months of last year used cash of $48,668. Cash used was mainly dividends paid to stockholders of $34,146, repayments of capital leases of $13,630, and $892 related to stock-based compensation.
At December 31, 2014, the Company had negative working capital of $98,478; however, the largest component of current liabilities was deferred revenue of $234,939, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $80,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $27,389 and $21,866 for the six months ended December 31, 2014 and 2013, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2015 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2014, there were 21,693 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,298 additional shares. The total cost of treasury shares at December 31, 2014 is $690,584. During the first six months of fiscal 2015, the Company repurchased 1,898 treasury shares for $112,803. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. $6,524 of long term capital lease obligations remains outstanding at December 31, 2014, of which $5,601 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $2,287 at December 31, 2014.
Revolving credit facility
The revolving credit facility in effect at December 31, 2014 allowed for borrowings of up to $150,000, which could be increased by the Company at any time until maturity to $250,000. The credit facility bore interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) LIBOR plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility was secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility was subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2014, the Company was in compliance with all such covenants. The revolving loan was due to terminate June 4, 2015. At December 31, 2014, the outstanding revolving loan balance was $70,000.

On February 20, 2015, the Company replaced its existing revolving credit facility with a new revolving credit facility. Outstanding balances under the previous revolving credit facility were repaid with proceeds from the new facility. The new facility has a borrowing limit of $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.00%, plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement.  Among those covenants is a requirement to provide unaudited, quarterly financial statements within 45 days of the end of the quarter, the Company has received an extension on this requirement related to the first and second quarters of fiscal 2015 until June 30, 2015. The new facility has a termination date of February 20, 2020.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At December 31, 2014, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of December 31, 2014 a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2015 by less than $700.

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that, due to a material weakness discussed below, the Company's disclosure controls and procedures were not effective as of June 30, 2014 and had not been remediated as of December 31, 2014 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during fiscal quarter ending December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the material weakness discussed above had not yet been identified by management.

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

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information with respect to our legal proceedings may be found at “Litigation” in Note 1 to the financial Statements in Part I, Item 1, which is incorporated herein by reference.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2014:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1 - October 31, 2014	91	$57.59	—	4,147,384
November 1 - November 30, 2014	250,165	60.97	250,000	3,897,384
December 1 - December 31, 2014	599,534	61.77	599,300	3,298,084
Total	849,790	61.53	849,300	3,298,084
(1) 849,300 shares were purchased through a publicly announced repurchase plan. There were 490 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Stock repurchase authorizations approved by the Company's Board of Directors as of May 3, 2013 was 25.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

10.52	Form of Restricted Stock Unit Agreement under Jack Henry & Associates, Inc. Restricted Stock Plan (Non-Employee Directors).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2014 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

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