Form 10-Q
period 2015-03-31
HENRY JACK & ASSOCIATES INC
filed 2015-06-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2015	June 30, 2014
		As Restated, See Note 11
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,800	$70,377
Receivables, net	137,415	224,041
Income tax receivable	10	7,937
Prepaid expenses and other	73,549	61,074
Deferred costs	30,758	27,077
Total current assets	294,532	390,506
PROPERTY AND EQUIPMENT, net	290,720	291,675
OTHER ASSETS:
Non-current deferred costs	93,907	78,458
Computer software, net of amortization	182,439	160,391
Other non-current assets	48,214	44,657
Customer relationships, net of amortization	125,694	136,602
Other intangible assets, net of amortization	32,267	25,653
Goodwill	550,366	552,761
Total other assets	1,032,887	998,522
Total assets	$1,618,139	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,639	$10,516
Accrued expenses	64,863	63,299
Accrued income taxes	4,601	—
Deferred income tax liability	23,805	30,094
Notes payable and current maturities of long term debt	7,247	5,407
Deferred revenues	180,450	337,493
Total current liabilities	287,605	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	190,020	155,375
Non-current deferred income tax liability	103,628	97,720
Debt, net of current maturities	70,200	3,729
Other long-term liabilities	10,076	9,683
Total long term liabilities	373,924	266,507
Total liabilities	661,529	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,658,025 shares issued at March 31, 2015; 102,429,926 shares issued at June 30, 2014	1,026	1,024
Additional paid-in capital	420,040	412,512
Retained earnings	1,226,128	1,131,632

Less treasury stock at cost; 21,692,532 shares at March 31, 2015; 19,794,559 shares at June 30, 2014	(690,584)	(577,781)
Total stockholders' equity	956,610	967,387
Total liabilities and equity	$1,618,139	$1,680,703
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
		As Restated, See Note 11		As Restated, See Note 11
REVENUE
License	$569	$603	$1,563	$1,610
Support and service	296,896	276,100	882,017	811,972
Hardware	12,244	14,731	38,897	44,425
Total revenue	309,709	291,434	922,477	858,007

COST OF SALES
Cost of license	285	227	1,002	760
Cost of support and service	168,457	162,824	503,925	466,749
Cost of hardware	9,152	11,008	28,111	32,816
Total cost of sales	177,894	174,059	533,038	500,325

GROSS PROFIT	131,815	117,375	389,439	357,682

OPERATING EXPENSES
Selling and marketing	21,674	21,719	65,512	62,960
Research and development	17,522	17,485	51,995	49,300
General and administrative	15,417	13,630	43,442	40,011
Total operating expenses	54,613	52,834	160,949	152,271

OPERATING INCOME	77,202	64,541	228,490	205,411

INTEREST INCOME (EXPENSE)
Interest income	33	84	118	344
Interest expense	(669)	(262)	(1,273)	(808)
Total interest income (expense)	(636)	(178)	(1,155)	(464)

INCOME BEFORE INCOME TAXES	76,566	64,363	227,335	204,947

PROVISION FOR INCOME TAXES	25,854	21,757	76,656	70,759

NET INCOME	$50,712	$42,606	$150,679	$134,188

Diluted earnings per share	$0.63	$0.50	$1.84	$1.56
Diluted weighted average shares outstanding	81,094	85,467	81,773	85,769

Basic earnings per share	$0.63	$0.50	$1.85	$1.57
Basic weighted average shares outstanding	80,880	84,981	81,502	85,242

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2015	2014
		As Restated, See Note 11
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$150,679	$134,188
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	41,023	39,581
Amortization	48,063	39,936
Change in deferred income taxes	(382)	(9,394)
Excess tax benefits from stock-based compensation	(4,156)	(3,320)
Expense for stock-based compensation	7,342	7,303
(Gain)/loss on disposal of assets	(5,045)	(255)
Changes in operating assets and liabilities:
Change in receivables	86,626	91,529
Change in prepaid expenses, deferred costs and other	(34,386)	(28,210)
Change in accounts payable	(3,877)	(4,670)
Change in accrued expenses	666	(11,019)
Change in income taxes	16,875	15,992
Change in deferred revenues	(120,941)	(110,224)
Net cash from operating activities	182,487	161,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(27,894)
Capital expenditures	(35,867)	(27,697)
Proceeds from sale of assets	8,266	5,392
Internal use software	(10,266)	(11,365)
Computer software developed	(56,465)	(44,511)
Net cash from investing activities	(94,332)	(106,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	70,000	—
Repayments on credit facilities	(6,033)	(15,556)
Purchase of treasury stock	(112,803)	(62,995)
Dividends paid	(56,183)	(52,770)
Debt acquisition costs	(901)	—
Excess tax benefits from stock-based compensation	4,156	3,320
Proceeds from issuance of common stock upon exercise of stock options	456	408
Minimum tax withholding payments related to share based compensation	(7,948)	(6,511)
Proceeds from sale of common stock, net	3,524	3,081
Net cash from financing activities	(105,732)	(131,023)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(17,577)	$(75,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,377	$127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,800	$52,244

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
COMPREHENSIVE INCOME
Comprehensive income for the three and nine months ended March 31, 2015 and 2014 equals the Company’s net income.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2015, there were 21,693 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,298 additional shares. The total cost of treasury shares at March 31, 2015 is $690,584. During the first nine months of fiscal 2015, the Company repurchased 1,898 treasury shares for $112,803. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Dividends declared per share were $0.25 and $0.22 for the three months ended March 31, 2015 and 2014, respectively. Dividends declared per share were $0.69 and $0.62 for the nine months ended March 31, 2015 and 2014, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of March 31, 2015, the results of its operations for the three and nine months ended March 31, 2015 and 2014, and its cash flows for the nine months ended March 31, 2015 and 2014.
The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.
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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2015
Financial Assets:
Money market funds	$20,436	$—	$—	$20,436
June 30, 2014
Financial Assets:
Money market funds	$28,877	$—	$—	$28,877

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

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2015	2014
LONG TERM DEBT
Revolving credit facility	$70,000	$—
Capital leases	1,012	7,757
	71,012	7,757
Less current maturities	812	4,028
Debt, net of current maturities	$70,200	$3,729

SHORT TERM DEBT
Capital leases	$6,435	$1,379
Current maturities of long-term debt	812	4,028
Notes payable and current maturities of long term debt	$7,247	$5,407
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. $1,012 of long term capital lease obligations remains outstanding at March 31, 2015, of which $812 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $6,435 at March 31, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000.  The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.00%, plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement.  Among those covenants is a requirement to provide unaudited, quarterly financial statements within 45 days of the end of the quarter, the Company has received an extension on this requirement related to the first and second quarters of fiscal 2015 until June 30, 2015.  The revolving loan terminates February 20, 2020 and at March 31, 2015, the outstanding revolving loan balance was $70,000.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At March 31, 2015, no amount was outstanding.
Interest
The Company paid interest of $817 and $586 during the nine months ended March 31, 2015 and 2014, respectively.
Property and Equipment
Property and equipment included $5,444 and $16,084 in accrued liabilities or acquired via capital lease at March 31, 2015 and 2014, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate of 33.8% of income before income taxes for the quarter ended March 31, 2015, which is equal to 33.8% for the same quarter in fiscal 2014 primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”) which was retroactively extended in December 2014.
The Company paid income taxes of $60,164 and $64,323 in the nine months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, the Company had $7,423 of gross unrecognized tax benefits, $5,705 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,388 and $758 related to uncertain tax positions at March 31, 2015 and 2014, respectively.

The U.S. federal and state income tax returns for June 30, 2011 and all subsequent years remain subject to examination as of March 31, 2015 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $2,000 - $3,000 within twelve months of March 31, 2015.

NOTE 6.    STOCK-BASED COMPENSATION
For the three months ended March 31, 2015 and 2014, there was $2,759 and $2,761 of equity-based compensation costs, respectively. Our pre-tax operating income for the nine months ended March 31, 2015 and 2014, includes $7,342 and $7,303 of equity-based compensation costs, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued under the 1996 SOP or the 2005 NSOP during the nine months ended March 31, 2015.
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	125	$22.29
Granted	—	—
Forfeited	—	—
Exercised	(15)	19.65
Outstanding March 31, 2015	110	$22.65	$5,197
Vested March 31, 2015	110	$22.65	$5,197
Exercisable March 31, 2015	110	$22.65	$5,197
Compensation cost related to outstanding options has been fully recognized. The weighted average remaining contractual term on options currently exercisable as of March 31, 2015 was 3.16 years.
Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2015, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	138	$33.56
Granted	9	56.06
Vested	(70)	35.80
Forfeited	(7)	46.39
Outstanding March 31, 2015	70	$32.95
At March 31, 2015, there was $1,347 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.22 years.

The following table summarizes non-vested unit awards as of March 31, 2015, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	709	$31.66
Granted	178	53.52
Vested	(277)	19.69
Forfeited	(111)	22.74
Outstanding March 31, 2015	499	$48.08
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
At March 31, 2015, there was $11,149 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.41 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Income	$50,712	$42,606	$150,679	$134,188
Common share information:
Weighted average shares outstanding for basic earnings per share	80,880	84,981	81,502	85,242
Dilutive effect of stock options and restricted stock	214	486	271	527
Weighted average shares outstanding for diluted earnings per share	81,094	85,467	81,773	85,769
Basic earnings per share	$0.63	$0.50	$1.85	$1.57
Diluted earnings per share	$0.63	$0.50	$1.84	$1.56
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2015 and 2014. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 112 anti-dilutive stock options or restricted stock excluded for the three month period ended March 31, 2015 (no  shares were excluded for the three month period ended March 31, 2014).  There were 83 anti-dilutive restricted shares excluded for the nine months ended March 31, 2015 (6 restricted shares were excluded for the nine months ended March 31, 2014).

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

Management has completed a purchase price allocation of Banno and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of March 1, 2014 are set forth below:

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
The accompanying consolidated statements of income for the three and nine months ended March 31, 2014 do not include any revenues and expenses related to this acquisition prior to the closing date of the acquisition. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$333	$236	$569	$575	$28	$603
Support and service	228,666	68,230	296,896	212,465	63,635	276,100
Hardware	9,112	3,132	12,244	10,411	4,320	14,731
Total revenue	238,111	71,598	309,709	223,451	67,983	291,434
COST OF SALES
Cost of license	141	144	285	214	13	227
Cost of support and service	132,548	35,909	168,457	126,787	36,037	162,824
Cost of hardware	6,791	2,361	9,152	7,835	3,173	11,008
Total cost of sales	139,480	38,414	177,894	134,836	39,223	174,059
GROSS PROFIT	$98,631	$33,184	131,815	$88,615	$28,760	117,375

OPERATING EXPENSES			54,613			52,834

INTEREST INCOME (EXPENSE)			(636)			(178)

INCOME BEFORE INCOME TAXES			$76,566			$64,363

	Nine Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2014
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$1,062	$501	$1,563	$1,251	$359	$1,610
Support and service	678,989	203,028	882,017	623,589	188,383	811,972
Hardware	28,987	9,910	38,897	32,478	11,947	44,425
Total revenue	709,038	213,439	922,477	657,318	200,689	858,007
COST OF SALES
Cost of license	691	311	1,002	485	275	760
Cost of support and service	395,469	108,456	503,925	362,408	104,341	466,749
Cost of hardware	20,849	7,262	28,111	23,983	8,833	32,816
Total cost of sales	417,009	116,029	533,038	386,876	113,449	500,325
GROSS PROFIT	$292,029	$97,410	389,439	$270,442	$87,240	357,682

OPERATING EXPENSES			160,949			152,271

INTEREST INCOME (EXPENSE)			(1,155)			(464)

INCOME BEFORE INCOME TAXES			$227,335			$204,947

	March 31,	June 30,
	2015	2014
Property and equipment, net
Bank systems and services	$257,059	$258,437
Credit Union systems and services	33,661	33,238
Total	$290,720	$291,675
Intangible assets, net
Bank systems and services	$659,972	$643,972
Credit Union systems and services	230,794	231,435
Total	$890,766	$875,407
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10.    SUBSEQUENT EVENTS
Dividends
On May 11, 2015, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on June 9, 2015 to shareholders of record on May 26, 2015.

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
Due to the above errors, including the related tax impact, net income for the fiscal quarter ended March 31, 2014 was overstated by $4,150 and net income for the nine months ended March 31, 2014 was overstated by $16,339. On the balance sheet, total assets as of June 30, 2014 increased $56,411, total liabilities increased $127,185, and stockholders' equity decreased $70,774.
The following tables present the effects of the restatement on each line of the Company's previously issued condensed consolidated financial statements as of June 30, 2014 and for the fiscal quarter and nine-month period ended March 31, 2014.

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Quarter Ended
	March 31, 2014
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$15,267	$(14,664)	$603
Support and service	270,931	5,169	276,100
Hardware	14,731	—	14,731
Total revenue	300,929	(9,495)	291,434

COST OF SALES
Cost of license	1,167	(940)	227
Cost of support and service	164,223	(1,399)	162,824
Cost of hardware	11,008	—	11,008
Total cost of sales	176,398	(2,339)	174,059

GROSS PROFIT	124,531	(7,156)	117,375

OPERATING EXPENSES
Selling and marketing	22,034	(315)	21,719
Research and development	17,485	—	17,485
General and administrative	13,630	—	13,630
Total operating expenses	53,149	(315)	52,834

OPERATING INCOME	71,382	(6,841)	64,541

INTEREST INCOME (EXPENSE)
Interest income	84	—	84
Interest expense	(262)	—	(262)
Total interest income (expense)	(178)	—	(178)

INCOME BEFORE INCOME TAXES	71,204	(6,841)	64,363

PROVISION FOR INCOME TAXES	24,448	(2,691)	21,757

NET INCOME	$46,756	$(4,150)	$42,606

Diluted earnings per share	$0.55	$(0.05)	$0.50
Diluted weighted average shares outstanding	85,467	85,467	85,467

Basic earnings per share	$0.55	$(0.05)	$0.50
Basic weighted average shares outstanding	84,981	84,981	84,981

Condensed Consolidated Statements of Income:
(In Thousands, Except Per Share Data)

	Nine-Month Period Ended
	March 31, 2014
	As Previously Reported	Effect of Restatement	As Restated
REVENUE
License	$39,938	$(38,328)	$1,610
Support and service	814,751	(2,779)	811,972
Hardware	44,425	—	44,425
Total revenue	899,114	(41,107)	858,007

COST OF SALES
Cost of license	3,526	(2,766)	760
Cost of support and service	476,700	(9,951)	466,749
Cost of hardware	32,816	—	32,816
Total cost of sales	513,042	(12,717)	500,325

GROSS PROFIT	386,072	(28,390)	357,682

OPERATING EXPENSES
Selling and marketing	64,562	(1,602)	62,960
Research and development	49,300	—	49,300
General and administrative	40,011	—	40,011
Total operating expenses	153,873	(1,602)	152,271

OPERATING INCOME	232,199	(26,788)	205,411

INTEREST INCOME (EXPENSE)
Interest income	344	—	344
Interest expense	(808)	—	(808)
Total interest income (expense)	(464)	—	(464)

INCOME BEFORE INCOME TAXES	231,735	(26,788)	204,947

PROVISION FOR INCOME TAXES	81,208	(10,449)	70,759

NET INCOME	$150,527	$(16,339)	$134,188

Diluted earnings per share	$1.76	$(0.19)	$1.56
Diluted weighted average shares outstanding	85,769	85,769	85,769

Basic earnings per share	$1.77	$(0.19)	$1.57
Basic weighted average shares outstanding	85,242	85,242	85,242

Condensed Consolidated Balance Sheets:
(In Thousands, Except Share and Per Share Data)
	June 30, 2014
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,377	$—	$70,377
Receivables, net	224,041	—	224,041
Income tax receivable	7,937	—	7,937
Prepaid expenses and other	59,824	1,250	61,074
Deferred costs	22,202	4,875	27,077
Total current assets	384,381	6,125	390,506
PROPERTY AND EQUIPMENT, net	291,675	—	291,675
OTHER ASSETS:
Non-current deferred costs	34,708	43,750	78,458
Computer software, net of amortization	160,391	—	160,391
Other non-current assets	38,121	6,536	44,657
Customer relationships, net of amortization	136,602	—	136,602
Other intangible assets, net of amortization	25,653	—	25,653
Goodwill	552,761	—	552,761
Total other assets	948,236	50,286	998,522
Total assets	$1,624,292	$56,411	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,516	$—	$10,516
Accrued expenses	63,299	—	63,299
Deferred income tax liability	37,592	(7,498)	30,094
Notes payable and current maturities of long term debt	5,407	—	5,407
Deferred revenues	312,002	25,491	337,493
Total current liabilities	428,816	17,993	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	8,985	146,390	155,375
Non-current deferred income tax liability	134,918	(37,198)	97,720
Debt, net of current maturities	3,729	—	3,729
Other long-term liabilities	9,683	—	9,683
Total long term liabilities	157,315	109,192	266,507
Total liabilities	586,131	127,185	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,429,926 shares issued at June 30, 2014	1,024	—	1,024
Additional paid-in capital	412,512	—	412,512
Retained earnings	1,202,406	(70,774)	1,131,632
Less treasury stock at cost; 19,794,559 shares at June 30, 2014	(577,781)	—	(577,781)
Total stockholders' equity	1,038,161	(70,774)	967,387
Total liabilities and equity	$1,624,292	$56,411	$1,680,703

Condensed Consolidated Statements of Cash Flows:
(In Thousands)

	Nine-Month Period Ended
	March 31, 2014
	As Previously Reported	Effect of Restatement	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$150,527	$(16,339)	$134,188
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	39,581	—	39,581
Amortization	39,936	—	39,936
Change in deferred income taxes	1,056	(10,450)	(9,394)
Excess tax benefits from stock-based compensation	(3,320)	—	(3,320)
Expense for stock-based compensation	7,303	—	7,303
(Gain)/loss on disposal of assets	(255)	—	(255)
Changes in operating assets and liabilities:
Change in receivables	91,529	—	91,529
Change in prepaid expenses, deferred costs and other	(13,892)	(14,318)	(28,210)
Change in accounts payable	(4,670)	—	(4,670)
Change in accrued expenses	(11,019)	—	(11,019)
Change in income taxes	15,992	—	15,992
Change in deferred revenues	(151,331)	41,107	(110,224)
Net cash from operating activities	161,437	—	161,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(27,894)	—	(27,894)
Capital expenditures	(27,697)	—	(27,697)
Proceeds from sale of assets	5,392	—	5,392
Internal use software	(11,365)	—	(11,365)
Computer software developed	(44,511)	—	(44,511)
Net cash from investing activities	(106,075)	—	(106,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	—	—
Repayments on credit facilities	(15,556)	—	(15,556)
Purchase of treasury stock	(62,995)	—	(62,995)
Dividends paid	(52,770)	—	(52,770)
Debt acquisition costs	—	—	—
Excess tax benefits from stock-based compensation	3,320	—	3,320
Proceeds from issuance of common stock upon exercise of stock options	408	—	408
Minimum tax withholding payments related to share based compensation	(6,511)	—	(6,511)
Proceeds from sale of common stock, net	3,081	—	3,081
Net cash from financing activities	(131,023)	—	(131,023)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,661)	—	(75,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,905	—	127,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,244	$—	$52,244

Prior Period Reclassification
Certain amounts included within the condensed consolidated statement of cash flows for the nine months ended March 31, 2014 have been restated to correct an error related to the presentation of excess tax benefits from stock based compensation within cash flows from operating activities. Such correction adjusted the cash flow statement for the nine months ended March 31, 2014 by presenting excess tax benefits from stock based compensation as a separate line item and increasing the change in income taxes by $3,320. There was no change in total cash flows from operating, investing or financing activities.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2015.
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
RESULTS OF OPERATIONS
In the third quarter of fiscal 2015, revenues increased 6% or $18,275 compared to the same period in the prior year, with strong growth continuing in our support & service revenue component. Cost of sales increased 2%, in line with revenue, and operating expenses increased 3% for the quarter due mainly to increased headcount and related salaries. Provision for income taxes increased slightly compared to the prior year third quarter. The increased revenue and above changes resulted in a 19% increase in net income for the quarter.
In the nine months ending March 31, 2015, revenues increased 8% or $64,470 compared to the same nine months last year, with strong growth continuing in all components of our support & service revenues, particularly electronic payment services. Cost of sales increased 7%, in line with revenue, and operating expenses increased 6% for the nine month period ended March 31, 2015. Provision for income taxes increased 8% compared to the prior year-to-date period. The increased revenue and above changes resulted in an 12% increase in net income for the nine months ending March 31, 2015.
We move into the final quarter of fiscal 2015 following strong performance in the first nine months of the fiscal year. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2015 follows. All dollar amounts are in thousands and discussions compare the current three and nine months ended March 31, 2015 to the prior year three and nine months ended March 31, 2014.
REVENUE

License Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
License	$569	$603	(6)%	$1,563	$1,610	(3)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, that are not part of a bundled arrangement. Non-bundled license revenue decreased for the quarter and year-to-date periods due mainly to a decrease in standalone license sales in our banking segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Support and service	$296,896	$276,100	8%	$882,017	$811,972	9%
Percentage of total revenue	96%	95%		96%	95%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$2,759	4%		$4,540	2%
Electronic Payment Services	9,974	9%		30,784	9%
Outsourcing Services	10,628	18%		26,799	15%
Implementation Services	1,021	6%		9,047	19%
Bundled Products & Services	(3,586)	(22)%		(1,125)	(4)%
Total Increase	$20,796			$70,045
There was growth in support and service revenue components in the both the quarterly and year-to-date periods of fiscal 2015.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow.
Electronic payment services continue to experience the largest dollar growth in the year-to-date period. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services decreased for the quarter mainly due to decreased installations of our Alogent suite of products.

Hardware Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Hardware	$12,244	$14,731	(17)%	$38,897	$44,425	(12)%
Percentage of total revenue	4%	5%		4%	5%
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
COST OF SALES AND GROSS PROFIT

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Cost of License	$285	$227	26%	$1,002	$760	32%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$284	$376	(24)%	$561	$850	(34)%
Gross Profit Margin	50%	62%		36%	53%
Cost of support and service	$168,457	$162,824	3%	$503,925	$466,749	8%
Percentage of total revenue	54%	56%		55%	54%
Support and Service Gross Profit	$128,439	$113,276	13%	$378,092	$345,223	10%
Gross Profit Margin	43%	41%		43%	43%
Cost of hardware	$9,152	$11,008	(17)%	$28,111	$32,816	(14)%
Percentage of total revenue	3%	4%		3%	4%
Hardware Gross Profit	$3,092	$3,723	(17)%	$10,786	$11,609	(7)%
Gross Profit Margin	25%	25%		28%	26%
TOTAL COST OF SALES	$177,894	$174,059	2%	$533,038	$500,325	7%
Percentage of total revenue	57%	60%		58%	58%
TOTAL GROSS PROFIT	$131,815	$117,375	12%	$389,439	$357,682	9%
Gross Profit Margin	43%	40%		42%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Sales of these third party software products remained fairly level compared to last year; however, shifts in sales mix between the products that make up these costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service increased for the quarter primarily due to economies of scale realized from increased revenues, particularly in electronic payment services. Margins for the year-to-date have remained consistent.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal quarter and year, margins are slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Selling and marketing	$21,674	$21,719	—%	$65,512	$62,960	4%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses increased year-to-date mainly due to higher commission expenses and a general increase in sales headcount and related personnel costs, remaining at 7% of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Research and development	$17,522	$17,485	—%	$51,995	$49,300	5%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased both for the quarter and year-to-date primarily due to increased headcount and related personnel costs, remaining at 6% of total revenue.

General and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
General and administrative	$15,417	$13,630	13%	$43,442	$40,011	9%
Percentage of total revenue	5%	5%		5%	5%
General and administrative expenses increased for the quarter mainly due to increased headcount and related salaries. The year-to-date expense is higher due to the impact of a Lyndhurst related insurance recovery in the prior year coupled with increased headcount and related personnel costs, partially offset by the Teleweb gain.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Interest Income	$33	$84	(61)%	$118	$344	(66)%
Interest Expense	$(669)	$(262)	155%	$(1,273)	$(808)	58%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased slightly for both the quarter and year-to-date due to interest on the borrowing from our revolving credit facility in the second quarter.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Provision For Income Taxes	$25,854	$21,757	19%	$76,656	$70,759	8%
Effective Rate	33.8%	33.8%		33.7%	34.5%
The current year-to-date income tax rate was in line with the quarter and slightly lower than the year-to-date prior year periods primarily due to the effect of the Research and Experimentation Credit (“R&E Credit”), which was retroactively extended in December 2014.
NET INCOME
Net income increased 19% for the three months ended March 31, 2015. For the third quarter of fiscal 2015, it was $50,712 or $0.63 per diluted share compared to $42,606, or $0.50 per diluted share in the same period last year. Net income also increased 12% for the nine month period ended March 31, 2015 to $150,679 or $1.84 per diluted share compared to $134,188 or $1.56 per diluted share, for the same nine month period last year.

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

Bank Systems and Services	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Revenue	$238,111	$223,451	7%	$709,038	$657,318	8%
Gross profit	$98,631	$88,615	11%	$292,029	$270,442	8%
Gross profit margin	41%	40%		41%	41%
Revenue in the Bank segment increased 7% compared to the equivalent quarter last fiscal year. This was primarily due to growth support & service revenue, particularly electronic payment transaction processing services revenue which grew 10% and outsourcing services revenue which grew 18% over the prior year quarter.
Year-to-date revenue increased 8% for the nine month period due mainly to increased support and service revenue. Within support and service revenue, the increase was driven by 11% year-over-year growth in electronic payment services revenues from transaction processing and a 15% increase in outsourcing services revenue.
Gross profit margins decreased for both the quarter and year-to-date due primarily to increased personnel costs and increased depreciation and amortization.

Credit Union Systems and Services	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2015	2014		2015	2014
Revenue	$71,598	$67,983	5%	$213,439	$200,689	6%
Gross profit	$33,184	$28,760	15%	$97,410	$87,240	12%
Gross profit margin	46%	42%		46%	43%
Revenue in the Credit Union segment increased 5% from the same quarter last year driven mainly by a 7% increase in support & service, particularly from electronic payments and in-house maintenance renewals.
Year-to-date revenue in the Credit Union segment increased 6% over the prior year, as Credit Union continues to grow in in-house maintenance renewals, outsourcing and electronic payments.
Gross profit margins for the Credit Union segment increased for both the three and nine month periods mainly due to economies of scale realized from growing transaction volume in our payment processing services.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $52,800 at March 31, 2015 from $70,377 at June 30, 2014, primarily due to ongoing purchases of treasury stock.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2015	2014
Net income	$150,679	$134,188
Non-cash expenses	86,845	73,851
Change in receivables	86,626	91,529
Change in deferred revenue	(120,941)	(110,224)
Change in other assets and liabilities	(20,722)	(27,907)
Net cash provided by operating activities	$182,487	$161,437

Cash provided by operating activities increased 13% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and other capital expenditures.
Cash used in investing activities for the nine months of fiscal 2015 totaled $94,332 and included capital expenditures on facilities and equipment of $35,867, which mainly included the purchase of aircraft and computer equipment, $56,465 for the development of software, and $10,266 for the purchase and development of internal use software, partially offset by $8,266 proceeds from the sale of assets, mainly related to the TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI). Cash used in investing activities for the first nine months of fiscal year 2014 totaled $106,075 and included capital expenditures on facilities and equipment of $27,696, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $27,894 of payments for the acquisition of Banno, $44,511 for the development of software and $11,365 for the purchase and development of internal use software. These expenditures have been partially offset by $5,392 proceeds received primarily from sale of aircraft.
Financing activities used cash of $105,732 during the first nine months of the current fiscal year. Cash used was mainly $112,803 for the purchase of treasury shares, dividends paid to stockholders of $56,183, repayments of capital leases of $6,033, and $188 net cash outflow from the issuance of stock and tax related to stock-based compensation. Cash used was offset by $70,000 of borrowings on our revolving credit facility. Financing activities in the first nine months of last year used cash of $131,023. Cash used was mainly dividends paid to stockholders of $52,770, $62,995 for the purchase of treasury shares, and repayments of capital leases of $15,556. Cash used was partially offset by $298 net proceeds from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $35,867 and $27,697 for the nine months ended March 31, 2015 and 2014, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2015 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2015, there were 21,693 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,298 additional shares. The total cost of treasury shares at March 31, 2015 is $690,584. During the first nine months of fiscal 2015, the Company repurchased 1,898 treasury shares for $112,803. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. $1,012 of long term capital lease obligations remains outstanding at March 31, 2015, of which $812 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $6,435 at March 31, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000.  The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.00%, plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement.  Among those covenants is a requirement to provide unaudited, quarterly financial statements within 45 days of the end of the quarter, the Company has received an extension on this requirement related to the first and second quarters of fiscal 2015 until June 30, 2015. The revolving loan terminates February 20, 2020 and at March 31, 2015, the outstanding revolving loan balance was $70,000.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At March 31, 2015, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of March 31, 2015 a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2015 by less than $700.

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that, due to a material weakness discussed below, the Company's disclosure controls and procedures were not effective as of June 30, 2014 and had not been remediated as of March 31, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There are are a number of deficiencies in the design and operating effectiveness of internal control that, in aggregate, constitute a material weakness. The identified deficiencies noted below stem from a failure in the Company’s risk assessment process wherein the risk assessment process did not identify or evaluate the inherent risks and complexities associated with accounting for revenue arrangements with software elements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during fiscal quarter ending March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as remediation of the material weakness discussed above is not yet complete.

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

PART II. OTHER INFORMATION
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1 - January 31, 2015	1,457	$62.21	—	3,298,084
February 1 - February 28, 2015	1,113	62.02	—	8,298,084
March 1 - March 31, 2015	1,228	67.68	—	8,298,084
Total	3,798	63.92	—	8,298,084
(1) No shares were purchased through a publicly announced repurchase plan. There were 3,798 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 was 30.0 million shares, an increase of 5.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

10.53	First Amendment to Credit Agreement.

10.54	Second Amendment to Credit Agreement.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and June 30, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

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