Form 10-K
period 2015-06-30
HENRY JACK & ASSOCIATES INC
filed 2015-09-11
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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

As of September 9, 2015, the Registrant had 80,219,921 shares of Common Stock outstanding ($0.01 par value). On December 31, 2014, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $5,046,822,763 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2014).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of  Annual Meeting of Stockholders and Proxy Statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part II, Item 5 and into Part III of this Report.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for nearly 10,900 financial institutions and diverse corporate entities.
JHA provides its products and services through three business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to nearly 1,200 banks ranging from community banks to multi-billion dollar institutions with assets of up to $30 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with almost 800 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 10,500 domestic and international customers.

Our products and services enable our customers to implement technology solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.
We are committed to exceeding our customers’ service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each day randomly by routine support requests. The results of this extensive survey process confirm that our service consistently exceeds our customers’ expectations and generates excellent customer retention rates.
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
JHA ended fiscal 2015 with $1,256.2 million gross revenue. This has increased from $832.8 million at the end of fiscal 2010, representing a compound annual growth rate during this challenging five-year period of 9 percent. Net income from continuing operations has grown from $116.7 million to $211.2 million during this same five-year period, representing a compound annual growth rate of 13 percent. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $30.0 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 6,500 commercial banks and savings institutions in this asset range as of December 31, 2014. Jack Henry Banking currently supports nearly 1,200 of these banks with its core information processing platforms and complementary products and services.

Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were over 6,500 domestic credit unions as of December 31, 2014. Symitar currently supports almost 800 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports approximately 10,500 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 19 percent from the beginning of calendar year 2010 to the end of calendar year 2014. Although the number of banks declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 4 percent and totaled $14.5 trillion as of December 31, 2014. There were no new bank charters issued in calendar year 2014, compared to 2 in calendar 2013. Comparing calendar years 2014 to 2013, mergers increased 18 percent.
CUNA reports the number of credit unions declined 17 percent from the beginning of calendar year 2010 to the end of calendar year 2014. Although the number of credit unions declined at a 4 percent compound annual rate during this period, aggregate assets increased at a compound annual rate of 5 percent and totaled $1.1 trillion as of December 31, 2014.
Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers/members in today’s highly competitive financial industry and realizing near and long term performance goals are often technology-dependent. Financial institutions must implement technological solutions that enable them to:

•	Maximize performance with accessible, accurate, and timely business intelligence information;

•	Offer the high-demand products and services needed to successfully compete with traditional competitors and non-traditional competitors created by convergence within the financial services industry;

•	Enhance the customer/member experience at varied points of contact;

•	Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;

•	Capitalize on new revenue and deposit growth opportunities;

•	Increase operating efficiencies and reduce operating costs;

•	Implement e-commerce and mobile strategies that provide the convenience-driven services required in today’s financial services industry;

•	Protect mission-critical information assets and operational infrastructure;

•	Protect customers/members from fraud and related financial losses;

•	Maximize the day-to-day use of technology and return on technology investments; and

•	Ensure full regulatory compliance.
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
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with strategic acquisitions, including 29 acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:

•	Expand our suite of complementary products and services;

•	Provide products and services that can be sold to existing core customers and outside our base; and /or

•	Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have completed two acquisitions in the last 3 years. After 39 years in business we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
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
Our five most recent acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2016	Bayside Business Solutions	Portfolio management systems and factoring software
2014	Banno	Mobile banking, web development and data-enriched marketing technology
2010	iPay Technologies	Internet and telephone bill payment services
2010	PEMCO Technology Services	Payment processing solutions for credit unions
2010	Goldleaf Financial Solutions	Integrated technology and payment processing solutions
Solutions
Our proprietary solutions are marketed through three business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, internet banking and electronic payment services, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced implementation, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,200 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, Internet banking and electronic payment services, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced implementation, and are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports almost 800 credit union customers.

•
ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with approximately 10,500 domestic and international customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
We will continue to develop and maintain functionally robust, integrated solutions that are supported with high service levels; regularly enhancing those solutions using an interactive customer enhancement process; compliant with relevant regulations; updated with proven advances in technology; and consistent with JHA’s reputation as a premium product and service provider.
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
Jack Henry Banking’s three core banking platforms are:

•
SilverLake®, a robust IBM® System i™-based system primarily designed for commercial-focused banks with assets ranging from $500 million to $30 billion. However, some progressive smaller banks and the occasional start-up banks also select SilverLake. This system has been implemented by over 400 banks, and now automates approximately 6 percent of the domestic banks with assets less than $30 billion.

•
CIF 20/20®, a parameter-driven, easy-to-use system that now supports over 570 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM System i-based core processing system in the community bank market.

•
Core Director®, a Windows®-based, client/server system that now supports over 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two functionally distinct core credit union platforms are:

•
Episys®, a robust IBM System p™-based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 630 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative.

•
Cruise®, a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by more than 170 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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
Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our core outsourcing services are provided through a national network of four data centers located in three physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail customer statements for financial institutions from three regional printing and rendering centers. Customers electing to outsource their core processing typically sign contracts for five or more years that include transaction-based processing fees and minimum guaranteed payments during the contract period.
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
Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation (fulfilled directly and through IBM distributors), Avnet, Inc., and other hardware providers that allow JHA to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell the IBM Power Systems; Lenovo servers and workstations; Dell servers and workstations; Burroughs, RDM, Panini, Digital Check, Canon check scanners; and other devices that complement our software solutions.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staffs available 24 hours-a-day, 365 days-a-year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology;

•	Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•	Highly effective change management and control processes; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting nearly 10,900 diverse clients.

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
JHA regularly measures customer satisfaction using formal annual surveys and more frequent online surveys initiated randomly by routine support requests. This process shows that we consistently exceed our customers’ service-related expectations.
Backlog
Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.
Backlog as of June 30, 2015 totaled $527.8 million, consisting of contracts signed for future delivery of software, hardware, and implementation services (in-house backlog) of approximately $96.3 million, and $431.5 million for outsourcing services. Approximately $333.0 million of the outsourcing services backlog as of June 30, 2015 is not expected to be realized during fiscal 2016 due to the long-term nature of our outsourcing contracts. Backlog as of June 30, 2014 totaled $513.2 million, consisting of $118.7 million for future delivery of in-house software, hardware, and implementation services (in-house backlog), and $394.5 million for outsourcing services.
The in-house backlog does not include amounts related to items that have been delivered but cannot be recognized as revenue due to accounting rules for software revenue recognition; those amounts are included in deferred revenue on the balance sheet to the extent that they have been billed to the customer as of June 30, 2015 and 2014.
Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2016, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.
Research and Development
We invest significant resources in ongoing research and development to develop new software solutions and services, and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Our core and the majority of our complementary systems are typically enhanced once each year. Product-specific enhancements are largely customer-driven with recommended enhancements formally gathered through focus groups, change control boards, strategic initiatives meetings, annual user group meetings, and ongoing customer contact. We also continually evaluate and implement process improvements that expedite the delivery of new products and enhancements to our customers, and reduce related costs.
Research and development expenses for fiscal years 2015, 2014, and 2013 were $71.5 million, $66.7 million, and $63.2 million, respectively. Capitalized software for fiscal years 2015, 2014, and 2013 was $76.9 million, $62.2 million, and $51.3 million, respectively.
Sales and Marketing
JHA serves established, well defined markets that provide ongoing sales and cross-sales opportunities.
Jack Henry Banking sells core processing systems and integrated complementary solutions primarily to domestic commercial banks with assets up to $30.0 billion. Symitar sells core processing systems and integrated complementary solutions primarily to domestic credit unions of all asset sizes. The marketing and sales initiatives within these business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. ProfitStars sells specialized niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.
Dedicated sales forces support each of JHA’s three business brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports all three business lines with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JHA also hosts annual national user group meetings which provide opportunities to network with existing clients and demonstrate new products and services.
JHA sells select products and services in the Caribbean and, as a result of recent acquisitions, Europe and South America. International sales account for less than 1 percent of JHA’s total revenue in each of the three years ended June 30, 2015, 2014, and 2013.
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
Regulatory Compliance
JHA maintains a corporate commitment to address compliance issues and implement requirements imposed by the federal regulators prior to the effective date of such requirements when adequate prior notice is given. JHA’s compliance program is provided by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JHA and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Financial Institutions Examination Council (“FFIEC”) examination team and training sessions sponsored by various professional associations.
JHA has a process to inform internal departments of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s product-specific change control boards and the necessary product changes are included in the ongoing product development cycle. A representative of JHA’s compliance organization serves on every change control board to ensure that the regulatory perspective is addressed in proposed product/service changes. We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes, such as recent changes to mortgage servicing rules promulgated by the Consumer Financial Protection Bureau.
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
JHA provides outsourced services through OutLink™ Data Centers, electronic transaction processing through our PassPort and Enterprise Payments Solutions™, Internet banking through NetTeller, and MemberConnect™ online solutions, bill payment through iPay, network security monitoring through our Gladiator unit, Cloud Services and business recovery services through Centurion Disaster Recovery.
The outsourcing services provided by JHA are subject to examination by the Federal Financial Institution Examination Council regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our outsourcing services are also subject to examination by state banking authorities on occasion.
Employees
As of June 30, 2015 and 2014, JHA had 5,822 and 5,499 full-time employees, respectively. Of our full-time employees, approximately 984 are employed in the credit union segment of our business, with the remainder employed in the bank segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks and other forms of cyber-terrorism. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state and proposed federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and, in the event of a breach, we may need to expend resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
We recently restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price. In June 2015 we restated our consolidated financial statements as of and for the quarter ended September 30, 2014, for the years ended June 30, 2014, 2013 and 2012 and for the quarterly periods within the fiscal years ended June 30, 2014 and 2013 (the "Restated Periods"). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors related to our method of accounting for revenue from certain bundled software multi-element agreements. Due to the errors, our management concluded that the Company's previously issued financial statements for the Restated Periods should no longer be relied upon.
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
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the restated consolidated financial statements filed in June 2015, management identified a material weakness in our internal control over financial reporting based upon our identification of certain errors related to our method of accounting for revenue from certain bundled software multi-element agreements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014. Our Annual Report on Form 10-K for the year ended June 30, 2014 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 were amended to, among other things, reflect the change in management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The previously identified material weakness remains unremediated as of June 30, 2015 and as a result our management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015.
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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 6,500 commercial and savings banks and 6,500 credit unions. The number of commercial banks and credit unions has decreased because of failures over the last few years and mergers and acquisitions over the last several decades and is expected to continue to decrease as more consolidation occurs.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, plus shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 37 leased office facilities in 21 states, which total approximately 473,000 square feet. All of our owned and leased office facilities are for normal business purposes.
Of our facilities, the credit union segment uses office space totaling approximately 189,000 square feet in eleven facilities. The majority of our San Diego, California offices are used in the credit union segment, as are portions of ten other office facilities. The remainder of our leased and owned facilities, approximately 1,284,000 square feet of office space, is primarily devoted to serving our bank segment or supports our whole business.
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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
Fourth Quarter	$70.25	$60.10	$60.02	$52.87
Third Quarter	70.18	60.60	60.34	53.55
Second Quarter	63.85	51.86	59.37	49.08
First Quarter	60.84	54.78	52.42	47.14
The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended June 30, 2015 and 2014 are as follows:

	Fiscal 2015	Fiscal 2014
Fourth Quarter	$0.250	$0.220
Third Quarter	0.250	0.220
Second Quarter	0.220	0.200
First Quarter	0.220	0.200
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
On August 18, 2015, there were approximately 70,300 holders of the Company’s common stock. On that same date the last sale price of the common shares as reported on NASDAQ was $71.59 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1 - April 30, 2015	—	$—	—	8,298,084
May 1 - May 31, 2015	—	—	—	8,298,084
June 1 - June 30, 2015	150,146	65.87	150,100	8,147,984
Total	150,146	65.87	150,100	8,147,984
(1) 150,100 shares were purchased through a publicly announced repurchase plan. There were 46 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares, an increase of 5.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2015, of the market performance of the Company’s common stock with the S&P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2010	2011	2012	2013	2014	2015
JKHY	100.00	127.44	148.62	205.60	263.21	290.88
Peer Group	100.00	136.78	148.10	174.79	239.10	301.34
S&P 500	100.00	130.69	137.81	166.20	207.10	222.47
This comparison assumes $100 was invested on June 30, 2010, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Companies in the Peer Group are ACI Worldwide, Inc., Bottomline Technology, Inc., Broadridge Financial Solutions, Cardtronics, Inc., Convergys Corp., Corelogic, Inc., DST Systems, Inc., Euronet Worldwide, Inc., Fair Isaac Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Heartland Payment Systems, Inc., Moneygram International, Inc., SS&C Technologies Holdings, Inc., Total Systems Services, Inc., Tyler Technologies, Inc., Verifone Systems, Inc., and WEX, Inc..
Micros Systems, Inc. was removed from the peer group as it was acquired in September 2014.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2015	2014	2013	2012	2011
Revenue (1)	$1,256,190	$1,173,173	$1,107,524	$1,017,667	$946,394
Income from continuing operations	$211,221	$186,715	$167,610	$152,040	$128,394
Basic net income per share, continuing operations	$2.60	$2.20	$1.95	$1.76	$1.49
Diluted net income per share, continuing operations	$2.59	$2.19	$1.94	$1.74	$1.48
Dividends declared per share	$0.940	$0.840	$0.560	$0.440	$0.400
Balance Sheet Data
Total deferred revenue	$531,987	$492,868	$439,596	$409,139	$398,800
Total assets	$1,836,835	$1,680,703	$1,672,386	$1,655,652	$1,537,158
Long-term debt	$50,102	$3,729	$7,366	$106,166	$127,939
Stockholders’ equity	$991,534	$967,387	$1,015,816	$935,738	$835,403
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
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 5,900 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve nearly 10,900 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to multi-billion dollar institutions with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced and hosted delivery.
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
Our primary competitive advantage is customer service. Our support infrastructure and strict standards provide service levels we believe to be the highest in the markets we serve and generate high levels of customer satisfaction and retention. We consistently measure customer satisfaction using comprehensive annual surveys and randomly generated daily surveys we receive in our everyday business. Dedicated surveys are also used to grade specific aspects of our customer experience, including product implementation, education, and consulting services.
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
During the last five fiscal years, our revenues have grown from $946,394 in fiscal 2011 to $1,256,190 in fiscal 2015. Income from continuing operations has grown from $128,394 in fiscal 2011 to $211,221 in fiscal 2015. This growth has resulted primarily from internal expansion.
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
A detailed discussion of the major components of the results of operations follows. All dollar amounts are in thousands and discussions compare fiscal 2015 to fiscal 2014 and compare fiscal 2014 to fiscal 2013.

RESULTS OF OPERATIONS
FISCAL 2015 COMPARED TO FISCAL 2014
In fiscal 2015, revenues increased 7% or $83,017 compared to the prior year due primarily to growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. Cost of sales increased 6%, in line with revenue. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which has resulted in a 9% increase in gross profit.
Operating expenses increased 6% and the provision for income taxes increased 4% compared to the prior year-to-date period. The increased revenue and above changes resulted in a combined 13% increase in net income for fiscal 2015.
We move into fiscal 2016 following strong performance in fiscal 2015. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
REVENUE

License Revenue	Year Ended June 30,		% Change
	2015	2014
License	$2,635	$2,184	21%
Percentage of total revenue	<1%	<1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, which are not part of a bundled arrangement. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
Non-bundled license revenue increased due mainly to an increase in standalone license sales in our Credit Union segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Year Ended June 30,		% Change
	2015	2014
Support and service	$1,200,652	$1,112,331	8%
Percentage of total revenue	96%	95%

	Year over Year
	$ Change	% Change
In-House Support & Other Services	$3,603	1%
Electronic Payment Services	38,321	9%
Outsourcing Services	35,490	15%
Implementation Services	8,704	13%
Bundled Products & Services	2,203	4%
Total Increase	$88,321
Support and service revenues are generated from annual support to assist the customer in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services, implementation services (including conversion, installation, configuration and training) and revenue from our bundled software multi-element agreements. There was growth in all components of support and service revenue in fiscal 2015.
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
Implementation services include implementation services for our outsourcing and electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue increased due mainly to increased implementations across our core, online banking, imaging solutions and payments products.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased slightly from last year mainly due to increased revenues from our core and complementary banking products, furthered by an increase in core credit union products. The increase was partially offset by reduced revenues from our Alogent® suite of remote deposit capture products.

Hardware Revenue	Year Ended June 30,		% Change
	2015	2014
Hardware	$52,903	$58,658	(10)%
Percentage of total revenue	4%	5%
The Company has entered into remarketing agreements with several hardware manufacturers and suppliers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue decreased due to a decrease in complementary hardware products delivered. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware sales to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.

COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third party vendors through remarketing agreements associated with non-bundled application software licenses. These costs were recognized when license revenue was recognized. Cost of support and service represented costs associated with conversion and implementation efforts, ongoing support for our in-house customers, operation of our data and item centers providing services for our outsourced customers, electronic payment services and direct operating costs. These costs were recognized as they were incurred or, for direct costs associated with obtaining and implementing our bundled arrangements, they are deferred and recognized ratably as the related revenues for these arrangements are recognized, typically beginning when PCS is the only remaining undelivered element, and ending at the end of the initial bundled PCS term. Cost of hardware consisted of the direct and indirect costs of purchasing the equipment from the manufacturers and delivery to our customers. These costs were recognized at the same time as the related hardware revenue was recognized. Ongoing operating costs to provide support to our customers were recognized as they were incurred.

	Year Ended June 30,		% Change
	2015	2014
Cost of License	$1,187	$908	31%
Percentage of total revenue	<1%	<1%
License Gross Profit	$1,448	$1,276	13%
Gross Profit Margin	55%	58%
Cost of support and service	$680,750	$634,756	7%
Percentage of total revenue	54%	54%
Support and Service Gross Profit	$519,902	$477,575	9%
Gross Profit Margin	43%	43%
Cost of hardware	$38,399	$43,708	(12)%
Percentage of total revenue	3%	4%
Hardware Gross Profit	$14,504	$14,950	(3)%
Gross Profit Margin	27%	25%
TOTAL COST OF SALES	$720,336	$679,372	6%
Percentage of total revenue	57%	58%
TOTAL GROSS PROFIT	$535,854	$493,801	9%
Gross Profit Margin	43%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Sales of these third party software products increased compared to last year, causing a decrease in gross profit margins. Shifts in sales mix between the products that make up these costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trend consistently with hardware revenue. For the fiscal year, margins were slightly higher due to increased sales of higher margin hardware upgrade products.
OPERATING EXPENSES

Selling and Marketing	Year Ended June 30,		% Change
	2015	2014
Selling and marketing	$89,004	$85,443	4%
Percentage of total revenue	7%	7%
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
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related personnel costs. This was in line with increased sales volume of long term service contracts on which commissions are paid as a percentage of total revenue.

Research and Development	Year Ended June 30,		% Change
	2015	2014
Research and development	$71,495	$66,748	7%
Percentage of total revenue	6%	6%
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
Research and development expenses increased primarily due to increased headcount and related personnel costs, but were consistent with the prior year as a percentage of total revenue.

General and Administrative	Year Ended June 30,		% Change
	2015	2014
General and administrative	$57,490	$53,312	8%
Percentage of total revenue	5%	5%
General and administrative costs included all expenses related to finance, legal, human resources, plus all administrative costs.
General and administrative expenses in the current year were higher due to the impact of a Lyndhurst related insurance recovery in the prior year coupled with increased headcount and related personnel costs, partially offset by a gain on the disposal of our Teleweb suite of Internet and mobile banking software products. Overall these costs were consistent with the prior year as a percentage of total revenue.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2015	2014
Interest Income	$169	$377	(55)%
Interest Expense	$(1,594)	$(1,105)	44%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased due to interest on the borrowing from our revolving credit facility in the second quarter.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2015	2014
Provision For Income Taxes	$105,219	$100,855	4%
Effective Rate	33.3%	35.1%
The decrease in the effective tax rate was primarily due to favorable state tax law changes, as well as the retroactive extension of the Research & Experimentation Credit for the period January 1, 2014 to December 31, 2014 during fiscal 2015.
NET INCOME
Net income increased from $186,715, or $2.19 per diluted share, in fiscal 2014 to $211,221, or $2.59 per diluted share, in fiscal 2015.

FISCAL 2014 COMPARED TO FISCAL 2013
In fiscal 2014, revenues increased 6% or $65,649 compared to the prior year due primarily to strong growth in all components of support and service revenues, particularly our electronic payment services and our outsourcing services. The growth in revenue and the Company's continued focus on cost management continued to drive up gross margins, which resulted in a 7% increase in gross profit.
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
REVENUE

License Revenue	Year Ended		%
	June 30,		Change
	2014	2013
License	$2,184	$5,366	(59)%
Percentage of total revenue	<1%	<1%
License revenue represents the sale and delivery of application software systems contracted with us by the customer, which are not part of a bundled arrangement. We license our proprietary software products under standard license agreements that typically provide the customer with a non-exclusive, non-transferable right to use the software on a single computer and for a single financial institution.
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
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grew. The increase compared to the prior year was consistent across all four fiscal quarters.
Electronic payment services continued to experience the largest dollar growth. The revenue increases were attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing. The increase compared to the prior year was consistent across all four fiscal quarters.
Outsourcing services for banks and credit unions continued to drive revenue growth as customers continued to show a preference for outsourced delivery of our solutions. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues.
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

Hardware Revenue	Year Ended		%
	June 30,		Change
	2014	2013
Hardware	$58,658	$59,357	(1)%
Percentage of total revenue	5%	5%
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
OPERATING EXPENSES

Selling and Marketing	Year Ended		%
	June 30,		Change
	2014	2013
Selling and marketing	$85,443	$80,811	6%
Percentage of total revenue	7%	7%
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
Selling and marketing expenses for the year increased mainly due to higher commission expenses and a general increase in sales headcount and related salaries. This is in line with increased sales volume of long term service contracts on which commissions were paid as a percentage of total revenue, and was consistent across all quarters of the fiscal year.

Research and Development	Year Ended		%
	June 30,		Change
	2014	2013
Research and development	$66,748	$63,202	6%
Percentage of total revenue	6%	6%

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

General and Administrative	Year Ended		%
	June 30,		Change
	2014	2013
General and administrative	$53,312	$66,624	(20)%
Percentage of total revenue	5%	6%
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

INTEREST INCOME AND EXPENSE	Year Ended		%
	June 30,		Change
	2014	2013
Interest Income	$377	$640	(41)%
Interest Expense	$(1,105)	$(6,337)	(83)%
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
NET INCOME
Net income increased from $167,610, or $1.94 per diluted share in fiscal 2013 to $186,715 or $2.19 per diluted share in fiscal 2014.

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

Bank Systems and Services
	2015	% Change	2014	% Change	2013
Revenue	$962,729	7%	$897,671	7%	$840,380
Gross profit	$400,659	8%	$372,473	7%	$348,309
Gross profit margin	42%		41%		41%

In fiscal 2015, revenue increased 7% overall in the Bank systems and services reportable segment compared to the prior year. The increase was due mainly to 9% growth in electronic transaction processing services and a 14% increase in outsourcing services. Gross profit margins remained consistent year-over-year.
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

Credit Union Systems and Services
	2015	% Change	2014	% Change	2013
Revenue	$293,461	7%	$275,502	3%	$267,144
Gross profit	$135,195	11%	$121,328	7%	$113,085
Gross profit margin	46%		44%		42%
In fiscal 2015, revenue in the Credit Union systems and services reportable segment increased 7% due to increases in support & service revenue. Support & service revenues grew 7% through increases in electronic payment services, in-house maintenance renewals, and outsourcing services. Gross profit margins for the Credit Union segment increased mainly due economies of scale realized from growing transaction volume in our payment processing services.
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
The Company's cash and cash equivalents increased to $148,313 at June 30, 2015 from $70,377 at June 30, 2014. The increase from June 30, 2014 is primarily due to borrowings made on our revolving credit facility during the year and fewer repurchases of treasury stock in fiscal 2015 compared to the prior year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2015	2014
Net income	$211,221	$186,715
Non-cash expenses	149,162	126,424
Change in receivables	(21,346)	7,498
Change in deferred revenue	40,565	51,952
Change in other assets and liabilities	(5,812)	(30,930)
Net cash provided by operating activities	$373,790	$341,659
Cash provided by operating activities increased 9% compared to last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock and for capital expenditures.
Cash used in investing activities for the fiscal year ended June 30, 2015 totaled $136,984 and included capital expenditures on facilities and equipment of $54,409, which mainly included the purchase of aircraft and computer equipment, $76,872 for the development of software and $14,020 for the purchase and development of internal use software. These expenditures were partially offset by $8,317 proceeds received primarily from sale of aircraft. Cash used in investing activities for the fiscal year ended June 30, 2014 totaled $131,780 and included capital expenditures on facilities and equipment of $33,185, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $27,894 of payments for the acquisition of Banno, $62,194 for the development of software and

$16,288 for the purchase and development of internal use software. These expenditures were partially offset by $7,781 proceeds received primarily from sale of aircraft.
Financing activities used cash of $158,870 during the fiscal year ended June 30, 2015. Cash used was mainly dividends paid to stockholders of $76,410, $122,691 for the purchase of treasury shares, repayment of the revolving credit facility of $20,000, and repayment of capital leases of $10,783. Cash used was partially offset by borrowings against the revolving credit facility of $90,000, and $1,915 net proceeds from the issuance of stock and taxes related to stock-based compensation. Financing activities used cash of $267,407 during fiscal 2014. Cash used was mainly dividends paid to stockholders of $71,251, $175,699 for the purchase of treasury shares, and repayments of capital leases of $22,158. Cash used was partially offset by $1,701 net proceeds from the issuance of stock and taxes related to stock-based compensation. During the fourth quarter, the Company also borrowed $25,000 against its revolving line of credit and the full amount of the borrowing was repaid in the same period.
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures in the fiscal year were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2015, the Company had $19,790 of purchase commitments related to property and equipment. We anticipate that these commitments will be funded by cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,148 additional shares. The total cost of treasury shares at June 30, 2015 is $700,472. During fiscal 2015, the Company repurchased 2,048 treasury shares for $122,691. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
On August 21, 2015, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on September 25, 2015 to shareholders of record on September 4, 2015. Current funds from operations are adequate for this purpose. The Board has indicated that it plans to continue paying dividends as long as the Company's financial picture continues to be favorable.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $816 remains outstanding at June 30, 2015 and $714 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,881 at June 30, 2015. Included in property and equipment are assets under capital leases totaling $16,833, which have accumulated depreciation totaling $4,563.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2015, the outstanding revolving loan balance was $50,000.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At June 30, 2015, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2015, the Company’s total off balance sheet contractual obligations were $46,357. This balance consists of $26,567 of long-term operating leases for various facilities and equipment which expire from 2016 to 2021 and $19,790 of purchase commitments related to property and equipment. The contractual obligations table below excludes

$7,696 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2015	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$8,554	$12,889	$4,518	$606	$26,567
Capital lease obligations	5,407	3,729	—	—	9,136
Revolving credit facility, including accrued interest	—	—	50,000	—	50,000
Purchase obligations	19,790	—	—	—	19,790
Total	$33,751	$16,618	$54,518	$606	$105,493

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year. The standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
For our non-software deliverables, a delivered item is accounted for as a separate unit of accounting if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within our control.
For our software licenses and related services, including the software elements of multiple-element software and non-software arrangements, U.S. GAAP generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. VSOE of fair value is determined for implementation services based on a rate per hour for stand-alone professional services and the estimated hours for the bundled implementation, if the hours can be reasonably estimated. VSOE of fair value is determined for post-contract support ("PCS") based upon the price charged when sold separately. For a majority of the elements within our software arrangements, we have determined that VSOE cannot be established; therefore, revenue on our software arrangements is generally deferred until the only remaining element is PCS. At that point, the entire arrangement fee is recognized ratably over the remaining PCS period, assuming that all other criteria for revenue recognition have been met. The amounts deferred are included in the balance sheet as deferred revenue and recognized as Bundled Products & Services revenue within Support & Service revenue in the income statement.
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
Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. The revenue related to these hardware sales is recorded gross. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.
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
Direct and incremental costs associated with arrangements subject to Accounting Standards Codification ("ASC") 985-605 (for which VSOE of fair value cannot be established) are deferred until the only remaining element in the revenue arrangement is PCS at which point the costs are recognized ratably over the remaining PCS period with the related revenue. Deferred direct and incremental costs associated with arrangements not subject to ASC 985-605 consist primarily of certain up-front costs incurred in connection with our software hosting arrangements and are recognized ratably over the contract period which typically ranges from 5-7 years. These costs include commissions, costs of third-party licenses and the direct costs of our implementation services, consisting of payroll and other fringe benefits.

Depreciation and Amortization Expense
The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangible assets, which have been examined for their useful life and determined that no impairment exists. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results. All long-lived assets are tested for valuation and potential impairment on a scheduled annual basis.
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
As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments require an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates, which involve the input of numerous Company professionals from finance, operations and program management. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. The Company's most recent assessment indicates that no reporting units are currently at risk of impairment as the fair value of each reporting unit is significantly in excess of the carrying value. However, significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing could have a material effect on the consolidated financial statements.

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
Based on our outstanding debt with variable interest rates as of June 30, 2015 a 1% increase in our borrowing rate would increase annual interest expense in fiscal 2015 by less than $500.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 11, 2015

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
As of the end of the Company's 2015 fiscal year, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and the previous identification of a material weakness (the description of which is set forth below), management has determined the Company's internal control over financial reporting as of June 30, 2015 was not effective.
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
The Company’s internal control over financial reporting as of June 30, 2015 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited Jack Henry & Associates, Inc. and subsidiaries' (the “Company's”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2015, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015, of the Company and our report dated September 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 11, 2015

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2015	2014	2013
REVENUE
License	$2,635	$2,184	$5,366
Support and service	1,200,652	1,112,331	1,042,801
Hardware	52,903	58,658	59,357
Total revenue	1,256,190	1,173,173	1,107,524

COST OF SALES
Cost of license	1,187	908	860
Cost of support and service	680,750	634,756	601,620
Cost of hardware	38,399	43,708	43,650
Total cost of sales	720,336	679,372	646,130

GROSS PROFIT	535,854	493,801	461,394

OPERATING EXPENSES
Selling and marketing	89,004	85,443	80,811
Research and development	71,495	66,748	63,202
General and administrative	57,490	53,312	66,624
Total operating expenses	217,989	205,503	210,637

OPERATING INCOME	317,865	288,298	250,757

INTEREST INCOME (EXPENSE)
Interest income	169	377	640
Interest expense	(1,594)	(1,105)	(6,337)
Total interest income (expense)	(1,425)	(728)	(5,697)

INCOME BEFORE INCOME TAXES	316,440	287,570	245,060

PROVISION FOR INCOME TAXES	105,219	100,855	77,450

NET INCOME	$211,221	$186,715	$167,610

Diluted earnings per share	$2.59	$2.19	$1.94
Diluted weighted average shares outstanding	81,601	85,396	86,619

Basic earnings per share	$2.60	$2.20	$1.95
Basic weighted average shares outstanding	81,353	84,866	86,040

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,313	$70,377
Receivables, net	245,387	224,041
Income tax receivable	2,753	7,937
Prepaid expenses and other	69,096	61,074
Deferred costs	27,950	27,077
Total current assets	493,499	390,506
PROPERTY AND EQUIPMENT, net	296,332	291,675
OTHER ASSETS:
Non-current deferred costs	96,423	78,458
Computer software, net of amortization	191,541	160,391
Other non-current assets	52,432	44,657
Customer relationships, net of amortization	122,204	136,602
Other intangible assets, net of amortization	34,038	25,653
Goodwill	550,366	552,761
Total other assets	1,047,004	998,522
Total assets	$1,836,835	$1,680,703
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,933	$10,516
Accrued expenses	78,962	63,299
Accrued income taxes	5,543	—
Deferred income tax liability	7,034	30,094
Notes payable and current maturities of long term debt	2,595	5,407
Deferred revenues	339,544	337,493
Total current liabilities	443,611	446,809
LONG TERM LIABILITIES:
Non-current deferred revenues	192,443	155,375
Non-current deferred income tax liability	150,223	97,720
Debt, net of current maturities	50,102	3,729
Other long-term liabilities	8,922	9,683
Total long term liabilities	401,690	266,507
Total liabilities	845,301	713,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,695,214 shares issued at June 30, 2015; 102,429,926 shares issued at June 30, 2014	1,027	1,024
Additional paid-in capital	424,536	412,512
Retained earnings	1,266,443	1,131,632
Less treasury stock at cost 21,842,632 shares at June 30, 2015; 19,794,559 shares at June 30, 2014	(700,472)	(577,781)
Total stockholders' equity	991,534	967,387
Total liabilities and equity	$1,836,835	$1,680,703
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2015	2014	2013

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	102,429,926	101,993,808	101,482,461
Shares issued for equity-based payment arrangements	172,661	344,372	405,270
Shares issued for Employee Stock Purchase Plan	92,627	91,746	106,077
Shares, end of year	102,695,214	102,429,926	101,993,808

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,024	$1,020	$1,015
Shares issued for equity-based payment arrangements	2	3	4
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,027	$1,024	$1,020

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$412,512	$400,710	$381,919
Shares issued upon exercise of stock options	640	606	6,771
Tax withholding related to share based compensation	(7,951)	(6,598)	(3,926)
Shares issued for Employee Stock Purchase Plan	4,880	4,283	3,699
Tax benefits from share-based compensation	4,343	3,420	3,632
Stock-based compensation expense	10,112	10,091	8,615
Balance, end of year	$424,536	$412,512	$400,710

RETAINED EARNINGS:
Balance, beginning of year	$1,131,632	$1,016,168	$896,760
Net income	211,221	186,715	167,610
Dividends	(76,410)	(71,251)	(48,202)
Balance, end of year	$1,266,443	$1,131,632	$1,016,168

TREASURY STOCK:
Balance, beginning of year	$(577,781)	$(402,082)	$(343,956)
Purchase of treasury shares	(122,691)	(175,699)	(58,126)
Balance, end of year	$(700,472)	$(577,781)	$(402,082)

TOTAL STOCKHOLDERS' EQUITY	$991,534	$967,387	$1,015,816

Dividends declared per share	$0.94	$0.84	$0.56
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$211,221	$186,715	$167,610
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	54,155	52,935	51,967
Amortization	64,841	54,836	48,374
Change in deferred income taxes	29,443	12,752	18,336
Excess tax benefits from stock-based compensation	(4,343)	(3,406)	(3,621)
Expense for stock-based compensation	10,112	10,091	8,615
(Gain)/loss on disposal of assets	(5,046)	(784)	3,908
Changes in operating assets and liabilities:
Change in receivables	(21,346)	7,498	(12,739)
Change in prepaid expenses, deferred costs and other	(33,858)	(28,565)	(11,502)
Change in accounts payable	(583)	(1,252)	(4,582)
Change in accrued expenses	14,483	(6,364)	7,774
Change in income taxes	14,146	5,251	4,575
Change in deferred revenues	40,565	51,952	30,459
Net cash from operating activities	373,790	341,659	309,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(27,894)	—
Capital expenditures	(54,409)	(33,185)	(46,256)
Proceeds from sale of assets	8,317	7,781	530
Customer contracts acquired	—	—	(186)
Internal use software	(14,020)	(16,288)	—
Computer software developed	(76,872)	(62,194)	(51,332)
Net cash from investing activities	(136,984)	(131,780)	(97,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	90,000	25,000	—
Repayments on credit facilities	(50,783)	(47,158)	(145,180)
Debt acquisition costs	(901)	—	—
Purchase of treasury stock	(122,691)	(175,699)	(58,126)
Dividends paid	(76,410)	(71,251)	(48,202)
Excess tax benefits from stock-based compensation	4,343	3,406	3,621
Proceeds from issuance of common stock upon exercise of stock options	642	609	6,775
Minimum tax withholding payments related to share based compensation	(7,951)	(6,598)	(3,926)
Proceeds from sale of common stock, net	4,881	4,284	3,700
Net cash from financing activities	(158,870)	(267,407)	(241,338)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$77,936	$(57,528)	$(29,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,377	$127,905	$157,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,313	$70,377	$127,905

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
For our non-software deliverables, a delivered item is accounted for as a separate unit of accounting if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within our control.
For our software licenses and related services, including the software elements of multiple-element software and non-software arrangements, U.S. GAAP generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined for implementation services based on a rate per hour for stand-alone professional services and the estimated hours for the bundled implementation, if the hours can be reasonably estimated. VSOE of fair value is determined for post-contract support ("PCS") based upon the price charged when sold separately. For a majority of the elements within our software arrangements, we have determined that VSOE cannot be established; therefore, revenue on our software arrangements is generally deferred until the only remaining element is post-contract support ("PCS"). At that point, the entire arrangement fee is recognized ratably over the remaining PCS period, assuming that all other criteria for revenue recognition have been met. The amounts deferred are included in the balance sheet as deferred revenue and recognized as Bundled Products & Services revenue within Support & Service revenue in the income statement.
For arrangements that include specified upgrades, such upgrades are accounted for as a separate element of the arrangement. For those specified upgrades for which VSOE of fair value cannot be determined, revenue related to the software elements within the arrangement is deferred until such specified upgrades have been delivered.
Total revenue recognized ratably related to our Bundled Products & Services was $62,888, $60,685 and $64,275 for the years ended June 30, 2015, 2014, and 2013, respectively.
Support and Service Fee Revenue (Non-software): Maintenance support revenue contracted for outside of a license arrangement is recognized pro-rata over the contract period, typically one year.
Outsourced data processing and ATM, debit card, and other transaction processing services revenue is recognized in the month the transactions are processed or the services are rendered.
Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. The revenue related to these hardware sales is recorded gross. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.
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
Direct and incremental costs associated with arrangements subject to Accounting Standards Codification ("ASC") 985-605 (for which VSOE of fair value cannot be established) are deferred until the only remaining element in the revenue arrangement is PCS at which point the costs are recognized ratably over the remaining PCS period with the related revenue. Deferred direct and incremental costs associated with arrangements not subject to ASC 985-605 consist primarily of certain up-front costs incurred in connection with our software hosting arrangements and are recognized ratably over the contract period which typically ranges from 5-7 years. These costs include commissions, costs of third-party licenses and the direct costs of our implementation services, consisting of payroll and other fringe benefits.
DEFERRED REVENUES
Deferred revenues consist primarily of prepaid annual software support fees, deferred bundled software arrangements revenue, and prepaid hardware maintenance fees. Deferred bundled software arrangements revenue and hardware maintenance contracts may be recognized over multiple years; therefore, the related deferred revenue and maintenance are classified as current or non-current in accordance with the terms of the contract. Software and hardware deposits received are also reflected as deferred revenues.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the years ended June 30, 2015, 2014, and 2013 equals the Company’s net income.
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
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had the remaining authority to repurchase up to 8,148 additional shares. The total cost of treasury shares at June 30, 2015 is $700,472. During fiscal 2015, the Company repurchased 2,048 treasury shares for $122,691. At June 30, 2014, there were 19,795 shares in treasury stock and the Company had authority to repurchase up to 5,196 additional shares.
Dividends declared per share were $0.94, $0.84, and $0.56 for the years ended June 30, 2015, 2014, and 2013, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year. The standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date.

Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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

NOTE 2.    FAIR VALUE OF FINANCIAL INSTRUMENTS
For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities. The fair value of long term debt also approximates carrying value as estimated using discounted cash flows based on the Company’s current incremental borrowing rates.
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
Level 1: inputs to the valuation are quoted prices in an active market for identical assets
Level 2: inputs to the valuation include quoted prices for similar assets in active markets that are observable either directly or indirectly
Level 3: valuation is based on significant inputs that are unobservable in the market and the Company's own estimates of assumptions that we believe market participants would use in pricing the asset
Fair value of financial assets, included in cash and cash equivalents, and financial liabilities is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2015
Financial Assets:
Money market funds	$98,888	$—	$—	$98,888
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000
June 30, 2014
Financial Assets:
Money market funds	$28,877	$—	$—	$28,877

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2015	2014	Estimated Useful Life
Land	$24,987	$24,987
Land improvements	25,428	25,411	5 - 20 years
Buildings	144,414	143,733	20 - 30 years
Leasehold improvements	32,169	28,962	5 - 30 years	(1)
Equipment and furniture	327,949	316,064	3 - 10 years
Aircraft and equipment	37,695	27,246	5 - 15 years
Construction in progress	23,563	12,199
	616,205	578,602
Less accumulated depreciation	319,873	286,927
Property and equipment, net	$296,332	$291,675
(1)  Lesser of lease term or estimated useful life
Property and equipment included $1,343 and $523 that was in accrued liabilities at June 30, 2015 and 2014, respectively. Also, the Company acquired $4,344 and $16,119 of computer equipment through capital leases for the years ended June 30, 2015 and 2014, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the years ended June 30, 2015 and 2014, by reportable segments, is as follows:

	June 30,
Banking	2015	2014
Beginning balance	$423,190	$403,720
Goodwill, acquired during the year	—	19,470
Goodwill, written off related to sale	(2,395)	—
Ending balance	$420,795	$423,190

Credit Union
Beginning balance	$129,571	$129,571
Goodwill, acquired during the year	—	—
Ending balance	$129,571	$129,571
During the year the Profitstars® division of the Company sold its TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI). Goodwill allocated to the carrying amount of the net assets sold was calculated based on the relative fair values of the business disposed of and the portion of the reporting unit (in which the business resided) that was retained, multiplied by the reporting unit's carrying value of goodwill.

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$276,337	(154,133)	$122,204
Computer software	$416,674	(225,133)	$191,541
Other intangible assets:
Purchased software	32,192	(7,818)	24,374
Trade names	12,498	(2,834)	9,664
Other intangible assets, total	$44,690	(10,652)	$34,038

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$276,337	(139,735)	$136,602
Computer software	$345,248	(184,857)	$160,391
Other intangible assets:
Purchased software	17,162	(1,933)	15,229
Trade names	12,498	(2,074)	10,424
Total	$29,660	(4,007)	$25,653
Customer relationships have lives ranging from 5 to 20 years. Our other intangible assets have useful lives ranging from 3 to 20 years.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives ranging from 5 to 10 years. Amortization expense for computer software totaled $43,798, $37,720, and $33,145 for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. There were no material impairments in any of the fiscal years presented.
Amortization expense for all intangible assets was $64,841, $54,836, and $48,374 for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2015, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2016	$44,416	$13,814	$7,756	$65,986
2017	35,602	13,585	6,249	55,436
2018	28,080	13,050	2,686	43,816
2019	19,701	12,829	955	33,485
2020	8,224	10,699	560	19,483

NOTE 5.    DEBT
The Company’s outstanding long and short term debt is as follows:

	June 30,	June 30,
	2015	2014
LONG TERM DEBT
Revolving credit facility	$50,000	$—
Capital leases	816	7,757
	50,816	7,757
Less current maturities	714	4,028
Debt, net of current maturities	$50,102	$3,729

SHORT TERM DEBT
Capital leases	$1,881	$1,379
Current maturities of long-term debt	714	4,028
Notes payable and current maturities of long term debt	$2,595	$5,407
The following table summarizes the annual principal payments required as of June 30, 2015:

Years ended June 30,
2016	$2,595
2017	102
2018	—
2019	—
2020	50,000
Thereafter	—
$52,697
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. Long term capital lease obligations were entered into of which $816 remains outstanding at June 30, 2015 and $714 will be maturing within the next twelve months. The Company also has short term capital lease obligations totaling $1,881 at June 30, 2015. Included in property and equipment are assets under capital leases totaling $16,833, which have accumulated depreciation totaling $4,563.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is secured by pledges of capital stock of certain subsidiaries of the Company and also guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2015, the outstanding revolving loan balance was $50,000.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At June 30, 2015, no amount was outstanding.
Interest
The Company paid interest of $1,111, $620, and $3,549 in 2015, 2014, and 2013 respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and have defended the lawsuit vigorously.  A part of that defense has been the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. On April 29 and July 8, 2015, the PTAB issued decisions holding that all relevant claims of the plaintiff's patents are unpatentable and invalid.  DataTreasury has moved for rehearing of the PTAB decisions. At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

Property and Equipment
The Company had $13,089 of material commitments at June 30, 2015 to purchase property and equipment related mainly to the purchase of aircraft. There were $14,293 material commitments at June 30, 2014.
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
As of June 30, 2015, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2016	$8,554
2017	7,163
2018	5,725
2019	2,845
2020	1,673
Thereafter	607
Total	$26,567
Rent expense was $9,547, $8,609, and $8,124 in 2015, 2014, and 2013 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes from continuing operations consists of the following:

	Year Ended June 30,
	2015	2014	2013
Current:
Federal	$70,555	$77,937	$54,574
State	5,221	10,166	4,540
Deferred:
Federal	28,018	10,636	14,689
State	1,425	2,116	3,647
	$105,219	$100,855	$77,450

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2015	2014
Deferred tax assets:
Contract and service revenues and costs	$68,503	$71,383
Expense reserves (bad debts, insurance, franchise tax and vacation)	14,612	14,776
Net operating loss carryforwards	3,682	4,218
Other, net	1,493	1,148
	88,290	91,525

Deferred tax liabilities:
Accelerated tax depreciation	(32,331)	(29,247)
Accelerated tax amortization	(142,776)	(125,054)
Contract and service revenues and costs	(69,790)	(64,338)
	(244,897)	(218,639)

Net deferred tax liability before valuation allowance	(156,607)	(127,114)
Valuation allowance	(650)	(700)
Net deferred tax liability	$(157,257)	$(127,814)
The deferred taxes are classified on the balance sheets as follows:

	2015	2014
Deferred income taxes (current)	$(7,034)	$(30,094)
Deferred income taxes (long-term)	(150,223)	(97,720)
	$(157,257)	$(127,814)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2015	2014	2013
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	1.4%	2.8%	2.2%
Research and development credit	(1.5)%	(0.8)%	(3.5)%
Domestic production activities deduction	(2.0)%	(2.2)%	(2.3)%
Other (net)	0.4%	0.3%	0.2%
	33.3%	35.1%	31.6%
As of June 30, 2015, we have $6,903 of net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc., which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2015, we had state NOL carryforwards of $1,643. The federal and state losses have varying expiration dates, ranging from 2015 to 2034. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $650 of these losses will expire unutilized. Accordingly, a valuation allowance of $650 and $700 has been recorded against these assets as of June 30, 2015 and 2014, respectively.
The Company paid income taxes of $61,885, $83,014, and $54,815 in 2015, 2014, and 2013 respectively.
At June 30, 2014, the Company had $7,834 of unrecognized tax benefits, $5,366 of which, if recognized, would affect our effective tax rate. At June 30, 2015, the Company had $7,104 of gross unrecognized tax benefits, $5,193 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,120 and $1,315 related to uncertain tax positions at June 30, 2015 and 2014, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $(155), $582, and $(60) in the years ending June 30, 2015, 2014, and 2013, respectively.

A reconciliation of the unrecognized tax benefits for the years ended June 30, 2015 and 2014 follows:

Unrecognized Tax Benefits
Balance at July 1, 2013	$4,890
Additions for current year tax positions	1,380
Reductions for current year tax positions	—
Additions for prior year tax positions	1,662
Reductions for prior year tax positions	(1)
Settlements	—
Reductions related to expirations of statute of limitations	(97)
Balance at June 30, 2014	7,834
Additions for current year tax positions	1,351
Reductions for current year tax positions	(56)
Additions for prior year tax positions	483
Reductions for prior year tax positions	(998)
Settlements	—
Reductions related to expirations of statute of limitations	(1,510)
Balance at June 30, 2015	$7,104
The U.S. federal and state income tax returns for June 30, 2012 and all subsequent years remain subject to examination as of June 30, 2015 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $1,500 - $2,500 within twelve months of June 30, 2015.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2015, 2014, and 2013) are maintained for potential credit losses.
In addition, the Company purchases most of its computer hardware and related maintenance for resale in relation to installation of JHA software systems from two suppliers. There are a limited number of hardware suppliers for these required items. If these relationships were terminated, it could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the years ended June 30, 2015, 2014 and 2013 includes $10,112, $10,091 and $8,615 of equity-based compensation costs, respectively, of which $9,251, $9,335 and $7,962 relates to the restricted stock plan, respectively.
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

A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2012	464	$16.19
Granted	—	—
Forfeited	—	—
Exercised	(320)	13.68
Outstanding July 1, 2013	144	21.79
Granted	—	—
Forfeited	—	—
Exercised	(19)	18.42
Outstanding July 1, 2014	125	22.29
Granted	—	—
Forfeited	—	—
Exercised	(25)	19.17
Outstanding June 30, 2015	100	$23.07	$4,164
Vested June 30, 2015	100	$23.07	$4,164
Exercisable June 30, 2015	100	$23.07	$4,164
There were no options granted during any period presented. As of June 30, 2015, there were no unrecognized compensation costs related to stock options since all options have now vested. The weighted average remaining contractual term on options currently exercisable as of June 30, 2015 was 3.17 years.
The income tax benefits from stock option exercises totaled $4,343, $3,420 and $3,632 for the years ended June 30, 2015, 2014, and 2013, respectively.
The total intrinsic value of options exercised was $1,044, $704 and $8,254 for the fiscal years ended June 30, 2015, 2014, and 2013, respectively.
Restricted Stock Plan
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. Up to 3,000 shares of common stock are available for issuance under the plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions will be lifted over periods ranging from 3 years to 7 years from grant date. On certain awards, the restrictions may be lifted sooner if certain targets for shareholder return are met.
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	332	$23.13
Granted	53	36.78
Vested	(125)	23.17
Forfeited	(8)	23.11
Outstanding July 1, 2013	252	25.92
Granted	30	54.13
Vested	(143)	24.41
Forfeited	(1)	22.17
Outstanding July 1, 2014	138	33.56
Granted	12	57.77
Vested	(71)	35.69
Forfeited	(7)	46.39
Outstanding June 30, 2015	72	$34.28

The non-vested share awards will not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards is based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period.
At June 30, 2015, there was $808 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.02 years.
An amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010. Unit awards will be made to employees remaining in continuous employment throughout the performance period and vary based on the Company’s percentile ranking in Total Shareholder Return (“TSR”) over the performance period compared to a peer group of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company’s stock.
The following table summarizes non-vested unit awards as of June 30, 2015, as well as activity for the year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2012	672	$18.05
Granted	174	42.39
Vested	—	—
Forfeited	(32)	22.45
Outstanding July 1, 2013	814	23.08
Granted	164	48.21
Vested	(168)	15.77
Forfeited	(101)	15.77
Outstanding July 1, 2014	709	31.66
Granted	178	53.62
Vested	(277)	19.69
Forfeited	(111)	22.74
Outstanding June 30, 2015	499	$48.13
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in the model to measure fair value at the grant dates are as follows:

	Year Ended June 30,
	2015	2014	2013
Volatility	17.8%	21.6%	23.3%
Risk free interest rate	1.06%	0.91%	0.33%
Dividend yield	1.5%	1.6%	1.2%
Stock Beta	0.765	0.837	0.864
For the year ended June 30, 2015, 164 unit awards were granted and measured using the above assumptions. The remaining 14 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At June 30, 2015, there was $9,442 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.16 years.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share, as well as cash dividends paid per share:

	Year Ended June 30,
	2015	2014	2013
Net Income	$211,221	$186,715	$167,610
Common share information:
Weighted average shares outstanding for basic earnings per share	81,353	84,866	86,040
Dilutive effect of stock options and restricted stock	248	530	579
Weighted average shares outstanding for diluted earnings per share	81,601	85,396	86,619
Basic earnings per share	$2.60	$2.20	$1.95
Diluted earnings per share	$2.59	$2.19	$1.94
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options and restricted stock excluded from the computation of diluted earnings per share for fiscal 2015, with 24 shares excluded for fiscal 2014 and no shares excluded for fiscal 2013.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2015, 2014 and 2013 was $861, $756 and $653, respectively.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $15,378, $13,617, and $12,426 for fiscal 2015, 2014 and 2013, respectively.

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
Identifiable intangible assets from this acquisition consist of customer relationships of $3,946, $3,546 of computer software and other intangible assets of $1,763. The weighted average amortization period for acquired customer relationships, acquired computer software, and other intangible assets is 15 years, 8 years, and 20 years, respectively.
Current assets were inclusive of cash acquired of $16. The fair value of current assets acquired included accounts receivable of $476. The gross amount of receivables was $501, of which $25 was expected to be uncollectible.
During fiscal year 2014, the Company incurred $30 in costs related to the acquisition of Banno. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Banno’s operations included in the Company’s consolidated statement of operations for the year ended June 30, 2015 included revenue of $4,175 and after-tax net loss of $1,784. The results of Banno’s operations included in the Company’s consolidated statement of operations from the acquisition date to June 30, 2014 included revenue of $848 and after-tax net loss of $1,121.
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

	Year Ended
	June 30, 2015
	Bank	Credit Union	Total
REVENUE
License	$1,727	$908	$2,635
Support and service	922,545	278,107	1,200,652
Hardware	38,457	14,446	52,903
Total revenue	962,729	293,461	1,256,190
COST OF SALES
Cost of license	832	355	1,187
Cost of support and service	533,407	147,343	680,750
Cost of hardware	27,831	10,568	38,399
Total cost of sales	562,070	158,266	720,336
GROSS PROFIT	$400,659	$135,195	535,854

OPERATING EXPENSES			217,989

INTEREST INCOME (EXPENSE)			(1,425)

INCOME BEFORE INCOME TAXES			$316,440

	Year Ended
	June 30, 2014
	Bank	Credit Union	Total
REVENUE
License	$1,514	$670	$2,184
Support and service	853,500	258,831	1,112,331
Hardware	42,657	16,001	58,658
Total revenue	897,671	275,502	1,173,173
COST OF SALES
Cost of license	555	353	908
Cost of support and service	492,777	141,979	634,756
Cost of hardware	31,866	11,842	43,708
Total cost of sales	525,198	154,174	679,372
GROSS PROFIT	$372,473	$121,328	493,801

OPERATING EXPENSES			205,503

INTEREST INCOME (EXPENSE)			(728)

INCOME BEFORE INCOME TAXES			$287,570

	Year Ended
	June 30, 2013
	Bank	Credit Union	Total
REVENUE
License	$4,895	$471	$5,366
Support and service	794,433	248,368	1,042,801
Hardware	41,052	18,305	59,357
Total revenue	840,380	267,144	1,107,524
COST OF SALES
Cost of license	765	95	860
Cost of support and service	461,370	140,250	601,620
Cost of hardware	29,936	13,714	43,650
Total cost of sales	492,071	154,059	646,130
GROSS PROFIT	$348,309	$113,085	461,394

OPERATING EXPENSES			210,637

INTEREST INCOME (EXPENSE)			(5,697)

INCOME BEFORE INCOME TAXES			$245,060

	Year Ended June 30,
	2015	2014	2013
Depreciation expense, net
Bank systems and services	$50,154	$48,382	$47,789
Credit Unions systems and services	4,001	4,553	4,178
Total	$54,155	$52,935	$51,967
Amortization expense, net
Bank systems and services	$47,502	$39,152	$32,959
Credit Unions systems and services	17,339	15,684	15,415
Total	$64,841	$54,836	$48,374
Capital expenditures
Bank systems and services	$53,730	$32,736	$44,976
Credit Unions systems and services	679	449	1,280
Total	$54,409	$33,185	$46,256

	June 30,	June 30,
	2015	2014
Property and equipment, net
Bank systems and services	$263,231	$258,437
Credit Union systems and services	33,101	33,238
Total	$296,332	$291,675
Intangible assets, net
Bank systems and services	$664,231	$643,972
Credit Union systems and services	233,918	231,435
Total	$898,149	$875,407
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14.    SUBSEQUENT EVENTS
Dividends
On August 21, 2015, the Company's Board of Directors declared a cash dividend of $0.25 per share on its common stock, payable on September 25, 2015 to shareholders of record on September 4, 2015.
Acquisition of Bayside
On July 1, 2015, the Company announced the acquisition of all the stock of Bayside Business Solutions, a provider of complete portfolio management systems for commercial lenders and industry leader in providing factoring software, for a net cash outlay of $10,000. This acquisition was funded with operating cash. We have not yet completed our purchase accounting procedures with respect to this acquisition. The impact of this acquisition is considered immaterial to our consolidated financial statements and pro forma financial information has not been provided.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2015
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$503	$491	$569	$1,072	$2,635
Support and service	288,216	296,905	296,896	318,635	1,200,652
Hardware	12,755	13,898	12,244	14,006	52,903
Total revenue	301,474	311,294	309,709	333,713	1,256,190
COST OF SALES
Cost of license	409	308	285	185	1,187
Cost of support and service	165,090	170,377	168,457	176,826	680,750
Cost of hardware	9,385	9,574	9,152	10,288	38,399
Total cost of sales	174,884	180,259	177,894	187,299	720,336
GROSS PROFIT	126,590	131,035	131,815	146,414	535,854
OPERATING EXPENSES
Selling and marketing	21,663	22,175	21,674	23,492	89,004
Research and development	16,791	17,681	17,522	19,501	71,495
General and administrative	16,510	11,514	15,417	14,049	57,490
Total operating expenses	54,964	51,370	54,613	57,042	217,989
OPERATING INCOME	71,626	79,665	77,202	89,372	317,865
INTEREST INCOME (EXPENSE)
Interest income	57	28	33	51	169
Interest expense	(266)	(337)	(669)	(322)	(1,594)
Total interest income (expense)	(209)	(309)	(636)	(271)	(1,425)
INCOME BEFORE INCOME TAXES	71,417	79,356	76,566	89,101	316,440
PROVISION FOR INCOME TAXES	25,329	25,474	25,854	28,562	105,219
NET INCOME	$46,088	$53,882	$50,712	$60,539	$211,221

Diluted earnings per share	$0.56	$0.66	$0.63	$0.75	$2.59
Diluted weighted average shares outstanding	82,589	81,634	81,094	81,086	81,601

Basic earnings per share	$0.56	$0.66	$0.63	$0.75	$2.60
Basic weighted average shares outstanding	82,195	81,432	80,880	80,904	81,353

	For the Year Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$762	$245	$603	$574	$2,184
Support and service	262,630	273,242	276,100	300,359	1,112,331
Hardware	14,338	15,356	14,731	14,233	58,658
Total revenue	277,730	288,843	291,434	315,166	1,173,173
COST OF SALES
Cost of license	345	188	227	148	908
Cost of support and service	149,156	154,769	162,824	168,007	634,756
Cost of hardware	10,941	10,867	11,008	10,892	43,708
Total cost of sales	160,442	165,824	174,059	179,047	679,372
GROSS PROFIT	117,288	123,019	117,375	136,119	493,801
OPERATING EXPENSES
Selling and marketing	20,738	20,503	21,719	22,483	85,443
Research and development	15,673	16,142	17,486	17,447	66,748
General and administrative	14,250	12,132	13,629	13,301	53,312
Total operating expenses	50,661	48,777	52,834	53,231	205,503
OPERATING INCOME	66,627	74,242	64,541	82,888	288,298
INTEREST INCOME (EXPENSE)
Interest income	131	129	84	33	377
Interest expense	(280)	(267)	(262)	(296)	(1,105)
Total interest income (expense)	(149)	(138)	(178)	(263)	(728)
INCOME BEFORE INCOME TAXES	66,478	74,104	64,363	82,625	287,570
PROVISION FOR INCOME TAXES	23,258	25,744	21,757	30,096	100,855
NET INCOME	$43,220	$48,360	$42,606	$52,529	$186,715

Diluted net income per share	$0.50	$0.56	$0.50	$0.62	$2.19
Diluted weighted average shares outstanding	85,854	85,986	85,467	84,276	85,396

Basic net income per share	$0.51	$0.57	$0.50	$0.63	$2.20
Basic weighted average shares outstanding	85,294	85,450	84,981	83,740	84,866

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that, due to the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2015; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending June 30, 2015, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.
Remediation
The Company is implementing a number of remediation steps to address the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting. With respect to the control deficiencies discussed in the Management's Report on Internal Control over Financial Reporting the following steps have been initiated.

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

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2015 fiscal year end in the definitive proxy statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013
- Consolidated Balance Sheets as of June 30, 2015 and 2014
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2015, 2014 and 2013
- Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
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

10.46	Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2012.

10.47	Form of Restricted Stock Agreement (independent directors), attached as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2013.

10.48	Form of Termination Benefits Agreements (executives), attached as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed February 6, 2014.

10.49	Jack Henry & Associates, Inc. Deferred Compensation Plan, attached as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014.

10.50	Jack Henry & Associates, Inc. Non-Employee Directors Deferred Compensation Plan, attached as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014.

10.51	Form of Performance Shares Agreement under the Jack Henry & Associates, Inc. Restricted Stock Plan, attached as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014.

10.52
Credit Agreement among Jack Henry & Associates, Inc., U.S. Bank National Association and certain other Lenders, attached as Exhibit 10.52 to the Company’s Current Report on Form 8-K filed February 24, 2015.

10.53
Form of Restricted Stock Unit Agreement under the Jack Henry & Associates, Inc. Restricted Stock Plan (Non-Employee Directors), attached as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015.

10.54	First Amendment to Credit Agreement, attached as Exhibit 10.53 to the Company’s Quarterly Report on form 10-Q filed June 25, 2015.

10.55	Second Amendment to Credit Agreement attached as Exhibit 10.54 to the Company’s Quarterly Report on form 10-Q filed June 25, 2015.

21.1	List of the Company’s subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and June 30, 2014, (ii) the Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of September, 2015.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ John F. Prim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Chairman of the Board, Chief Executive Officer and Director	September 11, 2015

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	September 11, 2015

/s/ Matthew Flanigan Matthew Flanigan	Director	September 11, 2015

/s/ Marla Shepard Marla Shepard	Director	September 11, 2015

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	September 11, 2015

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	September 11, 2015

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	September 11, 2015

/s/ Laura G. Kelly Laura G. Kelly	Director	September 11, 2015

/s/ Shruti Miyashiro Shruti Miyashiro	Director	September 11, 2015