Form 10-Q
period 2015-09-30
HENRY JACK & ASSOCIATES INC
filed 2015-11-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 30, 2015, the Registrant had 79,929,128 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,485	$148,313
Receivables, net	147,652	245,387
Income tax receivable	1,802	2,753
Prepaid expenses and other	71,814	69,096
Deferred costs	39,672	27,950
Total current assets	345,425	493,499
PROPERTY AND EQUIPMENT, net	295,941	296,332
OTHER ASSETS:
Non-current deferred costs	101,930	96,423
Computer software, net of amortization	202,898	191,541
Other non-current assets	52,654	52,432
Customer relationships, net of amortization	121,988	122,204
Other intangible assets, net of amortization	37,105	34,038
Goodwill	556,256	550,366
Total other assets	1,072,831	1,047,004
Total assets	$1,714,197	$1,836,835
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,116	$9,933
Accrued expenses	67,158	78,962
Accrued income taxes	20,036	5,543
Deferred income tax liability	7,034	7,034
Notes payable and current maturities of long term debt	1,107	2,595
Deferred revenues	293,775	339,544
Total current liabilities	397,226	443,611
LONG TERM LIABILITIES:
Non-current deferred revenues	199,579	192,443
Non-current deferred income tax liability	153,880	150,223
Debt, net of current maturities	—	50,102
Other long-term liabilities	9,228	8,922
Total long term liabilities	362,687	401,690
Total liabilities	759,913	845,301
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,793,020 shares issued at September 30, 2015; 102,695,214 shares issued at June 30, 2015	1,028	1,027
Additional paid-in capital	425,361	424,536
Retained earnings	1,297,609	1,266,443
Less treasury stock at cost 22,860,851 shares at September 30, 2015; 21,842,632 shares at June 30, 2015	(769,714)	(700,472)
Total stockholders' equity	954,284	991,534
Total liabilities and equity	$1,714,197	$1,836,835
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2015	2014
REVENUE
License	$1,604	$503
Support and service	307,746	288,216
Hardware	12,268	12,755
Total revenue	321,618	301,474

COST OF SALES
Cost of license	181	409
Cost of support and service	174,714	165,090
Cost of hardware	8,768	9,385
Total cost of sales	183,663	174,884

GROSS PROFIT	137,955	126,590

OPERATING EXPENSES
Selling and marketing	21,751	21,663
Research and development	18,554	16,791
General and administrative	17,113	16,510
Total operating expenses	57,418	54,964

OPERATING INCOME	80,537	71,626

INTEREST INCOME (EXPENSE)
Interest income	113	57
Interest expense	(220)	(266)
Total interest income (expense)	(107)	(209)

INCOME BEFORE INCOME TAXES	80,430	71,417

PROVISION FOR INCOME TAXES	29,064	25,329

NET INCOME	$51,366	$46,088

Diluted earnings per share	$0.64	$0.56
Diluted weighted average shares outstanding	80,735	82,589

Basic earnings per share	$0.64	$0.56
Basic weighted average shares outstanding	80,545	82,195

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,366	$46,088
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,993	13,631
Amortization	18,211	15,817
Change in deferred income taxes	1,728	(2,682)
Excess tax benefits from stock-based compensation	(114)	(3,801)
Expense for stock-based compensation	1,970	2,068
(Gain)/loss on disposal of assets	86	(56)
Changes in operating assets and liabilities:
Change in receivables	97,926	64,931
Change in prepaid expenses, deferred costs and other	(20,167)	(26,225)
Change in accounts payable	(1,817)	(2,200)
Change in accrued expenses	(11,453)	(4,680)
Change in income taxes	15,669	24,329
Change in deferred revenues	(39,702)	(34,072)
Net cash from operating activities	126,696	93,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(8,275)	—
Capital expenditures	(12,908)	(21,485)
Proceeds from sale of assets	38	58
Internal use software	(4,402)	(3,455)
Computer software developed	(23,015)	(17,999)
Net cash from investing activities	(48,562)	(42,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(51,590)	(170)
Purchase of treasury stock	(69,242)	(60,544)
Dividends paid	(20,200)	(18,042)
Excess tax benefits from stock-based compensation	114	3,801
Proceeds from issuance of common stock upon exercise of stock options	1	161
Minimum tax withholding payments related to share based compensation	(2,440)	(7,602)
Proceeds from sale of common stock, net	1,395	1,154
Net cash from financing activities	(141,962)	(81,242)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(63,828)	$(30,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$148,313	$70,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,485	$39,402

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2015 and 2014 equals the Company’s net income.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2015, there were 22,861 shares in treasury stock and the Company had the remaining authority to repurchase up to 7,130 additional shares. The total cost of treasury shares at September 30, 2015 is $769,714. During the first three months of fiscal 2016, the Company repurchased 1,018 treasury shares for $69,242. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Dividends declared per share were $0.25 and $0.22, for the three month period ended September 30, 2015 and 2014, respectively.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended June 30, 2015. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2015.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly the financial position of the Company as of September 30, 2015, the results of its operations for the three months ended September 30, 2015 and 2014, and its cash flows for the three months ended September 30, 2015 and 2014.
The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and have defended the lawsuit vigorously.  A part of that defense has been the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. On April 29, July 8, and September 1 2015, the PTAB issued decisions holding that all relevant claims of the plaintiff's patents are unpatentable and invalid.  DataTreasury has appealed the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit.  At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2015
Financial Assets:
Money market funds	$48,819	$—	$—	$48,819
June 30, 2015
Financial Assets:
Money market funds	$98,888	$—	$—	$98,888

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2015, the FASB also issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU 2015-03 is effective for the company in fiscal year ended June 30, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will adopt these changes for the fiscal year ended June 30, 2017.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	September 30,	June 30,
	2015	2015
LONG TERM DEBT
Revolving credit facility	$—	$50,000
Capital leases	—	816
	—	50,816
Less current maturities	—	714
Debt, net of current maturities	$—	$50,102

SHORT TERM DEBT
Capital leases	$1,107	$1,881
Current maturities of long-term debt	—	714
Notes payable and current maturities of long term debt	$1,107	$2,595
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $1,107 at September 30, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at September 30, 2015, the outstanding revolving loan balance was $0.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At September 30, 2015, no amount was outstanding.
Interest
The Company paid interest of $250 and $285 during the three months ended September 30, 2015 and 2014, respectively.
Property and Equipment
Property and equipment included $0 and $1,605 in accrued liabilities or acquired via capital lease at September 30, 2015 and September 30, 2014, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate was 36.1% of income before income taxes for the quarter ended September 30, 2015, compared to 35.5% for the same quarter in Fiscal 2015. The increase in effective tax rate was primarily due to an increase in the state tax rate applicable for the period.
The Company paid income taxes of $11,666 and $3,681 in the three months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, the Company had $7,329 of gross unrecognized tax benefits, $5,871 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,233 and $1,433 related to uncertain tax positions at September 30, 2015 and 2014, respectively.

The U.S. federal and state income tax returns for 2012 and all subsequent years remain subject to examination as of September 30, 2015 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $1,500 - $2,500 within twelve months of September 30, 2015.

NOTE 6.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the three months ended September 30, 2015 and 2014 includes $1,970 and $2,068 of equity-based compensation costs, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued by the Company during the three months ended September 30, 2015.
A summary of option plan activity under these plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2015	100	23.07
Granted	—
Forfeited	—
Exercised	—
Outstanding September 30, 2015	100	$23.07	$4,655
Vested September 30, 2015	100	$23.07	$4,655
Exercisable September 30, 2015	100	$23.07	$4,655
Compensation cost related to outstanding options has now been fully recognized. The weighted average remaining contractual term on options currently exercisable as of September 30, 2015 was 2.91 years.
Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2015, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	72	34.28
Granted	21	65.52
Vested	(12)	42.73
Forfeited	(1)	36.27
Outstanding September 30, 2015	80	$41.19
At September 30, 2015, there was $1,911 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.18 years.
The following table summarizes non-vested unit awards as of September 30, 2015, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	499	48.13
Granted	118	76.01
Vested	(90)	42.39
Forfeited	(77)	42.39
Outstanding September 30, 2015	450	$57.57

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 118 unit awards granted in the first quarter of fiscal 2016 are as follows:

Volatility	15.6%
Risk free interest rate	1.06%
Dividend yield	1.5%
Stock Beta	0.741
At September 30, 2015, there was $16,456 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.80 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2015	2014
Net Income	$51,366	$46,088
Common share information:
Weighted average shares outstanding for basic earnings per share	80,545	82,195
Dilutive effect of stock options and restricted stock	190	394
Weighted average shares outstanding for diluted earnings per share	80,735	82,589
Basic earnings per share	$0.64	$0.56
Diluted earnings per share	$0.64	$0.56
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2015 and 2014. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 26 anti-dilutive stock options and restricted stock shares excluded for the three month period ended September 30, 2015 (78  shares were excluded for the three month period ended September 30, 2014).

NOTE 8.    BUSINESS ACQUISITION
Bayside Business Solutions, LLC
Effective July 1, 2015, the Company acquired all of the equity interests of Bayside Business Solutions, an Alabama-based company that provides technology solutions and payment processing services primarily for the financial services industry, for $10,000 paid in cash. This acquisition was funded using existing operating cash. The acquisition of Bayside Business Solutions expanded the Company’s presence in commercial lending within the industry.
Management has completed a preliminary purchase price allocation of Bayside Business Solutions and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of July 1, 2015 are set forth below:

Current assets	$1,922
Long-term assets	253
Identifiable intangible assets	5,005
Total liabilities assumed	(3,064)
Total identifiable net assets	4,116
Goodwill	5,884
Net assets acquired	$10,000
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.

The goodwill of $5,884 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition, none of which is expected to be deductible for income tax purposes, has been allocated to our Banking Systems and Services segment.
Identifiable intangible assets from this acquisition consist of customer relationships of $3,402, $659 of computer software and other intangible assets of $944. The weighted average amortization period for acquired customer relationships, acquired computer software, and other intangible assets is 15 years, 5 years, and 20 years, respectively.
Current assets were inclusive of cash acquired of $1,725. The fair value of current assets acquired included accounts receivable of $178. The gross amount of receivables was $178, none of which was expected to be uncollectible.
During fiscal year 2016, the Company incurred $45 in costs related to the acquisition of Bayside Business Solutions. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statement of operations for the three months ended September 30, 2015 included revenue of $742 and after-tax net loss of $354.
The accompanying consolidated statements of income for the three months ended September 30, 2015 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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

	Three Months Ended
	September 30, 2015
	Bank	Credit Union	Total
REVENUE
License	$1,247	$357	$1,604
Support and service	227,622	80,124	307,746
Hardware	7,844	4,425	12,268
Total revenue	236,713	84,906	321,618
COST OF SALES
Cost of license	113	68	181
Cost of support and service	135,366	39,348	174,714
Cost of hardware	5,553	3,215	8,768
Total cost of sales	141,032	42,631	183,663
GROSS PROFIT	$95,681	$42,275	137,955

OPERATING EXPENSES			57,418

INTEREST INCOME (EXPENSE)			(107)

INCOME BEFORE INCOME TAXES			$80,430

	Three Months Ended
	September 30, 2014
	Bank	Credit Union	Total
REVENUE
License	$441	$62	$503
Support and service	221,216	67,000	288,216
Hardware	9,745	3,010	12,755
Total revenue	231,402	70,072	301,474
COST OF SALES
Cost of license	366	43	409
Cost of support and service	128,887	36,203	165,090
Cost of hardware	7,171	2,214	9,385
Total cost of sales	136,424	38,460	174,884
GROSS PROFIT	$94,978	$31,612	126,590

OPERATING EXPENSES			54,964

INTEREST INCOME (EXPENSE)			(209)

INCOME BEFORE INCOME TAXES			$71,417

	September 30,	June 30,
	2015	2015
Property and equipment, net
Bank systems and services	$263,156	$263,231
Credit Union systems and services	32,785	33,101
Total	$295,941	$296,332
Intangible assets, net
Bank systems and services	$691,235	$664,231
Credit Union systems and services	227,012	233,918
Total	$918,247	$898,149
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2015.
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

A significant portion of our revenue is derived from recurring outsourcing fees and transaction processing fees that predominantly have contract terms of five years or greater at inception. Support and service fees also include in-house maintenance fees on primarily annual contract terms. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2016, revenues increased 7% or $20,144 compared to the same period in the prior year, with strong growth continuing in our support and service revenues, particularly our electronic payment services and our outsourcing services. Cost of sales increased just 5%, as the Company continues to focus on control management, which contributed to a 9% increase in gross margin. Operating expenses increased 4% for the quarter due mainly to increased headcount and related salaries. The provision for income taxes increased 15% compared to the prior quarter. The increased revenue and above changes resulted in a combined 11% increase in net income for the first quarter of fiscal 2016.
We move into the second quarter of fiscal 2016 following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ended September 30, 2015 follows. All dollar amounts are in thousands and discussions compare the current three months ended September 30, 2015 to the prior year three months ended September 30, 2014.
REVENUE

License Revenue	Three Months Ended September 30,		% Change
	2015	2014
License	$1,604	$503	219%
Percentage of total revenue	<1%	<1%
Non-bundled license revenue increased due mainly to an increase in standalone license sales in both our Banking and Credit Union segments. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended September 30,		% Change
	2015	2014
Support and service	$307,746	$288,216	7%
Percentage of total revenue	96%	96%

	Qtr over Qtr
	$ Change	% Change
In-House Support & Other Services	$4,255	5%
Electronic Payment Services	7,166	6%
Outsourcing Services	7,686	12%
Implementation Services	(1,477)	(8)%
Bundled Products & Services	1,901	27%
Total Increase	$19,531
There was growth in most support and service revenue components in the first quarter of Fiscal 2016 compared to the same quarter last year.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow.

Electronic payment services continue to experience significant dollar growth. The revenue increases are attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing.
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
Implementation services include implementation services for our outsourcing and electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due to the timing of implementation work performed. The backlog of implementation services remains strong.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased over last year mainly due to increased revenues from our core and complementary credit union arrangements.

Hardware Revenue	Three Months Ended September 30,		% Change
	2015	2014
Hardware	$12,268	$12,755	(4)%
Percentage of total revenue	4%	4%
Hardware revenue decreased due to a decrease in complementary hardware products delivered. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware sales to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended September 30,		% Change
	2015	2014
Cost of License	$181	$409	(56)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$1,423	$94	1,414%
Gross Profit Margin	89%	19%
Cost of support and service	$174,714	$165,090	6%
Percentage of total revenue	54%	55%
Support and Service Gross Profit	$133,032	$123,126	8%
Gross Profit Margin	43%	43%
Cost of hardware	$8,768	$9,385	(7)%
Percentage of total revenue	3%	3%
Hardware Gross Profit	$3,500	$3,370	4%
Gross Profit Margin	29%	26%
TOTAL COST OF SALES	$183,663	$174,884	5%
Percentage of total revenue	57%	58%
TOTAL GROSS PROFIT	$137,955	$126,590	9%
Gross Profit Margin	43%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Sales of these third party software products decreased compared to the same period last year, causing an increase in gross profit margins. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current period, margins were slightly higher due to increased sales of higher margin hardware upgrade products.
OPERATING EXPENSES

Selling and Marketing	Three Months Ended September 30,		% Change
	2015	2014
Selling and marketing	$21,751	$21,663	—%
Percentage of total revenue	7%	7%
Selling and marketing expenses for the first quarter of fiscal 2016 remained consistent compared to the same period in fiscal 2015 and remained a consistent percentage of total revenue in both periods.

Research and Development	Three Months Ended September 30,		% Change
	2015	2014
Research and development	$18,554	$16,791	10%
Percentage of total revenue	6%	6%
Research and development expenses increased primarily due to increased headcount and related personnel costs, but were consistent with the prior year's first quarter as a percentage of total revenue.

General and Administrative	Three Months Ended September 30,		% Change
	2015	2014
General and administrative	$17,113	$16,510	4%
Percentage of total revenue	5%	5%
General and administrative expenses in the current year were higher due to increased headcount and related personnel costs. General and administrative expenses were consistent with the prior year's first quarter as a percentage of total revenue.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2015	2014
Interest Income	$113	$57	98%
Interest Expense	$(220)	$(266)	(17)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2015	2014
Provision For Income Taxes	$29,064	$25,329	15%
Effective Rate	36.1%	35.5%
The increase in the effective tax rate was primarily due to an increase in the state tax rate applicable for the period.
NET INCOME
Net income increased from $46,088, or $0.56 per diluted share, in fiscal 2014 to $51,366, or $0.64 per diluted share, in fiscal 2015 through the first quarter. This translates to an increase of 11% in net income year-to-date over the last fiscal year.

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

Bank Systems and Services
	Three Months Ended September 30,		% Change
	2015	2014
Revenue	$236,713	$231,402	2%
Gross profit	$95,681	$94,978	1%
Gross profit margin	40%	41%
Revenue in the Bank segment increased 2% compared to the equivalent quarter last fiscal year. The increase was due mainly to a 13% increase in outsourcing services. Gross profit margin decreased only slightly compared to the first quarter of the last fiscal year.

Credit Union Systems and Services
	Three Months Ended September 30,		% Change
	2015	2014
Revenue	$84,906	$70,072	21%
Gross profit	$42,275	$31,612	34%
Gross profit margin	50%	45%
Revenue in the Credit Union segment increased 21% due to increases in support & service revenue. Support & service revenues grew 20% through increases in electronic payment services, in-house maintenance renewals, and bundled services. Gross profit margins for the Credit Union segment increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $84,485 at September 30, 2015 from $148,313 at June 30, 2015. The decrease from June 30, 2015 is primarily due to full repayment of our revolving credit facility and repurchases of treasury stock during the first quarter of fiscal 2016.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2015	2014
Net income	$51,366	$46,088
Non-cash expenses	34,874	24,977
Change in receivables	97,926	64,931
Change in deferred revenue	(39,702)	(34,072)
Change in other assets and liabilities	(17,768)	(8,776)
Net cash provided by operating activities	$126,696	$93,148
Cash provided by operating activities increased 36% compared to this time last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2016 totaled $48,562 and included capital expenditures on facilities and equipment of $12,908 mainly for the purchase of computer equipment, $23,015 for the development of software, $8,275, net of cash acquired, for the acquisition of Bayside Business Solutions, and $4,402 for the purchase and development of internal use software. Cash used in investing activities for the first three months of fiscal 2015 totaled $42,881 and included capital expenditures on facilities and equipment of $21,485, which mainly included the purchase of aircraft and computer equipment. Other uses of cash included $17,999 for the development of software and $3,455 for the purchase and development of internal use software.
Financing activities used cash of $141,962 for the first three months of fiscal 2016. Cash used was mainly $69,242 for the purchase of treasury shares, repayment of the revolving credit facility and capital leases of $51,590, dividends paid to stockholders of $20,200, and $930 net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first three months of fiscal 2015 of $81,242. Cash used was mainly $60,544 for the purchase of treasury shares, dividends paid to stockholders of $18,042, and $2,486 net cash outflow from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $12,908 and $21,485 for the three months ending September 30, 2015 and September 30, 2014, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures for the Company for fiscal year 2016 are not expected to exceed $40,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2015, there were 22,861 shares in treasury stock and the Company had the remaining authority to repurchase up to 7,130 additional shares. The total cost of treasury shares at September 30, 2015 is $769,714. During the first three months of fiscal 2016, the Company repurchased 1,018 treasury shares for $69,242. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $1,107 at September 30, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at September 30, 2015, the outstanding revolving loan balance was $0.
Other lines of credit
The Company renewed an unsecured bank credit line on March 3, 2014 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2017. At September 30, 2015, no amount was outstanding.

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
Based on the controls in place and the credit worthiness of the customer base, we believe the credit risk associated with the extension of credit to our customers will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We have no outstanding debt with variable interest rates as of September 30, 2015 and are therefore not currently exposed to interest risk.

ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the CEO and CFO concluded that, due to the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting related to our accounting for multiple element software arrangements, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see “Item 9A. Controls and Procedures” and Management's Annual Report on Internal Control over Financial Reporting in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended June 30, 2014, filed on June 2, 2015 with the SEC. Notwithstanding the material weakness identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ending September 30, 2015, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. However, the Company is implementing a number of remediation steps to address the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting. With respect to the control deficiencies discussed therein, the following steps have been initiated.

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

PART II. OTHER INFORMATION
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1 - July 31, 2015	666	$69.10	—	8,147,984
August 1 - August 31, 2015	195,425	68.18	194,687	7,953,297
September 1 - September 30, 2015	825,020	68.03	823,532	7,129,765
Total	1,021,111	68.06	1,018,219	7,129,765
(1) 1,018,219 shares were purchased through a publicly announced repurchase plan. There were 36,015 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and June 30, 2015, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 5, 2015	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	November 5, 2015	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer