Form 10-Q
period 2015-12-31
HENRY JACK & ASSOCIATES INC
filed 2016-02-05
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
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

As of February 2, 2016, the Registrant had 78,861,707 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,126	$148,313
Receivables, net	147,091	245,387
Income tax receivable	3,116	2,753
Prepaid expenses and other	74,941	69,096
Deferred costs	39,743	27,950
Total current assets	320,017	493,499
PROPERTY AND EQUIPMENT, net	302,091	296,332
OTHER ASSETS:
Non-current deferred costs	101,276	96,423
Computer software, net of amortization	214,992	191,541
Other non-current assets	57,364	52,432
Customer relationships, net of amortization	118,461	122,204
Other intangible assets, net of amortization	38,408	34,038
Goodwill	556,256	550,366
Total other assets	1,086,757	1,047,004
Total assets	$1,708,865	$1,836,835
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,653	$9,933
Accrued expenses	74,469	78,962
Accrued income taxes	—	5,543
Deferred income tax liability	7,034	7,034
Notes payable and current maturities of long term debt	323	2,595
Deferred revenues	246,272	339,544
Total current liabilities	333,751	443,611
LONG TERM LIABILITIES:
Non-current deferred revenues	193,873	192,443
Non-current deferred income tax liability	158,419	150,223
Debt, net of current maturities	100,000	50,102
Other long-term liabilities	10,348	8,922
Total long term liabilities	462,640	401,690
Total liabilities	796,391	845,301
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,817,013 shares issued at December 31, 2015; 102,695,214 shares issued at June 30, 2015	1,028	1,027
Additional paid-in capital	429,855	424,536
Retained earnings	1,337,185	1,266,443
Less treasury stock at cost 23,962,117 shares at December 31, 2015; 21,842,632 shares at June 30, 2015	(855,594)	(700,472)
Total stockholders' equity	912,474	991,534
Total liabilities and equity	$1,708,865	$1,836,835
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUE
License	$634	$491	$2,237	$994
Support and service	320,219	296,905	627,966	585,121
Hardware	12,019	13,898	24,287	26,652
Total revenue	332,872	311,294	654,490	612,767

COST OF SALES
Cost of license	498	308	680	717
Cost of support and service	181,989	170,377	356,703	335,467
Cost of hardware	7,958	9,574	16,726	18,959
Total cost of sales	190,445	180,259	374,109	355,143

GROSS PROFIT	142,427	131,035	280,381	257,624

OPERATING EXPENSES
Selling and marketing	22,231	22,175	43,982	43,838
Research and development	18,862	17,681	37,416	34,472
General and administrative	16,547	11,514	33,659	28,025
Total operating expenses	57,640	51,370	115,057	106,335

OPERATING INCOME	84,787	79,665	165,324	151,289

INTEREST INCOME (EXPENSE)
Interest income	91	28	204	85
Interest expense	(276)	(337)	(496)	(603)
Total interest income (expense)	(185)	(309)	(292)	(518)

INCOME BEFORE INCOME TAXES	84,602	79,356	165,032	150,771

PROVISION FOR INCOME TAXES	25,254	25,474	54,318	50,802

NET INCOME	$59,348	$53,882	$110,714	$99,969

Basic earnings per share	$0.75	$0.66	$1.38	$1.22
Basic weighted average shares outstanding	79,473	81,432	80,009	81,813

Diluted earnings per share	$0.74	$0.66	$1.38	$1.22
Diluted weighted average shares outstanding	79,770	81,634	80,252	82,112

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$110,714	$99,969
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	25,973	27,471
Amortization	37,012	31,945
Change in deferred income taxes	6,267	(4,527)
Excess tax benefits from stock-based compensation	(301)	(4,006)
Expense for stock-based compensation	5,112	4,583
(Gain)/loss on disposal of assets	(290)	(5,315)
Changes in operating assets and liabilities:
Change in receivables	98,487	76,151
Change in prepaid expenses, deferred costs and other	(27,913)	(31,555)
Change in accounts payable	(4,280)	(2,627)
Change in accrued expenses	(6,687)	1,263
Change in income taxes	(4,204)	11,878
Change in deferred revenues	(92,911)	(78,332)
Net cash from operating activities	146,979	126,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(8,275)	—
Capital expenditures	(31,506)	(27,389)
Proceeds from sale of assets	2,747	8,242
Internal use software	(8,183)	(7,432)
Computer software developed	(47,903)	(36,820)
Net cash from investing activities	(93,120)	(63,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	100,000	70,000
Repayments on credit facilities	(52,374)	(4,669)
Purchase of treasury stock	(155,122)	(112,803)
Dividends paid	(39,972)	(35,961)
Excess tax benefits from stock-based compensation	301	4,006
Proceeds from issuance of common stock upon exercise of stock options	1	402
Minimum tax withholding payments related to share based compensation	(2,501)	(7,680)
Proceeds from sale of common stock, net	2,621	2,161
Net cash from financing activities	(147,046)	(84,544)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(93,187)	$(21,045)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$148,313	$70,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,126	$49,332

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries (“JHA” or the “Company”) is a provider of integrated computer systems and services that has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and implementation services for financial institutions to utilize JHA systems, and by providing other related services. JHA also provides continuing support and services to customers using in-house or outsourced systems.
Consolidation
The condensed consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2015 and 2014 equals the Company’s net income.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2015, there were 23,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 6,028 additional shares. The total cost of treasury shares at December 31, 2015 is $855,594. During the first six months of fiscal 2016, the Company repurchased 2,120 treasury shares for $155,122. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Dividends declared per share were $0.25 and $0.22, for the three months ended December 31, 2015 and 2014, respectively. For the six months ended December 31, 2015 and 2014, dividends declared per share were $0.50 and $0.44, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of December 31, 2015, the results of its operations for the three and six months ending December 31, 2015 and 2014, and its cash flows for the six months ending December 31, 2015 and 2014. The condensed consolidated balance sheet at June 30, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2015
Financial Assets:
Money market funds	$23,854	$—	$—	$23,854
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000
June 30, 2015
Financial Assets:
Money market funds	$98,888	$—	$—	$98,888
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

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
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU No. 2015-03 will be effective for the Company in its fiscal year ended June 30, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company currently classifies debt issuance costs as an asset, and will adopt these changes beginning July 1, 2016.
ASU No. 2015-17 was issued by the FASB in November 2015 as part of the Simplification Initiative. This ASU eliminates the requirement to separate deferred income tax liabilities and assets into non-current and current amounts. ASU No. 2015-17 is effective for the Company for its annual reporting period beginning July 1, 2017 and early adoption is permitted. Management is currently considering options with regard to early adoption but has yet to conclude on an adoption date. Upon adoption, the Company will report all deferred income tax assets and liabilities as non-current.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	December 31,	June 30,
	2015	2015
LONG TERM DEBT
Revolving credit facility	$100,000	$50,000
Capital leases	—	816
	100,000	50,816
Less current maturities	—	714
Debt, net of current maturities	$100,000	$50,102

SHORT TERM DEBT
Capital leases	$323	$1,881
Current maturities of long-term debt	—	714
Notes payable and current maturities of long term debt	$323	$2,595
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $323 at December 31, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at December 31, 2015, the outstanding revolving loan balance was $100,000.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At December 31, 2015, no amount was outstanding.
Interest
The Company paid interest of $333 and $415 during the six months ended December 31, 2015 and 2014, respectively.
Property and Equipment
Property and equipment included $1,940 and $3,897 in accrued liabilities or acquired via capital lease at December 31, 2015 and 2014, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate was 29.9% of income before income taxes for the quarter ended December 31, 2015, compared to 32.1% for the same quarter in fiscal 2015. The decrease in effective tax rate was primarily due to the Research and Experimentation Credit ("R&E Credit"), which was retroactively and permanently extended in December 2015.
The Company paid income taxes of $52,254 and $43,450 in the six months ended December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $8,438 of gross unrecognized tax benefits, $6,917 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,415 and $1,652 related to uncertain tax positions at December 31, 2015 and 2014, respectively.
The U.S. federal and state income tax returns for Fiscal 2012 and all subsequent years remain subject to examination as of December 31, 2015 under statute of limitations rules. We anticipate potential changes could reduce the unrecognized tax benefits balance by $1,500 - $2,500 within twelve months of December 31, 2015.

NOTE 6.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the three months ended December 31, 2015 and 2014 includes $3,142 and $2,516 of equity-based compensation costs, respectively. For the six months ended December 31, 2015 and 2014, equity-based compensation costs totaled $5,112 and $4,583, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued by the Company during the three months ended December 31, 2015.
A summary of option plan activity under these plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2015	100	23.07
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2015	100	$23.07	$5,499
Vested December 31, 2015	100	$23.07	$5,499
Exercisable December 31, 2015	100	$23.07	$5,499
Compensation cost related to outstanding options has now been fully recognized. The weighted average remaining contractual term on options currently exercisable as of December 31, 2015 was 2.66 years.
Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2015, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	72	34.28
Granted	22	65.77
Vested	(21)	41.89
Forfeited	(11)	22.51
Outstanding December 31, 2015	62	$44.70
At December 31, 2015, there was $1,505 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.12 years.

The following table summarizes non-vested unit awards as of December 31, 2015, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	499	48.13
Granted	130	75.99
Vested	(97)	43.74
Forfeited	(101)	45.89
Outstanding December 31, 2015	431	$58.06
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 118 unit awards granted in fiscal 2016 are as follows:

Volatility	15.6%
Risk free interest rate	1.06%
Dividend yield	1.5%
Stock Beta	0.741
The remaining 12 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At December 31, 2015, there was $14,838 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.58 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Income	$59,348	$53,882	$110,714	$99,969
Common share information:
Weighted average shares outstanding for basic earnings per share	79,473	81,432	80,009	81,813
Dilutive effect of stock options and restricted stock	297	202	243	299
Weighted average shares outstanding for diluted earnings per share	79,770	81,634	80,252	82,112
Basic earnings per share	$0.75	$0.66	$1.38	$1.22
Diluted earnings per share	$0.74	$0.66	$1.38	$1.22
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2015 and 2014. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options and restricted stock shares excluded for the three month period ended December 31, 2015 (170  shares were excluded for the three month period ended December 31, 2014). For the six months ended December 31, 2015, there were no anti-dilutive stock options and restricted stock shares excluded, and there were 134 excluded for the six months ended December 31, 2014.

NOTE 8.    BUSINESS ACQUISITION
Bayside Business Solutions, Inc.
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
The amounts shown above may change in the near term as management continues to evaluate the income tax implications of this business combination.
The goodwill of $5,884 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition, none of which is expected to be deductible for income tax purposes, has been allocated in our Banking Systems and Services segment, as we have commenced our integration of this company within that reporting unit.
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
During fiscal year 2016, the Company incurred $55 in costs related to the acquisition of Bayside Business Solutions. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statement of operations for the six months ended December 31, 2015 included revenue of $1,730 and after-tax net loss of $310.
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

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$563	$71	$634	$288	$203	$491
Support and service	232,731	87,488	320,219	229,107	67,798	296,905
Hardware	7,735	4,284	12,019	10,130	3,768	13,898
Total revenue	241,029	91,843	332,872	239,525	71,769	311,294
COST OF SALES
Cost of license	448	50	498	184	124	308
Cost of support and service	137,787	44,202	181,989	134,034	36,343	170,377
Cost of hardware	4,979	2,979	7,958	6,887	2,687	9,574
Total cost of sales	143,214	47,231	190,445	141,105	39,154	180,259
GROSS PROFIT	$97,815	$44,612	142,427	98,420	32,615	131,035

OPERATING EXPENSES			57,640			51,370

INTEREST INCOME (EXPENSE)			(185)			(309)

INCOME BEFORE INCOME TAXES			$84,602			$79,356

	Six Months Ended			Six Months Ended
	December 31, 2015			December 31, 2014
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$1,809	$428	$2,237	$729	$265	$994
Support and service	460,354	167,612	627,966	450,322	134,799	585,121
Hardware	15,579	8,708	24,287	19,874	6,778	26,652
Total revenue	477,742	176,748	654,490	470,925	141,842	612,767
COST OF SALES
Cost of license	562	118	680	550	167	717
Cost of support and service	273,153	83,550	356,703	262,920	72,547	335,467
Cost of hardware	10,532	6,194	16,726	14,058	4,901	18,959
Total cost of sales	284,247	89,862	374,109	277,528	77,615	355,143
GROSS PROFIT	$193,495	$86,886	$280,381	$193,397	$64,227	257,624

OPERATING EXPENSES			115,057			106,335

INTEREST INCOME (EXPENSE)			(292)			(518)

INCOME BEFORE INCOME TAXES			$165,032			$150,771

	December 31,	June 30,
	2015	2015
Property and equipment, net
Bank systems and services	$269,682	$263,231
Credit Union systems and services	32,409	33,101
Total	$302,091	$296,332
Intangible assets, net
Bank systems and services	$699,015	$664,231
Credit Union systems and services	229,102	233,918
Total	$928,117	$898,149
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2015.
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
RESULTS OF OPERATIONS
In the second quarter of fiscal 2016, revenues increased 7% or $21,578 compared to the same period in the prior year, with strong growth continuing in our support and service revenues, particularly our electronic payment services and our bundled services revenue. Cost of sales increased 6%, as the Company continues to focus on cost management, which contributed to a 9% increase in gross margin. Operating expenses increased 12% compared to the second quarter of fiscal 2015. Operating expenses in the prior year quarter were lower due mainly to the gain on sale of the TeleWeb suite of products in the prior year quarter, resulting in the increase this year. The provision for income taxes decreased 1% compared to the prior quarter. The increased revenue and above changes resulted in a combined 10% increase in net income for the second quarter of fiscal 2016.
In the six months ended December 31, 2015, revenues increased 7% or $41,723 compared to the same six months last year, with strong growth continuing in our support & service revenue, particularly electronic payment services and outsourcing services. Cost of sales increased 5% and operating expenses increased 8% for the six month period ended December 31, 2015. Provision for income taxes increased 7% compared to the prior year-to-date period. The increased revenue and above changes resulted in an 11% increase in net income for the six month period.
We move into the third quarter of fiscal 2016 following strong performance in the second quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ending December 31, 2015 follows. All dollar amounts are in thousands and discussions compare the current three and six months ending December 31, 2015 to the prior year three and six months ending December 31, 2014.
REVENUE

License Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
License	$634	$491	29%	$2,237	$994	125%
Percentage of total revenue	<1%	<1%		<1%	<1%
Non-bundled license revenue increased for both the quarter-to-date and year-to-date periods due mainly to an increase in standalone license sales in both our Banking and Credit Union segments. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Support and service	$320,219	$296,905	8%	$627,966	$585,121	7%
Percentage of total revenue	96%	95%		96%	95%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$3,792	5%		$8,047	5%
Electronic Payment Services	8,975	7%		16,141	7%
Outsourcing Services	5,005	7%		12,691	10%
Implementation Services	(3,524)	(18)%		(5,001)	(13)%
Bundled Products & Services	9,066	97%		10,967	67%
Total Increase	$23,314			$42,845
There was growth in most support and service revenue components in the second quarter of fiscal 2016 compared to the same quarter last year, as well as in the year-to-date period ended December 31, 2015.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow.
Electronic payment services continue to experience significant dollar growth. The revenue increase in both the quarter and year-to-date periods is attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing. There has also been an increase in termination revenues, which are fees charged on agreements canceled prior to the end of the contracted term.
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
Implementation services include implementation services for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due to a decrease in both banking and credit union standalone implementations compared to the prior year given increases in implementation services related to our bundled arrangements.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased quarter-to-date and year-to-date over last year mainly due to increased revenues from our core and complementary credit union arrangements.

Hardware Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Hardware	$12,019	$13,898	(14)%	$24,287	$26,652	(9)%
Percentage of total revenue	4%	4%		4%	4%
Hardware revenue decreased over both time frames due to a decrease in complementary hardware products delivered. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware sales to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.

COST OF SALES AND GROSS PROFIT

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Cost of License	$498	$308	62%	$680	$717	(5)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$136	$183	(26)%	$1,557	$277	462%
Gross Profit Margin	21%	37%		70%	28%
Cost of support and service	$181,989	$170,377	7%	$356,703	$335,467	6%
Percentage of total revenue	55%	55%		55%	55%
Support and Service Gross Profit	$138,230	$126,528	9%	$271,263	$249,654	9%
Gross Profit Margin	43%	43%		43%	43%
Cost of hardware	$7,958	$9,574	(17)%	$16,726	$18,959	(12)%
Percentage of total revenue	2%	3%		3%	3%
Hardware Gross Profit	$4,061	$4,324	(6)%	$7,561	$7,693	(2)%
Gross Profit Margin	34%	31%		31%	29%
TOTAL COST OF SALES	$190,445	$180,259	6%	$374,109	$355,143	5%
Percentage of total revenue	57%	58%		57%	58%
TOTAL GROSS PROFIT	$142,427	$131,035	9%	$280,381	$257,624	9%
Gross Profit Margin	43%	42%		43%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service remained consistent with the prior year in both the quarter and year-to-date periods.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current period, margins were slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Selling and marketing	$22,231	$22,175	—%	$43,982	$43,838	—%
Percentage of total revenue	7%	7%		7%	7%
Selling and marketing expenses for fiscal 2016 remained consistent compared to the same periods in fiscal 2015 and remained a consistent percentage of total revenue in both periods.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Research and development	$18,862	$17,681	7%	$37,416	$34,472	9%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses have increased for both the quarter and year-to-date, primarily due to increased headcount and related personnel costs, however remained consistent with the prior year as a percentage of total revenue.

General and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
General and administrative	$16,547	$11,514	44%	$33,659	$28,025	20%
Percentage of total revenue	5%	4%		5%	5%
General and administrative expenses in the current quarter were higher than in the same quarter of fiscal 2015. General and administrative expenses in the prior year quarter were lower due mainly to the gain on sale of the TeleWeb suite of Internet and mobile banking software products to Data Center, Inc in the prior year quarter, resulting in the increase this year. Increased headcount and related personnel costs also contributed to the quarter-to-date and year-to-date increases.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Interest Income	$91	$28	225%	$204	$85	140%
Interest Expense	$(276)	$(337)	(18)%	$(496)	$(603)	(18)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Provision For Income Taxes	$25,254	$25,474	(1)%	$54,318	$50,802	7%
Effective Rate	29.9%	32.1%		32.9%	33.7%
The decrease in effective tax rate was primarily due to the Research and Experimentation Credit ("R&E Credit"), which was retroactively and permanently extended in December 2015.
NET INCOME
Net income increased 10% to $59,348 for the second quarter of fiscal 2016, compared to $53,882 in the same period of fiscal 2015. Year-to-date net income increased from $99,969, or $1.22 per diluted share, in fiscal 2015 to $110,714, or $1.38 per diluted share, in fiscal 2016 through the second quarter. This translates to an increase of 11% in net income year-to-date over the last fiscal year.

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

Bank Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Revenue	$241,029	$239,525	1%	$477,742	$470,925	1%
Gross profit	$97,815	$98,420	(1)%	$193,495	$193,397	—%
Gross profit margin	41%	41%		41%	41%
Revenue in the Bank segment increased 1% compared to the equivalent quarter last fiscal year, with increased support & services revenues being partially offset by reduced hardware and implementation revenue. The increase in support & service revenue was driven by a 6% increase in outsourcing services.

Year-to-date revenue also increased 1% over the same six month period in the prior fiscal year, due mainly to growth in the support and services category, driven by a 9% increase in outsourcing revenue. The increase was partially offset by a decrease in hardware revenues compared to the prior year-to-date period.
Gross profit margins remained consistent in both the quarter-to-date and year-to-date periods.

Credit Union Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2015	2014		2015	2014
Revenue	$91,843	$71,769	28%	$176,748	$141,842	25%
Gross profit	$44,612	$32,615	37%	$86,886	$64,227	35%
Gross profit margin	49%	45%		49%	45%
Revenue in the Credit Union segment for the three months ended December 31, 2015 increased 28% due mainly to increases in support & service revenue. Support & service revenues grew 29% through increases in electronic payment services and bundled services.
Revenue also grew 25% in the Credit Union segment for the six months of fiscal 2016 compared to the same period in fiscal 2015. This was driven by a 24% increase in support and service revenue through increases in electronic payment services, in-house maintenance renewals, and bundled services.
Gross profit margins for the Credit Union segment increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $55,126 at December 31, 2015 from $148,313 at June 30, 2015. The decrease from June 30, 2015 is primarily due to repurchases of treasury stock during the first half of fiscal 2016.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2015	2014
Net income	$110,714	$99,969
Non-cash expenses	73,773	50,151
Change in receivables	98,487	76,151
Change in deferred revenue	(92,911)	(78,332)
Change in other assets and liabilities	(43,084)	(21,041)
Net cash provided by operating activities	$146,979	$126,898
Cash provided by operating activities increased 16% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2016 totaled $93,120 and included capital expenditures on facilities and equipment of $31,506, mainly for the purchase of computer equipment and aircraft, $47,903 for the ongoing enhancements and development of existing and new product service offerings, $8,275, net of cash acquired, for the acquisition of Bayside Business Solutions, and $8,183 for the purchase and development of internal use software. This was partially offset by $2,747 proceeds from the sale of assets. Cash used in investing activities for the first six months of fiscal 2015 totaled $63,399 and included capital expenditures of $27,389, $36,820 for the development of software and $7,432 for the purchase and development of internal use software, partially offset by $8,242 proceeds from the sale of assets, mainly related to the TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI).
Financing activities used cash of $147,046 for the first six months of fiscal 2016. Cash used was $155,122 for the purchase of treasury shares, repayment of the revolving credit facility and capital leases of $52,374, and dividends paid to stockholders of $39,972. This was partially offset by borrowings of $100,000 against our revolving credit facility and $422 net cash inflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first six months of fiscal 2015 of $84,544. Cash used was $112,803 for the purchase of treasury shares, dividends paid to stockholders of $35,961, repayments of capital leases of $4,669, and $1,111 net cash outflow from the issuance of stock and tax related to stock-based compensation. Cash used was offset by $70,000 of borrowings on our revolving credit facility.
At December 31, 2015, the Company had negative working capital of $13,734, however, the largest component of current liabilities was deferred revenue of $246,272, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $200,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $31,506 and $27,389 for the six months ending December 31, 2015 and December 31, 2014, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2016 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2015, there were 23,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 6,028 additional shares. The total cost of treasury shares at December 31, 2015 is $855,594. During the first six months of fiscal 2016, the Company repurchased 2,120 treasury shares for $155,122. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $323 at December 31, 2015.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2015, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at December 31, 2015, the outstanding revolving loan balance was $100,000.
Other lines of credit
The Company has an unsecured bank credit line on which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At December 31, 2015, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of December 31, 2015, a 1% increase in our borrowing rate would increase our annual interest expense by $1,000.

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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ending December 31, 2015, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. However, the Company is implementing a number of remediation steps to address the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting. With respect to the control deficiencies discussed therein, the following steps have been initiated.

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

PART II. OTHER INFORMATION
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2015:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1 - October 31, 2015	83	$76.10	—	7,129,765
November 1 - November 30, 2015	508,413	78.01	508,252	6,621,513
December 1 - December 31, 2015	593,552	77.96	593,014	6,028,499
Total	1,102,048	77.98	1,101,266	6,028,499
(1) 1,101,266 shares were purchased through a publicly announced repurchase plan. There were 782 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

10.57	Form of Restricted Stock Unit Agreement under Jack Henry & Associates, Inc. 2015 Equity Incentive Plan(Non-Employee Directors).

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2015 and June 30, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six December 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 5, 2016	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	February 5, 2016	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer