Form 10-Q
period 2016-03-31
HENRY JACK & ASSOCIATES INC
filed 2016-05-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of May 2, 2016, the Registrant had 78,884,710 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,001	$148,313
Receivables, net	137,406	245,387
Income tax receivable	8,236	2,753
Prepaid expenses and other	70,075	69,096
Deferred costs	40,252	27,950
Total current assets	309,970	493,499
PROPERTY AND EQUIPMENT, net	298,023	296,332
OTHER ASSETS:
Non-current deferred costs	98,717	96,423
Computer software, net of amortization	228,087	191,541
Other non-current assets	58,944	52,432
Customer relationships, net of amortization	114,901	122,204
Other intangible assets, net of amortization	37,724	34,038
Goodwill	556,256	550,366
Total other assets	1,094,629	1,047,004
Total assets	$1,702,622	$1,836,835
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,060	$9,933
Accrued expenses	69,721	78,962
Accrued income taxes	—	5,543
Deferred income tax liability	—	7,034
Notes payable and current maturities of long term debt	213	2,595
Deferred revenues	202,270	339,544
Total current liabilities	279,264	443,611
LONG TERM LIABILITIES:
Non-current deferred revenues	180,901	192,443
Non-current deferred income tax liability	183,881	150,223
Debt, net of current maturities	100,000	50,102
Other long-term liabilities	9,709	8,922
Total long term liabilities	474,491	401,690
Total liabilities	753,755	845,301
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 102,839,430 shares issued at March 31, 2016; 102,695,214 shares issued at June 30, 2015	1,028	1,027
Additional paid-in capital	434,430	424,536
Retained earnings	1,369,003	1,266,443
Less treasury stock at cost 23,962,117 shares at March 31, 2016; 21,842,632 shares at June 30, 2015	(855,594)	(700,472)
Total stockholders' equity	948,867	991,534
Total liabilities and equity	$1,702,622	$1,836,835
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUE
License	$292	$569	$2,530	$1,563
Support and service	319,649	296,896	947,615	882,017
Hardware	13,245	12,244	37,532	38,897
Total revenue	333,186	309,709	987,677	922,477

COST OF SALES
Cost of license	193	285	873	1,002
Cost of support and service	184,527	168,457	541,230	503,925
Cost of hardware	9,553	9,152	26,279	28,111
Total cost of sales	194,273	177,894	568,382	533,038

GROSS PROFIT	138,913	131,815	419,295	389,439

OPERATING EXPENSES
Selling and marketing	22,732	21,674	66,714	65,512
Research and development	19,854	17,522	57,269	51,995
General and administrative	16,497	15,417	50,157	43,442
Total operating expenses	59,083	54,613	174,140	160,949

OPERATING INCOME	79,830	77,202	245,155	228,490

INTEREST INCOME (EXPENSE)
Interest income	54	33	258	118
Interest expense	(486)	(669)	(983)	(1,273)
Total interest income (expense)	(432)	(636)	(725)	(1,155)

INCOME BEFORE INCOME TAXES	79,398	76,566	244,430	227,335

PROVISION FOR INCOME TAXES	25,515	25,854	79,833	76,656

NET INCOME	$53,883	$50,712	$164,597	$150,679

Basic earnings per share	$0.68	$0.63	$2.07	$1.85
Basic weighted average shares outstanding	78,805	80,880	79,608	81,502

Diluted earnings per share	$0.68	$0.63	$2.06	$1.84
Diluted weighted average shares outstanding	79,167	81,094	79,891	81,773

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$164,597	$150,679
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	38,106	41,023
Amortization	57,013	48,063
Change in deferred income taxes	24,695	(382)
Excess tax benefits from stock-based compensation	(338)	(4,156)
Expense for stock-based compensation	8,213	7,342
(Gain)/loss on disposal of assets	(48)	(5,045)
Changes in operating assets and liabilities:
Change in receivables	108,172	86,626
Change in prepaid expenses, deferred costs and other	(22,578)	(34,386)
Change in accounts payable	(2,873)	(3,877)
Change in accrued expenses	(8,114)	666
Change in income taxes	(9,927)	16,875
Change in deferred revenues	(149,885)	(120,941)
Net cash from operating activities	207,033	182,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(8,275)	—
Capital expenditures	(43,300)	(35,867)
Proceeds from sale of assets	2,797	8,266
Internal use software	(10,157)	(10,266)
Computer software developed	(74,662)	(56,465)
Net cash from investing activities	(133,597)	(94,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	100,000	70,000
Repayments on credit facilities	(52,484)	(6,033)
Debt acquisition costs	—	(901)
Purchase of treasury stock	(155,122)	(112,803)
Dividends paid	(62,037)	(56,183)
Excess tax benefits from stock-based compensation	338	4,156
Proceeds from issuance of common stock upon exercise of stock options	1	456
Minimum tax withholding payments related to share based compensation	(2,561)	(7,948)
Proceeds from sale of common stock, net	4,117	3,524
Net cash from financing activities	(167,748)	(105,732)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(94,312)	$(17,577)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$148,313	$70,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,001	$52,800

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2016 and 2015 equals the Company’s net income.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2016, there were 23,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 6,028 additional shares. The total cost of treasury shares at March 31, 2016 is $855,594. During the first nine months of fiscal 2016, the Company repurchased 2,120 treasury shares for $155,122. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Dividends declared per share were $0.28 and $0.25, for the three months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016 and 2015, dividends declared per share were $0.78 and $0.69, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of March 31, 2016, the results of its operations for the three and nine months ending March 31, 2016 and 2015, and its cash flows for the nine months ending March 31, 2016 and 2015. The condensed consolidated balance sheet at June 30, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.
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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2016
Financial Assets:
Money market funds	$23,878	$—	$—	$23,878
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000
June 30, 2015
Financial Assets:
Money market funds	$98,888	$—	$—	$98,888
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year. The standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. Along with the deferral of the effective date, ASU No. 2015-14 allows early application as of the original effective date. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
ASU No. 2015-17 was issued by the FASB in November 2015 as part of the Simplification Initiative. This ASU eliminates the requirement to separate deferred income tax liabilities and assets into non-current and current amounts. ASU No. 2015-17 is effective for the Company for its annual reporting period beginning July 1, 2017 and early adoption is permitted. In the third quarter of fiscal 2016, management elected to early adopt and all deferred income tax assets and liabilities are reported as non-current. At March 31, 2016, the current portion of our deferred income tax liability was $7,034. Prior periods were not retrospectively adjusted.
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements. ASU No. 2016-02 will be effective for Jack Henry's annual reporting period beginning July 1, 2019 and early adoption is permitted. The Company is currently assessing the impact this new standard will have on our consolidated financial statements.
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting in March 2016. The new standard will simplify several aspects of the accounting for share-based payment transactions, including reporting of excess tax benefits and shortfalls, application of forfeiture rates, statutory minimum withholding considerations, and classification within the statement of cash flows. ASU No. 2016-09 is effective for the Company’s annual reporting period beginning July 1, 2017 and early adoption is permitted. The Company is currently evaluating the newly issued guidance, including the estimated impact it will have on our consolidated financial statements.  The Company has not yet determined when the changes will be adopted.

NOTE 4.    DEBT
The Company’s outstanding long and short term debt is as follows:

	March 31,	June 30,
	2016	2015
LONG TERM DEBT
Revolving credit facility	$100,000	$50,000
Capital leases	—	816
	100,000	50,816
Less current maturities	—	714
Debt, net of current maturities	$100,000	$50,102

SHORT TERM DEBT
Capital leases	$213	$1,881
Current maturities of long-term debt	—	714
Notes payable and current maturities of long term debt	$213	$2,595
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $213 at March 31, 2016.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at March 31, 2016, the outstanding revolving loan balance was $100,000.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At March 31, 2016, no amount was outstanding.
Interest
The Company paid interest of $748 and $415 during the nine months ended March 31, 2016 and 2015, respectively.
Property and Equipment
Property and equipment included $(1,379) and $5,444 of net change in assets acquired via accrued liabilities or capital lease at March 31, 2016 and 2015, respectively. These amounts were excluded from capital expenditures on the statement of cash flows.

NOTE 5.    INCOME TAXES
The effective tax rate was 32.1% of income before income taxes for the quarter ended March 31, 2016, compared to 33.8% for the same quarter in fiscal 2015. The decrease in effective tax rate was primarily due to the recognition of additional federal Research and Experimentation Credit ("R&E Credit") tax benefits in the current period compared to the prior year quarter.
The Company paid income taxes of $65,064 and $60,164 in the nine months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, the Company had $7,644 of gross unrecognized tax benefits, $6,147 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,249 and $1,388 related to uncertain tax positions at March 31, 2016 and 2015, respectively.
During the period ended March 31, 2016, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal year ended June 30, 2014. The examination is expected to be completed in December 2016. At this time, it is anticipated that the examination will not result in a material change to the Company’s consolidated financial statements.
The U.S. federal and state income tax returns for fiscal 2012 and all subsequent years remain subject to examination as of March 31, 2016 under statute of limitations rules. We anticipate potential changes due to expiring statutes could reduce the unrecognized tax benefits balance by $1,500 - $3,000 within twelve months of March 31, 2016.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2016 and 2015 includes $3,101 and $2,759 of stock-based compensation costs, respectively. For the nine months ended March 31, 2016 and 2015, stock-based compensation costs totaled $8,213 and $7,342, respectively.
2005 NSOP and 1996 SOP
The Company previously issued options to employees under the 1996 Stock Option Plan (“1996 SOP”) and to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No stock options were issued by the Company during the nine months ended March 31, 2016.
A summary of option plan activity under these plans are as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2015	100	23.07
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding March 31, 2016	100	$23.07	$6,151
Vested March 31, 2016	100	$23.07	$6,151
Exercisable March 31, 2016	100	$23.07	$6,151
Compensation cost related to outstanding options has now been fully recognized. The weighted average remaining contractual term on options currently exercisable as of March 31, 2016 was 2.41 years.

Restricted Stock Plan
The Company issues both share awards and unit awards under the Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2016, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	72	34.28
Granted	22	66.13
Vested	(23)	42.55
Forfeited	(11)	22.51
Outstanding March 31, 2016	60	$44.92
At March 31, 2016, there was $1,233 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 0.92 years.
The following table summarizes non-vested unit awards as of March 31, 2016, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	499	48.13
Granted	130	75.99
Vested	(99)	44.09
Forfeited	(101)	45.89
Outstanding March 31, 2016	429	$58.06
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
At March 31, 2016, there was $12,330 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.34 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Income	$53,883	$50,712	$164,597	$150,679
Common share information:
Weighted average shares outstanding for basic earnings per share	78,805	80,880	79,608	81,502
Dilutive effect of stock options and restricted stock	362	214	283	271
Weighted average shares outstanding for diluted earnings per share	79,167	81,094	79,891	81,773
Basic earnings per share	$0.68	$0.63	$2.07	$1.85
Diluted earnings per share	$0.68	$0.63	$2.06	$1.84
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2016 and 2015. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options and restricted stock shares excluded for the three month period ended March 31, 2016. 112 shares were excluded for the three month period ended March 31, 2015. For the nine months ended March 31, 2016, there were no anti-dilutive stock options and restricted stock shares excluded, and there were 83 excluded for the nine months ended March 31, 2015.

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
The goodwill of $5,884 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition, none of which is expected to be deductible for income tax purposes, has been allocated in our Bank Systems and Services segment, as we have commenced our integration of this company within that reporting unit.
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

During fiscal year 2016, the Company incurred $55 in costs related to the acquisition of Bayside Business Solutions. These costs included fees for legal, valuation and other fees. These costs were expensed as incurred and were included within general and administrative expenses.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statement of operations for the nine months ended March 31, 2016 included revenue of $2,921 and after-tax net loss of $277.
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

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$292	$—	$292	$333	$236	$569
Support and service	236,337	83,312	319,649	228,666	68,230	296,896
Hardware	9,574	3,671	13,245	9,112	3,132	12,244
Total revenue	246,203	86,983	333,186	238,111	71,598	309,709
COST OF SALES
Cost of license	193	—	193	141	144	285
Cost of support and service	141,995	42,532	184,527	132,548	35,909	168,457
Cost of hardware	6,923	2,630	9,553	6,791	2,361	9,152
Total cost of sales	149,111	45,162	194,273	139,480	38,414	177,894
GROSS PROFIT	$97,092	$41,821	138,913	98,631	33,184	131,815

OPERATING EXPENSES			59,083			54,613

INTEREST INCOME (EXPENSE)			(432)			(636)

INCOME BEFORE INCOME TAXES			$79,398			$76,566

	Nine Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2015
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$2,102	$428	$2,530	$1,062	$501	$1,563
Support and service	696,691	250,924	947,615	678,989	203,028	882,017
Hardware	25,153	12,379	37,532	28,987	9,910	38,897
Total revenue	723,946	263,731	987,677	709,038	213,439	922,477
COST OF SALES
Cost of license	755	118	873	691	311	1,002
Cost of support and service	415,148	126,082	541,230	395,469	108,456	503,925
Cost of hardware	17,455	8,824	26,279	20,849	7,262	28,111
Total cost of sales	433,358	135,024	568,382	417,009	116,029	533,038
GROSS PROFIT	$290,588	$128,707	419,295	$292,029	$97,410	389,439

OPERATING EXPENSES			174,140			160,949

INTEREST INCOME (EXPENSE)			(725)			(1,155)

INCOME BEFORE INCOME TAXES			$244,430			$227,335

	March 31,	June 30,
	2016	2015
Property and equipment, net
Bank systems and services	$265,843	$263,231
Credit Union systems and services	32,180	33,101
Total	$298,023	$296,332
Intangible assets, net
Bank systems and services	$705,632	$664,231
Credit Union systems and services	231,335	233,918
Total	$936,967	$898,149
The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10: SUBSEQUENT EVENTS
Sale of business
On April 19, 2016, the Company announced that it has entered into a definitive agreement to sell its Alogent division ("Alogent") to Antelope Acquisition Co., an affiliate of Battery Ventures. Alogent, which is included in our banking segment, provides branch deposit automation and remote deposition solutions to large financial institutions. The closing of the transaction is expected to occur by May 31, 2016. The final purchase price is subject to change based upon certain conditions present at closing, therefore the final purchase price and net gain or loss has not yet been finalized. The following table presents the aggregate carrying values of the respective asset and liability classes related to the Alogent sale:

March 31, 2016
Carrying amounts of assets held for sale:
Receivables, net	4,770
Prepaid expenses and other	1,578
Deferred costs	3,795
Property and Equipment, Net	280
Non-current deferred costs	782
Computer software, net of amortization	9,741
Other non-current assets	4,489
Customer relationships, net of amortization	7,477
Other intangible assets, net of amortization	601
Goodwill	3,618
Total assets	$37,131

Carrying amounts of liabilities related to assets held for sale:
Accrued expenses	2,203
Deferred revenues	16,762
Non-current deferred revenues	1,899
Non-current deferred income tax liability	7,025
Debt, net of current maturities	68
Total liabilities	27,957

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2016.
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
RESULTS OF OPERATIONS
In the third quarter of fiscal 2016, revenues increased 8% or $23,477 compared to the same period in the prior year, with strong growth continuing in our support and service revenues, particularly in our bundled services and Outlink revenue streams. Cost of sales increased 9% and gross margin increased 5%. The Company continues to focus on cost management. Operating expenses increased 8% compared to the third quarter of fiscal 2015, mainly due to increased headcount and related salaries. The provision for income taxes decreased 1% compared to the prior quarter. The increased revenue and above changes resulted in a 6% increase in net income for the third quarter of fiscal 2016. There was a significant decrease of $4,188 in one-time deconversion fees during the third quarter compared to the prior year third quarter's total of $9,335. These are fees charged on agreements that are canceled prior to the end of their contracted term.
In the nine months ended March 31, 2016, revenues increased 7% or $65,200 compared to the same six months last year, with strong growth continuing in our support & service revenue, particularly bundled services and outsourcing services. Cost of sales increased 7% and operating expenses increased 8% for the nine month period ended March 31, 2016. Provision for income taxes increased 4% compared to the prior year-to-date period. The increased revenue and above changes resulted in a 9% increase in net income for the nine month period. Deconversion fees for the year-to-date period were relatively flat with last year, with an overall increase of $734.
We move into the fourth quarter of fiscal 2016 following strong performance in the third quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability and efficiency. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ending March 31, 2016 follows. All dollar amounts are in thousands and discussions compare the current three and nine months ending March 31, 2016 to the prior year three and nine months ending March 31, 2015.
REVENUE

License Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
License	$292	$569	(49)%	$2,530	$1,563	62%
Percentage of total revenue	<1%	<1%		<1%	<1%
Non-bundled license revenue for the third quarter of fiscal 2016 was lower than the same quarter of the prior year due mainly to a reduction of standalone license sales in both our Banking and Credit Union segments. Conversely, non-

bundled license revenue for the year-to-date period increased due to heightened standalone license sales in our Banking segment in fiscal 2016. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Support and service	$319,649	$296,896	8%	$947,615	$882,017	7%
Percentage of total revenue	96%	96%		96%	96%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$4,580	6%		$12,627	5%
Electronic Payment Services	2,139	2%		18,279	5%
Outsourcing Services	6,804	10%		19,496	10%
Implementation Services	(3,036)	(16)%		(8,037)	(14)%
Bundled Products & Services	12,266	94%		23,233	79%
Total Increase	$22,753			$65,598
There was growth in most support and service revenue components in the third quarter of fiscal 2016 compared to the same quarter last year, as well as in the year-to-date period ended March 31, 2016.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow and increased software usage revenue due to mobile deposit revenue increases.
Electronic payment services revenue continues to show growth over the prior year, although that growth is slowing due to some of our large customers being acquired and price compression in our card services offerings. The revenue increase in both the quarter and year-to-date periods is attributable to increased revenue across debit/credit card transaction processing services, online bill payment services and ACH processing. Deconversion fees for electronic payment services decreased $1,791 for the third quarter compared to the prior year same quarter, and without this reduction electronic payment services would have grown 3%. For the year-to-date period, deconversion revenue has increased $5,417 and excluding those fees, the year-over-year increase in electronic payment services would be 4%.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. The quarter-over-quarter and year-over-year increases in outsourcing revenue were both tapered by a significant decrease in deconversion fees included in this category. For the quarter, this decrease totaled $2,219, and year-to-date it totaled $4,556. Excluding the impact of deconversion fees, outsourcing revenue grew 14% in the third quarter compared to the prior year third quarter, and 13% in the year-to-date period.
Implementation services include implementation services for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due to a decrease in both banking and credit union standalone implementations compared to the prior year. Revenue from these standalone services has decreased as implementation services related to our bundled arrangements have increased.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased quarter-to-date due to terminations of pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in both our credit union and banking core and complementary arrangements. The year-to-date increase over fiscal 2015 is mainly due to increased revenues from our core and complementary credit union arrangements, which is also in part due to these terminations.

Hardware Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Hardware	$13,245	$12,244	8%	$37,532	$38,897	(4)%
Percentage of total revenue	4%	4%		4%	4%
Hardware revenue increased in the third quarter of fiscal 2016 compared to the same quarter a year ago due to an increase in complementary hardware products delivered. Year-to-date hardware sales were lower than fiscal 2015. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware sales to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Cost of License	$193	$285	(32)%	$873	$1,002	(13)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$99	$284	(65)%	$1,657	$561	195%
Gross Profit Margin	34%	50%		65%	36%
Cost of support and service	$184,527	$168,457	10%	$541,230	$503,925	7%
Percentage of total revenue	55%	54%		55%	55%
Support and Service Gross Profit	$135,122	$128,439	5%	$406,385	$378,092	7%
Gross Profit Margin	42%	43%		43%	43%
Cost of hardware	$9,553	$9,152	4%	$26,279	$28,111	(7)%
Percentage of total revenue	3%	3%		3%	3%
Hardware Gross Profit	$3,692	$3,092	19%	$11,253	$10,786	4%
Gross Profit Margin	28%	25%		30%	28%
TOTAL COST OF SALES	$194,273	$177,894	9%	$568,382	$533,038	7%
Percentage of total revenue	58%	57%		58%	58%
TOTAL GROSS PROFIT	$138,913	$131,815	5%	$419,295	$389,439	8%
Gross Profit Margin	42%	43%		42%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service declined slightly in the current quarter due mainly to decreased deconversion fee revenue in our banking segment. Year-to-date gross profit margin remains consistent with the prior year.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current period, margins were slightly higher due to increased sales of higher margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Selling and marketing	$22,732	$21,674	5%	$66,714	$65,512	2%
Percentage of total revenue	7%	7%		7%	7%

Selling and marketing expenses for the third quarter of fiscal 2016 increased over the prior year quarter due mainly to an 8% increase in commission expense, which is proportionate with our increased revenue. Selling and marketing expense remained a consistent percentage of total revenue in both periods.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Research and development	$19,854	$17,522	13%	$57,269	$51,995	10%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses have increased for both the quarter and year-to-date, primarily due to increased headcount and related personnel costs, however remained consistent with the prior year as a percentage of total revenue.

General and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
General and administrative	$16,497	$15,417	7%	$50,157	$43,442	15%
Percentage of total revenue	5%	5%		5%	5%
General and administrative expenses in the current quarter were higher than in the same quarter of fiscal 2015, but remained at a consistent percentage of total revenue. Increased headcount and related personnel costs contributed to the quarter-to-date and year-to-date increases. General and administrative expenses in the prior year-to-date period were also partially offset by the gain on the sale of the TeleWeb suite of Internet and mobile banking software products to Data Center, Inc, resulting in the increase year-over-year.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Interest Income	$54	$33	64%	$258	$118	119%
Interest Expense	$(486)	$(669)	(27)%	$(983)	$(1,273)	(23)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Provision For Income Taxes	$25,515	$25,854	(1)%	$79,833	$76,656	4%
Effective Rate	32.1%	33.8%		32.7%	33.7%
The decreases in effective tax rate in both the quarter and year-to-date periods were primarily due to the Research and Experimentation Credit ("R&E Credit"), which was retroactively and permanently extended in December 2015.
NET INCOME
Net income increased 6% to $53,883, or $0.68 per diluted share for the third quarter of fiscal 2016, compared to $50,712, or $0.63 per diluted share, in the same period of fiscal 2015. Year-to-date net income increased from $150,679, or $1.84 per diluted share, in fiscal 2015 to $164,597, or $2.06 per diluted share, in fiscal 2016 through the third quarter. This translates to an increase of 9% in net income year-to-date over the last fiscal year.

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

Bank Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Revenue	$246,203	$238,111	3%	$723,946	$709,038	2%
Gross profit	$97,092	$98,631	(2)%	$290,588	$292,029	—%
Gross profit margin	39%	41%		40%	41%
Revenue in the Bank segment increased 3% compared to the equivalent quarter last fiscal year, mainly due to increased support & services revenues. This increase in support & service revenue was driven by a 7% increase in outsourcing services along with increased recognition of bundled revenue being driven by terminations, and was partially offset by decreased stand-alone implementation revenue.
Year-to-date revenue increased 2% over the same nine month period in the prior fiscal year, due mainly to growth in the support and services category, driven by a 9% increase in outsourcing revenue. The increase was partially offset by a decrease stand-alone implementation and hardware revenues compared to the prior year-to-date period.
The decrease in deconversion fees, impact of the loss of two large customers in the first two fiscal quarters, and on-going price compression on renewals of long-term contracts in both the quarter and year-to-date periods led to a slight decrease in gross profit and gross profit margins compared to the same prior year periods.

Credit Union Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2016	2015		2016	2015
Revenue	$86,983	$71,598	21%	$263,731	$213,439	24%
Gross profit	$41,821	$33,184	26%	$128,707	$97,410	32%
Gross profit margin	48%	46%		49%	46%
Revenue in the Credit Union segment for the three months ended March 31, 2016 increased 21% due mainly to increases in support & service revenue. Support & service revenues grew 22%, mainly through increases in electronic payment services and bundled services recognition.
Revenue also grew 24% in the Credit Union segment for the nine months of fiscal 2016 compared to the same period in fiscal 2015. This was driven by a 24% increase in support and service revenue, which was achieved through increases in electronic payment services, in-house maintenance renewals, and bundled services revenue. The increase in bundled services was mainly due to an increase in terminations of pending products and services on certain contracts allowing for earlier recognition of revenue on our bundled arrangements.
Gross profit margins for the Credit Union segment increased mainly due to economies of scale realized from growing transaction volume in our payment processing services.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $54,001 at March 31, 2016 from $148,313 at June 30, 2015. The decrease from June 30, 2015 is primarily due to repurchases of treasury stock during the first half of fiscal 2016.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2016	2015
Net income	$164,597	$150,679
Non-cash expenses	127,641	86,845
Change in receivables	108,172	86,626
Change in deferred revenue	(149,885)	(120,941)
Change in other assets and liabilities	(43,492)	(20,722)
Net cash provided by operating activities	$207,033	$182,487

Cash provided by operating activities increased 13% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2016 totaled $133,597 and included capital expenditures on facilities and equipment of $43,300, mainly for the purchase of computer equipment and aircraft, $74,662 for the ongoing enhancements and development of existing and new product service offerings, $8,275, net of cash acquired, for the acquisition of Bayside Business Solutions, and $10,157 for the purchase and development of internal use software. This was partially offset by $2,797 proceeds from the sale of assets. Cash used in investing activities for the first nine months of fiscal 2015 totaled $94,332 and included capital expenditures of $35,867, $56,465 for the development of software and $10,266 for the purchase and development of internal use software, partially offset by $8,266 proceeds from the sale of assets, mainly related to the TeleWeb suite of Internet and mobile banking software products to Data Center Inc. (DCI).
Financing activities used cash of $167,748 for the first nine months of fiscal 2016. Cash used was $155,122 for the purchase of treasury shares, repayment of the revolving credit facility and capital leases of $52,484, and dividends paid to stockholders of $62,037. This was partially offset by borrowings of $100,000 against our revolving credit facility and $1,895 net cash inflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first nine months of fiscal 2015 of $105,732. Cash used was $112,803 for the purchase of treasury shares, dividends paid to stockholders of $56,183, and repayments of capital leases of $6,033. Cash used was offset by $70,000 of borrowings on our revolving credit facility.

Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $43,300 and $35,867 for the nine months ending March 31, 2016 and March 31, 2015, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2016 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2016, there were 23,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 6,028 additional shares. The total cost of treasury shares at March 31, 2016 is $855,594. During the first nine months of fiscal 2016, the Company repurchased 2,120 treasury shares for $155,122. At June 30, 2015, there were 21,843 shares in treasury stock and the Company had authority to repurchase up to 8,148 additional shares.
Capital leases
The Company has entered into various capital lease obligations for the use of certain computer equipment. The Company currently has short term capital lease obligations totaling $213 at March 31, 2016.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at March 31, 2016, the outstanding revolving loan balance was $100,000.
Other lines of credit
The Company has an unsecured bank credit line on which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At March 31, 2016, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of March 31, 2016, a 1% increase in our borrowing rate would increase our annual interest expense by $1,000.

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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ending March 31, 2016, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting. However, the Company is continuing its implementation of a number of remediation steps to address the material weakness discussed in Management's Annual Report on Internal Control over Financial Reporting. With respect to the control deficiencies discussed therein, the following steps have been initiated.

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

PART II. OTHER INFORMATION
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2016	—		—	6,028,499
February 1- February 29, 2016	737	79.98	—	6,028,499
March 1- March 31, 2016	—		—	6,028,499
Total	737	79.98	—	6,028,499
(1) No shares were purchased through a publicly announced repurchase plan. There were 737 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and June 30, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 6, 2016	/s/ John F. Prim
John F. Prim
Chief Executive Officer and Chairman

Date:	May 6, 2016	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer