Form 10-Q
period 2016-09-30
HENRY JACK & ASSOCIATES INC
filed 2016-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of November 3, 2016, the Registrant had 78,102,128 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,519	$70,310
Receivables, net	148,428	253,923
Income tax receivable	2,989	15,636
Prepaid expenses and other	61,656	56,588
Deferred costs	45,308	35,472
Total current assets	342,900	431,929
PROPERTY AND EQUIPMENT, net	293,237	298,564
OTHER ASSETS:
Non-current deferred costs	102,565	99,799
Computer software, net of amortization	227,596	222,115
Other non-current assets	75,104	70,461
Customer relationships, net of amortization	100,810	104,085
Other intangible assets, net of amortization	37,187	35,706
Goodwill	552,853	552,853
Total other assets	1,096,115	1,085,019
Total assets	$1,732,252	$1,815,512
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,092	$14,596
Accrued expenses	69,821	85,411
Accrued income taxes	6,547	—
Notes payable and current maturities of long term debt	—	200
Deferred revenues	295,911	343,525
Total current liabilities	379,371	443,732
LONG TERM LIABILITIES:
Non-current deferred revenues	173,957	177,529
Non-current deferred income tax liability	196,384	188,601
Other long-term liabilities	9,951	9,440
Total long term liabilities	380,292	375,570
Total liabilities	759,663	819,302
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,004,483 shares issued at September 30, 2016 102,903,971 shares issued at June 30, 2016;	1,030	1,029
Additional paid-in capital	437,453	440,123
Retained earnings	1,471,579	1,431,192
Less treasury stock at cost 24,908,692 shares at September 30, 2016; 24,208,517 shares at June 30, 2016	(937,473)	(876,134)
Total stockholders' equity	972,589	996,210
Total liabilities and equity	$1,732,252	$1,815,512
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2016	2015
REVENUE
License	$694	$1,604
Support and service	333,046	307,746
Hardware	11,288	12,268
Total revenue	345,028	321,618

COST OF SALES
Cost of license	252	181
Cost of support and service	185,892	174,714
Cost of hardware	8,619	8,768
Total cost of sales	194,763	183,663

GROSS PROFIT	150,265	137,955

OPERATING EXPENSES
Selling and marketing	22,127	21,751
Research and development	19,739	18,554
General and administrative	16,982	17,113
Total operating expenses	58,848	57,418

OPERATING INCOME	91,417	80,537

INTEREST INCOME (EXPENSE)
Interest income	108	113
Interest expense	(142)	(220)
Total interest income (expense)	(34)	(107)

INCOME BEFORE INCOME TAXES	91,383	80,430

PROVISION FOR INCOME TAXES	29,139	29,064

NET INCOME	$62,244	$51,366

Basic earnings per share	$0.79	$0.64
Basic weighted average shares outstanding	78,413	80,545

Diluted earnings per share	$0.79	$0.64
Diluted weighted average shares outstanding	78,844	80,735

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,244	$51,366
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,390	12,993
Amortization	21,746	18,211
Change in deferred income taxes	7,783	1,728
Expense for stock-based compensation	1,197	1,970
(Gain)/loss on disposal of assets and businesses	194	86
Changes in operating assets and liabilities:
Change in receivables	105,495	97,926
Change in prepaid expenses, deferred costs and other	(22,313)	(20,167)
Change in accounts payable	(7,504)	(1,817)
Change in accrued expenses	(16,362)	(11,453)
Change in income taxes	19,687	15,669
Change in deferred revenues	(51,186)	(39,702)
Net cash from operating activities	133,371	126,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(8,275)
Capital expenditures	(8,113)	(12,908)
Proceeds from the sale of assets	777	38
Internal use software	(4,328)	(4,402)
Computer software developed	(20,237)	(23,015)
Net cash from investing activities	(31,901)	(48,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(200)	(51,590)
Purchase of treasury stock	(61,338)	(69,242)
Dividends paid	(21,857)	(20,200)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(5,337)	(2,440)
Proceeds from sale of common stock	1,470	1,395
Net cash from financing activities	(87,261)	(142,076)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$14,209	$(63,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,310	$148,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,519	$84,485

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2016 and 2015 equals the Company’s net income.
Property and Equipment and Intangible Assets
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2016 totaled $338,506 and at June 30, 2016 totaled $328,159.
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $457,496 and $435,871 at September 30, 2016 and June 30, 2016, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2016, there were 24,909 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,082 additional shares. The total cost of treasury shares at September 30, 2016 is $937,473. During the first three months of fiscal 2017, the Company repurchased 700 treasury shares for $61,338. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Dividends declared per share were $0.28 and $0.25, for the three months ended September 30, 2016 and 2015, respectively.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended June 30, 2016. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2016.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of September 30, 2016, the results of its operations for the three months ending September 30, 2016 and 2015, and its cash flows for the three months ending September 30, 2016 and 2015. The condensed consolidated balance sheet at June 30, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and have defended the lawsuit vigorously.  A part of that defense has been the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. In 2015, the PTAB issued decisions holding that all relevant claims of the plaintiff's patents are unpatentable and invalid.  DataTreasury's appeal of the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit was unsuccessful pursuant to decisions rendered on October 13, 2016. DataTreasury has the right to appeal these decisions.  At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2016
Financial Assets:
Money market funds	$50,870	$—	$—	$50,870
Certificate of Deposit	$—	$1,000	$—	$1,000
June 30, 2016
Financial Assets:
Money market funds	$35,782	$—	$—	$35,782
Certificate of Deposit	$—	$1,000	$—	$1,000

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

Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. ASU No. 2016-10 and ASU No. 2016-12 issued in April and May 2016 also address specific aspects of the new standard. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements. We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to ASC Topic 985.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU No. 2015-03 is effective for the Company in its fiscal year ended June 30, 2017. In August 2015, the FASB issued ASU No. 2015-15, which clarified that for line-of-credit arrangements, debt issuance costs may continue to be presented as an asset. The Company currently does not have any debt that would fall into the scope of ASU 2015-03, and all of our debt issuance costs relate to our revolving credit facility. Therefore, this currently has no impact on our financial statements.
ASU No. 2015-17 was issued by the FASB in November 2015 as part of the Simplification Initiative. This ASU eliminates the requirement to separate deferred income tax liabilities and assets into non-current and current amounts. ASU No. 2015-17 is effective for the Company for its annual reporting period beginning July 1, 2017. In the third quarter of fiscal 2016, management elected to early adopt and all deferred income tax assets and liabilities are reported as non-current.
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
The FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in March 2016. The new standard is intended to simplify several aspects of the accounting and presentation of share-based payment transactions, including reporting of excess tax benefits and shortfalls, statutory minimum withholding considerations, and classification within the statement of cash flows. The standard allows a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate them. ASU No. 2016-09 is effective for the Company’s annual reporting period beginning July 1, 2017. Management elected to early adopt this standard as of July 1, 2016 and has elected to continue our current practice of estimating forfeitures. The adoption of this standard had the following impacts on our condensed consolidated financial statements.

•
Condensed consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $2,271 for the quarter ended September 30, 2016 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate 2.48%, and caused an increase in basic and diluted earnings per share of $0.03 for the quarter ended September 30, 2016. In addition, in calculating potential common shares used to determine diluted earnings per share, generally accepted accounting principles require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Condensed consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash provided by operations and net cash used in financing of $114 for the three months ended September 30, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. Early adoption is permitted. We don't expect any significant impact to our financial statements as a result of this standard.

NOTE 4.    DEBT
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at September 30, 2016. At June 30, 2016, capital lease obligations totaled $200.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at September 30, 2016, there was no outstanding revolving loan balance.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At September 30, 2016, no amount was outstanding.
Interest
The Company paid interest of $96 and $250 during the three months ended September 30, 2016 and 2015, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 31.9% of income before income taxes for the quarter ended September 30, 2016, compared to 36.1% for the same quarter in fiscal 2016. The decrease in the effective tax rate was primarily due to the adoption of ASU 2016-09 during the quarter (see Note 3), as well as the recognition of a tax benefit from the federal Research and Experimentation Credit ("R&E Credit"), which was not available during the first quarter of fiscal 2016.
The Company paid income taxes, net of refunds, of $1,446 and $11,666 in the three months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, the Company had $7,789 of gross unrecognized tax benefits, $6,283 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,304 and $1,233 related to uncertain tax positions at September 30, 2016 and 2015, respectively.
During the period ended June 30, 2016, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2014 and 2015. The examination is ongoing. At this time, it is anticipated that the examination will not result in a material change to the Company’s financial statements.
The U.S. federal and state income tax returns for fiscal 2013 and all subsequent years remain subject to examination as of September 30, 2016 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $1,500 - $3,000 within twelve months of September 30, 2016.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2016 and 2015 included $1,197 and $1,970 of stock-based compensation costs, respectively.

2015 Equity Incentive Plan and 2005 Non-Qualified Stock Option Plan
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000. For stock options, terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted. The option period must expire not more than ten years from the option grant date. The options granted under this plan are exercisable beginning three years after the grant date at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant.
The Company previously issued options to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No additional stock options may be issued under this plan.
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2016	50	22.14
Granted	32	87.27
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2016	82	$47.41	$3,170
Vested and Expected to Vest September 30, 2016	82	$47.41	$3,170
Exercisable September 30, 2016	50	$22.14	$3,170
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk free interest rate used in our estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50
Volatility	19.60%
Risk free interest rate	1.24%
Dividend yield	1.28%
At September 30, 2016, there was $458 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of September 30, 2016 was 2.75 years.
2015 Equity Incentive Plan and 2005 Restricted Stock Plan
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2016, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2016	58	44.95
Granted	17	87.27
Vested	(34)	35.25
Forfeited	(1)	65.52
Outstanding September 30, 2016	40	$70.85

At September 30, 2016, there was $1,975 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.55 years.
The following table summarizes non-vested unit awards as of September 30, 2016, as well as activity for the three months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2016	429	58.06
Granted	94	75.28
Vested	(126)	48.19
Forfeited	(24)	48.19
Outstanding September 30, 2016	373	$66.35	$31,914
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 85 unit awards granted in fiscal 2017 are as follows:

Volatility	16.00%
Risk free interest rate	0.93%
Dividend yield	1.30%
Stock Beta	0.684
The remaining 9 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At September 30, 2016, there was $14,901 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.71 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2016	2015
Net Income	$62,244	$51,366
Common share information:
Weighted average shares outstanding for basic earnings per share	78,413	80,545
Dilutive effect of stock options and restricted stock	431	190
Weighted average shares outstanding for diluted earnings per share	78,844	80,735
Basic earnings per share	$0.79	$0.64
Diluted earnings per share	$0.79	$0.64
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2016 and 2015. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 32 anti-dilutive stock options and restricted stock shares excluded for the three month period ended September 30, 2016. 26 shares were excluded for the three month period ended September 30, 2015.

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
The goodwill of $6,099 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition, none of which is expected to be deductible for income tax purposes, has been allocated in our Bank Systems and Services segment.
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
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statements of income for the three months ended September 30, 2016 included revenue of $1,470 and after-tax net income of $248. For the three months ended September 30, 2015, Bayside Business Solutions' contributed $742 to revenue, with an after-tax net loss of $354.
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

	Three Months Ended
	September 30, 2016
	Bank	Credit Union	Total
REVENUE
License	$455	$239	$694
Support and service	250,322	82,724	333,046
Hardware	7,045	4,243	11,288
Total revenue	257,822	87,206	345,028
COST OF SALES
Cost of license	193	59	252
Cost of support and service	142,812	43,080	185,892
Cost of hardware	5,327	3,292	8,619
Total cost of sales	148,332	46,431	194,763
GROSS PROFIT	$109,490	$40,775	150,265

OPERATING EXPENSES			58,848

INTEREST INCOME (EXPENSE)			(34)

INCOME BEFORE INCOME TAXES			$91,383

	Three Months Ended
	September 30, 2015
	Bank	Credit Union	Total
REVENUE
License	$1,247	$357	$1,604
Support and service	227,622	80,124	307,746
Hardware	7,844	4,425	12,268
Total revenue	236,713	84,906	321,618
COST OF SALES
Cost of license	113	68	181
Cost of support and service	135,366	39,348	174,714
Cost of hardware	5,553	3,215	8,768
Total cost of sales	141,032	42,631	183,663
GROSS PROFIT	$95,681	$42,275	137,955

OPERATING EXPENSES			57,418

INTEREST INCOME (EXPENSE)			(107)

INCOME BEFORE INCOME TAXES			$80,430

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10: SUBSEQUENT EVENTS
None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2016.
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
A significant portion of our revenue is derived from recurring outsourcing fees and electronic payment transaction processing fees that predominantly have contract terms of five years or greater at inception. Support and service fees also include in-house maintenance fees which primarily contain annual contract terms, implementation services revenue, and bundled services revenue, which is a combination of license, implementation, and maintenance revenue from our revenue arrangements. Less predictable software license fees and hardware sales complement our primary revenue sources. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2017, revenues increased 7% or $23,410 compared to the same quarter in the prior year, with strong growth continuing in our support and service revenues, particularly in our OutLink, bundled services, and electronic payment revenue streams. Cost of sales increased 6% and gross margin increased 9%. The Company continues to focus on cost management. Fiscal 2016 included $6,425 in revenue from the Company's Alogent product line, which was sold in the fourth quarter of fiscal 2016. Excluding Alogent revenue and cost from fiscal 2016, total revenues increased 9% and gross margin increased 11%.
Operating expenses increased 2% compared to the first quarter of fiscal 2016, mainly due to increased salaries and benefits. The provision for income taxes increased 0.3% compared to the prior quarter. The increased revenue and above changes resulted in a 21% increase in net income for the first quarter of fiscal 2017. Revenue from one-time deconversion fees totaled $13,052 for the first quarter, an increase of $5,976 compared to the prior year first quarter. These are fees charged on agreements that are canceled prior to the end of their contracted term. Excluding deconversion fees, revenues increased 6%, gross margin increased 5%, and net income 14% in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.
We move into the second quarter of fiscal 2017 following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ending September 30, 2016 follows. All dollar amounts are in thousands and discussions compare the current three months ending September 30, 2016 to the prior year three months ending September 30, 2015.
REVENUE

License Revenue	Three Months Ended September 30,		% Change
	2016	2015
License	$694	$1,604	(57)%
Percentage of total revenue	<1%	<1%

Non-bundled license revenue for the first quarter of fiscal 2017 was lower than the same quarter of the prior year due mainly to a reduction of standalone license sales in both our Banking and Credit Union segments. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended September 30,		% Change
	2016	2015
Support and service	$333,046	$307,746	8%
Percentage of total revenue	97%	96%

	Year over Year
	$ Change	% Change
In-House Support & Other Services	$516	1%
Electronic Payment Services	9,289	7%
Outsourcing Services	13,102	19%
Implementation Services	(1,472)	(9)%
Bundled Products & Services	3,865	43%
Total Increase	$25,300
There was growth in most support and service revenue components in the first quarter of fiscal 2017 compared to the same quarter last year.
In-house support and other services revenue increased due mainly to increased consulting revenue from our Client Services Consulting group for consulting with clients regarding our Synergy and Episys products. The group's operational assessments help banks and credit unions maximize their operating efficiency and productivity, identify new revenue and market opportunities, and reduce costs.
Electronic payment services revenue continues to show growth. The revenue increase in the quarter is attributable to increased revenue across debit/credit card transaction processing services, ACH processing, and deconversion fees. Deconversion fees for electronic payment services increased $2,566 for the first quarter compared to the prior year same quarter, and without these fees electronic payment services would have grown 6%.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. The quarter-over-quarter increase in outsourcing revenue was mainly due to increased data processing and hosting fees. Deconversion fees also increased $3,405 for the quarter ended September 30, 2016 compared to the same quarter in the prior year. Excluding the impact of deconversion fees, outsourcing revenue grew 14% in the first quarter compared to the prior year first quarter.
Implementation services include revenue from implementations for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due to a decrease in both banking and credit union standalone services compared to the prior year. Revenue from these standalone services has decreased as implementation services related to our bundled arrangements have increased.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased quarter-to-date due to terminations of pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in both our credit union and banking core and complementary arrangements, as well as increased revenue being released due to completion of final installations and services on our banking multiple element arrangements.

Hardware Revenue	Three Months Ended September 30,		% Change
	2016	2015
Hardware	$11,288	$12,268	(8)%
Percentage of total revenue	3%	4%

Hardware revenue decreased in the first quarter of fiscal 2017 compared to the same quarter a year ago due to a decrease in revenue from power systems and servers compared to the prior year first quarter. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware revenue to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer hardware prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended September 30,		% Change
	2016	2015
Cost of License	$252	$181	39%
Percentage of total revenue	<1%	<1%
License Gross Profit	$442	$1,423	(69)%
Gross Profit Margin	64%	89%
Cost of support and service	$185,892	$174,714	6%
Percentage of total revenue	54%	54%
Support and Service Gross Profit	$147,154	$133,032	11%
Gross Profit Margin	44%	43%
Cost of hardware	$8,619	$8,768	(2)%
Percentage of total revenue	2%	3%
Hardware Gross Profit	$2,669	$3,500	(24)%
Gross Profit Margin	24%	29%
TOTAL COST OF SALES	$194,763	$183,663	6%
Percentage of total revenue	56%	57%
TOTAL GROSS PROFIT	$150,265	$137,955	9%
Gross Profit Margin	44%	43%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service increased slightly in the current quarter due mainly to increased deconversion fee revenue in our banking segment.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current period, margins were slightly lower due to increased sales of lower margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended September 30,		% Change
	2016	2015
Selling and marketing	$22,127	$21,751	2%
Percentage of total revenue	6%	7%
Selling and marketing expenses for the first quarter of fiscal 2017 increased over the prior year quarter due mainly to increased commission expense, which is due to our increased revenue. Selling and marketing expense declined as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2016	2015
Research and development	$19,739	$18,554	6%
Percentage of total revenue	6%	6%
Research and development expenses increased for the quarter, primarily due to increased salary and personnel costs, however remained consistent with the prior year as a percentage of total revenue.

General and Administrative	Three Months Ended September 30,		% Change
	2016	2015
General and administrative	$16,982	$17,113	(1)%
Percentage of total revenue	5%	5%
General and administrative expenses in the current quarter were slightly lower than in the same quarter of fiscal 2016, but remained at a consistent percentage of total revenue.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2016	2015
Interest Income	$108	$113	(4)%
Interest Expense	$(142)	$(220)	(35)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2016	2015
Provision For Income Taxes	$29,139	$29,064	—%
Effective Rate	31.9%	36.1%
The decrease in the effective tax rate was primarily due to the adoption of ASU 2016-09 during the quarter (see Note 3), as well as the recognition of a tax benefit from the federal Research and Experimentation Credit ("R&E Credit"), which was not available during the first quarter of fiscal 2016.
NET INCOME
Net income increased 21% to $62,244, or $0.79 per diluted share for the first quarter of fiscal 2017, compared to $51,366, or $0.64 per diluted share, in the same period of fiscal 2016. Deconversion revenue was a factor in the increase, and by excluding it from both periods net income would have increased 14%.

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

Bank Systems and Services
	Three Months Ended September 30,		% Change
	2016	2015
Revenue	$257,822	$236,713	9%
Gross profit	$109,490	$95,681	14%
Gross profit margin	42%	40%

Revenue in the Bank segment increased 9% compared to the equivalent quarter last fiscal year, despite revenue headwinds of $6,425 due to the sale of Alogent in the fourth quarter of fiscal 2016. Excluding Alogent revenue from the prior year, banking segment revenue increased 12%. The increase in the current quarter was due to a 10% increase in support & services revenues, partly offset by decreased stand-alone license and hardware sales. The increase in support & service revenue was driven by increased outsourcing services, transaction processing services, and increased recognition of bundled revenue, and was partially offset by decreased in-house maintenance due to the conversion of more customers to OutLink and decreased stand-alone implementation revenue.
An increase in deconversion fees led to an increase in gross profit and gross profit margins compared to the same prior year period.

Credit Union Systems and Services
	Three Months Ended September 30,		% Change
	2016	2015
Revenue	$87,206	$84,906	3%
Gross profit	$40,775	$42,275	(4)%
Gross profit margin	47%	50%
Revenue in the Credit Union segment for the three months ended September 30, 2016 increased 3% due mainly to increases in support & service revenue. Support & service revenues grew 3%, mainly through increases in in-house support and other services. The increase in this category is mainly due to annual maintenance renewal fee increases as our customers' assets grow.
Gross profit margins for the Credit Union segment decreased mainly due to increased amortization from software development work being completed to create enhancements to existing products and create new product offerings for our customers. Increased salaries and benefits also contributed to the decrease.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $84,519 at September 30, 2016 from $70,310 at June 30, 2016. The increase from June 30, 2016 is primarily due to lower repayments on credit facilities during the current quarter since we currently have no borrowings, which allowed us to retain more of our cash flows from operations.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2016	2015
Net income	$62,244	$51,366
Non-cash expenses	43,310	34,988
Change in receivables	105,495	97,926
Change in deferred revenue	(51,186)	(39,702)
Change in other assets and liabilities	(26,492)	(17,768)
Net cash provided by operating activities	$133,371	$126,810
Cash provided by operating activities increased 5% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2017 totaled $31,901 and included $20,237 for the ongoing enhancements and development of existing and new product service offerings, capital expenditures on facilities and equipment of $8,113, mainly for the purchase of computer equipment, and $4,328 for the purchase and development of internal use software. This was partially offset by $777 of proceeds from asset sales. Cash used in investing activities for the first three months of fiscal 2016 totaled $48,562 and included $23,015 for the development of software, capital expenditures of $12,908, $4,402 for the purchase and development of internal use software, and $8,275 for the acquisition of Bayside, partially offset by $38 of proceeds from the sale of assets.
Financing activities used cash of $87,261 for the first three months of fiscal 2017. Cash used was $61,338 for the purchase of treasury shares, dividends paid to stockholders of $21,857, repayment of capital leases of $200, and $3,866 net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first three months of fiscal 2016 of $142,076. Cash used was $69,242 for the purchase of treasury shares, repayments on our revolving credit facility and capital leases of $51,590, dividends paid to stockholders of $20,200, and $1,044 net cash outflow from the issuance of stock and tax related to stock-based compensation.
At September 30, 2016, the Company had negative working capital of $36,471, however, the largest component of current liabilities was deferred revenue of $295,911, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $300,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $8,113 and $12,908 for the three months ending September 30, 2016 and September 30, 2015, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2017 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2016, there were 24,909 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,082 additional shares. The total cost of treasury shares at September 30, 2016 is $937,473. During the first three months of fiscal 2017, the Company repurchased 700 treasury shares for $61,338. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at September 30, 2016.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at September 30, 2016, the outstanding revolving loan balance was $0.
Other lines of credit
The Company has an unsecured bank credit line on which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At September 30, 2016, no amount was outstanding.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and at times are exposed to interest risk on outstanding debt. We do not currently use any derivative financial instruments. We actively monitor these risks through a variety of controlled procedures involving senior management.
Based on the controls in place and the credit worthiness of the customer base, we believe the credit risk associated with the extension of credit to our customers will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We have no outstanding debt with variable interest rates as of September 30, 2016, and therefore are not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending September 30, 2016, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information with regard to our legal proceedings may be found at "Litigation" in Note 1 to the Financial Statements in Part 1, Item1, which is incorporated herein by reference.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1- July 31, 2016	—	$—	—	5,782,099
August 1- August 31, 2016	602,067	87.75	601,533	5,180,566
September 1- September 30, 2016	109,866	87.21	98,642	5,081,924
Total	711,933	87.66	700,175	5,081,924
(1) 700,175 shares were purchased through a publicly announced repurchase plan. There were 11,758 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and June 30, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 8, 2016	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	November 8, 2016	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer