Form 10-Q
period 2016-12-31
HENRY JACK & ASSOCIATES INC
filed 2017-02-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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

As of February 6, 2017, the Registrant had 77,629,679 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,188	$70,310
Receivables, net	146,256	253,923
Income tax receivable	9,649	15,636
Prepaid expenses and other	60,845	56,588
Deferred costs	42,799	35,472
Total current assets	323,737	431,929
PROPERTY AND EQUIPMENT, net	289,273	298,564
OTHER ASSETS:
Non-current deferred costs	104,154	99,799
Computer software, net of amortization	234,091	222,115
Other non-current assets	76,773	70,461
Customer relationships, net of amortization	97,536	104,085
Other intangible assets, net of amortization	39,678	35,706
Goodwill	552,853	552,853
Total other assets	1,105,085	1,085,019
Total assets	$1,718,095	$1,815,512
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,863	$14,596
Accrued expenses	67,555	85,411
Notes payable and current maturities of long term debt	—	200
Deferred revenues	245,170	343,525
Total current liabilities	328,588	443,732
LONG TERM LIABILITIES:
Non-current deferred revenues	162,271	177,529
Non-current deferred income tax liability	197,346	188,601
Debt, net of current maturities	50,000	—
Other long-term liabilities	8,478	9,440
Total long term liabilities	418,095	375,570
Total liabilities	746,683	819,302
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,034,095 shares issued at December 31, 2016 102,903,971 shares issued at June 30, 2016;	1,030	1,029
Additional paid-in capital	441,733	440,123
Retained earnings	1,508,668	1,431,192
Less treasury stock at cost 25,410,212 shares at December 31, 2016; 24,208,517 shares at June 30, 2016	(980,019)	(876,134)
Total stockholders' equity	971,412	996,210
Total liabilities and equity	$1,718,095	$1,815,512
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
REVENUE
License	$849	$634	$1,543	$2,237
Support and service	337,515	320,219	670,561	627,966
Hardware	10,189	12,019	21,477	24,287
Total revenue	348,553	332,872	693,581	654,490

COST OF SALES
Cost of license	59	498	311	680
Cost of support and service	191,269	181,989	377,161	356,703
Cost of hardware	6,818	7,958	15,436	16,726
Total cost of sales	198,146	190,445	392,908	374,109

GROSS PROFIT	150,407	142,427	300,673	280,381

OPERATING EXPENSES
Selling and marketing	21,903	22,231	44,030	43,982
Research and development	20,873	18,862	40,611	37,416
General and administrative	19,025	16,547	36,008	33,659
Total operating expenses	61,801	57,640	120,649	115,057

OPERATING INCOME	88,606	84,787	180,024	165,324

INTEREST INCOME (EXPENSE)
Interest income	60	91	167	204
Interest expense	(184)	(276)	(326)	(496)
Total interest income (expense)	(124)	(185)	(159)	(292)

INCOME BEFORE INCOME TAXES	88,482	84,602	179,865	165,032

PROVISION FOR INCOME TAXES	29,668	25,254	58,807	54,318

NET INCOME	$58,814	$59,348	$121,058	$110,714

Basic earnings per share	$0.76	$0.75	$1.55	$1.38
Basic weighted average shares outstanding	77,814	79,473	78,114	80,009

Diluted earnings per share	$0.75	$0.74	$1.54	$1.38
Diluted weighted average shares outstanding	78,180	79,770	78,512	80,252

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$121,058	$110,714
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	24,892	25,973
Amortization	44,568	37,012
Change in deferred income taxes	8,745	6,267
Expense for stock-based compensation	4,230	5,112
(Gain)/loss on disposal of assets and businesses	671	(290)
Changes in operating assets and liabilities:
Change in receivables	107,667	98,487
Change in prepaid expenses, deferred costs and other	(22,241)	(27,913)
Change in accounts payable	1,221	(4,280)
Change in accrued expenses	(18,339)	(6,687)
Change in income taxes	5,007	(4,204)
Change in deferred revenues	(113,612)	(92,911)
Net cash from operating activities	163,867	147,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(8,275)
Capital expenditures	(17,405)	(31,506)
Proceeds from the sale of assets	830	2,747
Internal use software	(11,455)	(8,183)
Computer software developed	(41,673)	(47,903)
Net cash from investing activities	(69,703)	(93,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	50,000	100,000
Repayments on credit facilities	(200)	(52,374)
Purchase of treasury stock	(103,885)	(155,122)
Dividends paid	(43,582)	(39,972)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(5,394)	(2,501)
Proceeds from sale of common stock	2,774	2,621
Net cash from financing activities	(100,286)	(147,347)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,122)	$(93,187)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,310	$148,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,188	$55,126

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
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2016 and 2015 equals the Company’s net income.
Property and Equipment and Intangible Assets
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2016 totaled $350,717 and at June 30, 2016 totaled $328,159.
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $480,315 and $435,871 at December 31, 2016 and June 30, 2016, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2016, there were 25,410 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,580 additional shares. The total cost of treasury shares at December 31, 2016 is $980,019. During the first six months of fiscal 2017, the Company repurchased 1,202 treasury shares for $103,885. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Dividends declared per share were $0.28 and $0.25, for the three months ended December 31, 2016 and 2015, respectively. Dividends declared per share for the six months ended December 31, 2016 and 2015 were $0.56 and $0.50, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of December 31, 2016, the results of its operations for the three and six months ending December 31, 2016 and 2015, and its cash flows for the six months ending December 31, 2016 and 2015. The condensed consolidated balance sheet at June 30, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire year.
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the US District Court for the Eastern District of Texas.  The complaint seeks damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  We believe we have strong defenses and have defended the lawsuit vigorously.  A part of that defense has been the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. In 2015, the PTAB issued decisions holding that all relevant claims of the plaintiff's patents are unpatentable and invalid.  DataTreasury's appeal of the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit was unsuccessful pursuant to decisions rendered on October 13, 2016. On January 11, 2017 DataTreasury petitioned the Supreme Court to review the Federal Court's affirmance.  At this stage, we cannot make a reasonable estimate of possible loss or range of loss, if any, arising from this lawsuit.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2016
Financial Assets:
Money market funds	$32,610	$—	$—	$32,610
Certificate of Deposit	$—	$2,000	$—	$2,000
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000
June 30, 2016
Financial Assets:
Money market funds	$35,782	$—	$—	$35,782
Certificate of Deposit	$—	$1,000	$—	$1,000

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. The new standard will supersede much of the existing authoritative literature for revenue recognition. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. ASU No. 2016-10 and ASU No. 2016-12, and ASU No. 2016-20 also address specific aspects of the new standard. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied, and continuing to assess all potential impacts of the standard. We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to Accounting Standards Codification (ASC) Topic 985.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU No. 2015-03 is effective for the Company in its fiscal year ending June 30, 2017. In August 2015, the FASB issued ASU No. 2015-15, which clarified that for line-of-credit arrangements, debt issuance costs may continue to be presented as an asset. The Company currently does not have any debt that would fall into the scope of ASU 2015-03, and all of our debt issuance costs relate to our revolving credit facility. Therefore, this currently has no impact on our financial statements.
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

•
Condensed consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. For the quarter, we recognized $73 of net tax benefits as reductions of income tax expense, which reduced our effective income tax rate for the second quarter by 0.1%. There was no impact to earnings per share for the quarter. Net tax benefits related to share-based compensation awards of $2,344 for the six months ended December 31, 2016 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate for the year-to-date period by 1.3%, and caused an increase in basic and diluted earnings per share of $0.03 for the six months ended December 31, 2016. In addition, in calculating potential common shares used to determine diluted earnings per share, generally accepted accounting principles require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Condensed consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash provided by operations and net cash used in financing of $301 for the six months ended December 31, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. Early adoption is permitted. We don't expect any significant impact to our financial statements as a result of this standard.

NOTE 4.    DEBT

Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at December 31, 2016. At June 30, 2016, capital lease obligations totaled $200.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at December 31, 2016, there was a $50,000 outstanding revolving loan balance, which was borrowed on December 12, 2016. There was no outstanding balance at June 30, 2016.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At December 31, 2016, no amount was outstanding. There also was no balance outstanding at June 30, 2016.
Interest
The Company paid interest of $188 and $333 during the six months ended December 31, 2016 and 2015, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 33.5% of income before income taxes for the quarter ended December 31, 2016, compared to 29.9% for the same quarter in fiscal 2016. The increase in the effective tax rate was primarily due to the recognition of a tax benefit included in the second quarter of fiscal 2016 from the retroactive extension of the federal Research and Experimentation Credit ("R&E Credit").
The Company paid income taxes, net of refunds, of $44,539 and $52,254 in the six months ended December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $6,334 of gross unrecognized tax benefits, $4,781 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,284 and $1,415 related to uncertain tax positions at December 31, 2016 and 2015, respectively.
During the period ended June 30, 2016, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2014 and 2015. The examination was completed during the quarter ending December 31, 2016. The closing of the examination did not result in a material change to the Company’s financial statements.
The U.S. federal and state income tax returns for fiscal 2013 and all subsequent years remain subject to examination as of December 31, 2016 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $1,000 - $2,000 within twelve months of December 31, 2016.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2016 and 2015 included $3,032 and $3,142 of stock-based compensation costs, respectively. For the six months ended December 31, 2016 and 2015, stock-based compensation totaled $4,230 and $5,112, respectively.

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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2016	50	22.14
Granted	32	87.27
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2016	82	$47.41	$3,379
Vested and Expected to Vest December 31, 2016	82	$47.41	$3,379
Exercisable December 31, 2016	50	$22.14	$3,332
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
At December 31, 2016, there was $416 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of December 31, 2016 was 2.50 years.
2015 Equity Incentive Plan and 2005 Restricted Stock Plan
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2016, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2016	58	44.95
Granted	17	87.27
Vested	(36)	35.42
Forfeited	(1)	65.52
Outstanding December 31, 2016	38	$72.81

At December 31, 2016, there was $1,667 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.37 years.
The following table summarizes non-vested unit awards as of December 31, 2016, as well as activity for the six months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2016	429	58.06
Granted	118	76.40
Vested	(134)	49.79
Forfeited	(37)	54.14
Outstanding December 31, 2016	376	$67.14	$33,334
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
The remaining 33 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At December 31, 2016, there was $14,232 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.51 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net Income	$58,814	$59,348	$121,058	$110,714
Common share information:
Weighted average shares outstanding for basic earnings per share	77,814	79,473	78,114	80,009
Dilutive effect of stock options and restricted stock	366	297	398	243
Weighted average shares outstanding for diluted earnings per share	78,180	79,770	78,512	80,252
Basic earnings per share	$0.76	$0.75	$1.55	$1.38
Diluted earnings per share	$0.75	$0.74	$1.54	$1.38
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2016 and 2015. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 32 anti-dilutive stock options and restricted stock shares excluded for the three month period ended December 31, 2016 and no shares excluded for the three month period ended December 31, 2015. For the six months ended December 31, 2016, there were 32 anti-dilutive shares excluded, and for the six months ended December 31, 2015, no shares were excluded.

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
The Company's consolidated statements of income for the second quarter of fiscal 2017 included revenue of $1,464 and after-tax net income of $202 resulting from Bayside Business Solutions' operations. For the second quarter of fiscal 2016, Bayside contributed revenue of $989 and after-tax net income of $44.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statements of income for the six months ended December 31, 2016 included revenue of $2,934 and after-tax net income of $450. For the six months ended December 31, 2015, Bayside Business Solutions' contributed $1,730 to revenue, with an after-tax net loss of $310.
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

	Three Months Ended			Three Months Ended
	December 31, 2016			December 31, 2015
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$745	$104	$849	$563	$71	$634
Support and service	253,568	83,947	337,515	232,731	87,488	320,219
Hardware	6,246	3,943	10,189	7,735	4,284	12,019
Total revenue	260,559	87,994	348,553	241,029	91,843	332,872
COST OF SALES
Cost of license	49	10	59	448	50	498
Cost of support and service	150,088	41,181	191,269	137,787	44,202	181,989
Cost of hardware	3,965	2,853	6,818	4,979	2,979	7,958
Total cost of sales	154,102	44,044	198,146	143,214	47,231	190,445
GROSS PROFIT	$106,457	$43,950	150,407	97,815	44,612	142,427

OPERATING EXPENSES			61,801			57,640

INTEREST INCOME (EXPENSE)			(124)			(185)

INCOME BEFORE INCOME TAXES			$88,482			$84,602

	Six Months Ended			Six Months Ended
	December 31, 2016			December 31, 2015
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$1,200	$343	$1,543	$1,809	$428	$2,237
Support and service	503,889	166,672	670,561	460,354	167,612	627,966
Hardware	13,292	8,185	21,477	15,579	8,708	24,287
Total revenue	518,381	175,200	693,581	477,742	176,748	654,490
COST OF SALES
Cost of license	242	69	311	562	118	680
Cost of support and service	292,899	84,262	377,161	273,153	83,550	356,703
Cost of hardware	9,291	6,145	15,436	10,532	6,194	16,726
Total cost of sales	302,432	90,476	392,908	284,247	89,862	374,109
GROSS PROFIT	$215,949	$84,724	300,673	$193,495	$86,886	280,381

OPERATING EXPENSES			120,649			115,057

INTEREST INCOME (EXPENSE)			(159)			(292)

INCOME BEFORE INCOME TAXES			$179,865			$165,032

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10: SUBSEQUENT EVENTS
None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2016.
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations.  Its solutions are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community to multi-billion dollar institutions with information and transaction processing solutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery.
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
RESULTS OF OPERATIONS
In the second quarter of fiscal 2017, revenues increased 5% or $15,681 compared to the same quarter in the prior year, with strong growth continuing in our support and service revenues, particularly in our OutLink and bundled services revenue streams. Cost of sales increased 4% and gross margin increased 6%. The Company continues to focus on cost management. The second quarter of fiscal 2016 included $8,251 in revenue from the Company's Alogent product line, which was sold in the fourth quarter of fiscal 2016. Excluding Alogent revenue and cost from the prior year quarter, revenue for the second quarter increased 7% and gross margin increased 9%.
Operating expenses increased 7% compared to the second quarter of fiscal 2016, mainly due to increased salaries and benefits. The provision for income taxes increased 17% compared to the prior quarter, primarily due to the recognition of a tax benefit in the prior year second quarter from the retroactive extension of the federal Research and Experimentation Credit.
The increased revenue and above changes resulted in a 5% increase in income before income taxes, however the higher effective tax rate led to a 1% decrease in net income for the second quarter of fiscal 2017 compared to the second quarter in fiscal 2016.
In the six months ended December 31, 2016, revenues increased 6% or $39,091 compared to the same six months last year, with all of the growth occurring in our support & service revenue, particularly our Outlink, bundled services, and electronic payment services revenue. Cost of sales increased 5%, gross margin increased 7%, and operating expenses increased 5% for the six month period ended December 31, 2016. Provision for income taxes increased 8% compared to the prior year-to-date period. The increased revenue and above changes resulted in a 9% increase in net income for the six month period.
We move into the third quarter of fiscal 2017 following strong performance in the second quarter. Significant portions of our business continue to come from recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ending December 31, 2016 follows. All dollar amounts are in thousands and discussions compare the current three and six months ending December 31, 2016 to the prior year three and six months ending December 31, 2015.

REVENUE

License Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
License	$849	$634	34%	$1,543	$2,237	(31)%
Percentage of total revenue	<1%	<1%		<1%	<1%
Non-bundled license revenue for the second quarter was higher than for the same quarter of fiscal 2016 due mainly to increased sales of Synergy standalone licenses. The year-to-date period of fiscal 2017 was lower than the same period of the prior year due mainly to a reduction of standalone license sales in both our Banking and Credit Union segments. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Support and service	$337,515	$320,219	5%	$670,561	$627,966	7%
Percentage of total revenue	97%	96%		97%	96%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$413	—%		$929	1%
Electronic Payment Services	1,005	1%		10,295	4%
Outsourcing Services	12,523	17%		25,624	18%
Implementation Services	(2,124)	(13)%		(3,596)	(11)%
Bundled Products & Services	5,479	30%		9,343	34%
Total Increase	$17,296			$42,595
There was growth in most support and service revenue components in the second quarter of fiscal 2017 compared to the same quarter last year, as well as in the year-to-date period ended December 31, 2016.
In-house support and other services revenue increased in both the quarter and year-to-date period due mainly to increased revenue from work orders and from customers consulting with our Client Services Consulting group. The group's operational assessments help banks and credit unions maximize their operating efficiency and productivity, identify new revenue and market opportunities, and reduce costs.
Electronic payment services revenue continues to show growth. The revenue increase in both the quarter and year-to-date period is attributable to increased revenue across debit/credit card transaction processing services and ACH processing. A portion of the increase in the quarter was offset by lower deconversion fees compared to the second quarter of fiscal 2016. These are fees charged when agreements are canceled prior to the end of their contracted term. Deconversion fees for electronic payment services decreased $5,333 for the second quarter compared to the prior year second quarter, and without the impact of these fees electronic payment services revenue grew 5%. For the year-to-date period, deconversion fees within electronic payment services are down $2,767, and excluding the impact of these fees, revenue grew 5%.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. The increases in outsourcing revenue in both the quarter and year-to-date period were mainly due to increased data processing fees. Deconversion fees also increased $3,218 for the quarter ended December 31, 2016 compared to the same quarter in the prior year, and $6,623 for the year-to-date period. Excluding the impact of deconversion fees, outsourcing revenue grew 13% in the second quarter compared to the prior year second quarter and 14% in the year-to-date period.
Implementation services include revenue from implementations for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue was lower in both the current quarter and year-to-date periods due to revenue from Alogent included in the prior year.

Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased quarter-to-date and year-to-date due to terminations of pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in our banking core and complementary arrangements, as well as increased revenue being released due to completion of final installations and services on our banking multiple element arrangements. Bundled revenue for our credit union arrangements was down for both the quarter and year-to-date compared to the same periods of fiscal 2016.

Hardware Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Hardware	$10,189	$12,019	(15)%	$21,477	$24,287	(12)%
Percentage of total revenue	3%	4%		3%	4%
Hardware revenue decreased in the second quarter and year-to-date period of fiscal 2017 compared to the same quarter and year-to-date period a year ago due to decreases in revenue from power systems, servers, scanners, and other hardware compared to the prior year. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware revenue to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer hardware prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Cost of License	$59	$498	(88)%	$311	$680	(54)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$790	$136	481%	$1,232	$1,557	(21)%
Gross Profit Margin	93%	21%		80%	70%
Cost of support and service	$191,269	$181,989	5%	$377,161	$356,703	6%
Percentage of total revenue	55%	55%		54%	55%
Support and Service Gross Profit	$146,246	$138,230	6%	$293,400	$271,263	8%
Gross Profit Margin	43%	43%		44%	43%
Cost of hardware	$6,818	$7,958	(14)%	$15,436	$16,726	(8)%
Percentage of total revenue	2%	2%		2%	3%
Hardware Gross Profit	$3,371	$4,061	(17)%	$6,041	$7,561	(20)%
Gross Profit Margin	33%	34%		28%	31%
TOTAL COST OF SALES	$198,146	$190,445	4%	$392,908	$374,109	5%
Percentage of total revenue	57%	57%		57%	57%
TOTAL GROSS PROFIT	$150,407	$142,427	6%	$300,673	$280,381	7%
Gross Profit Margin	43%	43%		43%	43%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.
Cost of support and service increased 5% in the current quarter, in line with the revenue increase and gross profit margin was a consistent 43% of revenue in both the current and prior year second quarter. For the year-to-date period, cost of support and service increased just 6% while revenue increased 7%, contributing to an increase in gross profit of 8%.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter and year-to-date period, margins were lower due to increased sales of lower margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Selling and marketing	$21,903	$22,231	(1)%	$44,030	$43,982	—%
Percentage of total revenue	6%	7%		6%	7%
Selling and marketing expenses for the second quarter of fiscal 2017 decreased over the prior year quarter due mainly to decreased commission expense for license and hardware. Selling and marketing expense declined as a percentage of total revenue in both the quarter and the six months ending December 31, 2016 compared to same periods of the prior year.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Research and development	$20,873	$18,862	11%	$40,611	$37,416	9%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased for the quarter and year-to-date, primarily due to increased salary and personnel costs from increased headcount and annual pay increases, however remained consistent with the prior year as a percentage of total revenue.

General and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
General and administrative	$19,025	$16,547	15%	$36,008	$33,659	7%
Percentage of total revenue	5%	5%		5%	5%
General and administrative expenses in the current quarter and fiscal year-to-date were higher than in the same periods of fiscal 2016, due mainly to increased headcount, salaries, and related costs, but remained at a consistent percentage of total revenue.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Interest Income	$60	$91	(34)%	$167	$204	(18)%
Interest Expense	$(184)	$(276)	(33)%	$(326)	$(496)	(34)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods. Lower borrowings in the current year resulted in lower interest expense for both the quarter and year-to-date periods compared to the prior year periods.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Provision For Income Taxes	$29,668	$25,254	17%	$58,807	$54,318	8%
Effective Rate	33.5%	29.9%		32.7%	32.9%
The increase in the effective tax rate for the quarter was primarily due to recognition of a tax benefit included in the second quarter of fiscal 2016 from the retroactive extension of the federal Research and Experimentation Credit ("R&E Credit"). The year-to-date tax rate is consistent with the prior year.
NET INCOME
Net income decreased 1% to $58,814, or $0.75 per diluted share for the second quarter of fiscal 2017, compared to $59,348, or $0.74 per diluted share, in the same period of fiscal 2016. The decrease was due to the higher effective tax rate in the current quarter. Net Income for the year-to-date period increased to $121,058, or $1.54 per diluted share in fiscal 2017 from $110,714, or $1.38 per diluted share in the prior year-to-date period.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations. The Company’s operations are classified into two reportable segments: bank systems and services (“Bank”) and credit union systems and services (“Credit Union”). The Company evaluates the performance of its segments and allocates resources to them based on various factors, including prospects for growth, return on investment, and return on revenue.

Bank Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Revenue	$260,559	$241,029	8%	$518,381	$477,742	9%
Gross profit	$106,457	$97,815	9%	$215,949	$193,495	12%
Gross profit margin	41%	41%		42%	41%
Revenue in the Bank segment increased 8% compared to the equivalent quarter last fiscal year, despite revenue headwinds of $8,251 due to the sale of Alogent in the fourth quarter of fiscal 2016. Excluding Alogent revenue from the prior year quarter, banking segment revenue increased 12%. The increase in the current quarter was due to a 9% increase in support & services revenues, partly offset by decreased hardware sales. The increase in support & service revenue was driven by increased outsourcing services, transaction processing services, and increased recognition of bundled revenue, and was partially offset by decreased in-house maintenance due to the conversion of more customers to OutLink and decreased stand-alone implementation revenue.
For the six months ending December 31, 2016, revenue for the Bank segment increased 9% over the same period last year, driven also by a 9% increase in support and service revenue. Excluding the impact of Alogent revenue from the first six months of the prior year, banking segment revenue increased 12%. Areas generating the highest revenue growth were outsourcing, transaction processing, and bundled revenue. In-house maintenance and stand-alone implementation decreased compared to the six months ending December 31, 2015.
Gross profit margin for the second quarter was consistent with the prior year quarter, and year-to-date gross profit margin showed a slight increase.

Credit Union Systems and Services
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2016	2015		2016	2015
Revenue	$87,994	$91,843	(4)%	$175,200	$176,748	(1)%
Gross profit	$43,950	$44,612	(1)%	$84,724	$86,886	(2)%
Gross profit margin	50%	49%		48%	49%
Revenue in the Credit Union segment for the three months ended December 31, 2016 decreased 4% due mainly to decreases in support & service revenue. Support & service revenues were 4% lower than in the same quarter of fiscal 2016 due mainly to decreased deconversion fees in electronic payment services and decreased revenue from Europay, Mastercard and Visa (EMV) card manufacturing. These decreases were partially offset by increased in-house support and services from annual maintenance renewal fee increases.
Year-to-date revenue for the Credit Union segment decreased 1% over the same period last year due again to the decreased deconversion fees in electronic payment services, and partially offset by increased annual maintenance fees.
Gross profit margin for the Credit Union segment increased slightly for the quarter, but year-to-date are slightly lower than the six months ending December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $64,188 at December 31, 2016 from $70,310 at June 30, 2016. The decrease from June 30, 2016 is primarily due to the purchase of treasury shares.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2016	2015
Net income	$121,058	$110,714
Non-cash expenses	83,106	74,074
Change in receivables	107,667	98,487
Change in deferred revenue	(113,612)	(92,911)
Change in other assets and liabilities	(34,352)	(43,084)
Net cash provided by operating activities	$163,867	$147,280
Cash provided by operating activities increased 11% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2017 totaled $69,703 and included $41,673 for the ongoing enhancements and development of existing and new product service offerings, capital expenditures on facilities and equipment of $17,405, mainly for the purchase of computer equipment, and $11,455 for the purchase and development of internal use software. This was partially offset by $830 of proceeds from asset sales. Cash used in investing activities for the first six months of fiscal 2016 totaled $93,120 and included $47,903 for the development of software, capital expenditures of $31,506, $8,183 for the purchase and development of internal use software, and $8,275 for the acquisition of Bayside, partially offset by $2,747 of proceeds from the sale of assets.
Financing activities used cash of $100,286 for the first six months of fiscal 2017. Cash used was $103,885 for the purchase of treasury shares, dividends paid to stockholders of $43,582, repayment of capital leases of $200, and $2,619 net cash outflow from the issuance of stock and tax related to stock-based compensation. This was partly offset by borrowing of $50,000 on our revolving credit facility. Financing activities used cash in the first six months of fiscal 2016 of $147,347. Cash used was $155,122 for the purchase of treasury shares, repayments on our revolving credit facility and capital leases of $52,374, and dividends paid to stockholders of $39,972. This was partially offset by borrowings of $100,000 and $121 net cash inflow from the issuance of stock and tax related to stock-based compensation.
At December 31, 2016, the Company had negative working capital of $4,851, however, the largest component of current liabilities was deferred revenue of $245,170, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $250,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $17,405 and $31,506 for the six months ending December 31, 2016 and December 31, 2015, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2017 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2016, there were 25,410 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,580 additional shares. The total cost of treasury shares at December 31, 2016 is $980,019. During the first six months of fiscal 2017, the Company repurchased 1,202 treasury shares for $103,885. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.

Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at December 31, 2016.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2016, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at December 31, 2016, the outstanding revolving loan balance was $50,000.
Other lines of credit
The Company has an unsecured bank credit line on which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2017. At December 31, 2016, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of December 31, 2016, a 1% increase in our borrowing rate would increase our annual interest expense by $500.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending December 31, 2016, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information with regard to our legal proceedings may be found at "Litigation" in Note 1 to the Financial Statements in Part 1, Item1, which is incorporated herein by reference.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1- October 31, 2016	—	$—	—	5,081,924
November 1- November 30, 2016	501,622	84.84	501,520	4,580,404
December 1- December 31, 2016	538	89.58	—	4,580,404
Total	502,160	84.84	501,520	4,580,404
(1) 501,520 shares were purchased through a publicly announced repurchase plan. There were 640 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

10.61
Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective November 10, 2016, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 16, 2016.

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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2016 and June 30, 2016, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 9, 2017	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	February 9, 2017	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer