Form 10-Q
period 2017-03-31
HENRY JACK & ASSOCIATES INC
filed 2017-05-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and "emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)

		Smaller reporting company	[ ]

		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2017, the Registrant had 77,651,594 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,916	$70,310
Receivables, net	139,503	253,923
Income tax receivable	8,593	15,636
Prepaid expenses and other	65,228	56,588
Deferred costs	42,914	35,472
Total current assets	299,154	431,929
PROPERTY AND EQUIPMENT, net	285,018	298,564
OTHER ASSETS:
Non-current deferred costs	99,074	99,799
Computer software, net of amortization	240,632	222,115
Other non-current assets	76,983	70,461
Customer relationships, net of amortization	94,262	104,085
Other intangible assets, net of amortization	39,007	35,706
Goodwill	552,853	552,853
Total other assets	1,102,811	1,085,019
Total assets	$1,686,983	$1,815,512
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,255	$14,596
Accrued expenses	69,807	85,411
Notes payable and current maturities of long term debt	—	200
Deferred revenues	194,814	343,525
Total current liabilities	269,876	443,732
LONG TERM LIABILITIES:
Non-current deferred revenues	143,930	177,529
Non-current deferred income tax liability	203,431	188,601
Debt, net of current maturities	50,000	—
Other long-term liabilities	7,634	9,440
Total long term liabilities	404,995	375,570
Total liabilities	674,871	819,302
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,054,274 shares issued at March 31, 2017; 102,903,971 shares issued at June 30, 2016	1,031	1,029
Additional paid-in capital	446,447	440,123
Retained earnings	1,544,653	1,431,192
Less treasury stock at cost 25,410,212 shares at March 31, 2017; 24,208,517 shares at June 30, 2016	(980,019)	(876,134)
Total stockholders' equity	1,012,112	996,210
Total liabilities and equity	$1,686,983	$1,815,512
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
REVENUE
License	$516	$292	$2,059	$2,530
Support and service	342,769	319,649	1,013,331	947,615
Hardware	10,482	13,245	31,959	37,532
Total revenue	353,767	333,186	1,047,349	987,677

COST OF SALES
Cost of license	280	193	591	873
Cost of support and service	198,844	184,527	576,006	541,230
Cost of hardware	7,603	9,553	23,039	26,279
Total cost of sales	206,727	194,273	599,636	568,382

GROSS PROFIT	147,040	138,913	447,713	419,295

OPERATING EXPENSES
Selling and marketing	23,571	22,732	67,601	66,714
Research and development	20,801	19,854	61,413	57,269
General and administrative	13,937	16,497	49,944	50,157
Total operating expenses	58,309	59,083	178,958	174,140

OPERATING INCOME	88,731	79,830	268,755	245,155

INTEREST INCOME (EXPENSE)
Interest income	42	54	209	258
Interest expense	(278)	(486)	(604)	(983)
Total interest income (expense)	(236)	(432)	(395)	(725)

INCOME BEFORE INCOME TAXES	88,495	79,398	268,360	244,430

PROVISION FOR INCOME TAXES	28,451	25,515	87,258	79,833

NET INCOME	$60,044	$53,883	$181,102	$164,597

Basic earnings per share	$0.77	$0.68	$2.32	$2.07
Basic weighted average shares outstanding	77,597	78,805	77,941	79,608

Diluted earnings per share	$0.77	$0.68	$2.31	$2.06
Diluted weighted average shares outstanding	77,932	79,167	78,319	79,891

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$181,102	$164,597
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	37,554	38,106
Amortization	66,882	57,013
Change in deferred income taxes	14,830	24,695
Expense for stock-based compensation	7,362	8,213
(Gain)/loss on disposal of assets and businesses	1,442	(48)
Changes in operating assets and liabilities:
Change in receivables	114,420	108,172
Change in prepaid expenses, deferred costs and other	(22,153)	(22,578)
Change in accounts payable	(9,388)	(2,873)
Change in accrued expenses	(16,103)	(8,114)
Change in income taxes	5,228	(9,927)
Change in deferred revenues	(182,309)	(149,885)
Net cash from operating activities	198,867	207,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(8,275)
Capital expenditures	(28,150)	(43,300)
Proceeds from the sale of businesses	2,286	—
Proceeds from the sale of assets	949	2,797
Internal use software	(14,780)	(10,157)
Computer software developed	(63,804)	(74,662)
Net cash from investing activities	(103,499)	(133,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	80,000	100,000
Repayments on credit facilities	(30,200)	(52,484)
Purchase of treasury stock	(103,885)	(155,122)
Dividends paid	(67,641)	(62,037)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(5,443)	(2,561)
Proceeds from sale of common stock	4,406	4,117
Net cash from financing activities	(122,762)	(168,086)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(27,394)	$(94,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,310	$148,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,916	$54,001

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2017 and 2016 equals the Company’s net income.
Property and Equipment and Intangible Assets
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2017 totaled $341,775 and at June 30, 2016 totaled $328,159.
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $496,861 and $435,871 at March 31, 2017 and June 30, 2016, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2017, there were 25,410 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,580 additional shares. The total cost of treasury shares at March 31, 2017 is $980,019. During the first nine months of fiscal 2017, the Company repurchased 1,202 treasury shares for $103,885. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Dividends declared per share were $0.31 and $0.28, for the three months ended March 31, 2017 and 2016, respectively. Dividends declared per share for the nine months ended March 31, 2017 and 2016 were $0.87 and $0.78, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of March 31, 2017, the results of its operations for the three and nine months ending March 31, 2017 and 2016, and its cash flows for the nine months ending March 31, 2017 and 2016. The condensed consolidated balance sheet at June 30, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.
Litigation
We are subject to various routine legal proceedings and claims, including the following:
In 2013 a patent infringement lawsuit entitled DataTreasury Corporation v. Jack Henry & Associates, Inc. et. al. was filed against the Company, several subsidiaries and a number of customer financial institutions in the U.S. District Court for the Eastern District of Texas.  The complaint sought damages, interest, injunctive relief, and attorneys' fees for the alleged infringement of two patents, as well as trebling of damage awards for alleged willful infringement.  A part of our defense was the filing of challenges to the validity of plaintiff's patents in post-grant proceedings at the Patent Trial and Appeal Board ("PTAB") of the U.S. Patent and Trademark Office. In 2015, the PTAB issued decisions holding that all relevant claims of the plaintiff's patents are unpatentable and invalid.  DataTreasury's appeal of the PTAB decisions to the U.S. Court of Appeals for the Federal Circuit was unsuccessful pursuant to decisions rendered on October 13, 2016. On March 20, 2017 the U.S. Supreme Court denied DataTreasury’s petition for review.  On March 30, 2017 the US District Court for the Eastern District of Texas dismissed with prejudice all claims of DataTreasury against Jack Henry & Associates, Inc.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2017
Financial Assets:
Money market funds	$12,980	$—	$—	$12,980
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000
June 30, 2016
Financial Assets:
Money market funds	$35,782	$—	$—	$35,782
Certificate of Deposit	$—	$1,000	$—	$1,000

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for US generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 also address specific aspects of the new standard. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied, and continuing to assess all potential impacts of the standard. We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to Accounting Standards Codification (ASC) Topic 985.
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

•
Condensed consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. For the quarter, we recognized $26 of net tax benefits as reductions of income tax expense, which reduced our effective income tax rate for the third quarter by 0.03%. There was no impact to earnings per share for the quarter. Net tax benefits related to share-based compensation awards of $2,371 for the nine months ended March 31, 2017 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate for the year-to-date period by 0.88%, and caused an increase in basic and diluted earnings per share of $0.03 for the nine months ended March 31, 2017. In addition, in calculating potential common shares used to determine diluted earnings per share, generally accepted accounting principles require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Condensed consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash provided by operations and net cash used in financing of $338 for the nine months ended March 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. Early adoption is permitted. We do not expect any significant impact to our financial statements as a result of this standard.

NOTE 4.    DEBT
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at March 31, 2017. At June 30, 2016, capital lease obligations totaled $200.

Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At March 31, 2017, there was a $50,000 outstanding revolving loan balance. There was no outstanding balance at June 30, 2016.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At March 31, 2017, no amount was outstanding. There also was no balance outstanding at June 30, 2016.
Interest
The Company paid interest of $418 and $748 during the nine months ended March 31, 2017 and 2016, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 32.1% of income before income taxes for the quarter ended March 31, 2017, compared to 32.1% for the same quarter in fiscal 2016.
The Company paid income taxes, net of refunds, of $66,683 and $65,064 in the nine months ended March 31, 2017 and 2016, respectively.
At March 31, 2017, the Company had $5,492 of gross unrecognized tax benefits, $3,958 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,083 and $1,249 related to uncertain tax positions at March 31, 2017 and 2016, respectively.
During the period ended June 30, 2016, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for the fiscal years ended June 30, 2014 and 2015. The examination was completed during the quarter ending December 31, 2016. The closing of the examination did not result in a material change to the Company’s financial statements.
The U.S. federal and state income tax returns for fiscal year 2014 and all subsequent years remain subject to examination as of March 31, 2017 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of March 31, 2017.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2017 and 2016 included $3,132 and $3,101 of stock-based compensation costs, respectively. For the nine months ended March 31, 2017 and 2016, stock-based compensation totaled $7,362 and $8,213, respectively.
Stock Options
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000. For stock options, terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted. The option period must expire not more than ten years from the option grant date. The options granted under this plan are exercisable beginning three years after the grant date at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or ten years after grant.
The Company previously issued options to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No additional stock options may be issued under this plan.

A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2016	50	22.14
Granted	32	87.27
Forfeited	—	—
Exercised	—	—
Outstanding March 31, 2017	82	$47.41	$3,733
Vested and Expected to Vest March 31, 2017	82	$47.41	$3,733
Exercisable March 31, 2017	50	$22.14	$3,548
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All 32 options granted during the year were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk free interest rate used in our estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50
Volatility	19.60%
Risk free interest rate	1.24%
Dividend yield	1.28%
At March 31, 2017, there was $375 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of March 31, 2017 was 2.25 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2017, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2016	58	44.95
Granted	17	87.27
Vested	(37)	36.31
Forfeited	(1)	65.52
Outstanding March 31, 2017	37	$73.37
At March 31, 2017, there was $1,379 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 1.18 years.

The following table summarizes non-vested unit awards as of March 31, 2017, as well as activity for the nine months then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2016	429	58.06
Granted	129	77.54
Vested	(136)	50.12
Forfeited	(37)	54.14
Outstanding March 31, 2017	385	$67.74	$35,478
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
The remaining 44 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At March 31, 2017, there was $12,548 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.29 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Income	$60,044	$53,883	$181,102	$164,597
Common share information:
Weighted average shares outstanding for basic earnings per share	77,597	78,805	77,941	79,608
Dilutive effect of stock options and restricted stock	335	362	378	283
Weighted average shares outstanding for diluted earnings per share	77,932	79,167	78,319	79,891
Basic earnings per share	$0.77	$0.68	$2.32	$2.07
Diluted earnings per share	$0.77	$0.68	$2.31	$2.06
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2017 and 2016. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 89 anti-dilutive stock options and restricted stock shares excluded for the three month period ended March 31, 2017 and no shares excluded for the three month period ended March 31, 2016. For the nine months ended March 31, 2017, there were 74 anti-dilutive shares excluded, and for the nine months ended March 31, 2016, no shares were excluded.

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
The Company's consolidated statements of income for the third quarter of fiscal 2017 included revenue of $1,545 and after-tax net income of $270 resulting from Bayside Business Solutions' operations. For the third quarter of fiscal 2016, Bayside contributed revenue of $1,191 and after-tax net income of $33.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statements of income for the nine months ended March 31, 2017 included revenue of $4,721 and after-tax net income of $872. For the nine months ended March 31, 2016, Bayside Business Solutions' contributed $2,921 to revenue, with an after-tax net loss of $277.
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

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$402	$114	$516	$292	$—	$292
Support and service	252,812	89,957	342,769	236,337	83,312	319,649
Hardware	6,778	3,704	10,482	9,574	3,671	13,245
Total revenue	259,992	93,775	353,767	246,203	86,983	333,186
COST OF SALES
Cost of license	245	35	280	193	—	193
Cost of support and service	152,583	46,261	198,844	141,995	42,532	184,527
Cost of hardware	4,904	2,699	7,603	6,923	2,630	9,553
Total cost of sales	157,732	48,995	206,727	149,111	45,162	194,273
GROSS PROFIT	$102,260	$44,780	147,040	97,092	41,821	138,913

OPERATING EXPENSES			58,309			59,083

INTEREST INCOME (EXPENSE)			(236)			(432)

INCOME BEFORE INCOME TAXES			$88,495			$79,398

	Nine Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2016
	Bank	Credit Union	Total	Bank	Credit Union	Total
REVENUE
License	$1,602	$457	$2,059	$2,102	$428	$2,530
Support and service	756,701	256,630	1,013,331	696,691	250,924	947,615
Hardware	20,069	11,890	31,959	25,153	12,379	37,532
Total revenue	778,372	268,977	1,047,349	723,946	263,731	987,677
COST OF SALES
Cost of license	488	103	591	755	118	873
Cost of support and service	445,482	130,524	576,006	415,148	126,082	541,230
Cost of hardware	14,195	8,844	23,039	17,455	8,824	26,279
Total cost of sales	460,165	139,471	599,636	433,358	135,024	568,382
GROSS PROFIT	$318,207	$129,506	447,713	$290,588	$128,707	419,295

OPERATING EXPENSES			178,958			174,140

INTEREST INCOME (EXPENSE)			(395)			(725)

INCOME BEFORE INCOME TAXES			$268,360			$244,430

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 10: SUBSEQUENT EVENTS
Purchase Commitments
On May 4, 2017, the Company announced that it has entered into a strategic services agreement with First Data and PSCU to further expand the credit and debit card platform offered to financial institutions by its Card Processing Solutions group.  This agreement is for 12 years and includes total purchase commitments over that term in excess of $550,000.
Dividends
On May 5, 2017, the Company's Board of Directors declared a cash dividend of $0.31 per share on its common stock, payable on June 9, 2017 to shareholders of record on May 24, 2017.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2017.
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
RESULTS OF OPERATIONS
In the third quarter of fiscal 2017, revenues increased 6% or $20,581 compared to the same quarter in the prior year, with strong growth continuing in our support and service revenues, particularly in our outsourcing, electronic payments, and bundled services revenue streams. Cost of sales and gross margin each also increased 6%. The Company continues to focus on cost management. An increase in deconversion fees (fees charged when customer agreements are terminated prior to the end of their contracted term) of $6,740 in the third quarter of fiscal 2017 compared to the same quarter in fiscal 2016 contributed to the increased revenue. However, the third quarter of fiscal 2016 included $7,657 in revenue from the Company's Alogent product line, which was sold in the fourth quarter of fiscal 2016. Excluding deconversion fees from both periods and Alogent revenue and cost from the prior year quarter, revenue increased 7% and gross margin increased 4%.
Operating expenses decreased 1% compared to the third quarter of fiscal 2016, due to a gain on the sale of a business. Provision for income taxes increased 12% compared to the prior year quarter, mainly due to income before income taxes increasing 11%.
The increased revenue and above changes resulted in an 11% increase in net income for the third quarter of fiscal 2017 compared to the third quarter in fiscal 2016. Excluding deconversion fees from both periods and Alogent revenue and cost from the prior year, net income increased 4%.
In the nine months ended March 31, 2017, revenues increased 6% or $59,672 compared to the same nine months last year, with all of the growth occurring in our support & service revenue streams, particularly our outsourcing, bundled services, and electronic payment services revenue. Cost of sales increased 5%, gross margin increased 7%, and operating expenses increased 3% for the nine month period ended March 31, 2017. Provision for income taxes increased 9% compared to the prior year-to-date period. The increased revenues and above changes resulted in a 10% increase in net income for the nine month period. Deconversion fees for fiscal 2017 year-to-date increased $10,792 over fiscal 2016's first nine months, but the fiscal 2016 year-to-date period included Alogent revenue of $22,334. Excluding deconversion fees from both periods and Alogent revenue and costs from fiscal 2016, revenue and gross margin each increased 8%, and net income increased 7% for the first nine months of fiscal 2017.
We move into the final quarter of fiscal 2017 following strong performance in the third quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.

A detailed discussion of the major components of the results of operations for the three and nine months ending March 31, 2017 follows. All dollar amounts are in thousands and discussions compare the current three and nine months ending March 31, 2017 to the prior year three and nine months ending March 31, 2016.
REVENUE

License Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
License	$516	$292	77%	$2,059	$2,530	(19)%
Percentage of total revenue	<1%	<1%		<1%	<1%
Non-bundled license revenue for the third quarter was higher than for the same quarter of fiscal 2016 due to increased sales of standalone licenses. The year-to-date period of fiscal 2017 was lower than the same period of the prior year due to a reduction of standalone license sales in our Banking segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Support and service	$342,769	$319,649	7%	$1,013,331	$947,615	7%
Percentage of total revenue	97%	96%		97%	96%

	Qtr over Qtr			Year over Year
	$ Change	% Change		$ Change	% Change
In-House Support & Other Services	$(764)	(1)%		$165	—%
Electronic Payment Services	11,581	10%		21,876	6%
Outsourcing Services	12,092	16%		37,716	17%
Implementation Services	(3,466)	(22)%		(7,062)	(14)%
Bundled Products & Services	3,677	15%		13,021	25%
Total Increase	$23,120			$65,716
There was growth in most support and service revenue components in the third quarter of fiscal 2017 compared to the same quarter last year, as well as in the year-to-date period ended March 31, 2017.
In-house support and other services revenue decreased in the third quarter compared to the same quarter last fiscal year due to revenue from Alogent included in the prior year. The decrease was partially offset by increased revenue from work orders and consulting. Year-to-date, revenue from in-house support and other services increased despite the headwinds created from the Alogent sale, due mainly to increased revenue from work orders and from customers consulting with our Client Services Consulting group. The group's operational assessments help banks and credit unions maximize their operating efficiency and productivity, identify new revenue and market opportunities, and reduce costs.
Electronic payment services revenue continues to show growth. The revenue increase in both the quarter and year-to-date period is mostly attributable to increased revenue across debit/credit card transaction processing services, ACH processing, and related fees. Deconversion fees for the third quarter increased $2,719 compared to the same quarter of fiscal 2016. Without the impact of these fees electronic payment services revenue grew 7% for the quarter. Deconversion fees within electronic payment services for the year-to-date period decreased $48 compared to the prior year.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. The increases in outsourcing revenue in both the quarter and year-to-date period were mainly due to increased data processing fees. Deconversion fees also increased $3,637 for the quarter ended March 31, 2017 compared to the same quarter in the prior year, and $10,260 for the year-to-date period. Excluding the impact of deconversion fees, outsourcing revenue grew 11% in the third quarter compared to the prior year third quarter and 13% in the year-to-date period.

Implementation services include revenue from implementations for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue was lower in both the current quarter and year-to-date periods due to revenue from Alogent included in the prior year.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased quarter-to-date due to terminations of pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in our credit union core and complementary arrangements, as well as increased revenue being released due to completion of final installations and services on our banking and credit union multiple element arrangements. The increase year-to-date is due to terminations of pending products and services on both our banking and credit union core and complementary arrangements, as well as completion of final installations on our banking arrangements.

Hardware Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Hardware	$10,482	$13,245	(21)%	$31,959	$37,532	(15)%
Percentage of total revenue	3%	4%		3%	4%
Hardware revenue decreased in the third quarter and year-to-date period of fiscal 2017 compared to the same quarter and year-to-date period a year ago due to decreases in revenue from power systems, scanners, and other hardware compared to the prior year. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware revenue to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer hardware prices.
COST OF SALES AND GROSS PROFIT

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Cost of License	$280	$193	45%	$591	$873	(32)%
Percentage of total revenue	<1%	<1%		<1%	<1%
License Gross Profit	$236	$99	138%	$1,468	$1,657	(11)%
Gross Profit Margin	46%	34%		71%	65%
Cost of support and service	$198,844	$184,527	8%	$576,006	$541,230	6%
Percentage of total revenue	56%	55%		55%	55%
Support and Service Gross Profit	$143,925	$135,122	7%	$437,325	$406,385	8%
Gross Profit Margin	42%	42%		43%	43%
Cost of hardware	$7,603	$9,553	(20)%	$23,039	$26,279	(12)%
Percentage of total revenue	2%	3%		2%	3%
Hardware Gross Profit	$2,879	$3,692	(22)%	$8,920	$11,253	(21)%
Gross Profit Margin	27%	28%		28%	30%
TOTAL COST OF SALES	$206,727	$194,273	6%	$599,636	$568,382	5%
Percentage of total revenue	58%	58%		57%	58%
TOTAL GROSS PROFIT	$147,040	$138,913	6%	$447,713	$419,295	7%
Gross Profit Margin	42%	42%		43%	42%
Cost of license consists of the direct costs of third party software that are a part of a non-bundled arrangement. Non-bundled license sales are sporadic in nature, and shifts in the sales mix between the products that make up the associated costs cause fluctuations in the margins from period to period.

Cost of support and service increased 8% in the current quarter, generally commensurate with increased revenue, and gross profit margin was a consistent 42% of revenue in both the current and prior year third quarter. For the year-to-date period, cost of support and service increased just 6% while revenue increased 7%, contributing to an increase in gross profit of 8%.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current quarter and year-to-date period, margins were lower due to a mix of sales that included lower margin hardware upgrade products.

OPERATING EXPENSES

Selling and Marketing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Selling and marketing	$23,571	$22,732	4%	$67,601	$66,714	1%
Percentage of total revenue	7%	7%		6%	7%
Selling and marketing expenses for the third quarter of fiscal 2017 increased over the prior year quarter due mainly to increased commission expense. Selling and marketing expense was a consistent percentage of total revenue in both quarters. For the nine months ending March 31, 2017, selling and marketing expense increased just 1% compared to same period of the prior fiscal year, due mainly to increased commission expense, but was a lower percentage of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Research and development	$20,801	$19,854	5%	$61,413	$57,269	7%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased for the quarter and year-to-date, primarily due to increased salary and personnel costs from increased headcount and annual pay increases, however remained consistent with the prior year as a percentage of total revenue.

General and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
General and administrative	$13,937	$16,497	(16)%	$49,944	$50,157	—%
Percentage of total revenue	4%	5%		5%	5%
The 16% increase in general and administrative expenses in the current quarter was due mainly to a gain on the sale of a business recognized in the third quarter of fiscal 2017, as well as decreased spending on travel, meetings, and litigation. Year-to-date general and administrative expense remained at a consistent percentage of revenue.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Interest Income	$42	$54	(22)%	$209	$258	(19)%
Interest Expense	$(278)	$(486)	(43)%	$(604)	$(983)	(39)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods. Lower borrowings in the current year resulted in lower interest expense for both the quarter and year-to-date periods compared to the prior year periods.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Provision For Income Taxes	$28,451	$25,515	12%	$87,258	$79,833	9%
Effective Rate	32.1%	32.1%		32.5%	32.7%

The effective tax rate for the quarter was consistent with the third quarter of fiscal 2016. The year-to-date tax rate is only slightly lower than the prior year.
NET INCOME
Net income increased 11% to $60,044, or $0.77 per diluted share for the third quarter of fiscal 2017, compared to $53,883, or $0.68 per diluted share, in the same period of fiscal 2016. Excluding the impact of deconversion fees from both periods and Alogent revenue and costs from the prior year, net income increased 4% and diluted earnings per share increased 5% for the quarter. Net Income for the year-to-date period increased to $181,102, or $2.31 per diluted share in fiscal 2017 from $164,597, or $2.06 per diluted share in the prior year-to-date period. Excluding the impact of deconversion fees from both periods and Alogent revenue and costs from the prior year, net income increased 7% and diluted earnings per share increased 9%.

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

Bank Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Revenue	$259,992	$246,203	6%	$778,372	$723,946	8%
Gross profit	$102,260	$97,092	5%	$318,207	$290,588	10%
Gross profit margin	39%	39%		41%	40%
Revenue in the Bank segment increased 6% compared to the equivalent quarter last fiscal year, despite headwinds of $7,657 due to the sale of Alogent in the fourth quarter of fiscal 2016. Excluding Alogent revenue from the prior year quarter, banking segment revenue increased 9%. The increase in the current quarter was due to a 7% increase in support & services revenues, partly offset by decreased hardware sales. The increase in support & service revenue was driven by increases in outsourcing services, transaction processing services, and deconversion fees in both of those areas, partially offset by decreased in-house maintenance and decreased stand-alone implementation revenue, both mostly due to Alogent revenue included in the prior year.
For the nine months ending March 31, 2017, revenue for the Bank segment increased 8% over the same period last year, driven by a 9% increase in support and service revenues. Excluding the $22,334 of headwinds from Alogent revenue in the first nine months of the prior year, banking segment revenue increased 11%. Areas generating revenue growth were outsourcing, transaction processing, and bundled revenue. A portion of the growth in outsourcing was due to increased deconversion revenue. In-house maintenance and stand-alone implementation decreased compared to the nine months ending March 31, 2016, both mainly due to Alogent revenue included in the prior year.
Gross profit margin for the third quarter was consistent with the prior year quarter, and year-to-date gross profit margin showed a slight increase.

Credit Union Systems and Services
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2017	2016		2017	2016
Revenue	$93,775	$86,983	8%	$268,977	$263,731	2%
Gross profit	$44,780	$41,821	7%	$129,506	$128,707	1%
Gross profit margin	48%	48%		48%	49%
Revenue in the Credit Union segment for the three months ended March 31, 2017 increased 8% due to an 8% increase in support & service revenues. This growth came mainly from increased revenue for in-house support and other services and bundled services.
Year-to-date revenue for the Credit Union segment increased 2% over the same period last year due to a 2% increase in support & service revenue, with growth resulting from increases in in-house support and other services, bundled revenue, and outsourcing revenue, partially offset by decreased electronic payment services revenue. The increase in bundled services was mainly due to an increase in terminations of pending products and service obligations on certain contracts allowing for earlier recognition of revenue on our bundled arrangements. The decrease in electronic payment services revenue was mainly due to decreased deconversion fees and decreased revenue from card manufacturing.
Gross profit margin for the Credit Union segment was consistent with the prior year for the quarter, but year-to-date is slightly lower than the nine months ending March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $42,916 at March 31, 2017 from $70,310 at June 30, 2016. The decrease from June 30, 2016 is primarily due to the purchase of treasury shares.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2017	2016
Net income	$181,102	$164,597
Non-cash expenses	128,070	127,979
Change in receivables	114,420	108,172
Change in deferred revenue	(182,309)	(149,885)
Change in other assets and liabilities	(42,416)	(43,492)
Net cash provided by operating activities	$198,867	$207,371
Cash provided by operating activities decreased 4% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2017 totaled $103,499 and included $63,804 for the ongoing enhancements and development of existing and new product and service offerings, capital expenditures on facilities and equipment of $28,150, mainly for the purchase of computer equipment, and $14,780 for the purchase and development of internal use software. This was partially offset by $2,286 of proceeds from the sale of a business, and $949 of proceeds from asset sales. Cash used in investing activities for the first nine months of fiscal 2016 totaled $133,597 and included $74,662 for the development of software, capital expenditures of $43,300, $10,157 for the purchase and development of internal use software, and $8,275 for the acquisition of Bayside, partially offset by $2,797 of proceeds from the sale of assets.
Financing activities used cash of $122,762 for the first nine months of fiscal 2017. Cash used was $103,885 for the purchase of treasury shares, dividends paid to stockholders of $67,641, repayments on our revolving credit facility and capital leases of $30,200, and $1,036 net cash outflow from the issuance of stock and tax related to stock-based compensation. This was partly offset by borrowing of $80,000 on our revolving credit facility. Financing activities used cash in the first nine months of fiscal 2016 of $168,086. Cash used was $155,122 for the purchase of treasury shares, repayments on our revolving credit facility and capital leases of $52,484, and dividends paid to stockholders of $62,037. This was partially offset by borrowings of $100,000 and $1,557 net cash inflow from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $28,150 and $43,300 for the nine months ending March 31, 2017 and March 31, 2016, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2017 are not expected to exceed $45,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2017, there were 25,410 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,580 additional shares. The total cost of treasury shares at March 31, 2017 is $980,019. During the first nine months of fiscal 2017, the Company repurchased 1,202 treasury shares for $103,885. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at March 31, 2017.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At March 31, 2017, there was a $50,000 outstanding revolving loan balance.
Other lines of credit
The Company has an unsecured bank credit line on which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires April 30, 2019. At March 31, 2017, no amount was outstanding.

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
Based on our outstanding debt with variable interest rates as of March 31, 2017, a 1% increase in our borrowing rate would increase our annual interest expense by $500.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending March 31, 2017, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information with regard to our legal proceedings may be found at "Litigation" in Note 1 to the Financial Statements in Part 1, Item1, which is incorporated herein by reference.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2017	82	$88.89	—	4,580,404
February 1- February 28, 2017	467	91.05	—	4,580,404
March 1- March 31, 2017	—	—	—	4,580,404
Total	549	90.73	—	4,580,404
(1) No shares were purchased through a publicly announced repurchase plan. There were 549 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and June 30, 2016, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 8, 2017	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	May 8, 2017	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer