Form 10-K
period 2017-06-30
HENRY JACK & ASSOCIATES INC
filed 2017-08-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
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

On December 31, 2016, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $6,851,199,964 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2016).

As of August 16, 2017, the Registrant had 77,438,286 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part II, Item 5 and into Part III of this Report.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. (JHA) was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for over 9,000 financial institutions and diverse corporate entities.
JHA provides its products and services through three business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to approximately 1,080 banks ranging from community banks to multi-billion dollar institutions with assets of up to $50 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with approximately 820 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized core agnostic products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with over 9,000 domestic and international customers.

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
The majority of our revenue is derived from recurring electronic payment solutions and outsourcing services that both generally have contract terms of five years or greater, and support and services provided to our in-house customers that are typically on a one year contract. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources.
JHA ended fiscal 2017 with $1,431.1 million in revenue. This has increased from $1,017.7 million at the end of fiscal 2012, representing a compound annual growth rate during this five-year period of 7%. Net income has grown from $152.0 million to $245.8 million during this same five-year period, representing a compound annual growth rate of 10%. Information regarding the classification of our business into separate segments serving the banking and credit union industries is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 41 years ago:

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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were more than 5,870 commercial banks and savings institutions in this asset range as of December 31, 2016. Jack Henry Banking currently supports approximately 1,080 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 6,000 domestic credit unions as of December 31, 2016. Symitar currently supports approximately 820 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports over 9,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 20% from the beginning of calendar year 2012 to the end of calendar year 2016, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 4% and totaled $15.6 trillion as of December 31, 2016. There were no new bank charters issued in calendar year 2016, compared to one in the 2015 calendar year. Comparing calendar years 2016 to 2015, mergers decreased 17%.
CUNA reports the number of credit unions declined 18% from the beginning of calendar year 2012 to the end of calendar year 2016. Although the number of credit unions declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 6% and totaled $1.3 trillion as of December 31, 2016.
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
Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth supplemented by strategic acquisitions. We execute this strategy by:

•	Providing commercial banks and credit unions with core operating systems that provide excellent functionality, and support in-house and outsourced delivery environments with identical functionality.

•	Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core information processing systems.

•	Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.

•	Capitalizing on our acquisition strategy.
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
We have completed one acquisition in the last 3 years. After 41 years in business we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
We have a solid track record of executing acquisitions from both a financial and operational standpoint and we will continue to pursue acquisition opportunities that support our strategic direction, complement and accelerate our organic growth, and generate long-term profitable growth for our shareholders. Until we identify appropriate acquisition opportunities, we will continue to find alternative ways to leverage our cash position and balance sheet to the benefit of our shareholders, such as continued investment in new products and services for our customers, repurchases of our stock, and continued payment of dividends.
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
Solutions
Our proprietary solutions are marketed through three business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced delivery model, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting approximately 1,080 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced delivery model, and are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports approximately 820 credit union customers.

•
ProfitStars is a leading provider of specialized products and services assembled through our focused diversification acquisition strategy. These core agnostic solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with over 9,000 domestic and international customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.

We will continue to develop and maintain functionally robust, integrated solutions that are supported with high service levels, regularly updating and improving those solutions using an interactive customer enhancement process; ensuring compliance with relevant regulations; updated with proven advances in technology; and consistent with JHA’s reputation as a premium product and service provider.
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
Jack Henry Banking’s three core banking platforms are:

•
SilverLake®, a robust IBM Power System™ (i/OS) based system primarily designed for commercial-focused banks with assets ranging from $500 million to $50 billion. However, some progressive smaller banks and start-up banks also select SilverLake. This system is in use by over 390 banks, and now automates approximately 6.7% of the domestic banks with assets less than $50 billion.

•
CIF 20/20®, a parameter-driven, easy-to-use system that now supports over 490 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is the most widely used IBM Power System™ (i/OS) core processing system in the community bank market.

•
Core Director®, a Windows®-based, client/server system that now supports nearly 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two core credit union platforms are:

•
Episys®, a robust IBM Power System™ (AIX®) based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by nearly 660 credit unions and is ranked as the system implemented by more credit unions with assets exceeding $25 million than any other alternative system.

•
CruiseNet®, a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by nearly 160 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

Customers electing to install our solutions in-house license the proprietary software systems. The large majority of these customers pay ongoing annual software maintenance fees. We also re-market the hardware and peripheral equipment that is required by our software solutions; and we contract to perform software implementation, data conversion, training, ongoing support, and other related services. In-house customers generally license our core software systems under a standard license agreement that provides a fully-paid, nonexclusive, nontransferable right to use the software on a single computer at a single location.
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
Electronic Payment Solutions
Electronic payment solutions provides our customers with the tools necessary to be at the forefront of payment innovations with secure payment processing designed to simplify complex payment processing, attract profitable retail and commercial accounts, increase operating efficiencies, comply with regulatory mandates, and proactively mitigate and manage payments-related risk.
Jack Henry identifies three components of Electronic Payment Solutions:

•
Card Services provides a comprehensive suite of Automated Teller Machine ("ATM"), debit, and credit card transaction processing and fraud management solutions. Our card processing solutions, which include loyalty/ rewards, multiple fraud detection programs, and cardholder alert and controls, as well as other key components that are fully integrated with JHA's core and complementary solutions, facilitate seamless transaction processing.

•
Bill Pay and Mobile banking platforms are offered through our iPay and Banno product offerings. iPay offers iPay Business Bill Pay™, a full suite of online financial management solutions designed to meet the distinct needs of small businesses, as well as iPay Consumer Bill Pay™, a solution that supports single or recurring payments, allows customers to receive full bills electronically, and easily integrates with any internet banking provider. Banno Mobile™ offers a native mobile banking application for both iOS and Android that offers innovative and cost-effective mobile services that can be marketed with customer's own brand identity. It allows customers to aggregate all of their account balances and transactional data from multiple financial institutions and empowers them with the convenience of anytime, anywhere account access.

•
Processing/ Other includes Enterprise Payment Solutions (EPS), a comprehensive payments engine and the leading total payments solution on the market today. EPS offers an integrated suite of remote deposit capture, ACH and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions of all sizes. EPS helps financial institutions succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships. Furthermore, Commercial Lending Solutions help financial institutions securely transition from a traditional lending portfolio (focused on real estate-based consumer lending) to a more fully-diversified portfolio developed via commercial and industrial lending. Our solutions also provide reliable ways to retain creditworthy business customers facing financial hurdles, without the risk of loan loss.

Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation (fulfilled directly and through IBM distributors), and many other hardware providers that allow JHA to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell IBM Power Systems; Lenovo, Dell, and HP servers and workstations; Canon, Digital Check, Epson, and Panini check scanners; and other devices that complement our software solutions.

Implementation and Training
The majority of our core bank and credit union customers contract with us for implementation and training services in connection with their systems and additional complementary products.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staff available 24 hours-a-day, 365 days-a-year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology;

•	Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•	Highly effective change management and control processes; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting over 9,000 diverse clients.
Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18% to 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 30 days prior to contract expiration.
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
Backlog as of June 30, 2017 totaled $630.3 million, consisting of contracts signed for future delivery of software, hardware, and implementation services (in-house backlog) of approximately $78.9 million, and $551.4 million for outsourcing services. Approximately $426.0 million of the outsourcing services backlog as of June 30, 2017 is not expected to be realized during fiscal 2018 due to the long-term nature of our outsourcing contracts. Backlog as of June 30, 2016 totaled $620.6 million, consisting of $95.6 million for future delivery of in-house software, hardware, and implementation services (in-house backlog), and $525.0 million for outsourcing services.

The in-house backlog does not include amounts related to items that have been delivered but cannot be recognized as revenue due to accounting rules for software revenue recognition; those amounts are included in deferred revenue on the balance sheet to the extent that they have been billed to the customer as of June 30, 2017 and 2016.
Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2018, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships and new contracting activities.
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
Research and development expenses for fiscal years 2017, 2016, and 2015 were $84.8 million, $81.2 million, and $71.5 million, respectively. Capitalized software for fiscal years 2017, 2016, and 2015 was $89.6 million, $96.4 million, and $76.9 million, respectively.
Sales and Marketing
JHA serves established, well defined markets that provide ongoing sales and cross-sales opportunities.
The marketing and sales initiatives within the Jack Henry Banking and Symitar business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. ProfitStars sells specialized core agnostic niche solutions that complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.
Dedicated sales forces support each of JHA’s three marketed brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports all three brands with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JHA also hosts annual national education conferences which provide opportunities to network with existing clients and demonstrate new products and services.
JHA has sold select products and services in the Caribbean, Canada, Europe, and South America. International sales account for less than 1% of JHA’s total revenue in the year ended June 30, 2017, and were approximately 1% of total revenue in fiscal years 2016 and 2015.
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
Jack Henry Banking and Symitar compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; and Finastra. ProfitStars competes with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.
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
JHA has a process to inform internal departments of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s development teams through monthly regulatory compliance meetings and the necessary product changes are included in the ongoing product development cycle. JHA publishes newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes.
Internal audits of our systems, networks, operations, business recovery plans, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, plans and security. Ensuring that confidential information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and System and Organizations Controls (SOC) 1 or SOC 2 reports. The FFIEC conducts annual reviews throughout the Company and issues reports that are reviewed by the JHA Risk and Compliance Committee of the Board of Directors.
Government Regulation
The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The compliance of JHA’s products and services with these requirements depends on a variety of factors, including the particular functionality, the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act continues to evolve as the regulations are written to implement the various provisions of the law. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.
JHA is not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to financial institutions, JHA’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FFIEC regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.
JHA provides outsourced services through OutLink™ Data Centers, electronic transaction processing through Card Processing Solutions, Internet banking through NetTeller, Banno online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions (HNS) through our Gladiator unit, and Cloud Services and business recovery services through Centurion Disaster Recovery.
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
Employees
As of June 30, 2017 and 2016, JHA had 5,972 and 5,861 full-time employees, respectively. Of our full-time employees, approximately 983 are employed in the Credit Union segment of our business, with the remainder employed in the Bank segment or in general and administrative functions that serve both segments. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
Available Information
JHA’s Website is easily accessible to the public at www.jackhenry.com. The “For Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the U.S. Securities and Exchange Commission (SEC) also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A.  RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ from those expected or desired.
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks and other forms of cyber-terrorism. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state and federal laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and, in the event of a breach, we may need to expend resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that support consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, this could result in financial as well as reputational loss to us. In addition, we rely on various third parties to provide services in support of the processing of transactions and funds settlement for certain of our products. If we are unable to obtain such services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of more than 5,870 commercial and savings banks and more than 6,000 credit unions. The number of commercial banks and credit unions has decreased because of failures and mergers and acquisitions and is expected to continue to decrease as more consolidation occurs.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2017. On an annual basis, and whenever circumstances require, we review our intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of these intangible assets could have a material negative effect on our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain nine office buildings, plus shipping & receiving and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 35 leased office facilities in 20 states, which total approximately 653,000 square feet. All of our owned and leased office facilities are for normal business purposes.
Of our facilities, the Credit Union segment uses office space totaling approximately 195,500 square feet in fifteen facilities. The majority of our San Diego, California offices are used in the Credit Union segment, as are portions of fourteen other office facilities. The remainder of our leased and owned facilities, approximately 1,457,500 square feet of office space, is primarily devoted to serving our Bank segment or supports our whole business.
We own four aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our airplanes in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri regional airport.

ITEM 3.  LEGAL PROCEEDINGS
We are subject to various routine legal proceedings and claims arising in the ordinary course of our business. In the opinion of management, any liabilities resulting from current lawsuits are not expected, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “JKHY”. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock as reported by NASDAQ.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
Fourth Quarter	$106.46	$91.50	$87.27	$80.44
Third Quarter	95.64	88.11	86.23	73.19
Second Quarter	91.06	79.00	79.92	68.31
First Quarter	89.89	85.00	71.75	63.84
The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended 2017 and 2016 are as follows:

	Fiscal 2017	Fiscal 2016
Fourth Quarter	$0.310	$0.280
Third Quarter	0.310	0.280
Second Quarter	0.280	0.250
First Quarter	0.280	0.250
The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.
On August 16, 2017, there were approximately 94,800 holders of the Company’s common stock, including individual participants in security position listings. On that same date the last sale price of the common shares as reported on NASDAQ was $101.59 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1- April 30, 2017	—	$—	—	4,580,404
May 1- May 31, 2017	—	$—	—	4,580,404
June 1- June 30, 2017	250,345	$105.02	250,000	4,330,404
Total	250,345	$105.02	250,000	4,330,404
(1) 250,000 shares were purchased through a publicly announced repurchase plan. There were 345 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2017, of the market performance of the Company’s common stock with the S&P 500 Index and an index of peer companies selected by the Company:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2012	2013	2014	2015	2016	2017
JKHY	100.00	138.34	177.10	195.72	267.64	322.60
Peer Group	100.00	117.87	161.90	203.87	233.39	271.10
S&P 500	100.00	120.60	150.27	161.43	167.87	197.92
This comparison assumes $100 was invested on June 30, 2012, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Companies in the Peer Group are ACI Worldwide, Inc.; Bottomline Technology, Inc.; Broadridge Financial Solutions; Cardtronics, Inc.; Convergys Corp.; Corelogic, Inc.; DST Systems, Inc.; Euronet Worldwide, Inc.; Fair Isaac Corp.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Global Payments, Inc.; Moneygram International, Inc.; SS&C Technologies Holdings, Inc.; Total Systems Services, Inc.; Tyler Technologies, Inc.; Verifone Systems, Inc.; and WEX, Inc..

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2017	2016	2015	2014	2013
Revenue (1)	$1,431,117	$1,354,646	$1,256,190	$1,173,173	$1,107,524
Net Income	$245,793	$248,867	$211,221	$186,715	$167,610
Basic earnings per share	$3.16	$3.13	$2.60	$2.20	$1.95
Diluted earnings per share	$3.14	$3.12	$2.59	$2.19	$1.94
Dividends declared per share	$1.18	$1.06	$0.94	$0.84	$0.56
Balance Sheet Data
Total deferred revenue	$511,384	$521,054	$531,987	$492,868	$439,596
Total assets	$1,908,945	$1,815,512	$1,836,835	$1,680,703	$1,672,386
Long-term debt	$50,000	$—	$50,102	$3,729	$7,366
Stockholders’ equity	$1,032,051	$996,210	$991,534	$967,387	$1,015,816
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
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs nearly 6,100 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve over 9,000 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks ranging from community banks to multi-billion dollar institutions with assets up to $50 billion, with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house, outsourced, or hosted delivery.
Each of our brands share the fundamental commitment to provide high-quality business solutions, service levels that consistently exceed customer expectations, integration of solutions and practical new technologies. The quality of our solutions, our high service standards, and the fundamental way we do business typically foster long-term customer relationships, attract prospective customers, and have enabled us to capture substantial market share.
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
We believe our primary competitive advantage is customer service. Our support infrastructure and strict standards provide service levels we believe to be the highest in the markets we serve and generate high levels of customer satisfaction and retention. We consistently measure customer satisfaction using comprehensive annual surveys and randomly generated daily surveys we receive in our everyday business. Dedicated surveys are also used to grade specific aspects of our customer experience, including product implementation, education, and consulting services.
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
During the last five fiscal years, our revenues have grown from $1,107,524 in fiscal 2013 to $1,431,117 in fiscal 2017. Net income has grown from $167,610 in fiscal 2013 to $245,793 in fiscal 2017. This growth has resulted primarily from internal expansion.
We have two reportable segments: bank systems and services and credit union systems and services. The respective segments include all related license, support and service, and hardware sales along with the related cost of sales.
We continue to focus on our objective of providing the best integrated solutions, products and customer service to our clients. We are cautiously optimistic regarding ongoing economic improvement and expect our clients to continue investing in our products and services to improve their operating efficiencies and performance. We anticipate that consolidation within the financial services industry will continue. Regulatory conditions and legislation will continue to impact financial institutions' discretionary spending.
A detailed discussion of the major components of the results of operations follows. All dollar and share amounts are in thousands and discussions compare fiscal 2017 to fiscal 2016 and compare fiscal 2016 to fiscal 2015.

RESULTS OF OPERATIONS
FISCAL 2017 COMPARED TO FISCAL 2016
In fiscal 2017, revenues increased 6% or $76,471 compared to fiscal 2016, with strong growth continuing in our support and service revenues, particularly our outsourcing services, electronic payment services, and bundled services. Cost of sales increased 6%, in line with revenue, and gross profit increased 5%. The company continues to focus on cost management.
Net operating expenses increased 11% year over year, due mainly to the gain on the sale of our Alogent business ("Alogent") to Antelope Acquisition Co., an affiliate of Battery Ventures, in the prior year, which is discussed below in the operating expenses section. Provision for income taxes increased 9% compared to the prior year, due a lower prior year effective tax rate, which is described in the following discussion. The above changes resulted in a 1% decrease in net income for fiscal 2017.
We move into fiscal 2018 following a strong performance in fiscal 2017. Significant portions of our business continue to provide recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2017 follows. All dollar amounts are in thousands and discussions compare the current fiscal year ended June 30, 2017 to the prior fiscal year ended June 30, 2016.
REVENUE

License Revenue	Year Ended June 30,		% Change
	2017	2016
License	$2,385	$3,041	(22)%
Percentage of total revenue	<1%	<1%
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
Non-bundled license revenue decreased due mainly to a reduction in standalone license sales in our Bank segment, with Alogent headwinds accounting for $570 of that decrease. Excluding the Alogent headwind, license revenue decreased 3%. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

Support and Service Revenue	Year Ended June 30,		% Change
	2017	2016
Support and service	$1,384,338	$1,300,978	6%
Percentage of total revenue	97%	96%

	Year over Year
	$ Change	% Change
In-House Support & Other Services	$2,790	1%
Electronic Payment Services	26,930	5%
Outsourcing Services	39,822	13%
Implementation Services	(8,837)	(14)%
Bundled Products & Services	22,655	24%
Total Increase	$83,360
Support and service revenues are generated from supporting our in-house customers in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services, implementation services (including conversion, installation, configuration and training) and revenue from our bundled software multi-element agreements. There was growth in most support and service revenue components in fiscal 2017, despite Alogent revenue of $27,673 included in the prior year. Excluding that headwind, support and services grew 9%.
In-house support and other services revenue increased despite headwinds of $13,062 created from the Alogent sale. Excluding the Alogent headwind, in-house support and other services revenue increased 5%. The increase was due mainly to increased revenue from work orders and from customers consulting with our Client Services Consulting group. The group's operational assessments help banks and credit unions maximize their operating efficiency and productivity, identify new revenue and market opportunities, and reduce costs.
Electronic payment services continued to show growth over the prior year. The revenue increases are mainly attributable to strong performance across debit/credit card risk management and transaction processing services, remote capture and ACH processing, and online bill payment services. Deconversion fees (fees charged when customer agreements are terminated prior to the end of their contracted term) for electronic payment services decreased $2,901 compared to the prior year. Excluding these fees from both years, electronic payment services revenue increased 6%.
Outsourcing services for banks and credit unions continue to drive revenue growth as customers continue to show a preference for outsourced delivery of our solutions. Revenues from outsourcing services are typically earned under multi-year service contracts and therefore provide a long-term stream of recurring revenues. We expect the trend towards outsourced product delivery to benefit outsourcing services revenue for the foreseeable future. The increase in outsourcing revenue was mainly due to data processing. Deconversion fees within outsourcing services increased $4,736. Excluding these fees from both years, outsourcing services revenue increased 12%.
Implementation services include implementation services for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due partly to Alogent headwinds of $4,465, with the remainder of the decrease due mainly to a decline in stand-alone implementations in the Bank segment. Revenue from these standalone services has decreased as implementation services related to our bundled arrangements have increased.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased, despite $10,145 of Alogent headwinds, mostly due to terminations of pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in both our Bank and Credit Union core and complementary arrangements, as well as increased revenue being released due to completion of final installations and services on our Bank multiple element arrangements.

Hardware Revenue	Year Ended June 30,		% Change
	2017	2016
Hardware	$44,394	$50,627	(12)%
Percentage of total revenue	3%	4%

The Company has entered into re-marketing agreements with several hardware manufacturers and suppliers under which we sell computer hardware, hardware maintenance and related services to our customers. Revenue related to hardware sales is recognized when the hardware is shipped to our customers.
Hardware revenue decreased due to decreases in revenue from power systems, servers, and other complementary hardware products delivered. Although there will be quarterly fluctuations, we expect an overall decreasing trend in hardware sales to continue due to the change in sales mix towards outsourcing contracts, which typically do not include hardware, and the general deflationary trend of computer prices.
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third-party vendors associated with non-bundled application software licenses. These costs were recognized when license revenue was recognized.
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

	Year Ended June 30,		% Change
	2017	2016
Cost of License	$730	$1,197	(39)%
Percentage of total revenue	<1%	<1%
License Gross Profit	$1,655	$1,844	(10)%
Gross Profit Margin	69%	61%
Cost of support and service	$786,143	$737,108	7%
Percentage of total revenue	55%	54%
Support and Service Gross Profit	$598,195	$563,870	6%
Gross Profit Margin	43%	43%
Cost of hardware	$32,161	$35,346	(9)%
Percentage of total revenue	2%	3%
Hardware Gross Profit	$12,233	$15,281	(20)%
Gross Profit Margin	28%	30%
TOTAL COST OF SALES	$819,034	$773,651	6%
Percentage of total revenue	57%	57%
TOTAL GROSS PROFIT	$612,083	$580,995	5%
Gross Profit Margin	43%	43%
Cost of license consists of the direct costs of third-party software that are a part of a non-bundled arrangement. Sales of these third-party software products decreased compared to the last year. Shifts in sales mix between the products that make up these costs cause fluctuations in the margins from period to period.
Cost of support and service for fiscal 2016 includes $12,332 related to Alogent sales. Excluding those costs, our cost of support and service increased 8%. Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trend consistently with hardware revenue. For the current period, margins were lower due to decreased sales of higher margin hardware upgrade products compared to the prior year.

OPERATING EXPENSES

Selling and Marketing	Year Ended June 30,		% Change
	2017	2016
Selling and marketing	$93,297	$90,079	4%
Percentage of total revenue	7%	7%
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
Selling and marketing expenses increased compared to fiscal 2016 due mainly to increased commission expense, but remained a consistent percentage of total revenue in both periods.

Research and Development	Year Ended June 30,		% Change
	2017	2016
Research and development	$84,753	$81,234	4%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.
Research and development expenses increased primarily due to a 4% increase in headcount, but were consistent with the prior year as a percentage of total revenue.

General and Administrative	Year Ended June 30,		% Change
	2017	2016
General and administrative	$69,601	$67,514	3%
Percentage of total revenue	5%	5%
General and administrative costs included all expenses related to finance, legal, and human resources, plus all administrative costs. These expenses increased primarily due to a 4% increase in headcount, but were a consistent percentage of revenue in each year.
Gains on Disposal of Businesses
In fiscal 2017, we recognized gains on the disposals of businesses totaling $3,270. $2,136 was related to last year's sale of Alogent, and $1,134 related to the sale of our Regulatory Filing products to Fed Reporter on May 1, 2017. In fiscal 2016, we had a gain totaling $19,491, due to the sale of Alogent.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2017	2016
Interest Income	$248	$307	(19)%
Interest Expense	$(996)	$(1,430)	(30)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior years, in line with our average debt balances in both years.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2017	2016
Provision For Income Taxes	$121,161	$111,669	9%
Effective Rate	33.0%	31.0%

The increase in the effective tax rate was primarily due the prior year's rate being reduced by the tax basis in excess of book basis in Alogent stock at disposal.
NET INCOME
Net income decreased 1% to $245,793, or $3.14 per diluted share, in fiscal 2017 from $248,867, or $3.12 per diluted share, in fiscal 2016. This decrease was due to factors discussed above, including the prior year Alogent gain and lower effective tax rate in fiscal 2016.

FISCAL 2016 COMPARED TO FISCAL 2015
In fiscal 2016, revenues increased 8% or $98,456 compared to fiscal 2015 due primarily to strong growth in our support and service revenues, particularly outsourcing services, bundled services, and electronic payment services. Cost of sales increased just 7%, contributing to an 8% increase in gross profit.

Net operating expenses increased 1% and the provision for income taxes increased 6% compared to fiscal 2015. The increased revenue and above changes resulted in a combined 18% increase in net income for fiscal 2016 compared to the prior fiscal year.
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
Non-bundled license revenue increased due mainly to an increase in standalone license sales in our Bank segment. Such license fees will fluctuate as non-bundled license sales are sporadic in nature.

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
Support and service revenues are generated from supporting our customers in operating their systems and to enhance and update the software, electronic payment services, outsourced data processing services, implementation service (including conversion, installation, configuration and training) and revenue from our bundled software multi-element agreements. There was growth in most support and service revenue components in fiscal 2016.
In-house support and other services revenue increased due to annual maintenance renewal fee increases for both core and complementary products as our customers’ assets grow and new customers began renewing their annual maintenance. Increased software usage revenue from Alogent mobile remote deposits also contributed to the increase.
Electronic payment services continued to show growth over the prior year, although that growth slowed due to some of our large customers being acquired and price compression on contract renewals in our card services offerings. The revenue increases are mainly attributable to strong performance across debit/credit card transaction processing services, online bill payment services and ACH processing. Deconversion revenue for electronic payment services increased $9,616 over the prior year. Excluding these fees, we had a 4% increase in electronic payment services revenue.
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
Implementation services include implementation services for our electronic payment services customers as well as standalone customization services, merger conversion services, image conversion services and network monitoring services. Implementation services revenue decreased due to a decrease in stand-alone implementations in the Bank segment. Revenue from these standalone services has decreased as implementation services related to our bundled arrangements have increased.
Bundled products and services revenue is combined revenue from the multiple elements in our bundled arrangements, including license, implementation services and maintenance, which cannot be recognized separately due to a lack of vendor-specific objective evidence of fair value. Bundled products and services revenue increased over last year mainly due to increased revenues from our core and complementary credit union arrangements. $26,567 of the increase was due to terminations of minor pending products and services on certain contracts that have allowed for the release of revenue that was being deferred until contract completion in both our Credit Union and Bank core and complementary arrangements.

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
COST OF SALES AND GROSS PROFIT
Cost of license represented the cost of software from third-party vendors through remarketing agreements associated with non-bundled application software licenses. These costs were recognized when license revenue was recognized.
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
Cost of license consisted of the direct costs of third-party software that was part of a non-bundled arrangement. Sales of these third-party software products increased slightly in fiscal 2016 compared to fiscal 2015. Shifts in sales mix between the products that make up these costs cause fluctuations in the margins from period to period.
Gross profit margins in support and service remained consistent with the prior year.
In general, changes in cost of hardware trended consistently with hardware revenue. For fiscal year 2016, margins were slightly higher due to increased sales of higher margin hardware upgrade products than in the prior year.
OPERATING EXPENSES

Selling and Marketing	Year Ended June 30,		% Change
	2016	2015
Selling and marketing	$90,079	$89,004	1%
Percentage of total revenue	7%	7%
Dedicated sales forces, inside sales teams, technical sales support teams and channel partners conducted our sales efforts for our two reportable segments, and were overseen by regional and national sales managers. Our sales executives were responsible for pursuing lead generation activities for new core customers. Our account executives nurtured long-term relationships with our client base and cross sold our many complementary products and services.
Selling and marketing expenses for fiscal 2016 increased slightly compared to fiscal 2015 due to increased salary expense, but remained a consistent percentage of total revenue in both periods.

Research and Development	Year Ended June 30,		% Change
	2016	2015
Research and development	$81,234	$71,495	14%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings.
Research and development expenses increased in fiscal 2016 over the prior fiscal year, primarily due to increased headcount and related personnel costs, but were consistent with the prior year as a percentage of total revenue.

General and Administrative	Year Ended June 30,		% Change
	2016	2015
General and administrative	$67,514	$64,364	5%
Percentage of total revenue	5%	5%
General and administrative costs included all expenses related to finance, legal, human resources, plus all administrative costs. These costs increased in fiscal 2016 primarily due to increased headcount and related salaries, but were consistent with the prior year as a percentage of total revenue.

Gain on Disposal of Businesses
In fiscal 2016, we had a gain totaling $19,491 due to the sale of our Alogent business to Antelope Acquisition Co., an affiliate of Battery Ventures. In fiscal 2015, we sold the TeleWeb™ suite of Internet and mobile banking software products to Data Center Inc. (DCI), resulting in a gain of $6,874.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2016	2015
Interest Income	$307	$169	82%
Interest Expense	$(1,430)	$(1,594)	(10)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both years.

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

Bank Systems and Services
	2017	% Change	2016	% Change	2015
Revenue	$1,055,763	6%	$996,668	4%	$962,729
Gross profit	$429,441	5%	$407,600	2%	$400,659
Gross profit margin	41%		41%		42%
In fiscal 2017, revenue in the Bank segment increased 6% compared to the prior fiscal year, despite revenue headwinds of $28,422 due to the sale of Alogent. The increase was due to a 7% increase in support and service revenue, partially offset by decreased hardware and stand-alone license sales. The increase in support and service revenue was driven by increases in the outsourcing services, electronic payment services, and bundled products and services revenue streams. Those increases were partly offset by decreased revenue from in-house support and other services and implementation services, due mainly to the Alogent headwinds. Gross profit margin remained consistent with fiscal 2016.
In fiscal 2016, revenue in the Bank segment increased 4% compared to the prior year. The increase was due mainly to a 12% increase in outsourcing services. Gross profit margins decreased only slightly compared to fiscal 2015.

Credit Union Systems and Services
	2017	% Change	2016	% Change	2015
Revenue	$375,354	5%	$357,978	22%	$293,461
Gross profit	$182,642	5%	$173,395	28%	$135,195
Gross profit margin	49%		48%		46%
In fiscal 2017, revenue in the Credit Union segment increased 5% due to increases in support & service revenue totaling 6%, partially offset by decreased hardware and stand-alone license revenue. Support & service revenues grew through increases in bundled services, in-house maintenance renewals and outsourcing services, partly offset by decreased electronic payment services and implementation services revenue. The increase in bundled services was due to an increase in terminations of pending products and service obligations on certain contracts allowing for earlier recognition of revenue on our bundled arrangements. The decrease in electronic payment services revenue was mainly due to decreased deconversion fees and decreased revenue from card manufacturing. Gross profit margin for the Credit Union segment increased 1%.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $114,765 at June 30, 2017 from $70,310 at June 30, 2016. The increase from June 30, 2016 is primarily due to cash generated from operations.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2017	2016
Net income	$245,793	$248,867
Non-cash expenses	186,626	161,004
Change in receivables	(22,499)	(13,735)
Change in deferred revenue	(8,800)	4,364
Change in other assets and liabilities	(43,798)	(34,078)
Net cash provided by operating activities	$357,322	$366,422
Cash provided by operating activities decreased 2% compared to fiscal 2016. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2017 totaled $141,586 and included: capital expenditures on facilities and equipment of $41,947, which was mainly for the purchase of computer equipment; $89,631 for the ongoing enhancements and development of existing and new product offerings; and $16,608 for the purchase and development of internal use software. This was partially offset by $5,632 of proceeds from the sale of businesses and $968 of proceeds from the sale of assets. Cash used in investing activities for fiscal 2016 totaled $135,963 and included: capital expenditures on facilities and equipment of $56,325, which mainly included the purchase of computer equipment and aircraft, $96,411 for the development of software, $11,826 for the purchase and development of internal use software, and $8,275, net of cash acquired, for the acquisition of Bayside Business Solutions. These expenditures were partially offset by $34,030 of proceeds from the sale of our Alogent division and $2,844 of proceeds from the sale of assets.
Financing activities used cash of $171,281 for fiscal 2017. Cash used was $130,140 for the purchase of treasury shares, repayment of the revolving credit facility and capital leases of $30,200, and dividends paid to stockholders of

$91,707. This was partially offset by borrowings of $80,000 against our revolving credit facility and $766 net cash inflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in fiscal 2016 of $308,462. Cash used was $175,662 for the purchase of treasury shares, repayments of the revolving credit facility and capital leases totaling $152,500, and dividends paid to stockholders of $84,118. This was partially offset by borrowings of $100,000 and $3,818 net cash inflow from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $41,947 and $56,325 for the twelve months ending June 30, 2017 and June 30, 2016, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2017, the Company had no material outstanding purchase commitments related to property and equipment.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,330 additional shares. The total cost of treasury shares at June 30, 2017 is $1,006,274. During fiscal 2017, the Company repurchased 1,452 treasury shares for $130,140. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at June 30, 2017. At June 30, 2016, the Company had capital lease obligations totaling $200 and property and equipment included assets under capital leases totaling $2,329, with accumulated depreciation totaling $898.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2017 there was a $50,000 outstanding balance.
Other lines of credit
The Company renewed an unsecured bank credit line on April 24, 2017 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2019. At June 30, 2017, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2017, the Company’s total off balance sheet contractual obligations were $633,547. This balance consists of $47,991 of long-term operating leases for various facilities and equipment which expire from 2018 to 2030 and $585,556 of purchase commitments. JHA entered a strategic services agreement with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as expand its card processing platform to financial institutions outside our core customer base. This agreement includes a purchase commitment of $559,354 over the term of the contract. The remainder of the purchase commitments relate to open purchase orders. The contractual obligations table below excludes $6,445 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2017	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$10,945	$14,847	$7,895	$14,304	$47,991
Capital lease obligations	—	—	—	—	—
Revolving credit facility, including accrued interest	—	50,048	—	—	50,048
Purchase obligations	26,202	28,518	86,875	443,961	585,556
Total	$37,147	$93,413	$94,770	$458,265	$683,595

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 also address specific aspects of the new standard. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied, and continuing to assess all potential impacts of the standard. We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to Accounting Standards Codification (ASC) Topic 985. We are currently in the process of implementing and testing new software to assist in applying the five-step model to our various revenue streams and comparing the results to our current accounting practices. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. We expect to recognize license and install revenue at the time of the install completion, rather than over the maintenance period of the software on our multi-element agreements. We expect revenue related to hardware, Outlink contracts, payment processing, and professional services to remain substantially unchanged.
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

•
Condensed consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $2,638 for the year ended June 30, 2017 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate for the year-to-date period by 0.72%, and caused an increase in basic and diluted earnings per share of $0.03 for the year ended June 30, 2017. In addition, in calculating potential common shares used to determine diluted earnings per share, generally accepted accounting principles require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Condensed consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively; however, fiscal 2015 was not restated due to immateriality. The restatement for fiscal 2016 resulted in an increase to both net cash provided by operations and net cash used in financing of $1,306 for the year ended June 30, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in accordance with U.S. GAAP. The significant accounting policies are discussed in Note 1 to the consolidated financial statements. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. We base our estimates and judgments upon historical experience and other factors believed to be reasonable under the circumstances. Changes in estimates or assumptions could result in a material adjustment to the consolidated financial statements.
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
For multiple element arrangements, which contain software elements and non-software elements, we allocate revenue to the software deliverables as a group and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement. For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables using estimated selling price ("ESP"). For our software elements, we use VSOE for this allocation when it can be established and ESP when VSOE cannot be established.
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE or TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).
For our non-software deliverables, a delivered item is accounted for as a separate unit of accounting if the delivered item has standalone value and if the customer has a general right of return relative to the delivered item, delivery or performance of the undelivered item is probable and substantially within our control.
For our software licenses and related services, including the software elements of multiple-element software and non-software arrangements, U.S. GAAP generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. VSOE of fair value is determined for implementation services based on a rate per hour for stand-alone professional services and the estimated hours for the bundled implementation, if the hours can be reasonably estimated. VSOE of fair value is determined for post-

contract support ("PCS") based upon the price charged when sold separately. For a majority of the elements within our software arrangements, we have determined that VSOE cannot be established; therefore, revenue on our software arrangements is generally deferred until the only remaining element is PCS. At that point, the entire arrangement fee is recognized ratably over the remaining PCS period, assuming that all other criteria for revenue recognition have been met. The amounts deferred are included in the balance sheet as deferred revenue and recognized as Bundled Products & Services revenue within Support & Service revenue in the consolidated statements of income.
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
Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. The revenue related to these hardware sales is recorded gross, as we are the primary obligor in the contract with the customer. The Company also re-markets maintenance contracts on hardware to our customers. Gross hardware maintenance revenue is recognized ratably over the agreement period.
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
Direct and incremental fulfillment costs associated with arrangements subject to Accounting Standards Codification ("ASC") 985-605 (for which VSOE of fair value cannot be established) are deferred until the only remaining element in the revenue arrangement is PCS at which point the costs are recognized ratably over the remaining PCS period with the related revenue. Deferred direct and incremental costs associated with arrangements not subject to ASC 985-605 consist primarily of certain up-front costs incurred in connection with our software hosting arrangements and are recognized ratably over the contract period which typically ranges from 5-7 years. These costs include commissions, costs of third-party licenses and the direct costs of our implementation services, consisting of payroll and other fringe benefits.
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
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products. For software that is to be sold, significant estimates and assumptions include: establishing when technological feasibility has been met and costs should be capitalized, determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. Costs incurred prior to establishing technological feasibility are expensed as incurred. Amortization begins on the date of general release and the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete.
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
Assumptions related to purchase accounting and goodwill
We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition, and require judgment in ascertaining a reasonable value. third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecast revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.
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
Based on our outstanding debt with variable interest rates as of June 30, 2017, a 1% increase in our borrowing rate would increase interest expense by $500 on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Jack Henry & Associates, Inc. and its subsidiaries at June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jack Henry & Associates, Inc.
Monett, Missouri

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of Jack Henry and Associates, Inc. and subsidiaries (the “Company”) for the year ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2015 consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Jack Henry & Associates, Inc. and subsidiaries for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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
The Company’s internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
As of June 30, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2017 was effective.
The Company’s internal control over financial reporting as of June 30, 2017 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2017	2016	2015
REVENUE
License	$2,385	$3,041	$2,635
Support and service	1,384,338	1,300,978	1,200,652
Hardware	44,394	50,627	52,903
Total revenue	1,431,117	1,354,646	1,256,190

COST OF SALES
Cost of license	730	1,197	1,187
Cost of support and service	786,143	737,108	680,750
Cost of hardware	32,161	35,346	38,399
Total cost of sales	819,034	773,651	720,336

GROSS PROFIT	612,083	580,995	535,854

OPERATING EXPENSES
Selling and marketing	93,297	90,079	89,004
Research and development	84,753	81,234	71,495
General and administrative	69,601	67,514	64,364
Gain on disposal of businesses	(3,270)	(19,491)	(6,874)
Total operating expenses	244,381	219,336	217,989

OPERATING INCOME	367,702	361,659	317,865

INTEREST INCOME (EXPENSE)
Interest income	248	307	169
Interest expense	(996)	(1,430)	(1,594)
Total interest income (expense)	(748)	(1,123)	(1,425)

INCOME BEFORE INCOME TAXES	366,954	360,536	316,440

PROVISION FOR INCOME TAXES	121,161	111,669	105,219

NET INCOME	$245,793	$248,867	$211,221

Basic earnings per share	$3.16	$3.13	$2.60
Basic weighted average shares outstanding	77,856	79,416	81,353

Diluted earnings per share	$3.14	$3.12	$2.59
Diluted weighted average shares outstanding	78,255	79,734	81,601

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,765	$70,310
Receivables, net	276,923	253,923
Income tax receivable	20,135	15,636
Prepaid expenses and other	66,894	56,588
Deferred costs	41,314	35,472
Total current assets	520,031	431,929
PROPERTY AND EQUIPMENT, net	282,934	298,564
OTHER ASSETS:
Non-current deferred costs	96,847	99,799
Computer software, net of amortization	247,317	222,115
Other non-current assets	82,525	70,461
Customer relationships, net of amortization	90,433	104,085
Other intangible assets, net of amortization	36,393	35,706
Goodwill	552,465	552,853
Total other assets	1,105,980	1,085,019
Total assets	$1,908,945	$1,815,512
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,841	$14,596
Accrued expenses	81,574	85,411
Notes payable and current maturities of long-term debt	—	200
Deferred revenues	382,777	343,525
Total current liabilities	471,192	443,732
LONG-TERM LIABILITIES:
Non-current deferred revenues	128,607	177,529
Non-current deferred income tax liability	219,541	188,601
Debt, net of current maturities	50,000	—
Other long-term liabilities	7,554	9,440
Total long-term liabilities	405,702	375,570
Total liabilities	876,894	819,302
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,083,299 shares issued at June 30, 2017; 102,903,971 shares issued at June 30, 2016	1,031	1,029
Additional paid-in capital	452,016	440,123
Retained earnings	1,585,278	1,431,192
Less treasury stock at cost 25,660,212 shares at June 30, 2017; 24,208,517 shares at June 30, 2016	(1,006,274)	(876,134)
Total stockholders' equity	1,032,051	996,210
Total liabilities and equity	$1,908,945	$1,815,512
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2017	2016	2015

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	102,903,971	102,695,214	102,429,926
Shares issued for equity-based payment arrangements	98,781	121,348	172,661
Shares issued for Employee Stock Purchase Plan	80,547	87,409	92,627
Shares, end of year	103,083,299	102,903,971	102,695,214

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,029	$1,027	$1,024
Shares issued for equity-based payment arrangements	1	1	2
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,031	$1,029	$1,027

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$440,123	$424,536	$412,512
Shares issued for equity-based payment arrangements	(1)	696	640
Tax withholding related to share based compensation	(5,479)	(2,590)	(7,951)
Shares issued for Employee Stock Purchase Plan	6,244	5,710	4,880
Tax benefits from share-based compensation	—	1,051	4,343
Stock-based compensation expense	11,129	10,720	10,112
Balance, end of year	$452,016	$440,123	$424,536

RETAINED EARNINGS:
Balance, beginning of year	$1,431,192	$1,266,443	$1,131,632
Net income	245,793	248,867	211,221
Dividends	(91,707)	(84,118)	(76,410)
Balance, end of year	$1,585,278	$1,431,192	$1,266,443

TREASURY STOCK:
Balance, beginning of year	$(876,134)	$(700,472)	$(577,781)
Purchase of treasury shares	(130,140)	(175,662)	(122,691)
Balance, end of year	$(1,006,274)	$(876,134)	$(700,472)

TOTAL STOCKHOLDERS' EQUITY	$1,032,051	$996,210	$991,534

Dividends declared per share	$1.18	$1.06	$0.94
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$245,793	$248,867	$211,221
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	49,677	50,571	54,155
Amortization	90,109	79,077	64,841
Change in deferred income taxes	30,940	37,524	29,443
Other	—	—	(4,343)
Expense for stock-based compensation	11,129	10,720	10,112
(Gain)/loss on disposal of assets and businesses	4,771	(16,888)	(5,046)
Changes in operating assets and liabilities:
Change in receivables	(22,499)	(13,735)	(21,346)
Change in prepaid expenses, deferred costs and other	(25,088)	(29,577)	(33,858)
Change in accounts payable	(7,812)	4,663	(583)
Change in accrued expenses	(4,454)	7,460	14,483
Change in income taxes	(6,444)	(16,624)	14,146
Change in deferred revenues	(8,800)	4,364	40,565
Net cash from operating activities	357,322	366,422	373,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(8,275)	—
Capital expenditures	(41,947)	(56,325)	(54,409)
Proceeds from the sale of businesses	5,632	34,030	8,135
Proceeds from the sale of assets	968	2,844	182
Internal use software	(16,608)	(11,826)	(14,020)
Computer software developed	(89,631)	(96,411)	(76,872)
Net cash from investing activities	(141,586)	(135,963)	(136,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	80,000	100,000	90,000
Repayments on credit facilities	(30,200)	(152,500)	(50,783)
Debt acquisition costs	—	—	(901)
Purchase of treasury stock	(130,140)	(175,662)	(122,691)
Dividends paid	(91,707)	(84,118)	(76,410)
Other	—	—	4,343
Proceeds from issuance of common stock upon exercise of stock options	1	697	642
Minimum tax withholding payments related to share based compensation	(5,480)	(2,590)	(7,951)
Proceeds from sale of common stock	6,245	5,711	4,881
Net cash from financing activities	(171,281)	(308,462)	(158,870)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$44,455	$(78,003)	$77,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$70,310	$148,313	$70,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,765	$70,310	$148,313

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
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE or TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).
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
Total revenue recognized related to our Bundled Products & Services was $117,046, $94,391, and $62,888 for the years ended June 30, 2017, 2016, and 2015, respectively.
Support and Service Fee Revenue (Non-software): Maintenance support revenue contracted for outside of a license arrangement is recognized pro-rata over the contract period, typically one year.
Outsourced data processing and ATM, debit card, and other transaction processing services revenue is recognized in the month the transactions are processed or the services are rendered.
Hardware Revenue:  Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In most cases, we do not stock in inventory the hardware products we sell, but arrange for third-party suppliers to drop-ship the products to our customers on our behalf. The revenue related to these hardware sales is recorded gross, as we are the primary obligor in the contract with the customer. The Company also remarkets maintenance contracts on hardware to our customers. Hardware maintenance revenue is recognized ratably over the agreement period.
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
ACCOUNTS RECEIVABLE
Receivables are recorded at the time of billing. A reasonable estimate of the realizability of customer receivables is made through the establishment of an allowance for doubtful accounts, which is estimated based on a combination of write-off history, aging analysis, and any specifically known collection issues.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the years ending June 30, 2017, 2016, and 2015 equals the Company’s net income.
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
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,330 additional shares. The total cost of treasury shares at June 30, 2017 is $1,006,274. During fiscal 2017, the Company repurchased 1,452 treasury shares for $130,140. At June 30, 2016, there were 24,209 shares in treasury stock and the Company had authority to repurchase up to 5,782 additional shares.
EARNINGS PER SHARE
Per share information is based on the weighted average number of common shares outstanding during the year. Stock options and restricted stock have been included in the calculation of income per diluted share to the extent they are dilutive. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of outstanding stock options and restricted stock (see Note 10).
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

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 also address specific aspects of the new standard. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied, and continuing to assess all potential impacts of the standard. We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to Accounting Standards Codification (ASC) Topic 985. We are currently in the process of implementing and testing new software to assist in applying the five-step model to our various revenue streams and comparing the results to our current accounting practices. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. We expect to recognize license and install revenue at the time of the install completion, rather than over the maintenance period of the software on our multi-element agreements. We expect revenue related to hardware, Outlink contracts, payment processing, and professional services to remain substantially unchanged.
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

•
Condensed consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $2,638 for the year ended June 30, 2017 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate for the year-to-date period by 0.72%, and caused an increase in basic and diluted earnings per share of $0.03 for the year ended June 30, 2017. In addition, in calculating potential common shares used to determine diluted earnings per share, generally accepted accounting principles require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Condensed consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively; however, fiscal 2015 was not restated due to immateriality. The restatement for fiscal 2016 resulted in an increase to both net cash provided by operations and net cash used in financing of $1,306 for the year ended June 30, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

NOTE 2.    FAIR VALUE OF FINANCIAL INSTRUMENTS
For cash equivalents, amounts receivable or payable and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities. The fair value of long-term debt also approximates carrying value as estimated using discounted cash flows based on the Company’s current incremental borrowing rates.
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

	Estimated Fair Value Measurements			Total Fair
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Value
June 30, 2017
Financial Assets:
Money market funds	$68,474	$—	$—	$68,474
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000
June 30, 2016
Financial Assets:
Money market funds	$35,782	$—	$—	$35,782
Certificate of Deposit	$—	$1,000	$—	$1,000
Financial Liabilities:
Revolving credit facility	$—	$—	$—	$—

Non-Recurring Fair Value Measurements
June 30, 2017
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period. These assets are expected to be disposed of by sale within the twelve months of June 30, 2017.

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2017	2016	Estimated Useful Life
Land	$24,987	$24,987
Land improvements	25,362	25,470	5 - 20 years
Buildings	143,350	146,464	20 - 30 years
Leasehold improvements	47,291	46,897	5 - 30 years	(1)
Equipment and furniture	332,465	337,565	3 - 10 years
Aircraft and equipment	38,522	37,967	4 - 10 years
Construction in progress	15,971	7,373
	627,948	626,723
Less accumulated depreciation	345,014	328,159
Property and equipment, net	$282,934	$298,564
(1)  Lesser of lease term or estimated useful life
Property and equipment included $534 and $651 that was in accrued liabilities at June 30, 2017 and 2016, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
In fiscal 2017, we recorded an impairment loss on one of our facilities of $3,275 due to damage caused by water intrusion around the facility's windows and roof. The impairment loss is included in the caption "Cost of support and service" in our consolidated statements of income and is included in our Bank segment.
NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the years ended June 30, 2017 and 2016, by reportable segments, is as follows:

	June 30,
Bank systems and services	2017	2016
Beginning balance	$423,282	$420,795
Goodwill, acquired during the year	—	6,099
Goodwill, written-off related to sale	(388)	(3,612)
Ending balance	$422,894	$423,282

Credit Union systems and services
Beginning balance	$129,571	$129,571
Goodwill, acquired during the year	—	—
Ending balance	$129,571	$129,571
The Goodwill written-off during fiscal 2017 was a result of our sale of our Regulatory Filing products to Fed Reporter on May 1, 2017. Goodwill allocated to the carrying amount of the net assets sold (mainly computer software) was calculated based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
The goodwill acquired during fiscal 2016 of $6,099 was a result of our purchase of Bayside Business Solutions, Inc. The goodwill arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition has been allocated to our Bank segment.
During fiscal 2016 the Company sold its Alogent business (Alogent) to Antelope Acquisition Co., an affiliate of Battery Ventures. Alogent was included in our Bank segment. Goodwill allocated to the carrying amount of the net assets sold was calculated based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$262,693	$(172,260)	$90,433
Computer software	$543,913	$(296,596)	$247,317
Other intangible assets:	$71,190	$(34,797)	$36,393

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$266,545	$(162,460)	$104,085
Computer software	$474,738	$(252,623)	$222,115
Other intangible assets:	$56,494	$(20,788)	$35,706
Customer relationships have lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $117,065 and costs of internal-use software of $130,252 at June 30, 2017. At June 30, 2016, costs of software to be sold, leased, or marketed totaled $108,991, and costs of internal-use software totaled $113,124.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 10 years. Amortization expense for computer software totaled $60,880, $54,810, and $43,798 for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. There were no material impairments in any of the fiscal years presented.
Our other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $90,109, $79,077, and $64,841 for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2017, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2018	$60,412	$12,220	$12,779	$85,411
2019	52,157	11,978	8,462	72,597
2020	41,555	10,074	2,962	54,591
2021	24,874	8,430	641	33,945
2022	9,522	7,811	613	17,946

NOTE 5.    DEBT
The Company’s outstanding long and short-term debt is as follows:

	June 30,	June 30,
	2017	2016
LONG-TERM DEBT
Revolving credit facility	$50,000	$—

SHORT-TERM DEBT
Capital leases	$—	$200

The following table summarizes the future annual principal payments required for all outstanding debt as of June 30, 2017:

Fiscal years ended June 30,
2020	50,000
$50,000
Capital leases
The Company had previously entered into various capital lease obligations for the use of certain computer equipment, but has no capital lease obligations at June 30, 2017. At June 30, 2016, the Company had capital lease obligations totaling $200 and property and equipment included assets under capital leases totaling $2,329, with accumulated depreciation totaling $898.
Revolving credit facility
The revolving credit facility provides for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2017 there was a $50,000 outstanding balance.
Other lines of credit
The Company renewed an unsecured bank credit line on April 24, 2017 which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line was renewed through April 30, 2019. At June 30, 2017, no amount was outstanding.
Interest
The Company paid interest of $767, $1,320, and $1,111 during the years ended June 30, 2017, 2016, and 2015, respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Property and Equipment
The Company had no material commitments at June 30, 2017 to purchase property and equipment. There were also no material commitments at June 30, 2016.
Leases
The Company leases certain property under operating leases which expire over the next 13 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.
As of June 30, 2017, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2018	$10,945
2019	8,172
2020	6,675
2021	4,578
2022	3,317
Thereafter	14,304
Total	$47,991
Rent expense was $10,195, $10,167, and $9,547 in 2017, 2016, and 2015 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2017	2016	2015
Current:
Federal	$80,752	$66,574	$70,555
State	9,469	7,571	5,221
Deferred:
Federal	25,756	34,355	28,018
State	5,184	3,169	1,425
	$121,161	$111,669	$105,219
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2017	2016
Deferred tax assets:
Contract and service revenues and costs	$54,908	$69,597
Expense reserves (bad debts, insurance, franchise tax and vacation)	14,648	14,770
Net operating loss carryforwards	3,547	3,543
Other, net	2,119	2,090
Total gross deferred tax assets	75,222	90,000
Valuation allowance	(357)	(608)
Net deferred tax assets	74,865	89,392

Deferred tax liabilities:
Accelerated tax depreciation	(36,994)	(40,857)
Accelerated tax amortization	(178,999)	(160,719)
Contract and service revenues and costs	(78,413)	(76,417)
Total gross deferred liabilities	(294,406)	(277,993)

Net deferred tax liability	$(219,541)	$(188,601)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2017	2016	2015
Computed "expected" tax expense	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.6%	1.9%	1.4%
Research and development credit	(2.0)%	(2.5)%	(1.5)%
Domestic production activities deduction	(2.1)%	(1.9)%	(2.0)%
Tax over book basis in subsidiary stock	—%	(1.7)%	—%
Tax effects of share-based payments	(0.7)%	—%	—%
Other (net)	0.2%	0.2%	0.4%
	33.0%	31.0%	33.3%
As of June 30, 2017, we have $5,193 of gross federal net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc., which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2017, we have state NOL carryforwards with a tax-effected value of $1,731. The federal and state losses have varying expiration dates, ranging from fiscal year 2017 to 2036. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $357 of these losses will expire unutilized.

Accordingly, a valuation allowance of $357 and $608 has been recorded against these assets as of June 30, 2017 and 2016, respectively.
The Company paid income taxes, net of refunds, of $96,074, $90,307, and $61,885 in 2017, 2016, and 2015 respectively.
At June 30, 2017, the Company had $5,449 of gross unrecognized tax benefits, $3,990 of which, if recognized, would affect our effective tax rate. At June 30, 2016, the Company had $7,421 of unrecognized tax benefits, $5,986 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $995 and $1,178 related to uncertain tax positions at June 30, 2017 and 2016, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $(105), $47, and $(155) in the years ending June 30, 2017, 2016, and 2015, respectively.
A reconciliation of the unrecognized tax benefits for the years ended June 30, 2017 and 2016 follows:

Unrecognized Tax Benefits
Balance at July 1, 2015	$7,104
Additions for current year tax positions	1,581
Reductions for current year tax positions	(56)
Additions for prior year tax positions	507
Reductions for prior year tax positions	(38)
Reductions related to expirations of statute of limitations	(1,677)
Balance at June 30, 2016	7,421
Additions for current year tax positions	1,457
Reductions for current year tax positions	—
Additions for prior year tax positions	23
Reductions for prior year tax positions	(766)
Settlements	(1,040)
Reductions related to expirations of statute of limitations	(1,646)
Balance at June 30, 2017	$5,449
During the period ended June 30, 2016, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax returns for fiscal years ended June 30, 2014 and 2015. The examination was completed during the quarter ending December 31, 2016. The closing of the examination did not result in a material change to the Company’s financial statements.
The U.S. federal and state income tax returns for June 30, 2014 and all subsequent years remain subject to examination as of June 30, 2017 under statute of limitations rules. We anticipate that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of June 30, 2017.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2017 and 2016) are maintained for potential credit losses.
In addition, some of the Company’s key solutions are dependent on technology manufactured by IBM Corporation and Microsoft. Termination of the Company’s relationship with either IBM or Microsoft could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the years ended June 30, 2017, 2016, and 2015 includes $11,129, $10,720, and $10,112 of equity-based compensation costs, respectively, of which $9,861, $9,712, and $9,251 relates to the restricted stock plans, respectively. The income tax benefits from stock option exercises and restricted stock vests totaled $2,638, $1,051, and $4,343 for the years ended June 30, 2017, 2016, and 2015, respectively.

2015 Equity Incentive Plan and 2005 Non-Qualified Stock Option Plan
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000. For stock options, terms and vesting periods of the options were determined by the Compensation Committee of the Board of Directors when granted. The option period must expire not more than ten years from the options grant date. The options granted under this plan are exercisable beginning three years after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, ninety days after termination of employment, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant.
The Company previously issued options to outside directors under the 2005 Non-Qualified Stock Option Plan (“2005 NSOP”). No additional stock options may be issued under this plan.
The 2005 NSOP was adopted by the Company on September 23, 2005, for its outside directors. Generally, options were exercisable beginning 6 months after grant at an exercise price equal to the fair market value of the stock at the grant date. For individuals who have served less than four continuous years, 25% of all options will vest after one year of service, 50% shall vest after two years, and 75% shall vest after three years of service on the Board. The options terminate upon surrender of the option, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant. 700 shares of common stock were reserved for issuance under this plan with a maximum of 100 for each director.
A summary of option plan activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2014	125	$22.29
Granted	—	—
Forfeited	—	—
Exercised	(25)	19.17
Outstanding July 1, 2015	100	23.07
Granted	—	—
Forfeited	—	—
Exercised	(50)	23.99
Outstanding July 1, 2016	50	22.14
Granted	32	87.27
Forfeited	—	—
Exercised	(10)	28.52
Outstanding June 30, 2017	72	$50.04	$3,859
Vested and Expected to Vest June 30, 2017	72	$50.04	$3,859
Exercisable June 30, 2017	40	$20.55	$3,333
There were 32 options granted in fiscal 2017, and no options granted during either of the two prior years presented. The weighted-average fair value at the grant date of options granted during fiscal 2017 was $15.78.
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All 32 options granted during fiscal 2017 were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk free interest rate used in our estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50
Volatility	19.60%
Risk free interest rate	1.24%
Dividend yield	1.28%
At June 30, 2017, there was $334 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of June 30, 2017 was 1.88 years.
The total intrinsic value of options exercised was $747, $3,011, and $1,044 for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.
Restricted Stock Plan and 2015 Equity Incentive Plan
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. The plan expired on November 1, 2015. Up to 3,000 shares of common stock were available for issuance under the plan. The 2015 EIP was adopted by the company on November 10, 2015 for its employees. Up to 3,000 shares of common stock are available for issuance under the 2015 Equity Incentive Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions will be lifted over periods ranging from 3 years to 5 years from grant date.
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2014	138	33.56
Granted	12	57.77
Vested	(71)	35.69
Forfeited	(7)	46.39
Outstanding July 1, 2015	72	34.28
Granted	22	66.31
Vested	(24)	43.45
Forfeited	(12)	23.82
Outstanding July 1, 2016	58	44.95
Granted	17	87.27
Vested	(38)	37.00
Forfeited	(1)	65.52
Outstanding June 30, 2017	36	$73.66
The non-vested share awards granted prior to July 1, 2016 do not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The 17 non-vested share awards granted during the year ending June 30, 2017 do participate in dividends during the restriction period. The weighted-average fair value of such participating awards was based on the fair market value on the grant date.
At June 30, 2017, there was $1,094 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 0.96 years.
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

The following table summarizes non-vested unit awards as of June 30, 2017, as well as activity for the year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2014	709	31.66
Granted	178	53.62
Vested	(277)	19.69
Forfeited	(111)	22.74
Outstanding July 1, 2015	499	48.13
Granted	130	75.99
Vested	(99)	44.09
Forfeited	(101)	45.89
Outstanding July 1, 2016	429	58.06
Granted	130	77.75
Vested	(136)	50.12
Forfeited	(37)	54.30
Outstanding June 30, 2017	386	$67.84	$40,043
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the grant dates are as follows:

	Year Ended June 30,
	2017	2016	2015
Volatility	16.0%	15.6%	17.8%
Risk free interest rate	0.93%	1.06%	1.06%
Dividend yield	1.3%	1.5%	1.5%
Stock Beta	0.684	0.741	0.765
For the year ended June 30, 2017, 85 unit awards were granted and measured using the above assumptions. The remaining 45 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At June 30, 2017, there was $9,887 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.04 years.
The fair value of restricted shares and units at vest date totaled $15,085, $8,677, and $20,275 for the years ended June 30, 2017, 2016, and 2015, respectively.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2017	2016	2015
Net Income	$245,793	$248,867	$211,221
Common share information:
Weighted average shares outstanding for basic earnings per share	77,856	79,416	81,353
Dilutive effect of stock options and restricted stock	399	318	248
Weighted average shares outstanding for diluted earnings per share	78,255	79,734	81,601
Basic earnings per share	$3.16	$3.13	$2.60
Diluted earnings per share	$3.14	$3.12	$2.59

Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 32 anti-dilutive stock options and restricted stock excluded for fiscal 2017, 0 shares excluded for fiscal 2016, and 0 shares excluded for fiscal 2015.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at a 15% discount. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense. Total expense recorded by the Company under the plan for the year ended June 30, 2017, 2016 and 2015 was $1,102, $1,008 and $861, respectively.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of eligible compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $17,550, $16,794, and $15,378 for fiscal 2017, 2016 and 2015, respectively.

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
The goodwill of $6,099 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Bayside Business Solutions, together with the value of Bayside Business Solutions’ assembled workforce. Goodwill from this acquisition has been allocated to our Bank Systems and Services segment. The goodwill is not expected to be deductible for income tax purposes.
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
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statement of income for the twelve months ended June 30, 2017 included revenue of $6,536 and after-tax net income of $1,307. For the twelve months ended June 30, 2016, Bayside Business Solutions' contributed $4,273 to revenue, and after-tax net income of $303.
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

	Year Ended
	June 30, 2017
	Bank	Credit Union	Total
REVENUE
License	$1,928	$457	$2,385
Support and service	1,025,378	358,960	1,384,338
Hardware	28,457	15,937	44,394
Total revenue	1,055,763	375,354	1,431,117
COST OF SALES
Cost of license	627	103	730
Cost of support and service	605,414	180,729	786,143
Cost of hardware	20,281	11,880	32,161
Total cost of sales	626,322	192,712	819,034
GROSS PROFIT	$429,441	$182,642	612,083

OPERATING EXPENSES			244,381

INTEREST INCOME (EXPENSE)			(748)

INCOME BEFORE INCOME TAXES			$366,954

	Year Ended
	June 30, 2016
	Bank	Credit Union	Total
REVENUE
License	$2,536	$505	$3,041
Support and service	960,738	340,240	1,300,978
Hardware	33,394	17,233	50,627
Total revenue	996,668	357,978	1,354,646
COST OF SALES
Cost of license	1,058	139	1,197
Cost of support and service	564,851	172,257	737,108
Cost of hardware	23,159	12,187	35,346
Total cost of sales	589,068	184,583	773,651
GROSS PROFIT	$407,600	$173,395	580,995

OPERATING EXPENSES			219,336

INTEREST INCOME (EXPENSE)			(1,123)

INCOME BEFORE INCOME TAXES			$360,536

	Year Ended
	June 30, 2015
	Bank	Credit Union	Total
REVENUE
License	$1,727	$908	$2,635
Support and service	922,545	278,107	1,200,652
Hardware	38,457	14,446	52,903
Total revenue	962,729	293,461	1,256,190
COST OF SALES
Cost of license	832	355	1,187
Cost of support and service	533,407	147,343	680,750
Cost of hardware	27,831	10,568	38,399
Total cost of sales	562,070	158,266	720,336
GROSS PROFIT	$400,659	$135,195	535,854

OPERATING EXPENSES			217,989

INTEREST INCOME (EXPENSE)			(1,425)

INCOME BEFORE INCOME TAXES			$316,440

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14: SUBSEQUENT EVENTS
Dividends
On August 18, 2017, the Company's Board of Directors declared a cash dividend of $0.31 per share on its common stock, payable on September 28, 2017 to shareholders of record on September 8, 2017.
Change in Reportable Segments
Beginning in the first quarter of fiscal 2018, JHA intends to make a change to the reportable segment structure. The current Bank and Credit Union segments will be replaced by four new segments: Payments, Core Software, Complementary Software, and Corporate/ Other. The proposed change is being made based on the view of our new Chief Operating Decision Maker, David Foss, that the Company could be more effectively managed using a product-centric approach as opposed to the customer-centric approach that had been previously used.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2017
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$694	$849	$516	$326	$2,385
Support and service	333,046	337,515	342,769	371,008	1,384,338
Hardware	11,288	10,189	10,482	12,435	44,394
Total revenue	345,028	348,553	353,767	383,769	1,431,117
COST OF SALES
Cost of license	252	59	280	139	730
Cost of support and service	185,892	191,269	198,844	210,138	786,143
Cost of hardware	8,619	6,818	7,603	9,121	32,161
Total cost of sales	194,763	198,146	206,727	219,398	819,034
GROSS PROFIT	150,265	150,407	147,040	164,371	612,083
OPERATING EXPENSES
Selling and marketing	22,127	21,903	23,571	25,696	93,297
Research and development	19,739	20,873	20,801	23,340	84,753
General and administrative	16,982	18,989	16,223	17,407	69,601
Gain on disposal of businesses*	—	36	(2,286)	(1,020)	(3,270)
Total operating expenses	58,848	61,801	58,309	65,423	244,381
OPERATING INCOME	91,417	88,606	88,731	98,948	367,702
INTEREST INCOME (EXPENSE)
Interest income	108	60	42	38	248
Interest expense	(142)	(184)	(278)	(392)	(996)
Total interest income (expense)	(34)	(124)	(236)	(354)	(748)
INCOME BEFORE INCOME TAXES	91,383	88,482	88,495	98,594	366,954
PROVISION FOR INCOME TAXES	29,139	29,668	28,451	33,903	121,161
NET INCOME	$62,244	$58,814	$60,044	$64,691	$245,793

Basic earnings per share	$0.79	$0.76	$0.77	$0.83	$3.16
Basic weighted average shares outstanding	78,413	77,814	77,597	77,602	77,856

Diluted earnings per share	$0.79	$0.75	$0.77	$0.83	$3.14
Diluted weighted average shares outstanding	78,844	78,180	77,932	78,064	78,255

*Gain on disposal of business was included in general and administrative expenses within the financial statements previously filed in the Company's Quarterly Reports on Form 10-Q.

	For the Year Ended June 30, 2016
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
REVENUE
License	$1,604	$634	$292	$511	$3,041
Support and service	307,746	320,219	319,649	353,364	1,300,978
Hardware	12,268	12,019	13,245	13,095	50,627
Total revenue	321,618	332,872	333,186	366,970	1,354,646
COST OF SALES
Cost of license	181	498	193	325	1,197
Cost of support and service	174,714	181,989	184,527	195,878	737,108
Cost of hardware	8,768	7,958	9,553	9,067	35,346
Total cost of sales	183,663	190,445	194,273	205,270	773,651
GROSS PROFIT	137,955	142,427	138,913	161,700	580,995
OPERATING EXPENSES
Selling and marketing	21,751	22,231	22,732	23,365	90,079
Research and development	18,554	18,862	19,854	23,964	81,234
General and administrative	17,113	16,547	16,497	17,357	67,514
Gain on disposal of businesses	—	—	—	(19,491)	(19,491)
Total operating expenses	57,418	57,640	59,083	45,195	219,336
OPERATING INCOME	80,537	84,787	79,830	116,505	361,659
INTEREST INCOME (EXPENSE)
Interest income	113	91	54	49	307
Interest expense	(220)	(276)	(486)	(448)	(1,430)
Total interest income (expense)	(107)	(185)	(432)	(399)	(1,123)
INCOME BEFORE INCOME TAXES	80,430	84,602	79,398	116,106	360,536
PROVISION FOR INCOME TAXES	29,064	25,254	25,515	31,836	111,669
NET INCOME	$51,366	$59,348	$53,883	$84,270	$248,867

Basic net income per share	$0.64	$0.75	$0.68	$1.07	$3.13
Basic weighted average shares outstanding	80,545	79,473	78,805	78,841	79,416

Diluted net income per share	$0.64	$0.74	$0.68	$1.06	$3.12
Diluted weighted average shares outstanding	80,735	79,770	79,167	79,261	79,734

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
Management’s Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2017; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2017 fiscal year end in the definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Executive Officers and Significant Employees” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, "Compensation and Risk", and “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015
- Consolidated Balance Sheets as of June 30, 2017 and 2016
- Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015
- Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.    Description

3.1.7	Restated Certificate of Incorporation attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003 (SEC File No. 0-14112).

3.2.6	Restated and Amended Bylaws attached as Exhibit 3.2.6 to the Company’s Current Report on Form 8-K filed February 17, 2016 (SEC File No. 0-14112).

10.8
Form of Indemnity Agreement entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996 (SEC File No. 0-14112).

10.32	Form of Restricted Stock Agreement (executives) attached as Exhibit 10.32 to the Company’s Current Report on Form 8-K filed September 10, 2007 (SEC File No. 0-14112).

10.38
Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008, attached as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed August 29, 2008 (SEC File No. 0-14112).

10.39	Revised Form of Restricted Stock Agreement (executives) attached as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009 (SEC File No. 0-14112).

10.43
Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010 (SEC File No. 0-14112).

10.44	Form of Performance Shares Agreement attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2012 (SEC File No. 0-14112).

10.45
Jack Henry & Associates, Inc. 2012 Annual Incentive Plan, effective September 1, 2012 and approved by the stockholders on November 14, 2012, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 16, 2012. (SEC File No. 0-14112)

10.46
Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2013 (SEC File No. 0-14112).

10.47	Form of Restricted Stock Agreement (independent directors) attached as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2013 (SEC File No. 0-14112).

10.48	Form of Termination Benefits Agreements (executives) attached as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed February 6, 2014 (SEC File No. 0-14112).

10.49	Jack Henry & Associates, Inc. Deferred Compensation Plan attached as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.50	Jack Henry & Associates, Inc. Non-Employee Directors Deferred Compensation Plan attached as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.51	Form of Performance Shares Agreement (executives) attached as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.52
Credit Agreement among Jack Henry & Associates, Inc., U.S. Bank National Association and certain other Lenders, attached as Exhibit 10.52 to the Company’s Current Report on Form 8-K filed February 24, 2015 (SEC File No. 0-14112).

10.53	Form of Restricted Stock Unit Agreement (Non-Employee Directors) attached as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.54	First Amendment to Credit Agreement attached as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.55	Second Amendment to Credit Agreement attached as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.56	Jack Henry & Associates, Inc. 2015 Equity Incentive Plan attached as Exhibit 10.56 to the Company's Current Report on Form 8-K filed November 16, 2015 (SEC File No. 0-14112).

10.57	Form of Restricted Stock Unit Agreement (non-employee directors) attached as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed February 5, 2016 (SEC File No. 0-14112).

10.58	Form of Nonqualified Stock Option Agreement (executives) attached as Exhibit 10.58 to the Company’s Current Report on Form 8-K filed July 1, 2016 (SEC File No. 0-14112).

10.59	Form of Restricted Stock Agreement (executives) attached as Exhibit 10.59 to the Company’s Current Report on Form 8-K filed July 1, 2016 (SEC File No. 0-14112).

10.60	Form of Performance Shares Agreement attached as Exhibit 10.60 to the Company's Current Report of Form 8-K filed September 13, 2016 (SEC File No. 0-14112).

10.61
Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective November 10, 2016, attached as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed November 16, 2016 (SEC File No. 333-214631).

10.62*	Form of Performance Shares Agreement.

21.1*	List of the Company’s subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP.

23.2*	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer.

31.2*	Certification of the Chief Financial Officer.

32.1*	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this report on Form 10-K.

** Filed with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and June 30, 2016, (ii) the Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2017.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John F. Prim John F. Prim	Executive Chairman of the Board and Director	August 25, 2017

/s/ David B. Foss David B. Foss	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 25, 2017

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Accounting Officer)	August 25, 2017

/s/ Matthew Flanigan Matthew Flanigan	Director	August 25, 2017

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 25, 2017

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 25, 2017

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 25, 2017

/s/ Laura G. Kelly Laura G. Kelly	Director	August 25, 2017

/s/ Shruti Miyashiro Shruti S. Miyashiro	Director	August 25, 2017

/s/ Wesley A. Brown Wesley A. Brown	Director	August 25, 2017