Form 10-Q
period 2017-09-30
HENRY JACK & ASSOCIATES INC
filed 2017-11-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 3, 2017, the Registrant had 77,234,465 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,040	$114,765
Receivables, net	172,515	276,923
Income tax receivable	2,942	20,135
Prepaid expenses and other	70,809	66,894
Deferred costs	53,565	41,314
Total current assets	403,871	520,031
PROPERTY AND EQUIPMENT, net	273,834	282,934
OTHER ASSETS:
Non-current deferred costs	93,793	96,847
Computer software, net of amortization	255,294	247,317
Other non-current assets	84,699	82,525
Customer relationships, net of amortization	89,447	90,433
Other intangible assets, net of amortization	36,576	36,393
Goodwill	558,831	552,465
Total other assets	1,118,640	1,105,980
Total assets	$1,796,345	$1,908,945
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,857	$6,841
Accrued expenses	72,685	81,574
Accrued income taxes	8,682	—
Deferred revenues	324,516	382,777
Total current liabilities	414,740	471,192
LONG-TERM LIABILITIES:
Non-current deferred revenues	115,049	128,607
Non-current deferred income tax liability	220,900	219,541
Debt, net of current maturities	—	50,000
Other long-term liabilities	7,843	7,554
Total long-term liabilities	343,792	405,702
Total liabilities	758,532	876,894
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,188,252 shares issued at September 30, 2017; 103,083,299 shares issued at June 30, 2017	1,032	1,031
Additional paid-in capital	448,288	452,016
Retained earnings	1,624,785	1,585,278
Less treasury stock at cost 25,961,920 shares at September 30, 2017; 25,660,212 shares at June 30, 2017;	(1,036,292)	(1,006,274)
Total stockholders' equity	1,037,813	1,032,051
Total liabilities and equity	$1,796,345	$1,908,945
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2017	2016
REVENUE	$359,934	$345,028

EXPENSES
Cost of Revenue	204,715	194,763
Research and Development	20,929	19,739
Selling, General, and Administrative	43,733	39,109
Gain on Disposal of a Business	(1,705)	—
Total Expenses	267,672	253,611

OPERATING INCOME	92,262	91,417

INTEREST INCOME (EXPENSE)
Interest Income	147	108
Interest Expense	(189)	(142)
Total Interest Income (Expense)	(42)	(34)

INCOME BEFORE INCOME TAXES	92,220	91,383

PROVISION FOR INCOME TAXES	28,809	29,139

NET INCOME	$63,411	$62,244

Basic earnings per share	$0.82	$0.79
Basic weighted average shares outstanding	77,283	78,413

Diluted earnings per share	$0.82	$0.79
Diluted weighted average shares outstanding	77,646	78,844

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$63,411	$62,244
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,419	12,390
Amortization	23,856	21,746
Change in deferred income taxes	1,359	7,783
Expense for stock-based compensation	1,513	1,197
(Gain)/loss on disposal of assets and businesses	(1,620)	194
Changes in operating assets and liabilities:
Change in receivables	105,243	105,495
Change in prepaid expenses, deferred costs and other	(13,645)	(22,313)
Change in accounts payable	2,000	(7,504)
Change in accrued expenses	(9,881)	(16,362)
Change in income taxes	26,141	19,687
Change in deferred revenues	(72,074)	(51,186)
Net cash from operating activities	138,722	133,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(10,455)	—
Capital expenditures	(3,708)	(8,113)
Proceeds from the sale of businesses	200	—
Proceeds from the sale of assets	106	777
Internal use software	(3,452)	(4,328)
Computer software developed	(22,976)	(20,237)
Net cash from investing activities	(40,285)	(31,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(50,000)	(200)
Purchase of treasury stock	(30,018)	(61,338)
Dividends paid	(23,904)	(21,857)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(7,033)	(5,337)
Proceeds from sale of common stock	1,792	1,470
Net cash from financing activities	(109,162)	(87,261)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(10,725)	$14,209
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$70,310
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,040	$84,519

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2017 and 2016 equals the Company’s net income.
Prior Period Reclassification
During the first quarter of fiscal 2018, the Company's management decided to change the presentation of its income statement, along with a change in the segment structure (see Note 9), in order to more clearly align with the way management manages the Company and evaluates performance. Amounts within the condensed consolidated statements of income for the three months ended September 30, 2016 have been reclassified to improve comparability with the three months ended September 30, 2017. Revenue was previously classified as license, support and service, and hardware, and has been reclassified into one "Revenue" caption. Cost of sales was previously presented under three captions to correspond with our three lines of revenue, and has now been condensed to one caption, "Cost of Revenue". We have elected to include all operating expenses, including cost of revenue, under one expenses heading. Previously, cost of revenue was presented separately from operating expenses in order to show gross profit. Gross profit has been removed from our current presentation due to management focus on operating income. Additionally, within operating expenses, selling and marketing expense and general and administrative expense were previously presented under two captions, but are now condensed under one caption, labeled "Selling, General, and Administrative."
Property and Equipment and Intangible Assets
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2017 totaled $356,559 and at June 30, 2017 totaled $345,014.
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $527,487 and $503,653 at September 30, 2017 and June 30, 2017, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2017, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at September 30, 2017 is $1,036,292. During the first three months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Dividends declared per share were $0.31 and $0.28, for the three months ended September 30, 2017 and 2016, respectively.

Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended June 30, 2017. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2017.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of September 30, 2017, the results of its operations for the three months ending September 30, 2017 and 2016, and its cash flows for the three months ending September 30, 2017 and 2016. The condensed consolidated balance sheet at June 30, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2017
Financial Assets:
Money market funds	$65,491	$—	$—	$65,491
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$—	$—	$—
June 30, 2017
Financial Assets:
Money market funds	$68,474	$—	$—	$68,474
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

Non-Recurring Fair Value Measurements
June 30, 2017
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale within twelve months of June 30, 2017.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. Additional guidance, including ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, also addresses specific aspects of the new standard and are being considered. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect as of the beginning of the period of adoption.
The Company has taken the following steps in evaluating and planning for the implementation of the new standard:

•
Organization of a cross-functional implementation team whose goals are to: assess the impact of the guidance on each of our revenue streams by applying the five step model; determine new processes and procedures necessary to ensure proper revenue and cost recognition; quantify the effects of the new standard on prior and current year revenue; determine opening balances for deferred revenues and costs as of the beginning of fiscal 2017; develop disclosures required upon the adoption of the new standard; and develop new internal controls to ensure compliance with the new standard.

•	Selected and begun implementation and testing of new revenue recognition software that will apply the five-step model to each of our customer contracts.

•	Begun comparisons of revenue recognition under current accounting methods versus under ASC 606 for each of our revenue streams.
Determinations that have been made regarding the effect of the new standard are as follows:

•
We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to Accounting Standards Codification (ASC) Topic 985. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. Under the current standard, license and implementation revenue on these arrangements is often recognized over the maintenance period of the software due to a lack of vendor-specific objective evidence of fair value ("VSOE") for these elements. Under ASC 606, revenue for license and implementation will no longer be deferred due solely to a lack of VSOE.

•
This new model will require more use of judgments and estimates than the current standard, including identifying performance obligations, estimating variable consideration, and allocating the transaction price to each performance obligation. We will be required to estimate the total expected value of variable charges, arising from items such as maintenance and transaction or item processing, at contract inception and include those estimates in the total transaction price of the contract to be allocated to each performance obligation. These estimates will be modified over the term of the contract, resulting in re-allocations of the transaction price and adjustments to revenue recognized on the contract.

Significant implementation matters yet to be addressed include:

•	Which transition approach will be applied.

•	Determination of opening balances for deferred revenues and costs, and the quantitative effect of the new standard on prior and current year revenues and costs.

•	Development of required disclosures under the new standard.

•	Updates to our internal controls surrounding the new processes.
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements. Specifically, the standard requires operating lease commitments to be recorded as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for Jack Henry's annual reporting period beginning July 1, 2019 and early adoption is permitted. At transition, a modified retrospective approach must be utilized to measure leases as of the beginning of the earliest period presented. The Company is currently assessing the impact this new standard will have on our consolidated financial statements and when we will adopt it.
ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. Early adoption is permitted. We do not expect any significant impact to our financial statements as a result of this standard.

NOTE 4.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At September 30, 2017, there was no outstanding revolving loan balance. There was $50,000 outstanding balance at June 30, 2017.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At September 30, 2017, no amount was outstanding. There was also no balance outstanding at June 30, 2017.
Interest
The Company paid interest of $189 and $96 during the three months ended September 30, 2017 and 2016, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 31.2% of income before income taxes for the quarter ended September 30, 2017, compared to 31.9% for the same quarter in fiscal 2017.
The Company paid income taxes, net of refunds, of $747 and $1,446 in the three months ended September 30, 2017 and 2016, respectively.
At September 30, 2017, the Company had $5,660 of gross unrecognized tax benefits, $4,188 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,051 and $1,304 related to uncertain tax positions at September 30, 2017 and 2016, respectively.
The U.S. federal and state income tax returns for fiscal year 2014 and all subsequent years remain subject to examination as of September 30, 2017 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of September 30, 2017.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2017 and 2016 included $1,513 and $1,197 of stock-based compensation costs, respectively.

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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2017	72	$50.04
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2017	72	$50.04	$3,781
Vested and Expected to Vest September 30, 2017	72	$50.04	$3,781
Exercisable September 30, 2017	40	$20.55	$3,290
At September 30, 2017, there was $292 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of September 30, 2017 was 1.75 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2017, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2017	36	$73.66
Granted	—	—
Vested	(11)	57.60
Forfeited	—	64.96
Outstanding September 30, 2017	25	$80.28
At September 30, 2017, there was $828 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 1.02 years.

The following table summarizes non-vested unit awards as of September 30, 2017, as well as activity for the three months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2017	386	$67.84
Granted	83	90.11
Vested	(139)	53.80
Forfeited	(3)	75.36
Outstanding September 30, 2017	327	$79.38	$33,659
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 81 unit awards granted in fiscal 2018 are as follows:

Volatility	15.60%
Risk free interest rate	1.55%
Dividend yield	1.20%
Stock Beta	0.687
The remaining 2 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At September 30, 2017, there was $15,290 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.76 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2017	2016
Net Income	$63,411	$62,244
Common share information:
Weighted average shares outstanding for basic earnings per share	77,283	78,413
Dilutive effect of stock options and restricted stock	363	431
Weighted average shares outstanding for diluted earnings per share	77,646	78,844
Basic earnings per share	$0.82	$0.79
Diluted earnings per share	$0.82	$0.79
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2017 and 2016. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 0 anti-dilutive stock options and restricted stock shares excluded for the three month period ended September 30, 2017 and 32 shares excluded for the three month period ended September 30, 2016.

NOTE 8.    BUSINESS ACQUISITION
Vanguard Software Group
On August 31, 2017, the Company acquired all equity interest of Vanguard Software Group, a Florida-based company specializing in the underwriting, spreading, and online decisioning of commercial loans, for $10,744 paid in cash. This acquisition was funded using existing operating cash. The addition of Vanguard Software Group to the Company's ProfitStars® Lending Solutions Group expands functionality offered to clients, allowing for near-real-time communication with Jack Henry and Associates' core processing and ancillary solutions, and also enhances cross-sell opportunities.
Management has completed a preliminary purchase price allocation of Vanguard Software Group and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of August 31, 2017 are set forth below:

Current assets	$1,153
Long-term assets	14
Identifiable intangible assets	4,195
Total liabilities assumed	(1,117)
Total identifiable net assets	4,245
Goodwill	6,499
Net assets acquired	$10,744
The amounts shown above may change in the near term as management finalizes its calculation of the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.
The goodwill of $6,499 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Vanguard Software Group, together with the value of Vanguard Software Group's assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $2,234, computer software of $1,426, and other intangible assets of $535. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $289. The fair value of current assets acquired included accounts receivable of $847. The gross amount of receivables was $847, none of which was expected to be uncollectible.
Costs incurred related to the acquisition of Vanguard Software Group were immaterial for the periods presented.
The Company's consolidated statements of income for the first quarter of fiscal 2018 included revenue of $99 and an after-tax net loss of $115 resulting from Vanguard Software Group's operations.
The accompanying consolidated statements of income for the three months ended September 30, 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

NOTE 9.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for in-house installations or outsourced services) for banks and credit unions. Beginning in the first quarter of fiscal 2018, JHA changed its reportable segment structure from two customer-centric segments, Bank and Credit Union, to four product-centric segments. The change was made based on the view of our Chief Executive Officer, who is also our Chief Operating Decision Maker, that the Company could be more effectively managed using a product-centric approach and was driven by the first budgetary process under his administration. He requested changes in reports he regularly reviews for the purposes of allocating resources and assessing performance.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/ member information. The Payments segment provides secure payment processing tools and services, including: ATM, debit, and credit card processing services; online and mobile bill pay solutions; and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast.

The prior period presented has been retroactively restated to conform to the new segment structure.

	Three Months Ended
	September 30, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$122,068	$9,087	$79,068	$14,072	$224,295
Processing	6,864	114,067	14,704	4	135,639
Total Revenue	128,932	123,154	93,772	14,076	359,934

Cost of Revenue	56,262	57,266	40,477	50,710	204,715
Research and Development					20,929
Selling, General, and Administrative					43,733
Gain on Disposal of Businesses					(1,705)
Total Expenses					267,672

SEGMENT INCOME	$72,670	$65,888	$53,295	$(36,634)

OPERATING INCOME					92,262

INTEREST INCOME (EXPENSE)					(42)

INCOME BEFORE INCOME TAXES					$92,220

	Three Months Ended
	September 30, 2016
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$110,795	$13,593	$78,277	$14,825	$217,490
Processing	6,112	108,737	12,652	37	127,538
Total Revenue	116,907	122,330	90,929	14,862	345,028

Cost of Revenue	52,750	56,020	38,826	47,167	194,763
Research and Development					19,739
Selling, General, and Administrative					39,109
Gain on Disposal of Businesses					—
Total Expenses					253,611

SEGMENT INCOME	$64,157	$66,310	$52,103	$(32,305)

OPERATING INCOME					91,417

INTEREST INCOME (EXPENSE)					(34)

INCOME BEFORE INCOME TAXES					$91,383

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 10: SUBSEQUENT EVENTS
Dividends
On November 9, 2017, the Company's Board of Directors declared a cash dividend of $0.31 per share on its common stock, payable on December 15, 2017 to shareholders of record on November 30, 2017.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2017.
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to US banks ranging from community banks to multi-billion dollar institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery.
Our two primary revenue streams are "Services and support" and "Processing". Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or longer at inception; "Product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "Remittance" revenue from payment processing, remote capture, and automated clearing house (ACH) transactions; "Card" fees, including card transaction processing and monthly fees; and "Transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2018, total revenue increased 4% or $14,906 compared to the same quarter in the prior year, despite a $5,789 decrease in deconversion fees. Excluding deconversion fees, total revenue increased 6%.
Operating expenses increased 6% compared to the first quarter of fiscal 2017, mainly due to a 3% increase in headcount and increased salaries and benefits. Provision for income taxes decreased 1% compared to the prior year quarter.
The increased revenue and above changes resulted in a 2% increase in net income for the first quarter of fiscal 2018 compared to the first quarter in fiscal 2017. Excluding deconversion fees from each period, net income increased 9%.
We move into the second quarter of fiscal 2018 following a strong performance in the first quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ending September 30, 2017 follows. All dollar amounts are in thousands and discussions compare the current three months ending September 30, 2017 to the prior year three months ending September 30, 2016.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2017	2016
Services and Support	$224,295	$217,490	3%
Percentage of total revenue	62%	63%
There was 3% growth in services and support revenue in the first quarter of fiscal 2018 compared to the same quarter last year, due primarily to increased outsourcing and cloud revenue. Excluding deconversion fees from each period presented, services and support revenue grew 6%.

Processing	Three Months Ended September 30,		% Change
	2017	2016
Processing	$135,639	$127,538	6%
Percentage of total revenue	38%	37%
Processing revenue increased 6% in the first quarter of fiscal 2018 compared to the same quarter last year, with increases in each of its three components.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2017	2016
Cost of Revenue	$204,715	$194,763	5%
Percentage of total revenue	57%	56%
Cost of revenue for the first quarter of fiscal 2018 increased 5% over the prior year, due primarily to increased salaries, professional services, direct cost of product, and amortization related to capitalized software. The Company continues to focus on cost management.

Research and Development	Three Months Ended September 30,		% Change
	2017	2016
Research and Development	$20,929	$19,739	6%
Percentage of total revenue	6%	6%
Research and development expenses increased for the quarter, primarily due to increased salary and personnel costs. However, they remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2017	2016
Selling, General, and Administrative	$43,733	$39,109	12%
Percentage of total revenue	12%	11%
The 12% increase in selling, general and administrative expenses in the current quarter was mainly due to increased commissions, benefit expenses, and professional services expenses due to contracting with outside experts in our preparation for adoption of the new ASC 606 revenue standard.
Gain on Disposal of a Business
In the first quarter of fiscal 2018, we sold our jhaDirect product line to Kristopher James Company, resulting in a gain of $1,705.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2017	2016
Interest Income	$147	$108	36%
Interest Expense	$(189)	$(142)	33%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2017	2016
Provision for Income Taxes	$28,809	$29,139	(1)%
Effective Rate	31.2%	31.9%
The effective tax rate for the quarter was fairly consistent with the first quarter of fiscal 2017.
NET INCOME
Net income increased 2% to $63,411, or $0.82 per diluted share for the first quarter of fiscal 2018, compared to $62,244, or $0.79 per diluted share, in the same period of fiscal 2017, resulting in a 3% increase in diluted earnings per share. Excluding deconversion fees from each period, net income increased 9%, and diluted earnings per share increased 12%.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
Beginning in the first quarter of fiscal 2018, JHA changed its reportable segment structure from two customer-centric segments, Bank and Credit Union, to four product-centric segments. The change was made based on the view of our Chief Executive Officer, who is also our Chief Operating Decision Maker, that the Company could be more effectively managed using a product-centric approach and was driven by the first budgetary process under his administration.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/ member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The prior period presented has been retroactively restated to conform to the new segment structure.

Core
	Three Months Ended September 30,		% Change
	2017	2016
Revenue	$128,932	$116,907	10%
Cost of Revenue	$56,262	$52,750	7%
Revenue in the Core segment increased 10%, while cost of revenue increased 7%, for the three months ended September 30, 2017. Excluding deconversion fees from each period, revenue increased 12%. The revenue increase was primarily related to increased product delivery and services revenue being recognized as a result of terminations of pending products and services on certain bundled arrangements that have allowed for the release of revenue that was being deferred until contract completion. Another driver of the revenue increase was a 5% increase in Outsourcing and Cloud revenue. Cost of revenue declined 1% as a percentage of revenue.

Payments
	Three Months Ended September 30,		% Change
	2017	2016
Revenue	$123,154	$122,330	1%
Cost of Revenue	$57,266	$56,020	2%
Revenue in the Payments segment increased 1% for the first quarter of fiscal 2018 compared to the equivalent quarter last fiscal year, despite a drop in deconversion fees for the current period. Excluding deconversion fees from each quarter, payments segment revenue increased 4%. The improvement in the current quarter was due to increased remittance and card processing revenue. Cost of revenue increased 2%, but remained consistent as a percentage of revenue.

Complementary
	Three Months Ended September 30,		% Change
	2017	2016
Revenue	$93,772	$90,929	3%
Cost of Revenue	$40,477	$38,826	4%
Revenue in the Complementary segment increased 3% for the quarter, driven by increases in outsourcing and cloud services, as well as transaction and digital processing. Excluding deconversion fees from both periods, complementary segment revenue increased 4%. Cost of revenue increased 4% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, remaining consistent as a percentage of revenue.

Corporate and Other
	Three Months Ended September 30,		% Change
	2017	2016
Revenue	$14,076	$14,862	(5)%
Cost of Revenue	$50,710	$47,167	8%
Revenue in the Corporate and Other segment for the three months ended September 30, 2017 decreased 5% mainly due to a loss of revenue from our jhaDirect product line, which was sold during the second month of the quarter. Revenue classified in the corporate and other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments. Revenue within this segment is expected to be lower in fiscal 2018 compared to fiscal 2017 due to the sale of the jhaDirect product line in the first quarter of fiscal 2018. For the full fiscal year 2017, revenue from jhaDirect totaled $6,536.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue is primarily related to increased salary and benefit costs and higher licenses and fees in the first quarter of fiscal 2018 compared to the same quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $104,040 at September 30, 2017 from $114,765 at June 30, 2017. The decrease from June 30, 2017 is primarily due to repayment on our revolving credit facility.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2017	2016
Net income	$63,411	$62,244
Non-cash expenses	37,527	43,310
Change in receivables	105,243	105,495
Change in deferred revenue	(72,074)	(51,186)
Change in other assets and liabilities	4,615	(26,492)
Net cash provided by operating activities	$138,722	$133,371
Cash provided by operating activities increased 4% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2018 totaled $40,285 and included: $22,976 for the ongoing enhancements and development of existing and new product and service offerings; $10,455, net of cash acquired, for the purchase of Vanguard Software Group; capital expenditures on facilities and equipment of $3,708; and $3,452 for the purchase and development of internal use software. This was partially offset by $200 of proceeds from the sale of jhaDirect, and $106 of proceeds from asset sales. Cash used in investing activities for the first three months of fiscal 2017 totaled $31,901 and included $20,237 for the development of software, capital expenditures of

$8,113, and $4,328 for the purchase and development of internal use software, partially offset by $777 of proceeds from the sale of assets.
Financing activities used cash of $109,162 for the first three months of fiscal 2018. Cash used was $50,000 for repayment on or our revolving credit facility, $30,018 for the purchase of treasury shares, dividends paid to stockholders of $23,904, and $5,240 net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first three months of fiscal 2017 of $87,261. Cash used was $61,338 for the purchase of treasury shares, dividends paid to stockholders of $21,857, repayments on capital leases of $200, and $3,866 net cash outflow from the issuance of stock and tax related to stock-based compensation.
At September 30, 2017, the Company had negative working capital of $10,869, however, the largest component of current liabilities was deferred revenue of $324,516, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $300,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $3,708 and $8,113 for the three months ending September 30, 2017 and September 30, 2016, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2018 are not expected to exceed $60,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2017, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at September 30, 2017 is $1,036,292. During the first three months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At September 30, 2017, there was no outstanding revolving loan balance. There was $50,000 outstanding balance at June 30, 2017.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At September 30, 2017, no amount was outstanding. There was also no balance outstanding at June 30, 2017.

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
We have no outstanding debt with variable interest rates as of September 30, 2017, and therefore are not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending September 30, 2017, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1- July 31, 2017	—	$—	—	4,330,404
August 1- August 31, 2017	302,252	99.51	301,708	4,028,696
September 1- September 30, 2017	2,604	105.66	—	4,028,696
Total	304,856	99.56	301,708	4,028,696

(1) 301,708 shares were purchased through a publicly announced repurchase plan. There were 3,148 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

3.2.7	Restated and Amended Bylaws of Jack Henry & Associates, Inc., effective September 22, 2017 (incorporated by reference as Exhibit 3.2.7 to form 8-K filed September 27, 2017.

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and June 30, 2017, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 9, 2017	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	November 9, 2017	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer