Form 10-Q
period 2017-12-31
HENRY JACK & ASSOCIATES INC
filed 2018-02-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
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

As of January 31, 2018, the Registrant had 77,261,505 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,719	$114,765
Receivables, net	166,827	276,923
Income tax receivable	23,630	20,135
Prepaid expenses and other	71,427	66,894
Deferred costs	49,997	41,314
Total current assets	369,600	520,031
PROPERTY AND EQUIPMENT, net	272,086	282,934
OTHER ASSETS:
Non-current deferred costs	94,438	96,847
Computer software, net of amortization	278,235	247,317
Other non-current assets	90,641	82,525
Customer relationships, net of amortization	119,925	90,433
Other intangible assets, net of amortization	39,822	36,393
Goodwill	652,329	552,465
Total other assets	1,275,390	1,105,980
Total assets	$1,917,076	$1,908,945
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,135	$6,841
Accrued expenses	75,397	81,574
Deferred revenues	265,222	382,777
Total current liabilities	353,754	471,192
LONG-TERM LIABILITIES:
Non-current deferred revenues	110,466	128,607
Non-current deferred income tax liability	166,789	219,541
Debt, net of current maturities	100,000	50,000
Other long-term liabilities	12,067	7,554
Total long-term liabilities	389,322	405,702
Total liabilities	743,076	876,894
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,218,206 shares issued at December 31, 2017; 103,083,299 shares issued at June 30, 2017	1,032	1,031
Additional paid-in capital	452,841	452,016
Retained earnings	1,756,419	1,585,278
Less treasury stock at cost 25,961,920 shares at December 31, 2017; 25,660,212 shares at June 30, 2017;	(1,036,292)	(1,006,274)
Total stockholders' equity	1,174,000	1,032,051
Total liabilities and equity	$1,917,076	$1,908,945
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
REVENUE	$374,756	$348,553	$734,690	$693,581

EXPENSES
Cost of Revenue	211,653	198,146	416,368	392,908
Research and Development	22,414	20,873	43,343	40,611
Selling, General, and Administrative	45,613	40,928	89,346	80,038
Gain on Disposal of a Business	(189)	—	(1,894)	—
Total Expenses	279,491	259,947	547,163	513,557

OPERATING INCOME	95,265	88,606	187,527	180,024

INTEREST INCOME (EXPENSE)
Interest Income	146	60	293	167
Interest Expense	(250)	(184)	(439)	(326)
Total Interest Income (Expense)	(104)	(124)	(146)	(159)

INCOME BEFORE INCOME TAXES	95,161	88,482	187,381	179,865

PROVISION/ (BENEFIT) FOR INCOME TAXES	(60,413)	29,668	(31,604)	58,807

NET INCOME	$155,574	$58,814	$218,985	$121,058

Basic earnings per share	$2.01	$0.76	$2.83	$1.55
Basic weighted average shares outstanding	77,218	77,814	77,250	78,114

Diluted earnings per share	$2.01	$0.75	$2.82	$1.54
Diluted weighted average shares outstanding	77,565	78,180	77,606	78,512

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$218,985	$121,058
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	24,602	24,892
Amortization	48,711	44,568
Change in deferred income taxes	(72,721)	8,745
Expense for stock-based compensation	4,609	4,230
(Gain)/loss on disposal of assets and businesses	(1,841)	671
Changes in operating assets and liabilities:
Change in receivables	115,572	107,667
Change in prepaid expenses, deferred costs and other	(17,105)	(22,241)
Change in accounts payable	5,371	1,221
Change in accrued expenses	(15,386)	(18,339)
Change in income taxes	2,317	5,007
Change in deferred revenues	(136,206)	(113,612)
Net cash from operating activities	176,908	163,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,654)	—
Capital expenditures	(12,249)	(17,405)
Proceeds from the sale of businesses	350	—
Proceeds from the sale of assets	205	830
Internal use software	(6,025)	(11,455)
Computer software developed	(46,936)	(41,673)
Net cash from investing activities	(202,309)	(69,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	100,000	50,000
Repayments on credit facilities	(50,000)	(200)
Purchase of treasury stock	(30,018)	(103,885)
Dividends paid	(47,844)	(43,582)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(7,144)	(5,394)
Proceeds from sale of common stock	3,360	2,774
Net cash from financing activities	(31,645)	(100,286)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,046)	$(6,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$70,310
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,719	$64,188

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
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2017 and 2016 equals the Company’s net income.
Prior Period Reclassification
During the first quarter of fiscal 2018, the Company's management decided to change the presentation of its income statement, along with a change in the segment structure (see Note 9), in order to more clearly align with the way management manages the Company and evaluates performance. Amounts within the condensed consolidated statements of income for the three and six months ended December 31, 2016 have been reclassified to improve comparability with the three and six months ended December 31, 2017. Revenue was previously classified as license, support and service, and hardware, and has been reclassified into one "Revenue" caption. Cost of sales was previously presented under three captions to correspond with our three lines of revenue, and has now been condensed to one caption, "Cost of Revenue". We have elected to include all operating expenses, including cost of revenue, under one expenses heading. Previously, cost of revenue was presented separately from operating expenses in order to show gross profit. Gross profit has been removed from our current presentation due to management's focus on operating income. Additionally, within operating expenses, selling and marketing expense and general and administrative expense were previously presented under two captions, but are now condensed under one caption, labeled "Selling, General, and Administrative."
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2017 totaled $368,599 and at June 30, 2017 totaled $345,014.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $552,340 and $503,653 at December 31, 2017 and June 30, 2017, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2017, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at December 31, 2017 is $1,036,292. During the first six months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.

Dividends declared per share were $0.31 and $0.28, for the three months ended December 31, 2017 and 2016, respectively, and totaled $0.62 and $0.56 for the six months ended December 31, 2017 and 2016, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of December 31, 2017, the results of its operations for the three and six months ending December 31, 2017 and 2016, and its cash flows for the six months ending December 31, 2017 and 2016. The condensed consolidated balance sheet at June 30, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the period ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. Additional guidance, including ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, also addresses specific aspects of the new standard and are being considered. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective).
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

•	Continued implementation and testing of new revenue recognition software that will apply the five-step model to each of our customer contracts.

•	Continued comparisons of revenue recognition under current accounting methods versus under ASC 606 for each of our revenue streams.
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

•
This new model will require more use of judgments and estimates than the current standard, including identifying performance obligations, estimating variable consideration, and allocating the transaction price to each performance obligation. We will be required to estimate the total expected value of variable consideration, arising from items such as maintenance and transaction or item processing, at contract inception and include those estimates in the total transaction price of the contract to be allocated to each performance obligation. These estimates will be modified over the term of the contract, resulting in re-allocations of the transaction price and adjustments to revenue recognized on the contract.

Significant implementation matters yet to be addressed include:

•
Which transition approach will be applied. While we plan to adopt the standard using the full retrospective method, our ability to achieve that depends on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period consolidated financial statements.

•	Determination of opening balances for deferred revenues and costs, and the quantitative effect of the new standard on prior and current year revenues and costs.

•	Development of required disclosures under the new standard.

•	Updates to our internal controls surrounding the new processes.
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for Jack Henry's annual reporting period beginning July 1, 2019 and early adoption is permitted. At transition, a modified retrospective approach must be utilized to measure leases as of the beginning of the earliest period presented, however, the FASB has provided certain practical expedients, which the Company is currently evaluating. The Company is currently assessing the impact this new standard will have on our consolidated financial statements and when we will adopt it.
ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. Early adoption is permitted. We do not expect any significant impact to our financial statements as a result of this standard.

NOTE 3.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Fair value of financial assets, included in cash and cash equivalents, and financial liabilities is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2017
Financial Assets:
Money market funds	$21,581	$—	$—	$21,581
Certificate of Deposit	$—	$1,000	$—	$1,000
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000
June 30, 2017
Financial Assets:
Money market funds	$68,474	$—	$—	$68,474
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

Non-Recurring Fair Value Measurements
June 30, 2017
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale within twelve months of June 30, 2017.

NOTE 4.    INTANGIBLE ASSETS
The estimated aggregate future amortization expense for the remainder of fiscal 2018 and each of the next four years for all intangible assets remaining as of December 31, 2017, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2018 (remainder)	$33,443	$8,182	$7,613	$49,238
2019	62,836	16,399	11,773	91,008
2020	52,282	13,906	6,279	72,467
2021	34,637	11,750	1,717	48,104
2022	19,464	10,689	1,121	31,274

NOTE 5.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At December 31, 2017, there was an outstanding revolving loan balance of $100,000. There was a $50,000 outstanding balance at June 30, 2017.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At December 31, 2017, no amount was outstanding. There was also no balance outstanding at June 30, 2017.
Interest
The Company paid interest of $355 and $188 during the six months ended December 31, 2017 and 2016, respectively.

NOTE 6.    INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law, which includes numerous provisions that impact the Company, including reducing the U.S. federal tax rate, eliminating the Domestic Production Activities Deduction in future tax years, and providing expanded asset expensing. The TCJA reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. For the Company’s fiscal year 2018, a blended U.S. federal statutory tax rate of approximately 28% will apply to the Company.
The effective tax rate was (63.5)% of income before income taxes for the quarter ended December 31, 2017, compared to 33.5% for the same quarter in fiscal 2017. For the six months ended December 31, 2017 the effective tax rate was (16.9)%, compared to 32.7% for the six months ended December 31, 2016. The significant decrease to the Company's tax rate was primarily due to $96,766 of income tax benefits recorded as a result of the TCJA in the quarter ended December 31, 2017.
The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin No. 118 (SAB 118) which clarifies accounting for income taxes under ASC 740 if information is not available or complete and provides for up to a one year period in which to complete the required analyses and accounting.  The Company relied on SAB 118 in computing its accounting for income taxes during the period ended December 31, 2017. The computation of income taxes payable, deferred tax liability, and income tax expense for the period ended December 31, 2017 reflect provisional amounts for which the income tax effects of the TCJA have not been completed, but for which reasonable estimates are available.  As a fiscal year taxpayer, the Company has utilized certain estimates and forecasts of future operations in estimating both the reversal of deferred tax assets and liabilities that existed on the enactment date, as well as the generation of additional deferred tax assets and liabilities for the remainder of the year ending June 30, 2018. The Company analyzed its deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 (at a blended U.S. federal income tax rate of approximately 28.0%), or thereafter (at a 21.0% U.S. federal income tax rate). These estimates may change as we receive additional information about the timing of deferred tax reversals. It is anticipated that any additional income tax effects from the TCJA will be recorded in the periods ending March 31, 2018 and June 30, 2018 as the deferred tax activity becomes known as a result of actual operations.
The Company paid income taxes, net of refunds, of $38,163 and $44,539 in the six months ended December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had $9,607 of gross unrecognized tax benefits, $8,679 of which, if recognized, would affect our effective tax rate. This includes $3,391 of unrecognized tax benefits recorded in the period ending December 31, 2017 as a result of recent tax pronouncements. We had accrued interest and penalties of $1,318 and $1,284 related to uncertain tax positions at December 31, 2017 and 2016, respectively.
The U.S. federal and state income tax returns for fiscal year 2014 and all subsequent years remain subject to examination as of December 31, 2017 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of December 31, 2017.

NOTE 7.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2017 and 2016 included $3,096 and $3,032 of stock-based compensation costs, respectively. For the six months ended December 31, 2017 and 2016, stock-based compensation costs included in operating income totaled $4,609 and $4,230, respectively.

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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2017	72	$50.04
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2017	72	$50.04	$4,797
Vested and Expected to Vest December 31, 2017	72	$50.04	$4,797
Exercisable December 31, 2017	40	$20.55	$3,856
At December 31, 2017, there was $250 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of December 31, 2017 was 1.50 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2017, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2017	36	$73.66
Granted	—	—
Vested	(11)	57.88
Forfeited	—	64.96
Outstanding December 31, 2017	25	$80.30
At December 31, 2017, there was $614 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 0.78 years.

The following table summarizes non-vested unit awards as of December 31, 2017, as well as activity for the six months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2017	386	$67.84
Granted	103	93.94
Vested	(151)	56.04
Forfeited	(3)	78.13
Outstanding December 31, 2017	335	$81.12	$39,118
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
The remaining 22 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At December 31, 2017, there was $14,788 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.58 years.

NOTE 8.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Income	$155,574	$58,814	$218,985	$121,058
Common share information:
Weighted average shares outstanding for basic earnings per share	77,218	77,814	77,250	78,114
Dilutive effect of stock options and restricted stock	347	366	356	398
Weighted average shares outstanding for diluted earnings per share	77,565	78,180	77,606	78,512
Basic earnings per share	$2.01	$0.76	$2.83	$1.55
Diluted earnings per share	$2.01	$0.75	$2.82	$1.54
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2017 and 2016. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock shares excluded for the quarter ended December 31, 2017, compared to 32 shares excluded for the quarter ended December 31, 2016. For the six months ended December 31, 2017 and 2016, respectively, there were 0 and 32 anti-dilutive securities excluded.

NOTE 9.    BUSINESS ACQUISITION
Ensenta Corporation
On December 21, 2017, the Company acquired all of the equity interest of EST Holdings, Inc. and its wholly-owned subsidiary, EST Interco, Inc., for $134,472 paid in cash. EST Holdings, Inc. and EST Interco, Inc. jointly own all of the outstanding equity of Ensenta Corporation, a California-based provider of real-time, cloud-based solutions for mobile and online payments and deposits. This acquisition was partially funded by a draw on the Company's revolving credit facility, with the remaining amount funded by existing operating cash. The addition of Ensenta Corporation to the JHA Payment Solutions Group expands the Company’s ability to conduct real-time transactions with third-party platforms, extending its presence in the credit union market through shared branching technology.
Management has completed a preliminary purchase price allocation of Ensenta Corporation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 21, 2017 are set forth below:

Current assets	$13,950
Long-term assets	585
Identifiable intangible assets	55,001
Non-current deferred income tax liability	(19,969)
Total other liabilities assumed	(8,593)
Total identifiable net assets	40,974
Goodwill	93,498
Net assets acquired	$134,472
The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and evaluates the income tax implications of this business combination.

The goodwill of $93,498 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta Corporation, together with the value of Ensenta Corporation's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and is not expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $33,824, computer software of $16,639, and other intangible assets of $4,538. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $7,273. The fair value of current assets acquired included accounts receivable of $4,668, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Ensenta Corporation in the second quarter of fiscal 2018 totaled $262 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expenses.
The Company's consolidated statements of income for the three and six months ended December 31, 2017 included revenue of $928 and after-tax net income of $6,366 resulting from Ensenta Corporation's operations. The after-tax net income included a large tax benefit recorded as a result of the Tax Cuts and Jobs Act. Excluding the effects of the Tax Cuts and Jobs Act, the Company's after-tax net income resulting from Ensenta Corporation's operations totaled $26.
The accompanying consolidated statements of income for the three and six months ended December 31, 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information is presented as if this acquisition had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$381,110	$354,358	$747,808	$704,749
Net Income	156,211	59,407	220,495	122,064
Basic Earnings Per Share	$2.02	$0.76	$2.85	$1.56
Diluted Earnings Per Share	$2.01	$0.76	$2.84	$1.55
Vanguard Software Group
On August 31, 2017, the Company acquired all of the equity interest of Vanguard Software Group, a Florida-based company specializing in the underwriting, spreading, and online decisioning of commercial loans, for $10,744 paid in cash. This acquisition was funded using existing operating cash. The addition of Vanguard Software Group to the Company's ProfitStars® Lending Solutions Group expands functionality offered to clients, allowing for near-real-time communication with Jack Henry and Associates' core processing and ancillary solutions, and also enhances cross-sell opportunities.
Management has completed a preliminary purchase price allocation of Vanguard Software Group and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of August 31, 2017 are set forth below:

Current assets	$1,153
Long-term assets	9
Identifiable intangible assets	4,200
Total liabilities assumed	(1,117)
Total identifiable net assets	4,245
Goodwill	6,499
Net assets acquired	$10,744
The amounts shown above may change in the near term as management finalizes its calculation of the fair value of acquired assets and liabilities and evaluates the income tax implications of this business combination.

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
Identifiable intangible assets from this acquisition consist of customer relationships of $2,234, computer software of $1,426, and other intangible assets of $540. The weighted average amortization periods for acquired customer relationships, computer software, and other intangible assets are 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $289. The fair value of current assets acquired included accounts receivable of $847, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Vanguard Software Group were immaterial for the periods presented.
The Company's consolidated statements of income for the second quarter of fiscal 2018 included revenue of $395 and an after-tax net loss of $274 resulting from Vanguard Software Group's operations. For the six months ended December 31, 2017, the Company's consolidated statements of income included revenue of $493 and after-tax net loss of $398.
The accompanying consolidated statements of income for the three and six months ended December 31, 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

NOTE 10.    REPORTABLE SEGMENT INFORMATION
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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/ member information. The Payments segment provides secure payment processing tools and services, including: ATM, debit, and credit card transaction processing services; online and mobile bill pay solutions; and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
The prior period presented has been retroactively restated to conform to the new segment structure adopted July 1, 2017.

	Three Months Ended
	December 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$127,787	$10,913	$84,528	$14,526	$237,754
Processing	6,611	115,096	15,279	16	137,002
Total Revenue	134,398	126,009	99,807	14,542	374,756

Cost of Revenue	59,199	59,052	41,379	52,023	211,653
Research and Development					22,414
Selling, General, and Administrative					45,613
Gain on Disposal of Businesses					(189)
Total Expenses					279,491

SEGMENT INCOME	$75,199	$66,957	$58,428	$(37,481)

OPERATING INCOME					95,265

INTEREST INCOME (EXPENSE)					(104)

INCOME BEFORE INCOME TAXES					$95,161

	Three Months Ended
	December 31, 2016
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$113,887	$11,290	$81,134	$15,404	$221,715
Processing	6,000	107,854	12,946	38	126,838
Total Revenue	119,887	119,144	94,080	15,442	348,553

Cost of Revenue	53,087	54,792	38,976	51,291	198,146
Research and Development					20,873
Selling, General, and Administrative					40,928
Gain on Disposal of Businesses					—
Total Expenses					259,947

SEGMENT INCOME	$66,800	$64,352	$55,104	$(35,849)

OPERATING INCOME					88,606

INTEREST INCOME (EXPENSE)					(124)

INCOME BEFORE INCOME TAXES					$88,482

	Six Months Ended
	December 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$249,856	$20,000	$163,596	$28,598	$462,050
Processing	13,475	229,163	29,983	19	272,640
Total Revenue	263,331	249,163	193,579	28,617	734,690

Cost of Revenue	115,461	116,318	81,856	102,733	416,368
Research and Development					43,343
Selling, General, and Administrative					89,346
Gain on Disposal of Businesses					(1,894)
Total Expenses					547,163

SEGMENT INCOME	$147,870	$132,845	$111,723	$(74,116)

OPERATING INCOME					187,527

INTEREST INCOME (EXPENSE)					(146)

INCOME BEFORE INCOME TAXES					$187,381

	Six Months Ended
	December 31, 2016
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$224,682	$24,883	$159,411	$30,229	$439,205
Processing	12,112	216,591	25,598	75	254,376
Total Revenue	236,794	241,474	185,009	30,304	693,581

Cost of Revenue	105,837	110,812	77,802	98,457	392,908
Research and Development					40,611
Selling, General, and Administrative					80,038
Gain on Disposal of Businesses					—
Total Expenses					513,557

SEGMENT INCOME	$130,957	$130,662	$107,207	$(68,153)

OPERATING INCOME					180,024

INTEREST INCOME (EXPENSE)					(159)

INCOME BEFORE INCOME TAXES					$179,865

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2017.
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
RESULTS OF OPERATIONS
In the second quarter of fiscal 2018, total revenue increased 8%, or $26,203, compared to the same quarter in the prior year. Excluding an increase of $2,809 in deconversion fees quarter-over-quarter, and revenue from fiscal 2018 acquisitions of $1,323, total revenue increased 6% for the quarter.
Operating expenses increased 8% compared to the second quarter of fiscal 2017, mainly due to a 6% increase in headcount at December 31, 2017 compared to December 31, 2016, leading to increased salaries and benefits. Other reasons for the increase include higher direct cost of product, costs related to our new card payment processing platform and faster payments incentives, and increased amortization of capitalized software. The Tax Cuts and Jobs Act enacted December 22, 2017 had a large impact on our provision for income taxes, causing it to decrease 304% compared to the prior year quarter. As discussed in Note 6 of the condensed consolidated financial statements, the amounts recorded under provision for income taxes are reasonable estimates, but are subject to change as additional calculations are completed based on actual results during the third and fourth quarters of fiscal 2018.
Excluding the effect of the Tax Cuts and Jobs Act and other one-time tax adjustments, net income increased 6% for the second quarter of fiscal 2018 compared to the second quarter in fiscal 2017.
In the six months ended December 31, 2017, total revenue increased 6%, or $41,109, over the six months ended December 31, 2016. Deconversion fees in the year-to-date period decreased $2,981 compared to the same six months in the prior fiscal year, and we had revenue from 2018 acquisitions totaling $1,421. Excluding these factors from each period, total revenue increased 6%
Operating expenses for the six months ended December 31, 2017 increased 7% compared to the equivalent period in the prior year, primarily due to increased headcount, higher direct cost of product, costs related to our new card payment processing platform and faster payments incentives, and increased amortization of capitalized software. Provision for income taxes decreased (154)% compared to the prior year-to-date period, again due to the Tax Cuts and Jobs Act.
Excluding the effect of the Tax Cuts and Jobs Act and other one-time tax adjustments, net income for the first six months of fiscal 2018 increased 4% compared to the first six months of fiscal 2017.
We move into the third quarter of fiscal 2018 following strong performance in the second quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
In the second quarter of fiscal 2018, we completed the acquisition of Ensenta Corporation, strengthening our electronic payments offering and making Jack Henry & Associates the leading provider of consumer remote deposit capture services.
A detailed discussion of the major components of the results of operations for the three and six months ending December 31, 2017 follows. All dollar amounts are in thousands and discussions compare the current three and six months ending December 31, 2017 to the prior year three and six months ending December 31, 2016.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Services and Support	$237,754	$221,715	7%	$462,050	$439,205	5%
Percentage of total revenue	63%	64%		63%	63%
There was 7% growth in services and support revenue in the second quarter of fiscal 2018 compared to the same quarter last year. Excluding deconversion fees from each period presented, and excluding revenue from fiscal 2018 acquisitions, services and support revenue grew 6%. The increase was primarily due to increased product delivery and services revenue and increased outsourcing and cloud revenue. The increased product delivery and services revenue resulted from completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements.
In the six months ended December 31, 2017, services and support revenue grew 5% over the equivalent six months in the prior fiscal year. Excluding deconversion fees from each period presented and revenue from fiscal 2018 acquisitions, services and support revenue grew 6%. The increase was primarily driven by an increase in outsourcing and cloud revenue, along with an increase in product delivery and services revenue resulting from completion of revised contractual obligations on several of our bundled arrangements.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Processing	$137,002	$126,838	8%	$272,640	$254,376	7%
Percentage of total revenue	37%	36%		37%	37%
Processing revenue increased 8% in the second quarter of fiscal 2018 compared to the same quarter last year, primarily due to increased transaction volumes within each of the three components of processing revenue.
Each component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 7% for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Cost of Revenue	$211,653	$198,146	7%	$416,368	$392,908	6%
Percentage of total revenue	56%	57%		57%	57%
Cost of revenue for the second quarter of fiscal 2018 increased 7% over the prior year, but declined as a percentage of total revenue. The increase was due primarily to expanded headcount driving increased salaries and benefits. Other factors to the increase include higher direct costs of product, professional services, and amortization related to capitalized software. The Company continues to focus on cost management.
For the year-to-date period, cost of revenue increased 6% due to the same factors discussed above, but remained a consistent percentage of revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Research and Development	$22,414	$20,873	7%	$43,343	$40,611	7%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased for both the quarter and fiscal year-to-date period primarily due to increased salary and personnel costs, driven by a 6% increase in headcount at December 31, 2017 compared to a year ago. However, both periods remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Selling, General, and Administrative	$45,613	$40,928	11%	$89,346	$80,038	12%
Percentage of total revenue	12%	12%		12%	12%
The 11% increase in selling, general and administrative expense in the current quarter was mainly due to increased commissions, salaries, and benefits. The fiscal year-to-date increase was also driven by those factors, as well as increased professional service expenses due to contracting with outside experts in preparation for our adoption of the new ASC 606 revenue standard. Selling, general, and administrative expense remained a consistent percentage of revenue in both the quarter and fiscal year-to-date periods.
Gain on Disposal of a Business
In the second quarter of fiscal 2018, we recognized a gain related to the sale of our ATM Manager product line of $189.
For the six months ended December 31, 2017, gains on disposals of businesses totaled $1,894, due to the ATM Manager gain recognized in the second quarter and the first quarter sale of our jhaDirect product line. No businesses were disposed of in the six months ended December 31, 2016.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Interest Income	$146	$60	143%	$293	$167	75%
Interest Expense	$(250)	$(184)	36%	$(439)	$(326)	35%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained low for both the current and prior periods, but was higher in the current periods due in part to increased LIBOR.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Provision for Income Taxes	$(60,413)	$29,668	(304)%	$(31,604)	$58,807	(154)%
Effective Rate	(63.5)%	33.5%		(16.9)%	32.7%
The large decreases in the effective tax rate were a result of the Tax Cuts and Jobs Act enacted December 22, 2017, which is discussed in detail in Note 6 of the condensed consolidated financial statements.
NET INCOME
Net income increased 165% to $155,574, or $2.01 per diluted share for the second quarter of fiscal 2018, compared to $58,814, or $0.75 per diluted share, in the same period of fiscal 2017, resulting in a 167% increase in diluted earnings per share. Excluding the effect of the Tax Cuts and Jobs Act and other one-time tax adjustments, net income increased 6% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, to $62,314, and diluted earnings per share increased 7% to $0.80 per diluted share.
In the six months ended December 31, 2017, net income increased to $218,985 from $121,058 for the same period of fiscal 2017, for an increase of 81%. Diluted earnings per share increased 83% to $2.82, compared to $1.54 last year. Excluding the effect of the Tax Cuts and Jobs Act and other one-time tax adjustments, net income for the first six months of fiscal 2018 increased 4% over the first six months of fiscal 2017 to $125,725, and diluted earnings per share increased 5% to $1.62.

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
The prior period presented has been retroactively restated to conform to the new segment structure adopted July 1, 2017.

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Revenue	$134,398	$119,887	12%	$263,331	$236,794	11%
Cost of Revenue	$59,199	$53,087	12%	$115,461	$105,837	9%
Revenue in the Core segment increased 12%, while cost of revenue also increased 12%, for the three months ended December 31, 2017. Excluding deconversion fees from each period, revenue increased 11%. The revenue increase was partly due to increased product delivery and services revenue being recognized as a result of completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements. The increased revenue in the Core segment was also driven by an 8% increase in In-House Support and a 6% increase in Outsourcing and Cloud revenue. Cost of revenue remained consistent as a percentage of revenue.
Comparing the six months ended December 31, 2017 to the equivalent six months of fiscal 2017, revenue in the Core segment increased 11%, driven by 6% increases in both Outsourcing and Cloud revenue and In-House Support, as well as increased product delivery and services revenue recognized as a result of the completion of revised contractual obligations on several of our bundled arrangements. Cost of revenue for the Core segment increased 9% for the year-to-date period, but declined 1% as a percentage of revenue.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Revenue	$126,009	$119,144	6%	$249,163	$241,474	3%
Cost of Revenue	$59,052	$54,792	8%	$116,318	$110,812	5%
Revenue in the Payments segment increased 6% for the second quarter of fiscal 2018 compared to the equivalent quarter last fiscal year. Excluding deconversion revenue from each period and revenue from Ensenta from the second quarter of fiscal 2018, revenue increased 5% in the Payments segment. The improvement in the most recent quarter was due to increased remittance and card processing revenue. Cost of revenue increased 8%, in part due to increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform.
For the six months ended December 31, 2017, Payments segment revenue increased 3%, despite decreased deconversion fees. Excluding deconversion fees from each six month period, and excluding Ensenta revenue from fiscal 2018, revenue increased 5%. Cost of revenue increased 5% for the fiscal year-to-date period, partially due to increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Revenue	$99,807	$94,080	6%	$193,579	$185,009	5%
Cost of Revenue	$41,379	$38,976	6%	$81,856	$77,802	5%
Revenue in the Complementary segment increased 6% for the quarter, driven by increases in outsourcing and cloud services, as well as transaction and digital processing. Excluding deconversion fees from each period, and Vanguard revenue from the second quarter of fiscal 2018, revenue increased 5%. Cost of revenue increased 6% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, remaining consistent as a percentage of revenue.
Revenue in the Complementary segment increased 5% for the six months ended December 31, 2017 compared to the prior year-to-date period, or 4% after excluding deconversion fees and Vanguard revenue. The increase was driven by increased outsourcing and cloud services, as well as increased transaction and digital processing. Cost of revenue remained a consistent percentage of revenue in each six month period.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2017	2016		2017	2016
Revenue	$14,542	$15,442	(6)%	$28,617	$30,304	(6)%
Cost of Revenue	$52,023	$51,291	1%	$102,733	$98,457	4%
Revenue in the Corporate and Other segment for the three and six months ended December 31, 2017 each decreased 6% mainly due to a loss of revenue from our jhaDirect product line. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments. Revenue within this segment is expected to be lower in fiscal 2018 compared to fiscal 2017 due to the sale of the jhaDirect product line in the first quarter of fiscal 2018. For the full fiscal year 2017, revenue from jhaDirect totaled $6,536.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the second quarter and year-to-date is primarily related to increased salary and benefit costs.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $57,719 at December 31, 2017 from $114,765 at June 30, 2017. The decrease from June 30, 2017 is primarily due to our acquisitions of Vanguard Software Group and Ensenta Corporation, the latter of which was partially funded by borrowing on our revolving credit facility.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2017	2016
Net income	$218,985	$121,058
Non-cash expenses	3,360	83,106
Change in receivables	115,572	107,667
Change in deferred revenue	(136,206)	(113,612)
Change in other assets and liabilities	(24,803)	(34,352)
Net cash provided by operating activities	$176,908	$163,867
Cash provided by operating activities increased 8% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.

Cash used in investing activities for the first six months of fiscal 2018 totaled $202,309 and included: $137,654, net of cash acquired, for the purchases of Ensenta Corporation and Vanguard Software Group; $46,936 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $12,249; and $6,025 for the purchase and development of internal use software. This was partially offset by $350 of proceeds from the sale of businesses, and $205 of proceeds from asset sales. Cash used in investing activities for the first six months of fiscal 2017 totaled $69,703 and included $41,673 for the development of software, capital expenditures of $17,405, and $11,455 for the purchase and development of internal use software, partially offset by $830 of proceeds from the sale of assets.
Financing activities used cash of $31,645 for the first six months of fiscal 2018. Cash used was $50,000 for repayment on or our revolving credit facility, $30,018 for the purchase of treasury shares, dividends paid to stockholders of $47,844, and $3,783 net cash outflow from the issuance of stock and tax related to stock-based compensation. These uses were partially offset by borrowings of $100,000 on our revolving credit facility. Financing activities used cash in the first six months of fiscal 2017 totaling $100,286. Cash used was $103,885 for the purchase of treasury shares, dividends paid to stockholders of $43,582, repayments on capital leases of $200, and $2,619 net cash outflow from the issuance of stock and tax related to stock-based compensation, partially offset by borrowings on our revolving credit facility of $50,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $12,249 and $17,405 for the six months ending December 31, 2017 and December 31, 2016, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2018 are not expected to exceed $70,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2017, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at December 31, 2017 is $1,036,292. During the first six months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2017, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At December 31, 2017, there was an outstanding revolving loan balance of $100,000. There was a $50,000 outstanding balance at June 30, 2017.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At December 31, 2017, no amount was outstanding. There was also no balance outstanding at June 30, 2017.

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
Based on our outstanding debt with variable interest rates as of December 31, 2017, a 1% increase in our borrowing rate would increase our annual interest expense by $1,000.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending December 31, 2017, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1- October 31, 2017	—	$—	—	4,028,696
November 1- November 30, 2017	55	113.90	—	4,028,696
December 1- December 31, 2017	—	—	—	4,028,696
Total	55	113.90	—	4,028,696

(1) No shares were purchased through a publicly announced repurchase plan. There were 55 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2017 and June 30, 2017, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 8, 2018	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	February 8, 2018	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer