Form 10-Q
period 2018-03-31
HENRY JACK & ASSOCIATES INC
filed 2018-05-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of April 30, 2018, the Registrant had 77,294,557 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,402	$114,765
Receivables, net	168,934	276,923
Income tax receivable	13,381	20,135
Prepaid expenses and other	76,306	66,894
Deferred costs	46,007	41,314
Total current assets	362,030	520,031
PROPERTY AND EQUIPMENT, net	261,220	282,934
OTHER ASSETS:
Non-current deferred costs	93,734	96,847
Computer software, net of amortization	284,083	247,317
Other non-current assets	99,891	82,525
Customer relationships, net of amortization	115,760	90,433
Other intangible assets, net of amortization	36,405	36,393
Goodwill	652,245	552,465
Total other assets	1,282,118	1,105,980
Total assets	$1,905,368	$1,908,945
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,332	$6,841
Accrued expenses	82,790	81,574
Deferred revenues	199,116	382,777
Total current liabilities	289,238	471,192
LONG-TERM LIABILITIES:
Non-current deferred revenues	106,420	128,607
Non-current deferred income tax liability	169,324	219,541
Debt, net of current maturities	105,000	50,000
Other long-term liabilities	12,301	7,554
Total long-term liabilities	393,045	405,702
Total liabilities	682,283	876,894
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,249,409 shares issued at March 31, 2018; 103,083,299 shares issued at June 30, 2017	1,032	1,031
Additional paid-in capital	458,116	452,016
Retained earnings	1,800,229	1,585,278
Less treasury stock at cost 25,961,920 shares at March 31, 2018; 25,660,212 shares at June 30, 2017;	(1,036,292)	(1,006,274)
Total stockholders' equity	1,223,085	1,032,051
Total liabilities and equity	$1,905,368	$1,908,945
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUE	$384,684	$353,767	$1,119,374	$1,047,349

EXPENSES
Cost of Revenue	221,592	206,727	637,960	599,636
Research and Development	22,591	20,801	65,934	61,413
Selling, General, and Administrative	44,185	39,794	133,532	119,795
Gain on Disposal of a Business	—	(2,286)	(1,894)	(2,250)
Total Expenses	288,368	265,036	835,532	778,594

OPERATING INCOME	96,316	88,731	283,842	268,755

INTEREST INCOME (EXPENSE)
Interest Income	130	42	424	209
Interest Expense	(734)	(278)	(1,173)	(604)
Total Interest Income (Expense)	(604)	(236)	(749)	(395)

INCOME BEFORE INCOME TAXES	95,712	88,495	283,093	268,360

PROVISION/ (BENEFIT) FOR INCOME TAXES	23,317	28,451	(8,287)	87,258

NET INCOME	$72,395	$60,044	$291,380	$181,102

Basic earnings per share	$0.94	$0.77	$3.77	$2.32
Basic weighted average shares outstanding	77,247	77,597	77,249	77,941

Diluted earnings per share	$0.93	$0.77	$3.76	$2.31
Diluted weighted average shares outstanding	77,546	77,932	77,586	78,319

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$291,380	$181,102
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	36,470	37,554
Amortization	75,787	66,882
Change in deferred income taxes	(70,104)	14,830
Expense for stock-based compensation	7,834	7,362
(Gain)/loss on disposal of assets and businesses	(1,673)	1,442
Changes in operating assets and liabilities:
Change in receivables	113,465	114,420
Change in prepaid expenses, deferred costs and other	(17,332)	(22,153)
Change in accounts payable	(432)	(9,388)
Change in accrued expenses	(6,971)	(16,103)
Change in income taxes	12,806	5,228
Change in deferred revenues	(206,358)	(182,309)
Net cash from operating activities	234,872	198,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,654)	—
Capital expenditures	(17,858)	(28,150)
Proceeds from the sale of businesses	350	2,286
Proceeds from the sale of assets	258	949
Internal use software	(6,965)	(14,780)
Computer software developed	(72,186)	(63,804)
Purchase of investments	(5,000)	—
Net cash from investing activities	(239,055)	(103,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	125,000	80,000
Repayments on credit facilities	(70,000)	(30,200)
Purchase of treasury stock	(30,018)	(103,885)
Dividends paid	(76,429)	(67,641)
Proceeds from issuance of common stock upon exercise of stock options	176	1
Tax withholding payments related to share based compensation	(7,279)	(5,443)
Proceeds from sale of common stock	5,370	4,406
Net cash from financing activities	(53,180)	(122,762)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,363)	$(27,394)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$70,310
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,402	$42,916

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2018 and 2017 equals the Company’s net income.
Prior Period Reclassification
During the first quarter of fiscal 2018, the Company's management decided to change the presentation of its income statement, along with a change in the segment structure (see Note 10), in order to more clearly align with the way management manages the Company and evaluates performance. Amounts within the condensed consolidated statements of income for the three and nine months ended March 31, 2017 have been reclassified to improve comparability with the three and nine months ended March 31, 2018. Revenue was previously classified as license, support and service, and hardware, and has been reclassified into one "Revenue" caption. Cost of sales was previously presented under three captions to correspond with our three lines of revenue, and has now been condensed to one caption, "Cost of Revenue". We have elected to include all operating expenses, including cost of revenue, under one expenses heading. Previously, cost of revenue was presented separately from operating expenses in order to show gross profit. Gross profit has been removed from our current presentation due to management's focus on operating income. Additionally, within operating expenses, selling and marketing expense and general and administrative expense were previously presented under two captions, but are now condensed under one caption, labeled "Selling, General, and Administrative."
The condensed consolidated statement of income within our Form 10-Q filed for the third quarter of fiscal 2017 did not include the "Gain on Disposal of a Business" caption. The amounts shown on that line were previously included within general and administrative expense.
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2018 totaled $373,116 and at June 30, 2017 totaled $345,014.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $578,771 and $503,653 at March 31, 2018 and June 30, 2017, respectively.
Purchase of Investment
In the third quarter of fiscal 2018, the Company made an investment totaling $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc ("Autobooks"), representing a non-controlling share of the voting equity of Autobooks as of that date. This investment was recorded at cost and is included within other non-current assets on our balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable. There have been no events or changes in circumstances that would indicate an impairment. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2018, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at March 31, 2018 is $1,036,292. During the first nine months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Dividends declared per share were $0.37 and $0.31, for the three months ended March 31, 2018 and 2017, respectively, and totaled $0.99 and $0.87 for the nine months ended March 31, 2018 and 2017, respectively.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K  (“Form 10-K”) for the fiscal year ended June 30, 2017. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2017.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of March 31, 2018, the results of its operations for the three and nine months ending March 31, 2018 and 2017, and its cash flows for the nine months ending March 31, 2018 and 2017. The condensed consolidated balance sheet at June 30, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We do not intend to adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. Additional updates, including ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, also address specific aspects of the new standard and are being considered. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective).
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

•	Continued implementation and testing of new revenue recognition software that will apply the five-step model to each of our customer contracts.

•	Continued comparisons of revenue recognition under current accounting methods versus under Accounting Standards Codification ("ASC") Topic 606 for each of our revenue streams.
Determinations that have been made regarding the effect of the new standard are as follows:

•
We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to ASC Topic 985. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. Under the current standard, license and implementation revenue on these arrangements is often recognized over the maintenance period of the software due to a lack of vendor-specific objective evidence of fair value ("VSOE") for these elements. Under ASC Topic 606, revenue for license and implementation will no longer be deferred due solely to a lack of VSOE.

•
This new model will require more use of judgments and estimates than the current standard, including identifying performance obligations, estimating variable consideration, allocating the transaction price to each performance obligation based on stand-alone selling price, and allocating commissions to the proper performance obligations so that costs are correctly recognized in line with revenue. We will be required to estimate the total expected value of variable consideration, arising from items such as maintenance and transaction or item processing, at contract inception and include those estimates in the total transaction price of the contract to be allocated to each performance obligation. These estimates will be modified over the term of the contract, resulting in re-allocations of the transaction price and adjustments to revenue recognized on the contract.

Significant implementation matters still being addressed include:

•
Which transition approach will be applied. While we plan to adopt the standard using the full retrospective method, our ability to use this method depends on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period consolidated financial statements.

•
Determination of opening balances for deferred revenues and costs, and the quantitative effect of the new standard on prior and current year revenues and costs. Our analysis of the quantitative effects of the new standard on fiscal years 2017 and 2018 will continue at least through the filing of our fiscal 2018 Form 10-K.

•	Development of required disclosures under the new standard.

•	Updates to our internal controls surrounding the new system and processes.

•	Assessment of the impacts of the new standard on deferred income taxes and provision for income taxes.
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for JHA's annual reporting period beginning July 1, 2019 and early adoption is permitted. At transition, a modified retrospective approach must be utilized to measure leases as of the beginning of the earliest period presented, however, the FASB has provided certain practical expedients, which the Company is currently evaluating. The Company is currently assessing the impact this new standard will have on our consolidated financial statements and when we will adopt it.
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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2018
Financial Assets:
Money market funds	$29,969	$—	$—	$29,969
Financial Liabilities:
Revolving credit facility	$—	$105,000	$—	$105,000
June 30, 2017
Financial Assets:
Money market funds	$68,474	$—	$—	$68,474
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

Non-Recurring Fair Value Measurements
June 30, 2017
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the third quarter of fiscal 2019.

NOTE 4.    INTANGIBLE ASSETS
The estimated aggregate future amortization expense for the remainder of fiscal 2018 and each of the next four years for all intangible assets remaining as of March 31, 2018, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2018 (remainder)	$15,979	$4,017	$3,739	$23,735
2019	66,148	16,399	12,015	94,562
2020	55,595	13,906	6,518	76,019
2021	37,372	11,750	1,854	50,976
2022	22,199	10,689	1,121	34,009

NOTE 5.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At March 31, 2018, there was an outstanding revolving loan balance of $105,000. There was a $50,000 outstanding balance at June 30, 2017.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At March 31, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2017.
Interest
The Company paid interest of $632 and $418 during the nine months ended March 31, 2018 and 2017, respectively.

NOTE 6.    INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted into law, which includes numerous provisions that impact the Company, including reducing the U.S. federal tax rate, eliminating the Domestic Production Activities Deduction in future tax years, and providing expanded asset expensing. The TCJA reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. For the Company’s fiscal year 2018, a blended U.S. federal statutory tax rate of approximately 28% will apply to the Company.
The effective tax rate was 24.4% of income before income taxes for the quarter ended March 31, 2018, compared to 32.1% for the same quarter in fiscal 2017. For the nine months ended March 31, 2018 the effective tax rate was (2.9)%, compared to 32.5% for the nine months ended March 31, 2017. The significant decrease to the Company's tax rate was primarily due to $96,766 and $8,746 of income tax benefits recorded as a result of the TCJA in the quarters ended December 31, 2017, and March 31, 2018, respectively.
The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin No. 118 ("SAB 118") which clarifies accounting for income taxes under ASC Topic 740 if information is not available or complete and provides for up to a one-year period in which to complete the required analyses and accounting.  The Company relied on SAB 118 in computing its accounting for income taxes during the periods ended December 31, 2017 and March 31, 2018. The computation of income taxes payable, deferred tax liability, and income tax expense for these periods reflect provisional amounts for which the income tax effects of the TCJA have not been completed, but for which reasonable estimates are available.  As a fiscal year taxpayer, the Company has utilized certain estimates and forecasts of future operations in estimating both the reversal of deferred tax assets and liabilities that existed on the enactment date, as well as the generation of additional deferred tax assets and liabilities for the remainder of the year ending June 30, 2018. The Company analyzed its deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 (at a blended U.S. federal income tax rate of approximately 28.0%), or thereafter (at a 21.0% U.S. federal income tax rate). These estimates may change as we receive additional information about the timing of deferred tax reversals. The Company included a re-measurement of $800 of income tax benefits in the quarter ended March 31, 2018. It is anticipated that any additional income tax effects from the TCJA will be recorded in the period ending June 30, 2018 as the deferred tax activity becomes known as a result of actual operations.
The Company paid income taxes, net of refunds, of $48,301 and $66,683 in the nine months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, the Company had $9,914 of gross unrecognized tax benefits, $9,006 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,249 and $1,083 related to uncertain tax positions at March 31, 2018 and 2017, respectively.
The U.S. federal and state income tax returns for fiscal year 2014 and all subsequent years remain subject to examination as of March 31, 2018 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of March 31, 2018.

NOTE 7.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2018 and 2017 included $3,225 and $3,132 of stock-based compensation costs, respectively. For the nine months ended March 31, 2018 and 2017, stock-based compensation costs included in operating income totaled $7,834 and $7,362, respectively.

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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2017	72	$50.04
Granted	—	—
Forfeited	—	—
Exercised	(10)	17.45
Outstanding March 31, 2018	62	$55.32	$4,048
Vested and Expected to Vest March 31, 2018	62	$55.32	$4,048
Exercisable March 31, 2018	30	$21.58	$2,981
At March 31, 2018, there was $209 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of March 31, 2018 was 1.25 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2018, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2017	36	$73.66
Granted	—	—
Vested	(11)	58.30
Forfeited	(1)	64.60
Outstanding March 31, 2018	24	$80.54
At March 31, 2018, there was $407 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 0.54 years.

The following table summarizes non-vested unit awards as of March 31, 2018, as well as activity for the nine months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2017	386	$67.84
Granted	115	96.46
Vested	(155)	56.87
Forfeited	(4)	80.81
Outstanding March 31, 2018	342	$82.28	$41,322
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
The remaining 34 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At March 31, 2018, there was $13,385 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.37 years.

NOTE 8.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Income	$72,395	$60,044	$291,380	$181,102
Common share information:
Weighted average shares outstanding for basic earnings per share	77,247	77,597	77,249	77,941
Dilutive effect of stock options and restricted stock	299	335	337	378
Weighted average shares outstanding for diluted earnings per share	77,546	77,932	77,586	78,319
Basic earnings per share	$0.94	$0.77	$3.77	$2.32
Diluted earnings per share	$0.93	$0.77	$3.76	$2.31
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2018 and 2017. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 49 anti-dilutive stock options or restricted stock shares excluded for the quarter ended March 31, 2018, compared to 89 shares excluded for the quarter ended March 31, 2017. For the nine months ended March 31, 2018 and 2017, respectively, there were 36 and 74 anti-dilutive securities excluded.

NOTE 9.    BUSINESS ACQUISITIONS
Ensenta Corporation
On December 21, 2017, the Company acquired all of the equity interest of EST Holdings, Inc. and its wholly-owned subsidiary, EST Interco, Inc., for $134,472 paid in cash. EST Holdings, Inc. and EST Interco, Inc. jointly own all of the outstanding equity of Ensenta Corporation ("Ensenta"), a California-based provider of real-time, cloud-based solutions for mobile and online payments and deposits. This acquisition was partially funded by a draw on the Company's revolving credit facility, with the remaining amount funded by existing operating cash. The addition of Ensenta Corporation to the JHA Payment Solutions Group expands the Company’s ability to conduct real-time transactions with third-party platforms, extending its presence in the credit union market through shared branching technology.
Management has completed a preliminary purchase price allocation of Ensenta and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 21, 2017 are set forth below:

Current assets	$13,950
Long-term assets	585
Identifiable intangible assets	55,001
Non-current deferred income tax liability	(19,888)
Total other liabilities assumed	(8,590)
Total identifiable net assets	41,058
Goodwill	93,414
Net assets acquired	$134,472
The amounts shown above include an immaterial measurement period adjustment made during the third quarter that impacted non-current deferred income tax liability and goodwill. The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and evaluates the income tax implications of this business combination.
The goodwill of $93,414 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta, together with the value of Ensenta's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and is not expected to be deductible for income tax purposes.
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
Costs incurred related to the acquisition of Ensenta in fiscal 2018 totaled $324 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expense.
The Company's consolidated statements of income for the three months ended March 31, 2018 included revenue of $7,160 and after-tax net income of $199 resulting from Ensenta's operations.
For the nine months ended March 31, 2018, the Company's consolidated statements of income included revenue of $8,087 and after-tax net income of $6,566. The after-tax net income included a large tax benefit recorded as a result of the TCJA. Excluding the effects of the TCJA, the Company's after-tax net income resulting from Ensenta's operations totaled $225.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information is presented as if this acquisition had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	Actual	Proforma	Proforma	Proforma
Revenue	$384,684	$359,779	$1,132,492	$1,064,530
Net Income	72,395	60,569	292,890	182,633
Basic Earnings Per Share	$0.94	$0.78	$3.79	$2.34
Diluted Earnings Per Share	$0.93	$0.78	$3.78	$2.33
Vanguard Software Group
On August 31, 2017, the Company acquired all of the equity interest of Vanguard Software Group, a Florida-based company specializing in the underwriting, spreading, and online decisioning of commercial loans, for $10,744 paid in cash. This acquisition was funded using existing operating cash. The addition of Vanguard Software Group to the Company's ProfitStars® Lending Solutions Group expands functionality offered to clients, allowing for near-real-time communication with JHA's core processing and ancillary solutions, and also enhances cross-sell opportunities.
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
The Company's consolidated statements of income for the third quarter of fiscal 2018 included revenue of $477 and an after-tax net loss of $238 resulting from Vanguard Software Group's operations. For the nine months ended March 31, 2018, the Company's consolidated statements of income included revenue of $970 and after-tax net loss of $635.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including: ATM, debit, and credit card transaction processing services; online and mobile bill pay solutions; and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
The prior period presented has been retroactively restated to conform to the new segment structure adopted July 1, 2017.

	Three Months Ended
	March 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$129,787	$14,950	$89,151	$10,942	$244,830
Processing	6,824	117,624	15,355	51	139,854
Total Revenue	136,611	132,574	104,506	10,993	384,684

Cost of Revenue	63,157	62,783	42,837	52,815	221,592
Research and Development					22,591
Selling, General, and Administrative					44,185
Gain on Disposal of Businesses					—
Total Expenses					288,368

SEGMENT INCOME	$73,454	$69,791	$61,669	$(41,822)

OPERATING INCOME					96,316

INTEREST INCOME (EXPENSE)					(604)

INCOME BEFORE INCOME TAXES					$95,712

	Three Months Ended
	March 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$120,978	$10,805	$81,076	$13,997	$226,856
Processing	6,192	107,588	13,122	9	126,911
Total Revenue	127,170	118,393	94,198	14,006	353,767

Cost of Revenue	58,983	55,802	39,488	52,454	206,727
Research and Development					20,801
Selling, General, and Administrative					39,794
Gain on Disposal of Businesses					(2,286)
Total Expenses					265,036

SEGMENT INCOME	$68,187	$62,591	$54,710	$(38,448)

OPERATING INCOME					88,731

INTEREST INCOME (EXPENSE)					(236)

INCOME BEFORE INCOME TAXES					$88,495

	Nine Months Ended
	March 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$379,643	$34,950	$252,746	$39,540	$706,879
Processing	20,300	346,787	45,338	70	412,495
Total Revenue	399,943	381,737	298,084	39,610	1,119,374

Cost of Revenue	178,619	179,100	124,693	155,548	637,960
Research and Development					65,934
Selling, General, and Administrative					133,532
Gain on Disposal of Businesses					(1,894)
Total Expenses					835,532

SEGMENT INCOME	$221,324	$202,637	$173,391	$(115,938)

OPERATING INCOME					283,842

INTEREST INCOME (EXPENSE)					(749)

INCOME BEFORE INCOME TAXES					$283,093

	Nine Months Ended
	March 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$345,660	$35,688	$240,487	$44,227	$666,062
Processing	18,304	324,179	38,720	84	381,287
Total Revenue	363,964	359,867	279,207	44,311	1,047,349

Cost of Revenue	164,820	166,615	117,290	150,911	599,636
Research and Development					61,413
Selling, General, and Administrative					119,795
Gain on Disposal of Businesses					(2,250)
Total Expenses					778,594

SEGMENT INCOME	$199,144	$193,252	$161,917	$(106,600)

OPERATING INCOME					268,755

INTEREST INCOME (EXPENSE)					(395)

INCOME BEFORE INCOME TAXES					$268,360

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
Dividends
On May 4, 2018, the Company's Board of Directors declared a cash dividend of $0.37 per share on its common stock, payable on June 7, 2018 to shareholders of record on May 23, 2018.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2018.
OVERVIEW
Jack Henry & Associates, Inc. ("JHA") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion dollar institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery.
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
All dollar amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
In the third quarter of fiscal 2018, total revenue increased 9%, or $30,917, compared to the same quarter in the prior year. Excluding an increase of $3,846 in deconversion fees quarter-over-quarter, revenue from fiscal 2018 acquisitions of $7,637, and excluding prior year revenue related to divestitures of $2,261 total revenue increased 6% for the quarter.
Operating expenses increased 9% compared to the third quarter of fiscal 2017, mainly due to a 5% increase in headcount at March 31, 2018 compared to March 31, 2017, leading to increased salaries and benefits. Other reasons for the increase include higher direct cost of product, costs related to our new card payment processing platform and faster payments incentives, and increased amortization of capitalized software. The Tax Cuts and Jobs Act enacted December 22, 2017 had a large impact on our provision for income taxes, which decreased 18% compared to the prior year quarter. As discussed in Note 6 of the condensed consolidated financial statements, the amounts recorded under provision for income taxes are reasonable estimates, but are subject to change as additional calculations are completed based on actual results during the fourth quarter of fiscal 2018.
Net income increased 21% for the third quarter of fiscal 2018 compared to the third quarter in fiscal 2017, largely due to adjustments recorded as a result of the TCJA.
In the nine months ended March 31, 2018, total revenue increased 7%, or $72,025, over the nine months ended March 31, 2017. Deconversion fees in the year-to-date period increased $865 compared to the same nine months in the prior fiscal year, and we had revenue from 2018 acquisitions totaling $9,057. Excluding these factors, and excluding $7,497 of revenue from the fiscal 2017 year-to-date period related to divestitures, total revenue increased 7%.
Operating expenses for the nine months ended March 31, 2018 increased 7% compared to the equivalent period in the prior year, primarily due to increased headcount, higher direct cost of product, costs related to our new card payment processing platform and faster payments incentives, and increased amortization of capitalized software. Provision for income taxes decreased 109% compared to the prior year-to-date period as a result of the TCJA.
For the nine months ended March 31, 2018, net income increased 61%, with most of the increase attributable to the Tax Cuts and Jobs Act.
We move into the fourth quarter of fiscal 2018 following strong performance in the third quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
In the second quarter of fiscal 2018, we completed the acquisition of Ensenta Corporation, strengthening our electronic payments offering and making JHA a leading provider of consumer remote deposit capture services.
A detailed discussion of the major components of the results of operations for the three and nine months ending March 31, 2018 follows. Discussions compare the current three and nine months ending March 31, 2018 to the prior year's three and nine months ending March 31, 2017.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Services and Support	$244,830	$226,856	8%	$706,879	$666,062	6%
Percentage of total revenue	64%	64%		63%	64%
There was 8% growth in services and support revenue in the third quarter of fiscal 2018 compared to the same quarter last year. The increase was primarily due to increased outsourcing and cloud revenue, partially driven by added revenue from Ensenta, as well as increased product delivery and services revenue. Excluding deconversion fees from each period presented, revenue from fiscal 2018 acquisitions totaling $3,911, and fiscal 2017 revenue related to divestitures totaling $2,223, services and support revenue grew 6% for the third quarter of fiscal 2018 compared to the same quarter of fiscal 2017.
In the nine months ended March 31, 2018, services and support revenue grew 6% over the equivalent nine months in the prior fiscal year. The increase was primarily driven by an increase in outsourcing and cloud revenue, along with an increase in product delivery and services revenue resulting from completion of revised contractual obligations on several of our bundled arrangements. Excluding deconversion fees from each period presented, revenue from fiscal 2018 acquisitions totaling $4,858, and fiscal 2017 revenue related to divestitures of $7,383, services and support revenue grew 7%.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Processing	$139,854	$126,911	10%	$412,495	$381,287	8%
Percentage of total revenue	36%	36%		37%	36%
Processing revenue increased 10% in the third quarter of fiscal 2018 compared to the same quarter last year, primarily due to increased transaction volumes within each of the three components of processing revenue and added revenue from Ensenta. Excluding revenue from fiscal 2018 acquisitions totaling $3,726, and excluding fiscal 2017 revenue related to divestitures of $38, processing revenue increased 7% for the quarter.
Each component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 8% for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Excluding $4,199 of revenue from fiscal 2018 acquisitions, and excluding fiscal 2017 revenue related to divestitures totaling $114, processing revenue increased 7% for the year-to-date period.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Cost of Revenue	$221,592	$206,727	7%	$637,960	$599,636	6%
Percentage of total revenue	58%	58%		57%	57%
Cost of revenue for the third quarter of fiscal 2018 increased 7% over the prior year, but remained consistent as a percentage of total revenue. The increase was primarily due to a 6% expansion in headcount at March 31, 2018 compared to March 31, 2017 driving increased salaries and benefits. Other factors to the increase include higher direct costs of product and amortization related to capitalized software. The Company continues to focus on cost management.

For the year-to-date period, cost of revenue increased 6% due to the same factors discussed above, but remained a consistent percentage of revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Research and Development	$22,591	$20,801	9%	$65,934	$61,413	7%
Percentage of total revenue	6%	6%		6%	6%
Research and development expenses increased for both the quarter and fiscal year-to-date period primarily due to increased salary and personnel costs driven by increased headcount at March 31, 2018 compared to a year ago. However, both periods remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Selling, General, and Administrative	$44,185	$39,794	11%	$133,532	$119,795	11%
Percentage of total revenue	11%	11%		12%	11%
The 11% increase in selling, general and administrative expense in the current quarter was mainly due to increased commissions, salaries, and benefits. The fiscal year-to-date increase was also driven by those factors, as well as increased professional service expenses due to contracting with outside experts in preparation for our adoption of the new ASC Topic 606 revenue standard. Selling, general, and administrative expense remained a consistent percentage of revenue in both the quarter and fiscal year-to-date periods.
Gain on Disposal of a Business
For the nine months ended March 31, 2018, gains on disposals of businesses totaled $1,894, due to the sales of our ATM Manager and jhaDirect product lines. During the nine months ended March 31, 2017, we recorded a gain related to our Alogent sale totaling $2,250, the majority of which was recorded during the third quarter of fiscal 2017.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Interest Income	$130	$42	210%	$424	$209	103%
Interest Expense	$(734)	$(278)	164%	$(1,173)	$(604)	94%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased in the current periods due mainly to increased borrowing.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Provision for Income Taxes	$23,317	$28,451	(18)%	$(8,287)	$87,258	(109)%
Effective Rate	24.4%	32.1%		(2.9)%	32.5%
The large decreases in the effective tax rate were primarily a result of the Tax Cuts and Jobs Act enacted December 22, 2017, which is discussed in detail in Note 6 of the condensed consolidated financial statements.
NET INCOME
Net income increased 21% to $72,395, or $0.93 per diluted share for the third quarter of fiscal 2018, compared to $60,044, or $0.77 per diluted share, in the same period of fiscal 2017, resulting in a 21% increase in diluted earnings per share. Adjustments related to the TCJA contributed to the large increase.
In the nine months ended March 31, 2018, net income increased to $291,380 from $181,102 for the same period of fiscal 2017, for an increase of 61%. Diluted earnings per share increased 62% to $3.76, compared to $2.31 last year. The increase is primarily attributable to the TCJA.

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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The prior period presented has been retroactively restated to conform to the new segment structure adopted July 1, 2017.

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Revenue	$136,611	$127,170	7%	$399,943	$363,964	10%
Cost of Revenue	$63,157	$58,983	7%	$178,619	$164,820	8%
Revenue in the Core segment increased 7%, while cost of revenue also increased 7%, for the three months ended March 31, 2018. The increased revenue in the Core segment was driven by an 11% increase in product delivery and services revenue and a 7% increase in Outsourcing and Cloud revenue. Cost of revenue remained consistent as a percentage of revenue.
Comparing the nine months ended March 31, 2018 to the equivalent nine months of fiscal 2017, revenue in the Core segment increased 10%, driven by 6% increases in both outsourcing and cloud revenue and in-house support, as well as increased product delivery and services revenue. The increase in product delivery and services revenue was mainly due to increased revenue being recognized as a result of the completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements. Cost of revenue for the Core segment increased 8% for the year-to-date period, but remained consistent as a percentage of revenue.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Revenue	$132,574	$118,393	12%	$381,737	$359,867	6%
Cost of Revenue	$62,783	$55,802	13%	$179,100	$166,615	7%
Revenue in the Payments segment increased 12% for the third quarter of fiscal 2018 compared to the equivalent quarter last fiscal year. The improvement in the most recent quarter was primarily due to increased remittance revenue and outsourcing and cloud revenue resulting from the addition of Ensenta, as well as increases in card processing and transaction and digital revenue. Excluding deconversion revenue from each period and revenue from Ensenta from the third quarter of fiscal 2018, revenue increased 5% in the Payments segment. Cost of revenue increased 13%, in part due to increased headcount and amortization expenses related to Ensenta.
For the nine months ended March 31, 2018, Payments segment revenue increased 6% due to the same factors listed above, despite decreased deconversion fees. Excluding deconversion fees from each nine month period and Ensenta revenue from fiscal 2018, revenue increased 5%. Cost of revenue increased 7% for the fiscal year-to-date period, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Revenue	$104,506	$94,198	11%	$298,084	$279,207	7%
Cost of Revenue	$42,837	$39,488	8%	$124,693	$117,290	6%
Revenue in the Complementary segment increased 11% for the quarter, driven by increases in product delivery and services, outsourcing and cloud services, as well as transaction and digital processing. Excluding deconversion fees from each period and Vanguard Software Group revenue from the third quarter of fiscal 2018, revenue increased 9%. Cost of revenue increased 8% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, and declined 1% as a percentage of revenue.
Revenue in the Complementary segment increased 7% for the nine months ended March 31, 2018 compared to the prior year-to-date period. The increase was driven by increased outsourcing and cloud services, as well as increased transaction and digital processing. Cost of revenue remained a consistent percentage of revenue in each nine month period.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2018	2017		2018	2017
Revenue	$10,993	$14,006	(22)%	$39,610	$44,311	(11)%
Cost of Revenue	$52,815	$52,454	1%	$155,548	$150,911	3%
Revenue in the Corporate and Other segment for the three and nine months ended March 31, 2018 each decreased mainly due to a loss of revenue from our jhaDirect product line. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments. Revenue within this segment is expected to be lower in fiscal 2018 compared to fiscal 2017 due to the sale of the jhaDirect product line in the first quarter of fiscal 2018. For the full fiscal year 2017, revenue from jhaDirect totaled $6,536.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the third quarter and year-to-date is primarily related to increased salary and benefit costs.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $57,402 at March 31, 2018 from $114,765 at June 30, 2017. The decrease from June 30, 2017 is primarily due to our acquisitions of Vanguard Software Group and Ensenta, the latter of which was partially funded by borrowing on our revolving credit facility.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2018	2017
Net income	$291,380	$181,102
Non-cash expenses	48,314	128,070
Change in receivables	113,465	114,420
Change in deferred revenue	(206,358)	(182,309)
Change in other assets and liabilities	(11,929)	(42,416)
Net cash provided by operating activities	$234,872	$198,867
Cash provided by operating activities increased 18% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2018 totaled $239,055 and included: $137,654, net of cash acquired, for the purchases of Ensenta Corporation and Vanguard Software Group; $72,186 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $17,858; $6,965 for the purchase and development of internal use software; and $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc. This was partially offset by $350 of proceeds from the sale of businesses, and $258 of proceeds from asset sales. Cash used in investing activities for the first nine months of fiscal 2017 totaled $103,499 and included $63,804 for the development of software, capital expenditures of $28,150, and $14,780 for the purchase and development of internal use software, partially offset by $2,286 of proceeds from the sale of businesses and $949 of proceeds from the sale of assets.
Financing activities used cash of $53,180 for the first nine months of fiscal 2018. Cash used was $70,000 for repayment on our revolving credit facility, $30,018 for the purchase of treasury shares, dividends paid to stockholders of $76,429, and $1,733 net cash outflow from the issuance of stock and tax related to stock-based compensation. These uses were partially offset by borrowings of $125,000 on our revolving credit facility. Financing activities used cash in the first nine months of fiscal 2017 totaling $122,762. Cash used was $103,885 for the purchase of treasury shares, dividends paid to stockholders of $67,641, repayments on borrowings and capital leases of $30,200, and $1,036 net cash outflow from the issuance of stock and tax related to stock-based compensation, partially offset by borrowings on our revolving credit facility of $80,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $17,858 and $28,150 for the nine months ending March 31, 2018 and March 31, 2017, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2018 are not expected to exceed $62,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2018, there were 25,962 shares in treasury stock and the Company had the remaining authority to repurchase up to 4,029 additional shares. The total cost of treasury shares at March 31, 2018 is $1,036,292. During the first nine months of fiscal 2018, the Company repurchased 302 treasury shares for $30,018. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At March 31, 2018, there was an outstanding revolving loan balance of $105,000. There was a $50,000 outstanding balance at June 30, 2017.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At March 31, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2017.

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
Based on our outstanding debt with variable interest rates as of March 31, 2018, a 1% increase in our borrowing rate would increase our annual interest expense by $1,050.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending March 31, 2018, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2018	90	$116.34	—	4,028,696
February 1- February 28, 2018	—	—	—	4,028,696
March 1- March 31, 2018	—	—	—	4,028,696
Total	90	116.34	—	4,028,696

(1) No shares were purchased through a publicly announced repurchase plan. There were 90 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 7, 2018	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	May 7, 2018	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer