Form 10-K
period 2018-06-30
HENRY JACK & ASSOCIATES INC
filed 2018-08-24
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018
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
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On December 29, 2017, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $8,997,853,020 (based on the average of the reported high and low sales prices on NASDAQ on December 29, 2017).

As of August 15, 2018, the Registrant had 77,178,813 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2018.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company's fiscal years ended in June and the associated quarters, months, and periods of those fiscal years.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” "future," "intend," "plan," "predict," "will," "would," "could," "can," "may," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. (JHA) was founded in 1976 as a provider of core information processing solutions for community banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for over 9,000 financial institutions and diverse corporate entities.
JHA provides its products and services through three primary business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to over 1,060 banks ranging from community banks to multi-billion-dollar institutions with assets of up to $50 billion. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 100 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with nearly 830 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 50 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized core agnostic products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with over 9,000 customers.

Our products and services provide our customers solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our solutions also enable financial institutions to offer the high-demand products and services required by their customers to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.
We are committed to exceeding our customers’ service-related expectations. We measure and monitor customer satisfaction using formal annual surveys and online surveys initiated each day randomly by routine support requests. We believe the results of this extensive survey process confirm that our service consistently exceeds our customers’ expectations and generates excellent customer retention rates.
We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new traditional and nontraditional clients, and ensuring each product offering is highly competitive.
The majority of our revenue is derived from recurring electronic payment solutions and outsourcing services that both generally have contract terms of five years or greater, and support and services provided to our in-house customers that are typically on a one-year contract. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources.
JHA ended fiscal 2018 with $1,536.6 million in revenue. Our annual revenue has increased from $1,107.5 million for fiscal 2013, representing a compound annual growth rate during this five-year period of 7%. Net income has grown from $167.6 million to $376.7 million during this same five-year period, although fiscal 2018 net income included a large tax benefit of $118.4 million for adjustments recorded as a result of the Tax Cuts and Jobs Act of 2017 ("TCJA"). Information regarding the classification of our business into four separate segments is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 42 years ago:

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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 5,630 commercial banks and savings institutions in this asset range as of December 31, 2017. Jack Henry Banking currently supports over 1,060 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 5,680 domestic credit unions as of December 31, 2017. Symitar currently supports nearly 830 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports over 9,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 20% from the beginning of calendar year 2013 to the end of calendar year 2017, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 4% and totaled $16.2 trillion as of December 31, 2017. There were five new bank charters issued in calendar year 2017, compared to zero in the 2016 calendar year. Comparing calendar years 2017 to 2016, the number of mergers decreased 8%.
CUNA reports the number of credit unions declined 18% from the beginning of calendar year 2013 to the end of calendar year 2017. Although the number of credit unions declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 6% and totaled $1.4 trillion as of December 31, 2017.
Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers/members in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology-dependent. Financial institutions must implement technological solutions that enable them to:

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
Mission Statement
Our mission is to protect and increase the value of our stockholders' investment by providing quality solutions and industry-leading service to our customers. In accomplishing this, we feel that it is important to:

•	Maintain a work environment that is personally, professionally, and financially rewarding for our employees.

•	Concentrate our activities on what we know best - technology solutions and services for financial institutions.

•	Provide outstanding commitment and service to our customers so that the perceived value of our solutions and services is consistent with the real value.
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

•
Providing highly specialized core agnostic complementary products and services to financial institutions, including institutions not utilizing a Jack Henry core operating system, and diverse corporate entities.

•	Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.

•	Capitalizing on our acquisition strategy.
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with 31 strategic acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:

•	Expand our suite of complementary products and services;

•	Provide products and services that can be sold to both existing core and non-core customers and outside our base to new customers; and /or

•	Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have completed three acquisitions in the last 3 years. After 42 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
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
Our three most recent acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2018	Ensenta Corporation	Real-time, cloud-based solutions for mobile and online payments and deposits
2018	Vanguard Software Group	Underwriting, spreading, and online decisioning of commercial loans
2016	Bayside Business Solutions	Portfolio management systems and factoring software
Solutions
Our proprietary solutions are marketed through three primary business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 100 complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced delivery model, and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting over 1,060 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Its solutions include two functionally distinct core processing systems and more than 50 complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities. We also re-market the hardware required by each software system. Our credit union solutions can be delivered in-house or through outsourced delivery model, and are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports nearly 830 credit union customers.

•
ProfitStars is a leading provider of specialized products and services assembled primarily through our focused diversification acquisition strategy. These core agnostic solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities with over 9,000 customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.

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
Jack Henry Banking’s three core banking platforms are:

•
SilverLake®, a robust IBM Power System™ (i/OS) based system primarily designed for commercial-focused banks with assets ranging from $500 million to $50 billion. However, some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 400 banks, and now automates approximately 7% of the domestic banks with assets less than $50 billion.

•
CIF 20/20®, a parameter-driven, easy-to-use system that now supports nearly 460 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is among the most widely used IBM Power System™ (i/OS) core processing systems in the U.S. community bank market.

•
Core Director®, a Windows®-based, client/server system that now supports nearly 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two core credit union platforms are:

•
Episys®, a robust IBM Power System™ (AIX®) based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by over 670 credit unions and according to National Credit Union Administration data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative system.

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
JHA regularly introduces new products and services based on demand for integrated complementary solutions from our existing core clients, and based on the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and/or containing costs. The Company’s Industry Research department solicits customer guidance on the business solutions they need, evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. JHA’s new complementary products and services are developed internally, acquired, or provided through strategic alliances.
Electronic Payment Solutions
Electronic payment solutions provide our customers with the tools necessary to be at the forefront of payment innovation with secure payment processing designed to simplify complex payment processing, attract profitable retail and commercial accounts, increase operating efficiencies, comply with regulatory mandates, and proactively mitigate and manage payment-related risk.
Jack Henry identifies four components of Electronic Payment Solutions:

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

•
Faster Payments includes the development of JHA PayCenter, a payments hub that provides streamlined, secure payment capabilities for sending and receiving transactions instantly 24 hours a day, 365 days a year, through JHA’s core and complementary solutions with direct connections to real-time networks.

•
Processing/ Other includes Enterprise Payment Solutions (EPS), a comprehensive payments engine and one of the leading total payments solutions on the market today. EPS offers an integrated suite of remote deposit capture, ACH and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions of all sizes. EPS helps financial institutions succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships. Furthermore, Commercial Lending Solutions help financial institutions securely transition from a traditional lending portfolio (focused on real estate-based consumer lending) to a more fully-diversified portfolio developed via commercial and industrial lending. Our solutions also provide reliable ways to retain creditworthy business customers facing financial hurdles, without the risk of loan loss.

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
Implementation and Training
Most of our core bank and credit union customers contract with us for implementation and training services in connection with their systems and additional complementary products.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. The Company’s comprehensive support infrastructure incorporates:

•	Exacting service standards;

•	Trained support staff available 24 hours a day, 365 days a year;

•	Assigned account managers;

•	Sophisticated support tools, resources, and technology;

•	Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•	Highly effective change management and control processes; and

•	A best practices methodology developed and refined through the company-wide, day-to-day experience supporting over 9,000 diverse clients.
Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 18% to 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the fiscal year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 30 days prior to contract expiration.
High levels of support are provided to our outsourced customers by the same support infrastructure utilized for in-house customers. However, these support fees are included as part of monthly outsourcing fees.
JHA regularly measures customer satisfaction using formal annual surveys and more frequent online surveys initiated randomly by routine support requests. We believe this process confirms that we consistently exceed our customers’ service-related expectations.
Backlog
Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.
Backlog as of June 30, 2018 totaled $676.2 million, consisting of contracts signed for future delivery of software, hardware, and implementation services (in-house backlog) of approximately $76.3 million, and $599.9 million for outsourcing services. Approximately $464.0 million of the outsourcing services backlog as of June 30, 2018 is not expected to be realized during fiscal 2019 due to the long-term nature of our outsourcing contracts. Backlog as of June 30, 2017 totaled $630.3 million, consisting of $78.9 million for future delivery of in-house software, hardware, and implementation services (in-house backlog), and $551.4 million for outsourcing services.
The in-house backlog does not include amounts related to items that have been delivered but cannot be recognized as revenue due to accounting rules for software revenue recognition; those amounts are included in deferred revenue on the balance sheet to the extent that they have been billed to the customer as of June 30, 2018 and 2017.
Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2019, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships, existing in-house customers electing to migrate to the outsourced model, and new contracting activities.
Research and Development
We invest significant resources in ongoing research and development to develop new software solutions and services, and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Our core and complementary systems are enhanced a minimum of once each year. Product-specific enhancements are largely customer-driven with recommended enhancements formally gathered through focus groups, change control boards, strategic initiatives meetings, annual user group meetings, and ongoing customer contact. We also continually evaluate and implement process improvements that expedite the delivery of new products and enhancements to our customers, and reduce related costs.
Research and development expenses for fiscal years 2018, 2017, and 2016 were $90.3 million, $84.8 million, and $81.2 million, respectively. We recorded capitalized software in fiscal years 2018, 2017, and 2016 of $96.6 million, $89.6 million, and $96.4 million, respectively.
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
Dedicated sales forces support each of JHA’s three primary marketed brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports all of our brands with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JHA also hosts annual national education conferences which provide opportunities to network with existing clients and demonstrate new products and services.
JHA has sold select products and services in the Caribbean, Canada, Europe, and South America. International sales accounted for less than 1% of JHA’s total revenue in the fiscal years 2018 and 2017, and were approximately 1% of total revenue in fiscal 2016.
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
Regulatory Compliance
JHA maintains a corporate commitment to address compliance issues and implement requirements imposed by federal regulators prior to the effective date of such requirements when adequate prior notice is given. JHA’s compliance program is provided by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JHA and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Financial Institutions Examination Council (“FFIEC”) examination team and training sessions sponsored by various professional associations.
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
Employees
As of June 30, 2018 and 2017, JHA had 6,307 and 5,972 full-time employees, respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
Available Information
JHA’s Website is easily accessible to the public at www.jackhenry.com. The “For Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the U.S. Securities and Exchange Commission ("SEC") also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A.  RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ materially from those expected or desired.
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data and to prevent unauthorized access to our computer networks, systems, and data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state, federal, and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and, in the event of a breach, we may need to expend resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments and check clearing that support consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, this could result in financial as well as reputational loss to us. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services. If we are unable to obtain such services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third party service providers we rely upon could lead to financial loss. JHA relies on third party service providers to support key portions of its operations. JHA also relies on third party service providers to provide part or all of certain services it delivers to customers. While we have selected these third party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon JHA’s delivery of its services to customers. Such a failure could lead to damages claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business.
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
In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in 2010, significantly changed the regulation of the financial services industry, producing new regulatory agencies and voluminous new regulations, some of which are still being written. The Bureau of Consumer Financial Protection ("CFPB") was established, which is implementing numerous new regulations applicable to “supervised service providers” such as the Company. These new regulations may require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. This includes rules enacted by the New York Department of Financial Services that require covered financial institutions to have a cyber security program along with other compliance requirements. The unique data protection regulations issued by multiple agencies has created a fragmented series of requirements that makes it increasingly complex to comply with all of the mandates in an efficient manner.
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
Unfavorable future tax law changes could adversely affect our tax expense. The U.S. recently enacted significant tax reform and certain provisions of the new law could have an adverse impact to us. Unfavorable future tax law changes could also result in these negative impacts. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 5,630 commercial and savings banks and more than 5,680 credit unions. The number of commercial banks and credit unions has decreased because of failures and mergers and acquisitions and is expected to continue to decrease as more consolidation occurs.
Acquisitions may be costly and difficult to integrate. We have acquired a number of businesses in the past, including the acquisition of Ensenta Corporation in December 2017, and will continue to explore acquisitions in the future. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs; unanticipated quality or customer problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we periodically review our acquired assets.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2018. On an annual basis, and whenever circumstances require, we review our intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of these intangible assets could have a material negative effect on our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping & receiving, security, and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 37 leased office facilities in 22 states, which total approximately 667,000 square feet. All of our owned and leased office facilities are for normal business purposes.
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

ITEM 3.  LEGAL PROCEEDINGS
We are subject to various routine legal proceedings and claims arising in the ordinary course of our business. In the opinion of management, any liabilities resulting from current lawsuits are not expected, either individually or in the aggregate, to have a material adverse effect on our consolidated financial statements. In accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
Fourth Quarter	$133.47	$116.79	$106.46	$91.50
Third Quarter	127.31	112.78	95.64	88.11
Second Quarter	119.82	102.44	91.06	79.00
First Quarter	109.67	98.16	89.89	85.00
The Company established a practice of paying quarterly dividends at the end of fiscal 1990 and has paid dividends with respect to every quarter since that time. Quarterly dividends per share paid on the common stock for the two most recent fiscal years ended 2018 and 2017 are as follows:

	Fiscal 2018	Fiscal 2017
Fourth Quarter	$0.370	$0.310
Third Quarter	0.370	0.310
Second Quarter	0.310	0.280
First Quarter	0.310	0.280
The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.
On August 16, 2018, there were approximately 125,900 holders of the Company’s common stock, including individual participants in security position listings. On that same date the last sale price of the common shares as reported on NASDAQ was $142.50 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1- April 30, 2018	—	$—	—	4,028,696
May 1- May 31, 2018	—	$—	—	4,028,696
June 1- June 30, 2018	146,293	$129.92	145,983	3,882,713
Total	146,293	$129.92	145,983	3,882,713
(1) 145,983 shares were purchased through a publicly announced repurchase plan. There were 310 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2018, of the market performance of the Company’s common stock with the S&P 500 Index and an index of peer companies selected by the Company. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2013	2014	2015	2016	2017	2018
JKHY	100.00	128.02	141.48	193.46	233.19	296.19
Peer Group	100.00	137.07	171.80	198.44	231.11	297.44
S&P 500	100.00	124.61	133.86	139.20	164.11	187.70
This comparison assumes $100 was invested on June 30, 2013, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Companies in the peer group are ACI Worldwide, Inc.; Bottomline Technology, Inc.; Broadridge Financial Solutions; Cardtronics, Inc.; Convergys Corp.; Corelogic, Inc.; Euronet Worldwide, Inc.; Fair Isaac Corp.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Global Payments, Inc.; Moneygram International, Inc.; SS&C Technologies Holdings, Inc.; Total Systems Services, Inc.; Tyler Technologies, Inc.; Verifone Systems, Inc.; and WEX, Inc. . DST Systems, Inc., which had previously been part of the peer group, was acquired in 2018 and is no longer a public company. As a result, DST Systems, Inc. has been removed from the peer group and stock performance graph.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.   SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in the Annual Report on From 10-K. Fiscal 2018 net income contains adjustments related to the Tax Cuts and Jobs Act of 2017, and acquisitions have affected revenue and net income in fiscal 2018 as well as the historical periods presented.

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2018	2017	2016	2015	2014
Revenue (1)	$1,536,603	$1,431,117	$1,354,646	$1,256,190	$1,173,173
Net Income	$376,660	$245,793	$248,867	$211,221	$186,715
Basic earnings per share	$4.88	$3.16	$3.13	$2.60	$2.20
Diluted earnings per share	$4.85	$3.14	$3.12	$2.59	$2.19
Dividends declared per share	$1.36	$1.18	$1.06	$0.94	$0.84
Balance Sheet Data
Total deferred revenue	$448,632	$511,384	$521,054	$531,987	$492,868
Total assets	$2,050,303	$1,908,945	$1,815,512	$1,836,835	$1,680,703
Long-term debt	$—	$50,000	$—	$50,102	$3,729
Stockholders’ equity	$1,266,828	$1,032,051	$996,210	$991,534	$967,387
(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited Consolidated Financial Statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2018 to fiscal 2017 and compare fiscal 2017 to fiscal 2016.
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 6,400 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve over 9,000 customers and are marketed and supported through three primary brands. Jack Henry Banking® supports banks, ranging from community banks to multi-billion-dollar institutions with assets up to $50 billion, with information and transaction processing solutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house or outsourced delivery.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities across our three primary business brands. We provide compatible computer hardware for our in-house installations and secure processing environments for our outsourced solutions. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
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
During the last five fiscal years, our revenues have grown from $1,173,173 in fiscal 2014 to $1,536,603 in fiscal 2018. Net income has grown from $186,715 in fiscal 2014 to $376,660 in fiscal 2018. The revenue growth has resulted primarily from internal expansion. Net income in fiscal 2018 included a net tax benefit of $118,367 recorded as result of the TCJA.
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
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of sales.
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
RESULTS OF OPERATIONS
FISCAL 2018 COMPARED TO FISCAL 2017
In fiscal 2018, revenues increased 7% or $105,486 compared to fiscal 2017. Deconversion fees increased $6,021 compared to the prior fiscal year, and we had revenue from fiscal 2018 acquisitions totaling $17,145. Excluding these factors, and excluding $9,341 of revenue from the fiscal 2017 year-to-date period related to divestitures, total revenue still increased 7%, with strong growth in each of our revenue streams as discussed in detail below.
Operating expenses increased 8% year over year. Excluding costs related to deconversion fees from each year, expenses related to fiscal 2018 acquisitions, fiscal 2017 costs related to divestitures, and gains on the disposals of businesses from each year, operating expenses increased 7%.
The TCJA had a large impact on our provision for income taxes and net income, which are discussed below.
We move into fiscal 2019 following a strong performance in fiscal 2018. Significant portions of our business continue to provide recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2018 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2018	2017
Services and Support	$978,421	$917,548	7%
Percentage of total revenue	64%	64%
Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or greater at inception; "Product delivery & services" revenue, which includes revenue from the sales of licenses, implementation services, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms.

In the fiscal year ended June 30, 2018, services and support revenue grew 7% over the prior fiscal year. Excluding deconversion fees, which totaled $45,537 in fiscal 2018 and $39,516 in fiscal 2017; revenue from fiscal 2018 acquisitions totaling $8,851; and fiscal 2017 revenue related to divestitures of $9,188, services and support revenue grew 6%. The increase was primarily driven by an increase in outsourcing and cloud revenue, along with an increase in product delivery and services revenue resulting from completion of revised contractual obligations on several of our bundled arrangements.

Processing Revenue	Year Ended June 30,		% Change
	2018	2017
Processing	$558,182	$513,569	9%
Percentage of total revenue	36%	36%
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
Processing revenue increased 9% for the fiscal year ended June 30, 2018 as compared to the fiscal year ended June 30, 2017. Excluding $8,294 of revenue from fiscal 2018 acquisitions, and excluding fiscal 2017 revenue related to divestitures totaling $153, processing revenue increased 7% for the year with significant increases in each of its three components.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2018	2017
Cost of Revenue	$873,642	$819,034	7%
Percentage of total revenue	57%	57%
Cost of Revenue increased compared to fiscal 2017, but remained consistent as a percentage of total revenue. The increase was primarily due to a 6% expansion in headcount at June 30, 2018 compared to June 30, 2017 driving increased salaries and benefits. Other factors to the increase include higher amortization related to capitalized software, higher direct costs of product and increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform. We also had other one-time expenses included in cost of revenue which totaled $3,782 included in fiscal 2018 cost of sales. Fiscal 2017 cost of sales included an impairment loss of $3,275. The Company continues to focus on cost management.

Research & Development	Year Ended June 30,		% Change
	2018	2017
Research & Development	$90,340	$84,753	7%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.
Research and development expenses increased primarily due to increased salary and benefit expenses, in part due to a 4% increase in headcount, but were consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2018	2017
Selling, General, and Administrative	$182,146	$162,898	12%
Percentage of total revenue	12%	11%

Selling, general and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs. These expenses increased primarily due to increased commissions, salaries, and professional service expenses due to contracting with outside experts in preparation for our adoption of the new Accounting Standards Codification ("ASC") Topic 606 revenue standard.
Gains on Disposal of Businesses
In fiscal 2018, we recognized gains on the disposal of businesses totaling $1,894, due to the sales of our ATM Manager and jhaDirect product lines. In fiscal 2017, we recognized gains on the disposals of businesses totaling $3,270, with $2,136 related to the fiscal 2016 sale of Alogent, and $1,134 related to the sale of our Regulatory Filing products.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2018	2017
Interest Income	$575	$248	132%
Interest Expense	$(1,920)	$(996)	93%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased in fiscal 2018 due mainly to increased borrowing, which was primarily used for the acquisition of Ensenta Corporation, and has now been re-paid.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2018	2017
Provision for Income Taxes	$14,364	$121,161	(88)%
Effective Rate	3.7%	33.0%
The significant decrease in the effective tax rate was primarily a result of the TCJA enacted December 22, 2017, which included a reduction to the U.S. federal statutory income tax rate to 21% effective January 1, 2018. A blended 28% U.S federal statutory income tax rate was applied to fiscal 2018. We recorded a net tax benefit of $94,549 related to the re-measurement of our net deferred tax liabilities and $23,818 related to the impacts on current year operations.
NET INCOME
Net income increased 53% to $376,660, or $4.85 per diluted share, in fiscal 2018 from $245,793, or $3.14 per diluted share, in fiscal 2017. The significant increase is primarily attributable to the TCJA. Excluding the $118,367 of tax benefit recorded as a result of the TCJA, net income increased 5% and diluted earnings per share increased 6% for fiscal 2018 compared to fiscal 2017.

FISCAL 2017 COMPARED TO FISCAL 2016
In fiscal 2017, revenues increased 6% or $76,471 compared to fiscal 2016 due primarily to strong growth in services and support revenue, as discussed below.
Operating expenses increased 7%, partially due to the gain on the sale of our Alogent business ("Alogent") in fiscal 2016, which is discussed below in the operating expenses section.
Provision for income taxes increased 9% in fiscal 2017 compared to fiscal 2016 due a lower effective tax rate in the earlier year, which is described in the following discussion.
The above changes resulted in a 1% decrease in net income for fiscal 2017 compared to the prior fiscal year.

REVENUE

Services and Support	Year Ended June 30,		% Change
	2017	2016
Services and Support	$917,548	$870,831	5%
Percentage of total revenue	64%	64%
Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or greater at inception; "Product delivery & services" revenue, which includes revenue from the sales of licenses, implementation services, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms.
Fiscal 2017 services and support revenue grew 5% in fiscal 2017 despite Alogent revenue totaling $28,421 being included in fiscal 2016. Excluding that headwind, support and services grew 9%, due mainly to an increase in outsourcing and cloud revenue, along with an increase in product delivery and services revenue resulting from completion of revised contractual obligations on several of our bundled arrangements.

Processing	Year Ended June 30,		% Change
	2017	2016
Processing	$513,569	$483,815	6%
Percentage of total revenue	36%	36%
Processing revenue includes: "Remittance" revenue from payment processing, remote capture, and automated clearing house (ACH) transactions; "Card" fees, including card transaction processing and monthly fees; and "Transaction and digital" revenue, which includes transaction and mobile processing fees.
Processing revenue increased 6% in fiscal 2017, with strong growth in each of its three components.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2017	2016
Cost of Revenue	$819,034	$773,651	6%
Percentage of total revenue	57%	57%
Cost of revenue for fiscal 2017 increased 6% compared to fiscal 2016, in line with the revenue increase, and remained a consistent percentage of total revenue in each year.

Research and Development	Year Ended June 30,		% Change
	2017	2016
Research and Development	$84,753	$81,234	4%
Percentage of total revenue	6%	6%

Research and development expenses increased primarily due to a 4% increase in headcount, but were consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2017	2016
Selling, General, and Administrative	$162,898	$157,593	3%
Percentage of total revenue	11%	12%
Selling, general, and administrative expenses increased in fiscal 2017 primarily due to increased commissions and headcount, but decreased as a percentage of total revenue.

Gain on Disposal of Businesses
In fiscal 2017, we recognized gains on disposal of businesses totaling $3,270. $2,136 was related to the sale of Alogent, and $1,134 related to the sale of our Regulatory Filing products to Fed Reporter on May 1, 2017.
In fiscal 2016, we sold our Alogent business to Antelope Acquisition Co., an affiliate of Battery Ventures, resulting in a gain of $19,491.

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
The increase in the effective tax rate was primarily due fiscal 2016's tax rate being reduced by the tax basis in excess of book basis in Alogent stock at disposal.
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
The prior periods presented have been retroactively recast to conform to the new segment structure adopted July 1, 2017.

Core
	2018	% Change	2017	% Change	2016
Revenue	$555,287	10%	$502,998	12%	$449,663
Cost of Revenue	$248,215	10%	$226,475	8%	$209,688
In fiscal 2018, revenue in the Core segment increased 10% compared to fiscal 2017, driven primarily by increases in both product delivery and services revenue and outsourcing and cloud revenue. The increase in product delivery and services revenue was mainly due to increased revenue being recognized as a result of the completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements. Cost of revenue for the Core segment increased 10% for the year-to-date period.
In fiscal 2017, revenue in the Core segment increased 12%, due to increased support and service revenue driven by increases in our product delivery and services stream and our outsourcing and cloud stream. The increased product delivery and services revenue was partly due to increased revenue being recognized as a result of the completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements. Cost of revenue increased 8% for fiscal 2017 compared to fiscal 2016.

Payments
	2018	% Change	2017	% Change	2016
Revenue	$517,342	7%	$481,625	5%	$459,779
Cost of Revenue	$244,718	9%	$224,214	4%	$215,650
In fiscal 2018, revenue in the Payments segment increased 7% compared to fiscal 2017. Cost of revenue increased 9% for the fiscal year-to-date period, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform. Excluding deconversion fees from each period and Ensenta revenue from fiscal 2018, along with related costs, revenue increased 5% and costs of revenue also increased 5%.
In fiscal 2017, revenue in the Payments segment increased due primarily to increased card and remittance processing revenue compared to fiscal 2016. Cost of revenue increased 4%.

Complementary
	2018	% Change	2017	% Change	2016
Revenue	$412,021	7%	$385,745	10%	$349,616
Cost of Revenue	$169,793	6%	$160,016	7%	$148,906
Revenue in the Complementary segment increased 7% for the fiscal year ended June 30, 2018 compared to the prior year. The increase was driven by increased outsourcing and cloud services, as well as increased transaction and digital processing. Excluding deconversion fees from each period and Vanguard Software Group revenue from fiscal 2018, revenue increased 6%. Cost of revenue increased 6%, but was a consistent percentage of total revenue in fiscal 2018 and fiscal 2017.
In fiscal 2017, revenue in the Complementary segment increased 10%. The increase was primarily in our support and service revenue, and was driven by increases in our product delivery and services stream and our outsourcing and cloud stream. The increased product delivery and services revenue was due in part to increased revenue being recognized as a result of the completion of revised contractual obligations on several long-term contracts that permitted the Company to recognize previously deferred revenue related to our bundled arrangements. Cost of revenue increased 7% for fiscal 2017 compared to fiscal 2016.

Corporate and Other
	2018	% Change	2017	% Change	2016
Revenue	$51,953	(14)%	$60,749	(36)%	$95,588
Cost of Revenue	$210,916	1%	$208,329	4%	$199,407
Revenue in the Corporate and Other segment for the fiscal year ended June 30, 2018 decreased mainly due to a loss of revenue from our jhaDirect product line, which was disposed near the beginning of fiscal 2018. For fiscal 2017, revenue from jhaDirect totaled $6,536. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments.
The decreased revenue in fiscal 2017 compared to fiscal 2016 in the Corporate and Other segment is largely due to Alogent revenue of $28,422 included in fiscal 2016.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $31,440 at June 30, 2018 from $114,765 at June 30, 2017. The decrease is primarily due to our acquisitions of Vanguard Software Group and Ensenta, the latter of which was partially funded by borrowing on our revolving credit facility, which has now been re-paid.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2018	2017
Net income	$376,660	$245,793
Non-cash expenses	111,146	186,626
Change in receivables	(9,219)	(22,499)
Change in deferred revenue	(63,262)	(8,800)
Change in other assets and liabilities	(3,183)	(43,798)
Net cash provided by operating activities	$412,142	$357,322
Cash provided by operating activities increased 15% compared to fiscal 2017. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2018 totaled $291,826 and included: $137,562, net of cash acquired, for the purchases of Ensenta Corporation and Vanguard Software Group; $96,647 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $40,135, mainly for the purchase of computer equipment; $13,138 for the purchase and development of internal use software; and $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc. This was partially offset by $350 of proceeds from the sale of businesses, and $306 of proceeds from asset sales.
Cash used in investing activities for fiscal 2017 totaled $141,586 and included: $89,631 for the development of software; capital expenditures on facilities and equipment of $41,947, mainly for the purchase of computer equipment; and $16,608 for the purchase and development of internal use software. These expenditures were partially offset by $5,632 of proceeds from the sale of businesses and $968 of proceeds from the sale of assets.
Financing activities used cash of $203,641 for fiscal 2018. Cash used was $175,000 for repayment on our revolving credit facility, dividends paid to stockholders of $105,021, and $48,986 for the purchase of treasury shares. These uses were partially offset by borrowings of $125,000 on our revolving credit facility and $366 of net cash inflow from the issuance of stock and tax related to stock-based compensation.
Financing activities used cash in fiscal 2017 of $171,281. Cash used was $130,140 for the purchase of treasury shares, dividends paid to stockholders of $91,707, and repayments of the revolving credit facility and capital leases totaling $30,200. This was partially offset by borrowings of $80,000 and $766 of net cash inflow from the issuance of stock and tax related to stock-based compensation.
At June 30, 2018, the Company had negative working capital of $19,360, however, the largest component of current liabilities was deferred revenue of $355,538, which primarily relates to our annual in-house maintenance agreements and deferred bundled product and service arrangements. The cash outlay necessary to provide the services related to these deferred revenues is significantly less than this recorded balance. In addition, we have not experienced any significant issues with our current collection efforts and we have access to remaining lines of credit in excess of $300,000. We continue to generate substantial cash inflows from operations. Therefore, we do not anticipate any liquidity problems arising from this condition.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $40,135 and $41,947 for the twelve months ending June 30, 2018 and June 30, 2017, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2018, the Company had $2,076 of material outstanding purchase commitments related to property and equipment.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,883 additional shares. The total cost of treasury shares at June 30, 2018 is $1,055,260. During fiscal 2018, the Company repurchased 448 treasury shares for $48,986. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2018 there was no outstanding balance.
Other lines of credit
The Company renewed an unsecured bank credit line on April 24, 2017 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2019. At June 30, 2018, no amount was outstanding.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2018, the Company’s total off balance sheet contractual obligations were $656,507. This balance consists of $63,370 of long-term operating leases for various facilities and equipment which expire from 2019 to 2030 and $593,137 of purchase commitments. JHA entered a strategic services agreement with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as expand its card processing platform to financial institutions outside our core customer base. This agreement includes a purchase commitment of $559,354 over the term of the contract. The remainder of the purchase commitments relate mainly to open purchase orders. The contractual obligations table below excludes $11,507 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2018	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$12,764	$20,659	$13,593	$16,354	$63,370
Purchase obligations	37,383	65,080	97,960	392,714	593,137
Total	$50,147	$85,739	$111,553	$409,068	$656,507

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We did not adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. Additional updates, including ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, also address specific aspects of the new standard and are being considered. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective). We plan to adopt the new standard using the full retrospective method.
The Company has taken the following steps in evaluating and planning for the implementation of the new standard:

•
Organization of a cross-functional implementation team whose goals are to: assess the impact of the guidance on each of our revenue streams by applying the five step model; determine new processes and procedures necessary to ensure proper revenue and cost recognition; quantify the effects of the new standard on prior and current year revenue; determine opening balances for deferred revenues and costs, including tax effects, as of the beginning of fiscal 2017; develop disclosures required upon the adoption of the new standard; and develop new internal controls to ensure compliance with the new standard.

•	Continued implementation and testing of new revenue recognition software that will apply the five-step model to each of our customer contracts.

•	Continued comparisons of revenue recognition under current accounting methods versus under ASC Topic 606 for each of our revenue streams.
Determinations that have been made regarding the effect of the new standard are as follows:

•
We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to ASC Topic 985. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. Under the current standard, license and implementation revenue on these arrangements is often recognized over the maintenance period of the software due to a lack of vendor-specific objective evidence of fair value ("VSOE") for these elements. Under ASC Topic 606, revenue for license and implementation will no longer be deferred due solely to a lack of VSOE. Generally, each license and its implementation will be recognized as one performance obligation at the time the implementation is completed.

•
This new model will require more use of judgments and estimates than the current standard, including identifying performance obligations, estimating variable consideration, allocating the transaction price to each performance obligation based on stand-alone selling price, and allocating commissions to the proper performance obligations so that costs are correctly recognized in line with revenue. We will be required to estimate the total expected value of variable consideration arising from items such as maintenance and transaction or item processing at contract inception and include those estimates in the total transaction price of the contract to be allocated to each performance obligation. These estimates will be modified over the term of the contract, resulting in re-allocations of the transaction price and adjustments to revenue recognized on the contract.

Significant implementation matters still being addressed include:

•
Determination of opening balances for deferred revenues and costs, and the quantitative effect of the new standard on prior and current year revenues and costs. Our analysis of the quantitative effects of the new standard on fiscal years 2017 and 2018 will continue at least through early September 2018.

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
The FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in March 2016. The new standard is intended to simplify several aspects of the accounting and presentation of share-based payment transactions, including reporting of excess tax benefits and shortfalls, statutory minimum withholding considerations, and classification within the statement of cash flows. The standard allows a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate them. ASU No. 2016-09 was effective for the Company’s annual reporting period beginning July 1, 2017. Management elected to early adopt this standard as of July 1, 2016 and has elected to continue our current practice of estimating forfeitures. The adoption of this standard had the following impacts on our consolidated financial statements.

•
Consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. For fiscal 2018, net tax benefits related to share- based compensation awards of $3,274 were recognized as reductions of income tax expense, reducing our income tax rate by 0.84%, and increasing our basic and diluted earnings per share each by $0.04. For fiscal 2017, net tax benefits related to share-based compensation awards of $2,638 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate by 0.72%, and caused an increase in basic and diluted earnings per share of $0.03 for fiscal 2017. In addition, in calculating potential common shares used to determine diluted earnings per share, U.S. GAAP require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The recast for fiscal 2016 resulted in an increase to both net cash provided by operations and net cash used in financing of $1,306. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. We did not adopt the provisions of the new standard early. We do not expect any significant impact to our financial statements as a result of this standard.

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
Revenue Recognition
We recognize revenue net of any applicable discounts in accordance with U.S. GAAP and with guidance provided within Staff Accounting Bulletins issued by the SEC. The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether “VSOE” of fair value exists for those elements. Customers receive certain elements of our products and services over time. Changes to the elements in a software arrangement or in our ability to identify VSOE for those elements could materially impact the amount of earned and deferred revenue reflected in the financial statements.
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
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).
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
Revenue-based taxes collected from customers and remitted to governmental authorities are presented on a net basis (i.e., excluded from revenues).
Deferred Costs
Costs for certain software and hardware maintenance contracts with third parties, which are prepaid, are recognized ratably over the life of the maintenance contract, generally one to five years, with the related revenue amortized from deferred revenues.
Direct and incremental fulfillment costs associated with arrangements subject to ASC 985-605 (for which VSOE of fair value cannot be established) are deferred until the only remaining element in the revenue arrangement is PCS at which point the costs are recognized ratably over the remaining PCS period with the related revenue. Deferred direct and incremental costs associated with arrangements not subject to ASC 985-605 consist primarily of certain up-front costs incurred in connection with our software hosting arrangements and are recognized ratably over the contract period which typically ranges from 5-7 years. These costs include commissions, costs of third-party licenses and the direct costs of our implementation services, consisting of payroll and other fringe benefits.
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
We have no outstanding debt with variable interest rates as of June 30, 2018, and are therefore not currently exposed to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Ensenta Corporation from its assessment of internal control over financial reporting as of June 30, 2018, because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Ensenta Corporation from our audit of internal control over financial reporting. Ensenta Corporation is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2018.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
August 24, 2018

We have served as the Company’s auditor since 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Jack Henry & Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The Company’s internal control over financial reporting includes policies and procedures pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even where internal control over financial reporting is determined to be effective, it can provide only reasonable assurance. Projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
As of June 30, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2018 was effective.
Management’s annual report on internal control over financial reporting excluded Ensenta Corporation, acquired on December 21, 2017.  This acquisition is a wholly-owned subsidiary with total assets, excluding goodwill and intangibles, representing less than 1% of consolidated total assets as of June 30, 2018 and revenue representing 1% of consolidated revenue for the fiscal year ended June 30, 2018.  If adequately disclosed, companies are permitted to exclude acquisitions made during the fiscal year from their assessment of internal control over financial reporting while integrating the acquired company under guidelines established by the SEC.
The Company’s internal control over financial reporting as of June 30, 2018 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2018	2017	2016

REVENUE	$1,536,603	$1,431,117	$1,354,646

EXPENSES
Cost of Revenue	873,642	819,034	773,651
Research and Development	90,340	84,753	81,234
Selling, General, and Administrative	182,146	162,898	157,593
Gain on Disposal of Businesses	(1,894)	(3,270)	(19,491)
Total Expenses	1,144,234	1,063,415	992,987

OPERATING INCOME	392,369	367,702	361,659

INTEREST INCOME (EXPENSE)
Interest Income	575	248	307
Interest Expense	(1,920)	(996)	(1,430)
Total Interest Income (Expense)	(1,345)	(748)	(1,123)

INCOME BEFORE INCOME TAXES	391,024	366,954	360,536

PROVISION FOR INCOME TAXES	14,364	121,161	111,669

NET INCOME	$376,660	$245,793	$248,867

Basic earnings per share	$4.88	$3.16	$3.13
Basic weighted average shares outstanding	77,252	77,856	79,416

Diluted earnings per share	$4.85	$3.14	$3.12
Diluted weighted average shares outstanding	77,585	78,255	79,734

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,440	$114,765
Receivables, net	291,630	276,923
Income tax receivable	21,671	20,135
Prepaid expenses and other	84,810	66,894
Deferred costs	38,985	41,314
Total current assets	468,536	520,031
PROPERTY AND EQUIPMENT, net	286,850	282,934
OTHER ASSETS:
Non-current deferred costs	95,540	96,847
Computer software, net of amortization	288,172	247,317
Other non-current assets	107,775	82,525
Customer relationships, net of amortization	115,034	90,433
Other intangible assets, net of amortization	38,467	36,393
Goodwill	649,929	552,465
Total other assets	1,294,917	1,105,980
Total assets	$2,050,303	$1,908,945
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,510	$6,841
Accrued expenses	97,848	81,574
Deferred revenues	355,538	382,777
Total current liabilities	487,896	471,192
LONG-TERM LIABILITIES:
Non-current deferred revenues	93,094	128,607
Deferred income tax liability	189,613	219,541
Debt, net of current maturities	—	50,000
Other long-term liabilities	12,872	7,554
Total long-term liabilities	295,579	405,702
Total liabilities	783,475	876,894
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,278,562 shares issued at June 30, 2018; 103,083,299 shares issued at June 30, 2017	1,033	1,031
Additional paid-in capital	464,138	452,016
Retained earnings	1,856,917	1,585,278
Less treasury stock at cost 26,107,903 shares at June 30, 2018; 25,660,212 shares at June 30, 2017;	(1,055,260)	(1,006,274)
Total stockholders' equity	1,266,828	1,032,051
Total liabilities and equity	$2,050,303	$1,908,945
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2018	2017	2016

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,083,299	102,903,971	102,695,214
Shares issued for equity-based payment arrangements	118,865	98,781	121,348
Shares issued for Employee Stock Purchase Plan	76,398	80,547	87,409
Shares, end of year	103,278,562	103,083,299	102,903,971

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,031	$1,029	$1,027
Shares issued for equity-based payment arrangements	1	1	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,033	$1,031	$1,029

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$452,016	$440,123	$424,536
Shares issued for equity-based payment arrangements	174	(1)	696
Tax withholding related to share based compensation	(7,332)	(5,479)	(2,590)
Shares issued for Employee Stock Purchase Plan	7,522	6,244	5,710
Tax benefits from share-based compensation	—	—	1,051
Stock-based compensation expense	11,758	11,129	10,720
Balance, end of year	$464,138	$452,016	$440,123

RETAINED EARNINGS:
Balance, beginning of year	$1,585,278	$1,431,192	$1,266,443
Net income	376,660	245,793	248,867
Dividends	(105,021)	(91,707)	(84,118)
Balance, end of year	$1,856,917	$1,585,278	$1,431,192

TREASURY STOCK:
Balance, beginning of year	$(1,006,274)	$(876,134)	$(700,472)
Purchase of treasury shares	(48,986)	(130,140)	(175,662)
Balance, end of year	$(1,055,260)	$(1,006,274)	$(876,134)

TOTAL STOCKHOLDERS' EQUITY	$1,266,828	$1,032,051	$996,210

Dividends declared per share	$1.36	$1.18	$1.06
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$376,660	$245,793	$248,867
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	47,975	49,677	50,571
Amortization	104,011	90,109	79,077
Change in deferred income taxes	(51,644)	30,940	37,524
Expense for stock-based compensation	11,758	11,129	10,720
(Gain)/loss on disposal of assets and businesses	(954)	4,771	(16,888)
Changes in operating assets and liabilities:
Change in receivables	(9,219)	(22,499)	(13,735)
Change in prepaid expenses, deferred costs and other	(28,454)	(25,088)	(29,577)
Change in accounts payable	11,072	(7,812)	4,663
Change in accrued expenses	9,091	(4,454)	7,460
Change in income taxes	5,108	(6,444)	(16,624)
Change in deferred revenues	(63,262)	(8,800)	4,364
Net cash from operating activities	412,142	357,322	366,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,562)	—	(8,275)
Capital expenditures	(40,135)	(41,947)	(56,325)
Proceeds from the sale of businesses	350	5,632	34,030
Proceeds from the sale of assets	306	968	2,844
Internal use software	(13,138)	(16,608)	(11,826)
Computer software developed	(96,647)	(89,631)	(96,411)
Purchase of investments	(5,000)	—	—
Net cash from investing activities	(291,826)	(141,586)	(135,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	125,000	80,000	100,000
Repayments on credit facilities	(175,000)	(30,200)	(152,500)
Purchase of treasury stock	(48,986)	(130,140)	(175,662)
Dividends paid	(105,021)	(91,707)	(84,118)
Proceeds from issuance of common stock upon exercise of stock options	176	1	697
Minimum tax withholding payments related to share based compensation	(7,333)	(5,480)	(2,590)
Proceeds from sale of common stock	7,523	6,245	5,711
Net cash from financing activities	(203,641)	(171,281)	(308,462)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(83,325)	$44,455	$(78,003)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$70,310	$148,313
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,440	$114,765	$70,310

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
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
PRIOR PERIOD RECLASSIFICATION
During the first quarter of fiscal 2018, the Company's management decided to change the presentation of its income statement, along with a change in the segment structure (see Note 10), in order to more clearly align with the way management manages the Company and evaluates performance. Amounts within the consolidated statements of income for the fiscal years ended June 30, 2017 and June 30, 2016 have been reclassified to improve comparability with the fiscal year ended June 30, 2018. Revenue was previously classified as license, support and service, and hardware, and has been reclassified into one "Revenue" caption. Cost of sales was previously presented under three captions to correspond with our three lines of revenue, and has now been condensed to one caption, "Cost of Revenue". We have elected to include all operating expenses, including cost of revenue, under one expenses heading. Previously, cost of revenue was presented separately from operating expenses in order to show gross profit. Gross profit has been removed from our current presentation due to management's focus on operating income. Additionally, within operating expenses, selling and marketing expense and general and administrative expense were previously presented under two captions, but are now condensed under one caption, labeled "Selling, General, and Administrative."
REVENUE RECOGNITION
The Company derives revenue from the following sources:  license arrangements, support and service fees (non-software) and hardware sales. There are no rights of return or conditions of acceptance in the Company’s sales contracts.
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
The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence ("TPE") if VSOE is not available, or ESP if neither VSOE nor TPE is available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. ESP is determined after considering both market conditions (such as the sale of similar products in the market place) and entity-specific factors (such as pricing practices and the specifics of each transaction).
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
Total revenue recognized related to our Bundled Products & Services was $131,220, $117,046, and $94,391 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
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
Revenue-based taxes collected from customers and remitted to governmental authorities are presented on a net basis (i.e., excluded from revenues).
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

The vast majority of our maintenance (PCS) renews annually and runs from July 1 to June 30. Renewal billings are submitted to customers each June and the Company has the right to bill at that date; therefore, we include those billings as gross in deferred revenue and as a receivable on our balance sheet at the end of each fiscal year.
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
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those with an indefinite life (goodwill), over an estimated economic benefit period, generally three to twenty years.
The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill for impairment of value on an annual basis as of January 1 and between annual tests if events or changes in circumstances indicate that the asset might be impaired.
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
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2018, 2017, and 2016 equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 13). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,883 additional shares. The total cost of treasury shares at June 30, 2018 is $1,055,260. During fiscal 2018, the Company repurchased 448 treasury shares for $48,986. At June 30, 2017, there were 25,660 shares in treasury stock and the Company had authority to repurchase up to 4,330 additional shares.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers in May 2014. This standard is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). The new standard will supersede much of the existing authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB also issued ASU No. 2015-14 which deferred the effective date of the new standard by one year, but allows early application as of the original effective date. We did not adopt the provisions of the new standard early, so the standard and related amendments will be effective for the Company for its annual reporting period beginning July 1, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which addresses principal versus agent considerations under the new revenue standard. Additional updates, including ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20, also address specific aspects of the new standard and are being considered. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective). We plan to adopt the new standard using the full retrospective method.
The Company has taken the following steps in evaluating and planning for the implementation of the new standard:

•
Organization of a cross-functional implementation team whose goals are to: assess the impact of the guidance on each of our revenue streams by applying the five step model; determine new processes and procedures necessary to ensure proper revenue and cost recognition; quantify the effects of the new standard on prior and current year revenue; determine opening balances for deferred revenues and costs, including tax effects, as of the beginning of fiscal 2017; develop disclosures required upon the adoption of the new standard; and develop new internal controls to ensure compliance with the new standard.

•	Continued implementation and testing of new revenue recognition software that will apply the five-step model to each of our customer contracts.

•	Continued comparisons of revenue recognition under current accounting methods versus under ASC Topic 606 for each of our revenue streams.
Determinations that have been made regarding the effect of the new standard are as follows:

•
We expect the adoption of this standard to have a significant impact on our revenue recognition currently subject to ASC Topic 985. One of the most significant expected impacts relates to the recognition of license and implementation revenue on our multi-element arrangements. Under the current standard, license and implementation revenue on these arrangements is often recognized over the maintenance period of the software due to a lack of VSOE for these elements. Under ASC Topic 606, revenue for license and implementation will no longer be deferred due solely to a lack of VSOE. Generally, each license and its implementation will be recognized as one performance obligation at the time the implementation is completed.

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

Significant implementation matters still being addressed include:

•
Determination of opening balances for deferred revenues and costs, and the quantitative effect of the new standard on prior and current year revenues and costs. Our analysis of the quantitative effects of the new standard on fiscal years 2017 and 2018 will continue at least through early September 2018.

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
The FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, in March 2016. The new standard is intended to simplify several aspects of the accounting and presentation of share-based payment transactions, including reporting of excess tax benefits and shortfalls, statutory minimum withholding considerations, and classification within the statement of cash flows. The standard allows a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate them. ASU No. 2016-09 was effective for the Company’s annual reporting period beginning July 1, 2017. Management elected to early adopt this standard as of July 1, 2016 and has elected to continue our current practice of estimating forfeitures. The adoption of this standard had the following impacts on our consolidated financial statements.

•
Consolidated statements of income- The new standard requires that the tax effects of share-based compensation be recognized in the provision for income taxes. Previously, these amounts were recognized in additional paid-in capital. For fiscal 2018, net tax benefits related to share- based compensation awards of $3,274 were recognized as reductions of income tax expense, reducing our income tax rate by 0.84%, and increasing our basic and diluted earnings per share each by $0.04. For fiscal 2017, net tax benefits related to share-based compensation awards of $2,638 were recognized as reductions of income tax expense. These tax benefits reduced our effective income tax rate by 0.72%, and caused an increase in basic and diluted earnings per share of $0.03 for fiscal 2017. In addition, in calculating potential common shares used to determine diluted earnings per share, U.S. GAAP require us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis.

•
Consolidated statements of cash flows- The Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The recast for fiscal 2016 resulted in an increase to both net cash provided by operations and net cash used in financing of $1,306. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. We did not adopt the provisions of the new standard early. We do not expect any significant impact to our financial statements as a result of this standard.

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

	Estimated Fair Value Measurements			Total Fair
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Value
June 30, 2018
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918
June 30, 2017
Financial Assets:
Money market funds	$68,474	$—	$—	$68,474
Certificate of Deposit	$—	$2,001	$—	$2,001
Financial Liabilities:
Revolving credit facility	$—	$50,000	$—	$50,000

Non-Recurring Fair Value Measurements
June 30, 2018
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2017
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the fiscal year ended June 30, 2017. The Company has entered into an agreement to sell these assets. That sale is expected to be completed during the third quarter of fiscal 2019.

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2018	2017	Estimated Useful Life
Land	$24,987	$24,987
Land improvements	25,443	25,362	5 - 20 years
Buildings	145,016	143,350	20 - 30 years
Leasehold improvements	48,060	47,291	5 - 30 years	(1)
Equipment and furniture	328,864	332,465	3 - 10 years
Aircraft and equipment	38,761	38,522	4 - 10 years
Construction in progress	39,872	15,971
	651,003	627,948
Less accumulated depreciation	364,153	345,014
Property and equipment, net	$286,850	$282,934
(1)  Lesser of lease term or estimated useful life
Property and equipment included $15,674 and $534 that was in accrued liabilities at June 30, 2018 and 2017, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
No impairments of property and equipment were recorded in fiscal 2018. In fiscal 2017, we recorded an impairment loss on one of our facilities of $3,275 due to damage caused by water intrusion. The impairment loss is included in the caption "Cost of support and service" in our consolidated statements of income and is included in our Corporate and Other segment.
NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2018 and 2017, by reportable segments, is as follows:

	June 30,
Core	2018	2017
Beginning balance	$195,956	$195,956
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$195,956	$195,956

Payments
Beginning balance	$234,106	$234,106
Goodwill, acquired during the year	91,098	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$325,204	$234,106

Complementary
Beginning balance	$122,403	$122,791
Goodwill, acquired during the year	6,499	—
Goodwill, adjustments related to dispositions	(133)	(388)
Ending balance	$128,769	$122,403
As discussed in Note 13- Reportable Segment Information, we changed our segment structure at the beginning of fiscal 2018. The prior period above has been recast to reflect the new structure.

Goodwill acquired during fiscal 2018 totaled $97,597, with $91,098 of that resulting from the purchase of Ensenta Corporation, included in the Payments segment. The remaining $6,499 of goodwill acquired during fiscal 2018 resulted from the purchase of Vanguard Software Group, which was added to our Complementary segment. The goodwill arising from these acquisitions consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta and Vanguard, together with the value of their assembled workforces.
The Goodwill reduction during fiscal 2018 was a result of our sale of jhaDirect product line in the first quarter. Goodwill allocated to the carrying amount of the net assets sold was calculated based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
The Goodwill written-off during fiscal 2017 was a result of our sale of our Regulatory Filing products to Fed Reporter on May 1, 2017. Goodwill allocated to the carrying amount of the net assets sold (mainly computer software) was calculated based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.
Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$302,727	$(187,693)	$115,034
Computer software	$653,407	$(365,235)	$288,172
Other intangible assets:	$88,017	$(49,550)	$38,467

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$262,693	$(172,260)	$90,433
Computer software	$543,913	$(296,596)	$247,317
Other intangible assets:	$71,190	$(34,797)	$36,393
Customer relationships have lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $125,223 and costs of internal-use software of $162,949 at June 30, 2018. At June 30, 2017, costs of software to be sold, leased, or marketed totaled $117,065, and costs of internal-use software totaled $130,252.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 10 years. Amortization expense for computer software totaled $72,859, $60,880, and $54,810 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively. There were no material impairments in any of the fiscal years presented.
Our other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $104,011, $90,109, and $79,077 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2018, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2019	$68,654	$16,887	$13,700	$99,241
2020	58,689	14,329	8,204	81,222
2021	40,415	12,117	3,283	55,815
2022	25,243	11,007	1,634	37,884
2023	9,737	8,588	1,591	19,916

NOTE 5.    DEBT
The Company had no outstanding short-term debt at June 30, 2018 or June 30, 2017. Long-term debt is as follows:

	June 30,	June 30,
	2018	2017
LONG-TERM DEBT
Revolving credit facility	$—	$50,000
Revolving credit facility
The revolving credit facility provides for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2018 there was no outstanding balance.
Other lines of credit
The Company renewed an unsecured bank credit line on April 24, 2017 which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line was renewed through April 30, 2019. At June 30, 2018, no amount was outstanding.
Interest
The Company paid interest of $1,747, $767, and $1,320 during the fiscal years ended June 30, 2018, 2017, and 2016, respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Property and Equipment
The Company had $2,076 material commitments at June 30, 2018 to purchase property and equipment. There were no material commitments at June 30, 2017.
Leases
The Company leases certain property under operating leases which expire over the next twelve years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.
As of June 30, 2018, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2019	$12,764
2020	11,589
2021	9,070
2022	7,365
2023	6,228
Thereafter	16,354
Total	$63,370
Rent expense was $10,835, $10,195, and $10,167 in fiscal 2018, 2017, and 2016 respectively.

NOTE 7.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2018	2017	2016
Current:
Federal	$56,060	$80,752	$66,574
State	9,948	9,469	7,571
Deferred:
Federal	(58,943)	25,756	34,355
State	7,299	5,184	3,169
	$14,364	$121,161	$111,669
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2018	2017
Deferred tax assets:
Contract and service revenues	$18,606	$54,908
Expense reserves (bad debts, insurance, franchise tax and vacation)	11,164	14,648
Net operating loss and tax credit carryforwards	2,759	3,547
Other, net	2,711	2,119
Total gross deferred tax assets	35,240	75,222
Valuation allowance	(515)	(357)
Net deferred tax assets	34,725	74,865

Deferred tax liabilities:
Accelerated tax depreciation	(32,026)	(36,994)
Accelerated tax amortization	(141,274)	(178,999)
Contract and service costs	(51,038)	(78,413)
Total gross deferred liabilities	(224,338)	(294,406)

Net deferred tax liability	$(189,613)	$(219,541)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2018	2017	2016
Computed "expected" tax expense	28.1%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	2.9%	2.6%	1.9%
Research and development credit	(1.8)%	(2.0)%	(2.5)%
Domestic production activities deduction	(1.2)%	(2.1)%	(1.9)%
Tax over book basis in subsidiary stock	—%	—%	(1.7)%
TCJA deferred tax rate re-measurement	(24.2)%	—%	—%
Tax effects of share-based payments	(0.8)%	(0.7)%	—%
Other (net)	0.7%	0.2%	0.2%
	3.7%	33.0%	31.0%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted into law, which includes numerous provisions that impact the Company, including reducing the U.S. federal tax rate, eliminating the Domestic Production Activities Deduction in future tax years, and providing expanded asset expensing. The TCJA reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal 2018, a blended U.S.

federal statutory tax rate of approximately 28% applied to the Company. The Company recorded a net tax benefit of $118,367 as a result of TCJA.
The staff of the U.S. Securities and Exchange Commission ("SEC") has recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017 issued Staff Accounting Bulletin No. 118 ("SAB 118") providing a measurement period for determining the final financial statement impacts from the TCJA. SAB 118 clarifies accounting for income taxes under ASC 740 if information is not available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.
For the fiscal year ended June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the TCJA. The Company has made a reasonable estimate of the effects on its existing current and deferred tax balances in accordance with SAB 118. The Company recognized a provisional net tax benefit of $118,367 for the items on which the Company was able to determine a reasonable estimate, as described below. The provisional tax benefit is included as a component of income tax expense from continuing operations. As a fiscal year taxpayer, the Company utilized certain estimates and forecasts of operations to estimate both the reversal of deferred tax assets and liabilities that existed on the enactment date, as well as the generation of additional deferred tax assets and liabilities over the remainder of the fiscal year ending June 30, 2018. The Company analyzed its deferred tax balances to estimate which of those balances are expected to reverse in fiscal 2018 (at a blended U.S. federal income tax rate of approximately 28%), or thereafter (at a 21% U.S. federal income tax rate) and recognized the income tax impacts of remeasuring the deferred taxes accordingly. The income tax impact of the re-measurement of the net deferred tax liabilities resulted in a reduction to the effective tax rate of 24.2% for the fiscal year ended June 30, 2018. Included in this reduction, is a reduction of the effective tax rate of 1.7% as a result of adjustments made to the re-measurement of the net deferred tax liabilities during the measurement period in accordance with SAB 118.
As of June 30, 2018, we have $4,338 of gross federal net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc., which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2018, we have state NOL carryforwards with a tax-effected value of $1,042. The federal and state losses have varying expiration dates, ranging from fiscal 2018 to 2037. Based on state tax rules which restrict our utilization of these losses, we believe it is more likely than not that $515 of these losses will expire unutilized. Accordingly, a valuation allowance of $515 and $357 has been recorded against these assets as of June 30, 2018 and 2017, respectively.
The Company paid income taxes, net of refunds, of $60,382, $96,074, and $90,307 in fiscal 2018, 2017, and 2016, respectively.
At June 30, 2018, the Company had $10,227 of gross unrecognized tax benefits, $9,366 of which, if recognized, would affect our effective tax rate. At June 30, 2017, the Company had $5,449 of unrecognized tax benefits, $3,990 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,279 and $995 related to uncertain tax positions at June 30, 2018 and 2017, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $165, $(105), and $47 in the fiscal years ending June 30, 2018, 2017, and 2016, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2018 and 2017 follows:

Unrecognized Tax Benefits
Balance at July 1, 2016	$7,421
Additions for current year tax positions	1,457
Reductions for current year tax positions	—
Additions for prior year tax positions	23
Reductions for prior year tax positions	(766)
Settlements	(1,040)
Reductions related to expirations of statute of limitations	(1,646)
Balance at June 30, 2017	5,449
Additions for current year tax positions	2,157
Reductions for current year tax positions	—
Additions for prior year tax positions	3,130
Reductions for prior year tax positions	(55)
Additions related to business combinations	510
Settlements	(161)
Reductions related to expirations of statute of limitations	(803)
Balance at June 30, 2018	$10,227

The U.S. federal and state income tax returns for fiscal 2015 and all subsequent years remain subject to examination as of June 30, 2018 under statute of limitations rules. We anticipate that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of June 30, 2018.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2018 and 2017) are maintained for potential credit losses.
In addition, some of the Company’s key solutions are dependent on technology manufactured by IBM Corporation and Microsoft. Termination of the Company’s relationship with either IBM or Microsoft could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
Our pre-tax operating income for the fiscal years ended June 30, 2018, 2017, and 2016 includes $11,758, $11,129, and $10,720 of equity-based compensation costs, respectively, of which $10,256, $9,861, and $9,712 relates to the restricted stock plans, respectively. Costs is recorded net of estimated forfeitures. The income tax benefits from stock option exercises and restricted stock vests totaled $3,274, $2,638, and $1,051 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
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
A summary of option plan activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2015	100	$23.07
Granted	—	—
Forfeited	—	—
Exercised	(50)	23.99
Outstanding July 1, 2016	50	22.14
Granted	32	87.27
Forfeited	—	—
Exercised	(10)	28.52
Outstanding July 1, 2017	72	50.04
Granted	—	—
Forfeited	—	—
Exercised	(20)	17.45
Outstanding June 30, 2018	52	$62.65	$3,500
Vested and Expected to Vest June 30, 2018	52	$62.65	$3,500
Exercisable June 30, 2018	20	$23.65	$2,134
There were no options granted in fiscal 2018, 32 options granted during fiscal 2017, and no grants during fiscal 2016. The weighted-average fair value at the grant date of options granted during fiscal 2017 was $15.78.
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All 32 options granted during fiscal 2017 were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk-free interest rate used in our estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50
Volatility	19.60%
Risk-free interest rate	1.24%
Dividend yield	1.28%
At June 30, 2018, there was $167 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of June 30, 2018 was 1.00 year.
The total intrinsic value of options exercised was $2,165, $747, and $3,011 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
Restricted Stock Plan and 2015 Equity Incentive Plan
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. The plan expired on November 1, 2015. Up to 3,000 shares of common stock were available for issuance under the plan. The 2015 EIP was adopted by the Company on November 10, 2015 for its employees. Up to 3,000 shares of common stock are available for issuance under the 2015 Equity Incentive Plan. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions are lifted over periods ranging from 3 years to 5 years from grant date.

The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2015	72	$34.28
Granted	22	66.31
Vested	(24)	43.45
Forfeited	(12)	23.82
Outstanding July 1, 2016	58	44.95
Granted	17	87.27
Vested	(38)	37.00
Forfeited	(1)	65.52
Outstanding July 1, 2017	36	73.66
Granted	—	—
Vested	(12)	58.61
Forfeited	(1)	64.60
Outstanding June 30, 2018	23	$81.33
The non-vested share awards granted prior to July 1, 2016 do not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The non-vested share awards granted during the fiscal years ending June 30, 2018 and 2017 do participate in dividends during the restriction period. The weighted-average fair value of such participating awards was based on the fair market value on the grant date.
At June 30, 2018, there was $201 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted-average period of 0.59 years.
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

The following table summarizes non-vested unit awards as of June 30, 2018, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2015	499	$48.13
Granted	130	75.99
Vested	(99)	44.09
Forfeited	(101)	45.89
Outstanding July 1, 2016	429	58.06
Granted	130	77.75
Vested	(136)	50.12
Forfeited	(37)	54.30
Outstanding July 1, 2017	386	67.84
Granted	125	98.41
Vested	(156)	57.00
Forfeited	(4)	81.83
Outstanding June 30, 2018	351	$83.37	$45,806
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the grant dates are as follows:

	Year Ended June 30,
	2018	2017	2016
Volatility	15.6%	16.0%	15.6%
Risk free interest rate	1.55%	0.93%	1.06%
Dividend yield	1.2%	1.3%	1.5%
Stock Beta	0.687	0.684	0.741
For the fiscal year ended June 30, 2018, 81 unit awards were granted and measured using the above assumptions. The remaining 44 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At June 30, 2018, there was $11,708 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.15 years.
The fair value of restricted shares and units at vest date totaled $17,951, $15,085, and $8,677 for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2018	2017	2016
Net Income	$376,660	$245,793	$248,867
Common share information:
Weighted average shares outstanding for basic earnings per share	77,252	77,856	79,416
Dilutive effect of stock options and restricted stock	333	399	318
Weighted average shares outstanding for diluted earnings per share	77,585	78,255	79,734
Basic earnings per share	$4.88	$3.16	$3.13
Diluted earnings per share	$4.85	$3.14	$3.12
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 41 anti-dilutive stock options and restricted stock excluded for fiscal 2018, 32 shares excluded for fiscal 2017, and no shares excluded for fiscal 2016.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2018, 2017 and 2016, employees purchased 76, 81, and 87 shares under this plan at average prices of $98.46, $77.52, and $65.33, respectively. As of June 30, 2018, approximately 1,381 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of eligible compensation subject to a maximum of $5 per year. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $18,821, $17,550, and $16,794 for fiscal 2018, 2017 and 2016, respectively.

NOTE 12.    BUSINESS ACQUISITION
Ensenta Corporation
On December 21, 2017, the Company acquired all of the equity interest of EST Holdings, Inc. and its wholly-owned subsidiary, EST Interco, Inc., for $134,381 paid in cash. EST Holdings, Inc. and EST Interco, Inc. jointly own all of the outstanding equity of Ensenta Corporation ("Ensenta"), a California-based provider of real-time, cloud-based solutions for mobile and online payments and deposits. This acquisition was partially funded by a draw on the Company's revolving credit facility, with the remaining amount funded by existing operating cash. The addition of Ensenta Corporation to the JHA Payment Solutions Group expands the Company’s ability to conduct real-time transactions with third-party platforms, extending its presence in the credit union market through shared branching technology.
Management has completed a preliminary purchase price allocation of Ensenta and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 21, 2017 are set forth below:

Current assets	$14,057
Long-term assets	586
Identifiable intangible assets	58,806
Deferred income tax liability	(21,716)
Total other liabilities assumed	(8,450)
Total identifiable net assets	43,283
Goodwill	91,098
Net assets acquired	$134,381
The amounts shown above include measurement period adjustments made during the third and fourth quarters of fiscal 2018 related to income tax adjustments and a fair value assessment. The amounts shown above may change as management continues to evaluate the income tax implications of this business combination.
The goodwill of $91,098 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta, together with the value of Ensenta's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and is not expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $37,800, computer software of $16,505, and other intangible assets of $4,501. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $7,274. The fair value of current assets acquired included accounts receivable of $4,668, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Ensenta in fiscal 2018 totaled $339 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expense.
For the fiscal year ended June 30, 2018, the Company's consolidated statements of income included revenue of $15,776 and after-tax net income of $8,197. The after-tax net income included a large tax benefit recorded as a result of the TCJA. Excluding the effects of the TCJA, the Company's after-tax net income resulting from Ensenta's operations totaled $536.
The accompanying consolidated statements of income for the fiscal year ended June 30, 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information is presented as if this acquisition had occurred at the beginning of the prior period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Year Ended
	June 30,
	2018	2017
	Proforma	Proforma
Revenue	$1,549,721	$1,454,700
Net Income	380,327	247,928
Basic Earnings Per Share	$4.92	$3.18
Diluted Earnings Per Share	$4.90	$3.17
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
Management has completed a purchase price allocation of Vanguard Software Group and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of August 31, 2017 are set forth below:

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
For the fiscal year ended June 30, 2018, the Company's consolidated statements of income included revenue of $1,369 and after-tax net loss of $940.
The accompanying consolidated statements of income for the fiscal year ended June 30, 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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
During fiscal 2016, the Company incurred $55 in costs related to the acquisition of Bayside Business Solutions. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.
The results of Bayside Business Solutions’ operations included in the Company’s consolidated statement of income for the twelve months ended June 30, 2018 included revenue of $7,670 and after-tax net income of $1,620. For fiscal 2017, Bayside Business Solutions contributed $6,536 to revenue, and $1,307 to after-tax net income. For fiscal 2016, Bayside Business Solutions contributed $4,273 to revenue, and $303 after tax to net income.
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
The prior period presented has been retroactively recast to conform to the new segment structure adopted July 1, 2017.

	Year Ended
	June 30, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$527,722	$48,407	$350,495	$51,797	$978,421
Processing	27,565	468,935	61,526	156	558,182
Total Revenue	555,287	517,342	412,021	51,953	1,536,603

Cost of Revenue	248,215	244,718	169,793	210,916	873,642
Research and Development					90,340
Selling, General, and Administrative					182,146
Gain on Disposal of Businesses					(1,894)
Total Expenses					1,144,234

SEGMENT INCOME	$307,072	$272,624	$242,228	$(158,963)

OPERATING INCOME					392,369

INTEREST INCOME (EXPENSE)					(1,345)

INCOME BEFORE INCOME TAXES					$391,024

	Year Ended
	June 30, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$477,985	$45,980	$332,958	$60,625	$917,548
Processing	25,013	435,645	52,787	124	513,569
Total Revenue	502,998	481,625	385,745	60,749	1,431,117

Cost of Revenue	226,475	224,214	160,016	208,329	819,034
Research and Development					84,753
Selling, General, and Administrative					162,898
Gain on Disposal of Businesses					(3,270)
Total Expenses					1,063,415

SEGMENT INCOME	$276,523	$257,411	$225,729	$(147,580)

OPERATING INCOME					367,702

INTEREST INCOME (EXPENSE)					(748)

INCOME BEFORE INCOME TAXES					$366,954

	Year Ended
	June 30, 2016
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$427,882	$45,270	$302,258	$95,421	$870,831
Processing	21,781	414,509	47,358	167	483,815
Total Revenue	449,663	459,779	349,616	95,588	1,354,646

Cost of Revenue	209,688	215,650	148,906	199,407	773,651
Research and Development					81,234
Selling, General, and Administrative					157,593
Gain on Disposal of Businesses					(19,491)
Total Expenses					992,987

SEGMENT INCOME	$239,975	$244,129	$200,710	$(103,819)

OPERATING INCOME					361,659

INTEREST INCOME (EXPENSE)					(1,123)

INCOME BEFORE INCOME TAXES					$360,536

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14: SUBSEQUENT EVENTS
Dividends
On August 24, 2018, the Company's Board of Directors declared a cash dividend of $0.37 per share on its common stock, payable on October 2, 2018 to shareholders of record on September 11, 2018.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2018
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$359,934	$374,756	$384,684	$417,229	$1,536,603

EXPENSES
Cost of Revenue	204,715	211,653	221,592	235,682	873,642
Research & Development	20,929	22,414	22,591	24,406	90,340
Selling, General, & Administrative	43,733	45,613	44,185	48,615	182,146
Gain on disposal of businesses	(1,705)	(189)	—	—	(1,894)
Total Expenses	267,672	279,491	288,368	308,703	1,144,234

OPERATING INCOME	92,262	95,265	96,316	108,526	392,369

INTEREST INCOME (EXPENSE)
Interest income	147	146	130	152	575
Interest expense	(189)	(250)	(734)	(747)	(1,920)
Total interest income (expense)	(42)	(104)	(604)	(595)	(1,345)

INCOME BEFORE INCOME TAXES	92,220	95,161	95,712	107,931	391,024

PROVISION FOR INCOME TAXES	28,809	(60,413)	23,317	22,651	14,364

NET INCOME	$63,411	$155,574	$72,395	$85,280	$376,660

Basic earnings per share	$0.82	$2.01	$0.94	$1.10	$4.88
Basic weighted average shares outstanding	77,283	77,218	77,247	77,261	77,252

Diluted earnings per share	$0.82	$2.01	$0.93	$1.10	$4.85
Diluted weighted average shares outstanding	77,646	77,565	77,546	77,585	77,585

	For the Year Ended June 30, 2017
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$345,028	$348,553	$353,767	$383,769	$1,431,117

EXPENSES
Cost of Revenue	194,763	198,146	206,727	219,398	819,034
Research & Development	19,739	20,873	20,801	23,340	84,753
Selling, General, & Administrative*	39,109	40,892	39,794	43,103	162,898
Gain on disposal of businesses*	—	36	(2,286)	(1,020)	(3,270)
Total Expenses	253,611	259,947	265,036	284,821	1,063,415

OPERATING INCOME	91,417	88,606	88,731	98,948	367,702

INTEREST INCOME (EXPENSE)
Interest income	108	60	42	38	248
Interest expense	(142)	(184)	(278)	(392)	(996)
Total interest income (expense)	(34)	(124)	(236)	(354)	(748)

INCOME BEFORE INCOME TAXES	91,383	88,482	88,495	98,594	366,954

PROVISION FOR INCOME TAXES	29,139	29,668	28,451	33,903	121,161

NET INCOME	$62,244	$58,814	$60,044	$64,691	$245,793

Basic net income per share	$0.79	$0.76	$0.77	$0.83	$3.16
Basic weighted average shares outstanding	78,413	77,814	77,597	77,602	77,856

Diluted net income per share	$0.79	$0.75	$0.77	$0.83	$3.14
Diluted weighted average shares outstanding	78,844	78,180	77,932	78,064	78,255

*Gain on disposal of businesses was included in general and administrative expenses within the financial statements previously filed in the Company's Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2017.

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
Management’s Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2018; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2018 fiscal year end in the definitive proxy statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2018, 2017 and 2016
- Consolidated Balance Sheets as of June 30, 2018 and 2017
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.    Description

3.1.7	Restated Certificate of Incorporation attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003 (SEC File No. 0-14112).

3.2.7	Restated and Amended Bylaws attached as Exhibit 3.2.7 to the Company’s Current Report on Form 8-K filed September 27, 2017 (SEC File No. 0-14112).

10.8
Form of Indemnity Agreement entered into as of August 27, 1996, between the Company and each of its Directors and Executive Officers, attached as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 1996 (SEC File No. 0-14112).

10.32*	Form of Restricted Stock Agreement (executives) attached as Exhibit 10.32 to the Company’s Current Report on Form 8-K filed September 10, 2007 (SEC File No. 0-14112).

10.38*
Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended and restated May 9, 2008, attached as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed August 29, 2008 (SEC File No. 0-14112).

10.39*	Revised Form of Restricted Stock Agreement (executives) attached as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2009 (SEC File No. 0-14112).

10.43*
Jack Henry & Associates Inc. Restricted Stock Plan, as amended and restated effective November 9, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2010 (SEC File No. 0-14112).

10.44*	Form of Performance Shares Agreement attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2012 (SEC File No. 0-14112).

10.46*
Jack Henry & Associates, Inc. 2005 Non-Qualified Stock Option Plan, as amended August 20, 2010, attached as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q filed February 7, 2013 (SEC File No. 0-14112).

10.47*	Form of Restricted Stock Agreement (independent directors) attached as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2013 (SEC File No. 0-14112).

10.48*	Form of Termination Benefits Agreements (executives) attached as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed February 6, 2014 (SEC File No. 0-14112).

10.49*	Jack Henry & Associates, Inc. Deferred Compensation Plan attached as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.50*	Jack Henry & Associates, Inc. Non-Employee Directors Deferred Compensation Plan attached as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.51*	Form of Performance Shares Agreement (executives) attached as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014 (SEC File No. 0-14112).

10.52
Credit Agreement among Jack Henry & Associates, Inc., U.S. Bank National Association and certain other Lenders, attached as Exhibit 10.52 to the Company’s Current Report on Form 8-K filed February 24, 2015 (SEC File No. 0-14112).

10.53*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) attached as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.54	First Amendment to Credit Agreement attached as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.55	Second Amendment to Credit Agreement attached as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015 (SEC File No. 0-14112).

10.56*	Jack Henry & Associates, Inc. 2015 Equity Incentive Plan attached as Exhibit 10.56 to the Company's Current Report on Form 8-K filed November 16, 2015 (SEC File No. 0-14112).

10.57*	Form of Restricted Stock Unit Agreement (non-employee directors) attached as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed February 5, 2016 (SEC File No. 0-14112).

10.58*	Form of Nonqualified Stock Option Agreement (executives) attached as Exhibit 10.58 to the Company’s Current Report on Form 8-K filed July 1, 2016 (SEC File No. 0-14112).

10.59*	Form of Restricted Stock Agreement (executives) attached as Exhibit 10.59 to the Company’s Current Report on Form 8-K filed July 1, 2016 (SEC File No. 0-14112).

10.60*	Form of Performance Shares Agreement attached as Exhibit 10.60 to the Company's Current Report on Form 8-K filed September 13, 2016 (SEC File No. 0-14112).

10.61*
Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective November 10, 2016, attached as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed November 16, 2016 (SEC File No. 333-214631).

10.62*	Form of Performance Shares Agreement attached as Exhibit 10.62 to the Company's Annual Report on From 10-K filed August 25, 2017 (SEC File No. 0-14112).

10.63*
Jack Henry & Associates, Inc. 2017 Annual Incentive Plan, effective September 1, 2017 and approved by the stockholders on November 9, 2017, attached as Exhibit 10.63 to the Company's Current Report on Form 8-K filed November 13, 2017. (SEC File No. 0-14112).

21.1**	List of the Company’s subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP.

31.1**	Certification of the Chief Executive Officer.

31.2**	Certification of the Chief Financial Officer.

32.1***	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2***	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed with this report on Form 10-K

*** Furnished with this report on Form 10-K.

**** Filed with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and June 30, 2017, (ii) the Consolidated Statements of Income for the years ended June 30, 2018, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of August, 2018.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 24, 2018

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 24, 2018

/s/ John F. Prim John F. Prim	Director	August 24, 2018

/s/ Matthew Flanigan Matthew Flanigan	Director	August 24, 2018

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 24, 2018

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 24, 2018

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 24, 2018

/s/ Laura G. Kelly Laura G. Kelly	Director	August 24, 2018

/s/ Shruti Miyashiro Shruti S. Miyashiro	Director	August 24, 2018

/s/ Wesley A. Brown Wesley A. Brown	Director	August 24, 2018