Form 10-Q
period 2018-09-30
HENRY JACK & ASSOCIATES INC
filed 2018-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of November 2, 2018, the Registrant had 77,298,318 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2018	June 30, 2018
		*As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,872	$31,440
Receivables, net	198,564	297,271
Income tax receivable	4,142	21,671
Prepaid expenses and other	102,425	96,141
Deferred costs	37,836	27,069
Total current assets	457,839	473,592
PROPERTY AND EQUIPMENT, net	286,497	286,850
OTHER ASSETS:
Non-current deferred costs	77,539	74,865
Computer software, net of amortization	294,836	288,172
Other non-current assets	119,500	110,299
Customer relationships, net of amortization	110,812	115,034
Other intangible assets, net of amortization	36,150	38,467
Goodwill	649,929	649,929
Total other assets	1,288,766	1,276,766
Total assets	$2,033,102	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,477	$34,510
Accrued expenses	113,074	88,764
Deferred revenues	296,675	352,431
Total current liabilities	420,226	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	21,089	17,484
Non-current deferred income tax liability	209,033	208,303
Other long-term liabilities	14,190	12,872
Total long-term liabilities	244,312	238,659
Total liabilities	664,538	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,398,501 shares issued at September 30, 2018; 103,278,562 shares issued at June 30, 2018	1,034	1,033
Additional paid-in capital	454,869	464,138
Retained earnings	1,967,921	1,912,933
Less treasury stock at cost 26,107,903 shares at September 30, 2018; 26,107,903 shares at June 30, 2018	(1,055,260)	(1,055,260)
Total stockholders' equity	1,368,564	1,322,844
Total liabilities and equity	$2,033,102	$2,037,208
See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2018	2017
		*As Adjusted
REVENUE	$392,543	$361,284

EXPENSES
Cost of Revenue	220,112	203,915
Research and Development	24,026	20,929
Selling, General, and Administrative	45,183	41,088
Gain on Disposal of a Business	—	(1,705)
Total Expenses	289,321	264,227

OPERATING INCOME	103,222	97,057

INTEREST INCOME (EXPENSE)
Interest Income	291	147
Interest Expense	(147)	(189)
Total Interest Income (Expense)	144	(42)

INCOME BEFORE INCOME TAXES	103,366	97,015

PROVISION/ (BENEFIT) FOR INCOME TAXES	19,815	30,145

NET INCOME	$83,551	$66,870

Basic earnings per share	$1.08	$0.87
Basic weighted average shares outstanding	77,188	77,283

Diluted earnings per share	$1.08	$0.86
Diluted weighted average shares outstanding	77,537	77,646

See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2018	2017
		*As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,551	$66,870
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	10,903	12,419
Amortization	27,827	23,856
Change in deferred income taxes	730	3,390
Expense for stock-based compensation	1,771	1,513
(Gain)/loss on disposal of assets and businesses	30	(1,620)
Changes in operating assets and liabilities:
Change in receivables	98,708	101,933
Change in prepaid expenses, deferred costs and other	(28,926)	(18,069)
Change in accounts payable	(9,932)	2,000
Change in accrued expenses	(4,278)	(6,107)
Change in income taxes	18,501	25,446
Change in deferred revenues	(52,151)	(72,909)
Net cash from operating activities	146,734	138,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(10,455)
Capital expenditures	(24,001)	(3,708)
Proceeds from the sale of businesses	—	200
Proceeds from the sale of assets	33	106
Internal use software	(1,626)	(3,452)
Computer software developed	(26,669)	(22,976)
Net cash from investing activities	(52,263)	(40,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	—	(50,000)
Purchase of treasury stock	—	(30,018)
Dividends paid	—	(23,904)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(13,257)	(7,033)
Proceeds from sale of common stock	2,217	1,792
Net cash from financing activities	(11,039)	(109,162)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$83,432	$(10,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$31,440	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,872	$104,040

See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2018 and 2017 equals the Company’s net income.
Prior Period Reclassification
The prior year periods have been recast to reflect the Company's retrospective adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and related amendments, collectively referred to as Accounting Standards Codification ("ASC") 606.
Revenue Recognition
The Company generates revenue from data processing, transaction processing, software licensing and related services, professional services, and hardware sales.
Significant Judgments in Application of the Guidance
Identification of Performance Obligations
The Company enters into contracts with customers that may include multiple types of goods and services. At contract inception, the Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer.
Determination of Transaction Price
The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. The Company estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount.
Taxes collected from customers and remitted to governmental authorities are not included in revenue. The Company includes reimbursements from customers for expenses incurred in providing services (such as for postage, travel and telecommunications costs) in revenue, while the related costs are included in cost of revenue.
Technology or service components from third parties are frequently included in or combined with the Company’s applications or service offerings. Whether the Company recognizes revenue based on the gross amount billed to the customer or the net amount retained involves judgment in determining whether the Company controls the good or service before it is transferred to the customer. This assessment is made at the performance obligation level.

Allocation of Transaction Price
The transaction price, once determined, is allocated between the various performance obligations in the contract based upon their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using all information that is reasonably available, including reference to historical pricing data.
The following describes the nature of the Company’s primary types of revenue:
Processing
Processing revenue is generated from transaction-based fees for electronic deposit and payment services, electronic funds transfers and debit and credit card processing. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis by processing an unspecified number of transactions over the contractual term. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Customers are typically billed monthly for transactions processed during the month. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price.
Outsourcing and Cloud
Outsourcing and cloud revenue is generated from data and item processing services and hosting fees.The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Data and item processing services are typically billed monthly. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price.
Product Delivery and Services
Product delivery and services revenue is generated primarily from software licensing and related professional services and hardware delivery. Software licenses, along with any professional services from which they are not considered distinct, are recognized as they are delivered to the customer. Hardware revenue is recognized upon delivery. Professional services that are distinct are recognized as the services are performed. Deconversion fees are also included within Product delivery and services, and are considered a contract modification. Therefore, the Company recognizes these fees over the remaining modified contract term.
In-House Support
In-house support revenue is generated from software maintenance for ongoing client support and software usage, which includes a license and ongoing client support. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services). Software maintenance fees are typically billed to the customer annually in advance and recognized ratably over the maintenance term. Software usage is typically billed annually in advance, with the license delivered and recognized at the outset, and the maintenance fee recognized ratably over the maintenance term. Accordingly, the Company utilizes the practical expedient which allows entities to disregard the effects of a financing component when the contract period is one year or less.

Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 9, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Three Months Ended September 30,
	2018	2017
Processing	145,975	134,532

Outsourcing & Cloud	97,359	85,134
Product Delivery & Services	57,964	59,070
In-House Support	91,245	82,548
Services & Support	246,568	226,752

Total Revenue	392,543	361,284
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2018	June 30, 2018
Receivables, net	198,564	297,271
Contract Assets- Current	16,484	14,063
Contract Assets- Non-current	41,765	35,630
Contract Liabilities (Deferred Revenue)- Current	296,675	352,431
Contract Liabilities (Deferred Revenue)- Non-current	21,089	17,484
Contract assets primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or contract milestones. The current portion of contract assets is reported within prepaid expenses and other in the condensed consolidated balance sheet, and the non-current portion is included in other non-current assets. Contract Liabilities (deferred revenue) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exists, and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the three months ended September 30, 2018 and 2017, the Company recognized revenue of $88,121 and $93,167, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized related to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2018, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,783,844. The Company expects to recognize approximately 30% over the next 12 months, 20% in 13-24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions incurred only if a contract is obtained and customer conversion or implementation related costs. Capitalized costs totaled $200,870 and $181,032, at September 30, 2018 and June 30, 2018, respectively.
Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. For the three months ended September 30, 2018 and 2017, amortization of deferred contract costs was $26,821 and $22,508, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2018 totaled $372,059 and at June 30, 2018 totaled $364,153.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $630,161 and $602,479 at September 30, 2018 and June 30, 2018, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2018, there were 26,108 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,883 additional shares. The total cost of treasury shares at September 30, 2018 is $1,055,260. During the first three months of fiscal 2019, the Company repurchased no treasury shares. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Dividends declared per share were $0.37 and $0.31, for the three months ended September 30, 2018 and 2017, respectively.
The dividend declared during the first quarter of fiscal 2019 was paid on October 2, 2018, therefore is not reported as a cash outflow for the period ended September 30, 2018. The payment totaled $28,563.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2018. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2018, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of September 30, 2018, the results of its operations for the three months ending September 30, 2018 and 2017, and its cash flows for the three months ending September 30, 2018 and 2017. The condensed consolidated balance sheet at June 30, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, in May 2014. This standard (and related amendments collectively referred to as “ASC 606”) is part of an effort to create a common revenue standard for U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The new standard has superseded much of the authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for the Company on July 1, 2018. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective).
The Company adopted the new standard using the full retrospective transition approach, using certain practical expedients. The Company has not disclosed the amount of transaction price allocated to remaining performance obligations for reporting periods presented before the date of initial application. Also, the Company did not separately consider the effects of contract modifications that occurred before the beginning of the earliest reporting period presented, but reflects the aggregate effect of all modifications that occurred before the beginning of the earliest period presented. As a result, all fiscal 2018 financial information has been adjusted for the effects of applying ASC 606. The details of the significant changes are disclosed below:
Software Revenue Recognition
The Company previously recognized software license and related services within the scope of ASC Topic 985-605, which required the establishment of vendor-specific objective evidence (“VSOE”) of fair value in order to separately recognize revenue for each software-related good or service. Due to the inability to establish VSOE, the Company had previously deferred all revenue on software-related goods and services on a master contract until all the goods and services had been delivered. Under ASC 606, VSOE is no longer required for separation of otherwise distinct performance obligations within a revenue arrangement. This change has resulted in earlier recognition of revenue for the Company’s software-related goods and services, leading to a decrease in deferred revenue balances within our adjusted condensed consolidated balance sheets.
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2018:

	As Previously Reported	Adjustments	As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,440	$—	$31,440
Receivables, net	291,630	5,641	297,271
Income tax receivable	21,671	—	21,671
Prepaid expenses and other	84,810	11,331	96,141
Deferred costs	38,985	(11,916)	27,069
Total current assets	468,536	5,056	473,592
PROPERTY AND EQUIPMENT, net	286,850	—	286,850
OTHER ASSETS:
Non-current deferred costs	95,540	(20,675)	74,865
Computer software, net of amortization	288,172	—	288,172
Other non-current assets	107,775	2,524	110,299
Customer relationships, net of amortization	115,034	—	115,034
Other intangible assets, net of amortization	38,467	—	38,467
Goodwill	649,929	—	649,929
Total other assets	1,294,917	(18,151)	1,276,766
Total assets	$2,050,303	$(13,095)	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,510	$—	$34,510
Accrued expenses	97,848	(9,084)	88,764
Deferred revenues	355,538	(3,107)	352,431
Total current liabilities	487,896	(12,191)	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	93,094	(75,610)	17,484
Non-current deferred income tax liability	189,613	18,690	208,303
Other long-term liabilities	12,872	—	12,872
Total long-term liabilities	295,579	(56,920)	238,659
Total liabilities	783,475	(69,111)	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,278,562 shares issued at June 30, 2018	1,033	—	1,033
Additional paid-in capital	464,138	—	464,138
Retained earnings	1,856,917	56,016	1,912,933
Less treasury stock at cost 26,107,903 shares at June 30, 2018	(1,055,260)	—	(1,055,260)
Total stockholders' equity	1,266,828	56,016	1,322,844
Total liabilities and equity	$2,050,303	$(13,095)	$2,037,208

Condensed Consolidated Statement of Income for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
REVENUE	$359,934	$1,350	$361,284

EXPENSES
Cost of Revenue	204,715	(800)	203,915
Research and Development	20,929	—	20,929
Selling, General, and Administrative	43,733	(2,645)	41,088
Gain on Disposal of a Business	(1,705)	—	(1,705)
Total Expenses	267,672	(3,445)	264,227

OPERATING INCOME	92,262	4,795	97,057

INTEREST INCOME (EXPENSE)
Interest Income	147	—	147
Interest Expense	(189)	—	(189)
Total Interest Income (Expense)	(42)	—	(42)

INCOME BEFORE INCOME TAXES	92,220	4,795	97,015

PROVISION/ (BENEFIT) FOR INCOME TAXES	28,809	1,336	30,145

NET INCOME	$63,411	$3,459	$66,870

Basic earnings per share	$0.82		$0.87
Basic weighted average shares outstanding	77,283		77,283

Diluted earnings per share	$0.82		$0.86
Diluted weighted average shares outstanding	77,646		77,646

Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$63,411	$3,459	$66,870
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,419	—	12,419
Amortization	23,856	—	23,856
Change in deferred income taxes	1,359	2,031	3,390
Expense for stock-based compensation	1,513	—	1,513
(Gain)/loss on disposal of assets and businesses	(1,620)	—	(1,620)
Changes in operating assets and liabilities:
Change in receivables	105,243	(3,310)	101,933
Change in prepaid expenses, deferred costs and other	(13,645)	(4,424)	(18,069)
Change in accounts payable	2,000	—	2,000
Change in accrued expenses	(9,881)	3,774	(6,107)
Change in income taxes	26,141	(695)	25,446
Change in deferred revenues	(72,074)	(835)	(72,909)
Net cash from operating activities	138,722	—	138,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(10,455)	—	(10,455)
Capital expenditures	(3,708)	—	(3,708)
Proceeds from the sale of businesses	200	—	200
Proceeds from the sale of assets	106	—	106
Internal use software	(3,452)	—	(3,452)
Computer software developed	(22,976)	—	(22,976)
Net cash from investing activities	(40,285)	—	(40,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities	(50,000)	—	(50,000)
Purchase of treasury stock	(30,018)	—	(30,018)
Dividends paid	(23,904)	—	(23,904)
Proceeds from issuance of common stock upon exercise of stock options	1	—	1
Tax withholding payments related to share based compensation	(7,033)	—	(7,033)
Proceeds from sale of common stock	1,792	—	1,792
Net cash from financing activities	(109,162)	—	(109,162)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(10,725)	$—	$(10,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$—	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,040	$—	$104,040
ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. The adoption of this standard did not have any impact on our financial statements.

Not Yet Adopted
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
In August of 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU will be effective for the Company on July 1, 2020, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on our financial statements.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2018
Financial Assets:
Money market funds	$85,704	$—	$—	$85,704
June 30, 2018
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918

Non-Recurring Fair Value Measurements
September 30, 2018
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2018
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the third quarter of fiscal 2019.

NOTE 4.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At September 30, 2018, there was no outstanding revolving loan balance. There was also no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At September 30, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2018.
Interest
The Company paid interest of $65 and $189 during the three months ended September 30, 2018 and 2017, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 19.2% of income before income taxes for the quarter ended September 30, 2018, compared to 31.1% for the same quarter in fiscal 2018. The significant decrease to the Company's tax rate was primarily due to the reduction in the U.S. federal income tax rate from 35% to 21% due to tax reform enacted December 22, 2017, as well as the increase in excess tax benefits from share-based payments in the first quarter of fiscal 2019.
The Company has recognized provisional amounts for tax reform items in its annual and interim financial statements for each reporting period since the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, in accordance with Staff Accounting Bulletin 118 ("SAB 118"). The staff of the U.S. SEC has recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017, issued guidance in SAB 118. The guidance clarifies accounting for income taxes under ASC 740 if information is not available or complete and provides for up to a one-year period in which to complete the required analyses and accounting.  As the amounts are finalized during the measurement period, the required adjustments, if any, will be recorded in the quarter when the final amount is determined. No adjustments were recorded in the three months ended September 30, 2018.
The Company paid income taxes of $388 and received refunds of $679 for the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company paid income taxes, net of refunds, of $747.
At September 30, 2018, the Company had $11,065 of gross unrecognized tax benefits, $10,188 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,413 and $1,051 related to uncertain tax positions at September 30, 2018 and 2017, respectively.
The U.S. federal and state income tax returns for fiscal year 2015 and all subsequent years remain subject to examination as of September 30, 2018 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of September 30, 2018.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2018 and 2017 included $1,771 and $1,513 of stock-based compensation costs, respectively.

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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2018	52	$62.65
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2018	52	$62.65	$5,036
Vested and Expected to Vest September 30, 2018	52	$62.65	$5,036
Exercisable September 30, 2018	20	$23.65	$2,729
At September 30, 2018, there was $125 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of September 30, 2018 was 0.75 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2018, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2018	23	$81.33
Granted	—	—
Vested	(17)	79.52
Forfeited	—	—
Outstanding September 30, 2018	6	$86.47
At September 30, 2018, there was $127 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 0.72 years.

The following table summarizes non-vested unit awards as of September 30, 2018, as well as activity for the three months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2018	351	$83.37
Granted	39	202.92
Vested	(104)	76.41
Forfeited	(4)	86.89
Outstanding September 30, 2018	282	$102.33	$45,161
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 39 unit awards granted in fiscal 2019 are as follows:

Volatility	15.30%
Risk free interest rate	2.89%
Dividend yield	0.90%
Stock Beta	0.669
At September 30, 2018, there was $17,204 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.59 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2018	2017
Net Income	$83,551	$66,870
Common share information:
Weighted average shares outstanding for basic earnings per share	77,188	77,283
Dilutive effect of stock options and restricted stock	349	363
Weighted average shares outstanding for diluted earnings per share	77,537	77,646
Basic earnings per share	$1.08	$0.87
Diluted earnings per share	$1.08	$0.86
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2018 and 2017. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock shares excluded for the quarter ended September 30, 2018 and no anti-dilutive stock options or restricted stock shares excluded for the quarter ended September 30, 2017.

NOTE 8.    BUSINESS ACQUISITIONS
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
Management has completed a preliminary purchase price allocation of Ensenta and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their preliminary fair values as of December 21, 2017 are set forth below:

Current assets	$14,057
Long-term assets	586
Identifiable intangible assets	58,806
Non-current deferred income tax liability	(21,716)
Total other liabilities assumed	(8,450)
Total identifiable net assets	43,283
Goodwill	91,098
Net assets acquired	$134,381
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
The Company's consolidated statements of income for the first quarter of fiscal 2019 included revenue of $8,172 and after-tax net income of $2,044 resulting from Ensenta's operations.
The accompanying consolidated statements of income for the three months ended September 30, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the period ended September 30, 2017 is presented as if this acquisition had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended
	September 30,
	2018	2017
	Actual	Proforma
Revenue	$392,543	$368,048
Net Income	83,551	67,733
Basic Earnings Per Share	$1.08	$0.88
Diluted Earnings Per Share	$1.08	$0.87
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
The Company's consolidated statements of income for the first quarter of fiscal 2019 included revenue of $525 and an after-tax net loss of $180 resulting from Vanguard Software Group's operations. For the first quarter of fiscal 2018, Vanguard Software Group contributed revenue of $99 and an after-tax net loss of $127 to the Company's consolidated statements of income.
The accompanying consolidated statements of income for the three months ended September 30, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

NOTE 9.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for in-house installations or outsourced services) for banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including: ATM, debit, and credit card transaction processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
An immaterial adjustment was made to reclassify revenue recognized in fiscal 2018 from the Core to the Corporate and Other Segment. For the period ended September 30, 2017, the amount reclassified totaled $738.

	Three Months Ended
	September 30, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$130,388	$12,770	$90,063	$13,347	$246,568
Processing	7,164	121,427	17,245	139	145,975
Total Revenue	137,552	134,197	107,308	13,486	392,543

Cost of Revenue	59,216	65,707	41,830	53,359	220,112
Research and Development					24,026
Selling, General, and Administrative					45,183
Total Expenses					289,321

SEGMENT INCOME	$78,336	$68,490	$65,478	$(39,873)

OPERATING INCOME					103,222

INTEREST INCOME (EXPENSE)					144

INCOME BEFORE INCOME TAXES					$103,366

	Three Months Ended
	September 30, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$120,477	$9,964	$80,297	$16,014	$226,752
Processing	6,868	112,930	14,731	3	134,532
Total Revenue	127,345	122,894	95,028	16,017	361,284

Cost of Revenue	55,585	57,323	39,992	51,015	203,915
Research and Development					20,929
Selling, General, and Administrative					41,088
Gain on Disposal of Businesses					(1,705)
Total Expenses					264,227

SEGMENT INCOME	$71,760	$65,571	$55,036	$(34,998)

OPERATING INCOME					97,057

INTEREST INCOME (EXPENSE)					(42)

INCOME BEFORE INCOME TAXES					$97,015

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 10: SUBSEQUENT EVENTS

Acquisitions of Agiletics, Inc and BOLTS Technologies, Inc.
On October 1, 2018, the Company acquired 100% equity interest in Agiletics, Inc. for a net cash outlay of $6,300. Agiletics is a provider of escrow, investment, and liquidity management solutions for banks serving commercial customers.
On October 5, 2018, the Company acquired 100% equity interest in BOLTS Technologies, Inc., for a net cash outlay of $15,000. BOLTS Technologies is the developer of boltsOPEN, a next-generation digital account opening solution.
Both acquisitions were funded with operating cash. We have not yet completed our purchase accounting procedures with respect to these acquisitions. The impact of these acquisitions is considered immaterial to our condensed consolidated financial statements and pro forma financial information has not been provided.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2018.
OVERVIEW
Jack Henry & Associates, Inc. ("JHA") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion dollar asset institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery.
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
RESULTS OF OPERATIONS
The adoption of ASC 606 has impacted the timing of our revenue recognition, as discussed in detail in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the condensed consolidated financial statements within this Quarterly Report on Form 10-Q. The prior year numbers presented below have been re-cast as part of our full retrospective adoption of the new standard.
In the first quarter of fiscal 2019, total revenue increased 9%, or $31,259, compared to the same quarter in the prior year. Excluding a decrease of $2,883 in deconversion fees quarter-over-quarter, total revenue increased 10% for the quarter.
Operating expenses increased 9% compared to the first quarter of fiscal 2018. Headcount increased 6% at September 30, 2018 compared to September 30, 2017, leading to increased salaries and benefits. This was partially due to the Ensenta acquisition, which occurred during the second quarter of fiscal 2018. Other reasons for the increase include: bonuses provided by the Company in response to the lower tax rate resulting from the Tax Cuts and Jobs Act ("TCJA"); increased amortization of capitalized software; higher direct cost of product, including costs related to our new card payment processing platform and faster payments incentives.
Operating income increased 6% for the quarter, but excluding deconversion fees and the increased bonus, operating income increased 16%.
The TCJA lowered our effective income tax rate, which is the primary reason for the decrease in our provision for income taxes by 34% compared to the prior year quarter.
The above changes led to an increase in net income of 25% for the first quarter of fiscal 2019 compared to the first quarter in fiscal 2018.
We move into the second quarter of fiscal 2019 following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ending September 30, 2018 follows. Discussions compare the current three months ending September 30, 2018 to the prior year's three months ending September 30, 2017.

REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2018	2017
Services and Support	$246,568	$226,752	9%
Percentage of total revenue	63%	63%
There was 9% growth in services and support revenue in the first quarter of fiscal 2019 compared to the same quarter last year. Excluding a $2,883 reduction in deconversion fees, services and support revenue grew 11%. The increase was primarily due to increases in our outsourcing and cloud and in-house support revenue streams. The increased outsourcing and cloud revenue was partially driven by added revenue from Ensenta, supplemented by organic growth in hosting and data processing. The increased in-house support revenue was primarily due to higher software usage revenue, resulting mainly from the addition of new customers in the trailing twelve months.

Processing	Three Months Ended September 30,		% Change
	2018	2017
Processing	$145,975	$134,532	9%
Percentage of total revenue	37%	37%
Processing revenue increased 9% in the first quarter of fiscal 2019 compared to the same quarter last year, primarily due to increased transaction volumes within each of the three components of processing revenue and added revenue from Ensenta.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2018	2017
Cost of Revenue	$220,112	$203,915	8%
Percentage of total revenue	56%	56%
Cost of revenue for the first quarter of fiscal 2019 increased 8% over the prior year, but remained consistent as a percentage of total revenue. Excluding costs related to deconversions and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue increased 7%. The increase was primarily due to a 7% expansion in headcount at September 30, 2018 compared to September 30, 2017 driving increased salaries and benefits, partially due to the acquisition of Ensenta. Other factors contributing to the increase include higher direct costs of product, including spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform, and increased amortization related to capitalized software. The Company continues to focus on cost management.

Research and Development	Three Months Ended September 30,		% Change
	2018	2017
Research and Development	$24,026	$20,929	15%
Percentage of total revenue	6%	6%
Research and development expense increased for the first quarter of fiscal 2019 primarily due to increased salary and personnel costs driven by increased headcount at September 30, 2018 compared to a year ago, partially due to the acquisition of Ensenta. However, these expenses remained consistent with the prior year as a percentage of total revenue. Excluding the bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, research and development expense increased 12%.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2018	2017
Selling, General, and Administrative	$45,183	$41,088	10%
Percentage of total revenue	12%	11%
The 10% increase in selling, general and administrative expense in the current quarter was mainly due to increased commissions, salaries, and benefits. Excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, selling, general, and administrative expense increased 9%.
Gain on Disposal of a Business
For the three months ended September 30, 2018, the Company did not dispose of any businesses. In the first quarter of fiscal 2018, we recorded a gain totaling $1,705 related to the sale of our jhaDirect product line.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2018	2017
Interest Income	$291	$147	98%
Interest Expense	$(147)	$(189)	(22)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased in the current period since there were no outstanding borrowings on our revolving credit facility during the first quarter of fiscal 2019.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2018	2017
Provision for Income Taxes	$19,815	$30,145	(34)%
Effective Rate	19.2%	31.1%
The significant decrease in the effective tax rate was primarily a result of the TCJA enacted December 22, 2017, which is discussed in detail in Note 5 of the condensed consolidated financial statements, as well as an increase in excess tax benefits from share-based payments in the first quarter of fiscal 2019.
NET INCOME
Net income increased 25% to $83,551, or $1.08 per diluted share for the first quarter of fiscal 2019, compared to $66,870, or $0.86 per diluted share, in the same period of fiscal 2018, resulting in a 25% increase in diluted earnings per share. The lowered effective tax rate contributed to the large increase.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.

Core
	Three Months Ended September 30,		% Change
	2018	2017
Revenue	$137,552	$127,345	8%
Cost of Revenue	$59,216	$55,585	7%
Revenue in the Core segment increased 8%, while cost of revenue increased 7%, for the three months ended September 30, 2018. Excluding deconversion fees, which totaled $3,985 for the first quarter of fiscal 2019, compared to $7,080 for the first quarter of fiscal 2018, revenue in the Core segment increased 11%. The increased revenue in the Core segment was driven by increased in-house support revenue, resulting mainly from the addition of new software usage customers in the trailing twelve months, and higher outsourcing and cloud revenue due mostly to increased data processing. Cost of revenue decreased 1% as a percentage of revenue.

Payments
	Three Months Ended September 30,		% Change
	2018	2017
Revenue	$134,197	$122,894	9%
Cost of Revenue	$65,707	$57,323	15%
Revenue in the Payments segment increased 9% for the first quarter of fiscal 2019 compared to the equivalent quarter last fiscal year. Excluding deconversion revenue of $2,073 from the first quarter of fiscal 2019 and $3,099 from the first quarter of fiscal 2018, revenue increased 10% in the Payments segment. The improvement in the most recent quarter was primarily due to increased remittance revenue within the processing line, partially due to added revenue from Ensenta, and increased outsourcing and cloud revenue in the services and support line. Card processing also increased in the first quarter of fiscal 2019 compared to the prior year first quarter. Cost of revenue increased 15%, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to our strategic partnership with First Data and PSCU to expand our credit and debit card platform.

Complementary
	Three Months Ended September 30,		% Change
	2018	2017
Revenue	$107,308	$95,028	13%
Cost of Revenue	$41,830	$39,992	5%
Revenue in the Complementary segment increased 13% for the quarter, or 12% after excluding deconversion revenue from each period, which totaled $1,792 and $527 for the quarters ended September 30, 2018 and 2017, respectively. The increase was driven by increases in all three categories of services and support revenue, as well as transaction and digital processing revenue. Cost of revenue increased 5% for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, but declined as a percentage of revenue.

Corporate and Other
	Three Months Ended September 30,		% Change
	2018	2017
Revenue	$13,486	$16,017	(16)%
Cost of Revenue	$53,359	$51,015	5%
Revenue in the Corporate and Other segment for the three months ended September 30, 2018 decreased mainly due to decreased hardware sales as well as a loss of revenue from our jhaDirect product line, which was sold during the first quarter of fiscal 2018. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the first quarter of fiscal 2019 is primarily related to bonuses provided by the Company in response to the lower tax rate resulting from the TCJA.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $114,872 at September 30, 2018 from $31,440 at June 30, 2018. The increase from June 30, 2018 is due to cash generated from operations, including collection of annual software maintenance billed in June 2018.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2018	2017
Net income	$83,551	$66,870
Non-cash expenses	41,261	39,558
Change in receivables	98,708	101,933
Change in deferred revenue	(52,151)	(72,909)
Change in other assets and liabilities	(24,635)	3,270
Net cash provided by operating activities	$146,734	$138,722
Cash provided by operating activities increased 6% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2019 totaled $52,263 and included: $26,669 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $24,001; and $1,626 for the purchase and development of internal use software. This was partially offset by $33 of proceeds from asset sales. Cash used in investing activities for the first three months of fiscal 2018 totaled $40,285 and included $22,976 for the development of software; $10,455 for the acquisition of Vanguard Software Group; capital expenditures of $3,708; and $3,452 for the purchase and development of internal use software, partially offset by $200 of proceeds from the sale of businesses and $106 of proceeds from the sale of assets.
Financing activities used cash of $11,039 for the first three months of fiscal 2019, all of which was net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first three months of fiscal 2018 totaling $109,162. Cash used was $50,000 for repayments on borrowings, $30,018 for the purchase of treasury shares, dividends paid to stockholders of $23,904, and $5,240 net cash outflow from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $24,001 and $3,708 for the three months ending September 30, 2018 and September 30, 2017, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2019 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2018, there were 26,108 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,883 additional shares. The total cost of treasury shares at September 30, 2018 is $1,055,260. During the first three months of fiscal 2019, the Company repurchased no treasury shares. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At September 30, 2018, there was no outstanding revolving loan balance. There was also no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At September 30, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2018.

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
We have no outstanding debt with variable interest rates as of September 30, 2018, and are therefore not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
In connection with the adoption of the new revenue recognition standard, Topic 606, we did implement changes to our processes related to revenue recognition and the control activities within those processes. These included the development of new policies based on the new standard, implementation of a new system utilized to track revenue based on the new standard, and changes to gathering of information provided for disclosures. There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2018:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1- July 31, 2018	5,182	$130.36	—	3,882,713
August 1- August 31, 2018	—	—	—	3,882,713
September 1- September 30, 2018	1,653	160.00	—	3,882,713
Total	6,835	137.53	—	3,882,713
(1) No shares were purchased through a publicly announced repurchase plan. There were 6,835 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and June 30, 2018, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 8, 2018	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	November 8, 2018	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer