Form 10-Q
period 2018-12-31
HENRY JACK & ASSOCIATES INC
filed 2019-02-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

As of February 4, 2019, the Registrant had 77,176,611 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2018	June 30, 2018
		*As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,156	$31,440
Receivables, net	184,737	297,271
Income tax receivable	9,488	21,671
Prepaid expenses and other	99,053	96,141
Deferred costs	43,205	27,069
Total current assets	362,639	473,592
PROPERTY AND EQUIPMENT, net	283,454	286,850
OTHER ASSETS:
Non-current deferred costs	82,328	74,865
Computer software, net of amortization	303,516	288,172
Other non-current assets	129,562	110,299
Customer relationships, net of amortization	109,263	115,034
Other intangible assets, net of amortization	34,245	38,467
Goodwill	666,770	649,929
Total other assets	1,325,684	1,276,766
Total assets	$1,971,777	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,597	$34,510
Accrued expenses	92,614	88,764
Deferred revenues	240,863	352,431
Total current liabilities	340,074	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	14,773	17,484
Non-current deferred income tax liability	210,489	208,303
Other long-term liabilities	14,486	12,872
Total long-term liabilities	239,748	238,659
Total liabilities	579,822	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,428,416 shares issued at December 31, 2018; 103,278,562 shares issued at June 30, 2018	1,034	1,033
Additional paid-in capital	459,988	464,138
Retained earnings	2,007,469	1,912,933
Less treasury stock at cost 26,257,903 shares at December 31, 2018; 26,107,903 shares at June 30, 2018	(1,076,536)	(1,055,260)
Total stockholders' equity	1,391,955	1,322,844
Total liabilities and equity	$1,971,777	$2,037,208
See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
		*As Adjusted		*As Adjusted
REVENUE	$386,275	$357,209	$778,818	$718,493

EXPENSES
Cost of Revenue	227,284	207,100	447,396	411,016
Research and Development	23,990	22,414	48,016	43,343
Selling, General, and Administrative	46,797	43,094	91,979	84,181
Gain on Disposal of a Business	—	(189)	—	(1,894)
Total Expenses	298,071	272,419	587,391	536,646

OPERATING INCOME	88,204	84,790	191,427	181,847

INTEREST INCOME (EXPENSE)
Interest Income	252	146	542	293
Interest Expense	(148)	(250)	(295)	(439)
Total Interest Income (Expense)	104	(104)	247	(146)

INCOME BEFORE INCOME TAXES	88,308	84,686	191,674	181,701

PROVISION/ (BENEFIT) FOR INCOME TAXES	20,219	(76,557)	40,034	(46,412)

NET INCOME	$68,089	$161,243	$151,640	$228,113

Basic earnings per share	$0.88	$2.09	$1.96	$2.95
Basic weighted average shares outstanding	77,216	77,218	77,202	77,250

Diluted earnings per share	$0.88	$2.08	$1.96	$2.94
Diluted weighted average shares outstanding	77,409	77,565	77,474	77,606

See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2018	2017
		*As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$151,640	$228,113
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	22,470	24,602
Amortization	56,146	48,711
Change in deferred income taxes	1,256	(87,040)
Expense for stock-based compensation	5,146	4,609
(Gain)/loss on disposal of assets and businesses	(22)	(1,841)
Changes in operating assets and liabilities:
Change in receivables	113,563	143,914
Change in prepaid expenses, deferred costs and other	(45,768)	(57,214)
Change in accounts payable	(14,685)	5,371
Change in accrued expenses	4,658	(13,236)
Change in income taxes	12,654	1,829
Change in deferred revenues	(115,014)	(120,910)
Net cash from operating activities	192,044	176,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(19,981)	(137,654)
Capital expenditures	(32,968)	(12,249)
Proceeds from the sale of businesses	—	350
Proceeds from the sale of assets	76	205
Internal use software	(2,694)	(6,025)
Computer software developed	(54,086)	(46,936)
Net cash from investing activities	(109,653)	(202,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	—	100,000
Repayments on credit facilities	—	(50,000)
Purchase of treasury stock	(21,276)	(30,018)
Dividends paid	(57,104)	(47,844)
Proceeds from issuance of common stock upon exercise of stock options	1	1
Tax withholding payments related to share based compensation	(13,485)	(7,144)
Proceeds from sale of common stock	4,189	3,360
Net cash from financing activities	(87,675)	(31,645)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5,284)	$(57,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$31,440	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,156	$57,719

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
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2018 and 2017 equals the Company’s net income.
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
The following describes the nature of the Company’s primary types of revenue:
Processing
Processing revenue is generated from transaction-based fees for electronic deposit and payment services, electronic funds transfers and debit and credit card processing. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis by processing an unspecified number of transactions over the contractual term. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Customers are typically billed monthly for transactions processed during the month. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price after estimation of breakage associated with the material right.
Outsourcing and Cloud
Outsourcing and cloud revenue is generated from data and item processing services and hosting fees. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Data and item processing services are typically billed monthly. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Processing	$148,953	$134,191	$294,928	$268,723

Outsourcing & Cloud	100,066	88,253	197,425	173,387
Product Delivery & Services	58,794	59,392	116,758	118,462
In-House Support	78,462	75,373	169,707	157,921
Services & Support	237,322	223,018	483,890	449,770

Total Revenue	$386,275	$357,209	$778,818	$718,493
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2018	June 30, 2018
Receivables, net	$184,737	$297,271
Contract Assets- Current	16,697	14,063
Contract Assets- Non-current	44,465	35,630
Contract Liabilities (Deferred Revenue)- Current	240,863	352,431
Contract Liabilities (Deferred Revenue)- Non-current	$14,773	$17,484
Contract assets primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of contract assets is reported within prepaid expenses and other in the condensed consolidated balance sheet, and the non-current portion is included in other non-current assets. Contract Liabilities (deferred revenue) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist, and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the three months ended December 31, 2018 and 2017, the Company recognized revenue of $93,656 and $82,410, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
During the six months ended December 31, 2018 and 2017, the Company recognized revenue of $164,051 and $154,585, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.

Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2018, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,647,526. The Company expects to recognize approximately 28% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and customer conversion or implementation related costs. Capitalized costs totaled $222,027 and $181,032, at December 31, 2018 and June 30, 2018, respectively.
Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. For the three months ended December 31, 2018 and 2017, amortization of deferred contract costs was $25,435 and $22,863, respectively. For the six months ended December 31, 2018 and 2017, amortization of deferred contract costs totaled $52,257 and $45,371, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2018 totaled $387,261 and at June 30, 2018 totaled $364,153.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $658,480 and $602,479 at December 31, 2018 and June 30, 2018, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2018, there were 26,258 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,733 additional shares. The total cost of treasury shares at December 31, 2018 is $1,076,536. During the first six months of fiscal 2019, the Company repurchased 150 treasury shares. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Dividends declared per share were $0.37 and $0.31, for the three months ended December 31, 2018 and 2017, respectively. For the six months ended December 31, 2018 and 2017, dividends declared totaled $0.74 and $0.62, respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company as of December 31, 2018, the results of its operations for the three and six months ending

December 31, 2018 and 2017, and its cash flows for the six months ending December 31, 2018 and 2017. The condensed consolidated balance sheet at June 30, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

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
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2018:

	As Previously Reported	Adjustments	As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,440	$—	$31,440
Receivables, net	291,630	5,641	297,271
Income tax receivable	21,671	—	21,671
Prepaid expenses and other	84,810	11,331	96,141
Deferred costs	38,985	(11,916)	27,069
Total current assets	468,536	5,056	473,592
PROPERTY AND EQUIPMENT, net	286,850	—	286,850
OTHER ASSETS:
Non-current deferred costs	95,540	(20,675)	74,865
Computer software, net of amortization	288,172	—	288,172
Other non-current assets	107,775	2,524	110,299
Customer relationships, net of amortization	115,034	—	115,034
Other intangible assets, net of amortization	38,467	—	38,467
Goodwill	649,929	—	649,929
Total other assets	1,294,917	(18,151)	1,276,766
Total assets	$2,050,303	$(13,095)	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,510	$—	$34,510
Accrued expenses	97,848	(9,084)	88,764
Deferred revenues	355,538	(3,107)	352,431
Total current liabilities	487,896	(12,191)	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	93,094	(75,610)	17,484
Non-current deferred income tax liability	189,613	18,690	208,303
Other long-term liabilities	12,872	—	12,872
Total long-term liabilities	295,579	(56,920)	238,659
Total liabilities	783,475	(69,111)	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,278,562 shares issued at June 30, 2018	1,033	—	1,033
Additional paid-in capital	464,138	—	464,138
Retained earnings	1,856,917	56,016	1,912,933
Less treasury stock at cost 26,107,903 shares at June 30, 2018	(1,055,260)	—	(1,055,260)
Total stockholders' equity	1,266,828	56,016	1,322,844
Total liabilities and equity	$2,050,303	$(13,095)	$2,037,208

Condensed Consolidated Statement of Income for the three and six months ended December 31, 2017:

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
REVENUE	$374,756	$(17,547)	$357,209	$734,690	$(16,197)	$718,493

EXPENSES
Cost of Revenue	211,653	(4,553)	207,100	416,368	(5,352)	411,016
Research and Development	22,414	—	22,414	43,343	—	43,343
Selling, General, and Administrative	45,613	(2,519)	43,094	89,346	(5,165)	84,181
Gain on Disposal of a Business	(189)	—	(189)	(1,894)	—	(1,894)
Total Expenses	279,491	(7,072)	272,419	547,163	(10,517)	536,646

OPERATING INCOME	95,265	(10,475)	84,790	187,527	(5,680)	181,847

INTEREST INCOME (EXPENSE)
Interest Income	146	—	146	293	—	293
Interest Expense	(250)	—	(250)	(439)	—	(439)
Total Interest Income (Expense)	(104)	—	(104)	(146)	—	(146)

INCOME BEFORE INCOME TAXES	95,161	(10,475)	84,686	187,381	(5,680)	181,701

PROVISION/ (BENEFIT) FOR INCOME TAXES	(60,413)	(16,144)	(76,557)	(31,604)	(14,808)	(46,412)

NET INCOME	$155,574	$5,669	$161,243	$218,985	$9,128	$228,113

Basic earnings per share	$2.01		$2.09	$2.83		$2.95
Basic weighted average shares outstanding	77,218		77,218	77,250		77,250

Diluted earnings per share	$2.01		$2.08	$2.82		$2.94
Diluted weighted average shares outstanding	77,565		77,565	77,606		77,606

Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2017:

	Six Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$218,985	$9,128	$228,113
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	24,602	—	24,602
Amortization	48,711	—	48,711
Change in deferred income taxes	(72,721)	(14,319)	(87,040)
Expense for stock-based compensation	4,609	—	4,609
(Gain)/loss on disposal of assets and businesses	(1,841)	—	(1,841)
Changes in operating assets and liabilities:
Change in receivables	115,572	28,342	143,914
Change in prepaid expenses, deferred costs and other	(17,105)	(40,109)	(57,214)
Change in accounts payable	5,371	—	5,371
Change in accrued expenses	(15,386)	2,150	(13,236)
Change in income taxes	2,317	(488)	1,829
Change in deferred revenues	(136,206)	15,296	(120,910)
Net cash from operating activities	176,908	—	176,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,654)	—	(137,654)
Capital expenditures	(12,249)	—	(12,249)
Proceeds from the sale of businesses	350	—	350
Proceeds from the sale of assets	205	—	205
Internal use software	(6,025)	—	(6,025)
Computer software developed	(46,936)	—	(46,936)
Net cash from investing activities	(202,309)	—	(202,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	100,000	—	100,000
Repayments on credit facilities	(50,000)	—	(50,000)
Purchase of treasury stock	(30,018)	—	(30,018)
Dividends paid	(47,844)	—	(47,844)
Proceeds from issuance of common stock upon exercise of stock options	1	—	1
Tax withholding payments related to share based compensation	(7,144)	—	(7,144)
Proceeds from sale of common stock	3,360	—	3,360
Net cash from financing activities	(31,645)	—	(31,645)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,046)	$—	$(57,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$—	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,719	$—	$57,719

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. The adoption of this standard did not have any impact on our financial statements.
Not Yet Adopted
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for JHA's annual reporting period beginning July 1, 2019 and early adoption is permitted. We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we will make an accounting policy election that will keep leases with an initial term of twelve months or less off of the balance sheet. Adoption of the standard will add right of use assets and lease obligations to our balance sheet and is not expected to significantly impact income before income taxes.
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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2018
Financial Assets:
Money market funds	$9,033	$—	$—	$9,033
June 30, 2018
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918

Non-Recurring Fair Value Measurements
December 31, 2018
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2018
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300

(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the fourth quarter of fiscal 2019.

NOTE 4.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At December 31, 2018, there was no outstanding revolving loan balance. There was also no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At December 31, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2018.
Interest
The Company paid interest of $192 and $355 during the six months ended December 31, 2018 and 2017, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 22.9% of income before income taxes for the quarter ended December 31, 2018, compared to (90.4)% for the same quarter of the prior fiscal year. For the six months ended December 31, 2018, the effective tax rate was 20.9%, compared to (25.5)% for the six months ended December 31, 2017. The significant increase in the Company's effective tax rate for both the quarter and year-to-date periods was primarily due to $97,516 of tax benefits recorded in the prior fiscal year for the re-measurement of the net deferred tax liabilities due to the Tax Cuts and Jobs Act ("TCJA") enacted December 22, 2017. This increase is partially offset by the enacted lower corporate income tax rate that became effective January 1, 2018, which resulted in a U.S. statutory rate of approximately 28% for the fiscal year 2018, and 21% for fiscal 2019. The increase was further offset by increased excess tax benefits from share-based payments in the first six months of fiscal 2019.
The Company has relied on Staff Accounting Bulletin 118 ("SAB 118") and has recognized provisional amounts for tax reform items in its annual and interim financial statements for each prior reporting period since the enactment of the TCJA. The staff of the U.S. SEC has recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017, issued guidance in SAB 118. The guidance clarifies accounting for income taxes under ASC 740 if information is not available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. The Company considers its accounting for the income tax effects of the TCJA to be complete. No significant adjustments to the provisional amounts previously reported were recorded during the six months ended December 31, 2018.
The Company paid income taxes, net of refunds, of $25,211 and $38,163 in the six months ended December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had $10,719 of gross unrecognized tax benefits, $9,967 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,431 and $1,318 related to uncertain tax positions at December 31, 2018 and 2017, respectively.
The U.S. federal and state income tax returns for fiscal year 2015 and all subsequent years remain subject to examination as of December 31, 2018 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $500 - $1,500 within twelve months of December 31, 2018.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2018 and 2017 included $3,374 and $3,096 of stock-based compensation costs, respectively. For the six months ended December 31, 2018 and 2017, stock-based compensation costs included in operating income totaled $5,146 and $4,609, respectively.
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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2018	52	$62.65
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2018	52	$62.65	$3,301
Vested and Expected to Vest December 31, 2018	52	$62.65	$3,301
Exercisable December 31, 2018	20	$23.65	$2,057
At December 31, 2018, there was $83 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of December 31, 2018 was 0.50 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2018, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2018	23	$81.33
Granted	—	—
Vested	(17)	79.48
Forfeited	—	—
Outstanding December 31, 2018	6	$86.74
At December 31, 2018, there was $83 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 0.48 years.

The following table summarizes non-vested unit awards as of December 31, 2018, as well as activity for the six months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2018	351	$83.37
Granted	65	176.95
Vested	(117)	79.51
Forfeited	(4)	86.89
Outstanding December 31, 2018	295	$105.38	$37,305
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
The remaining 26 unit awards granted in fiscal 2019 are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At December 31, 2018, there was $17,684 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.44 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

(In Thousands, Except Per Share Data)	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Income	$68,089	$161,243	$151,640	$228,113
Common share information:
Weighted average shares outstanding for basic earnings per share	77,216	77,218	77,202	77,250
Dilutive effect of stock options and restricted stock	193	347	272	356
Weighted average shares outstanding for diluted earnings per share	77,409	77,565	77,474	77,606
Basic earnings per share	$0.88	$2.09	$1.96	$2.95
Diluted earnings per share	$0.88	$2.08	$1.96	$2.94
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2018 and 2017. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 5 anti-dilutive stock options or restricted stock shares excluded for the quarter ended December 31, 2018 and no anti-dilutive stock options or restricted stock shares excluded for the quarter ended December 31, 2017. There were 1 anti-dilutive stock options or restricted stock shares excluded for the six months ended December 31, 2018 compared to none for the six months ended December 31, 2017.

NOTE 8.    BUSINESS ACQUISITIONS
BOLTS Technologies, Inc
On October 5, 2018, the Company acquired all of the equity interest of BOLTS Technologies, Inc. for $15,046 paid in cash. The acquisition was funded by cash generated from operations. BOLTS Technologies is the developer of boltsOPEN, a next-generation digital account opening solution.
Management has completed a preliminary purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of October 5, 2018 are set forth below:

Current assets	$1,384
Identifiable intangible assets	2,274
Total other liabilities assumed	(1,418)
Total identifiable net assets	2,240
Goodwill	12,806
Net assets acquired	$15,046
The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and continues to evaluate the income tax implications of this business combination.
The goodwill of $12,806 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of BOLTS, together with the value of BOLTS' assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is not expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $567, computer software of $1,409, and other intangible assets of $298. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $1,365. The fair value of current assets acquired included accounts receivable of $14, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of BOLTS in fiscal 2019 totaled $23 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expense.
The Company's consolidated statements of income for the second quarter of fiscal 2019 included revenue of $35 and after-tax net loss of $246 resulting from BOLTS' operations.
The accompanying consolidated statements of income for the three and six months ended December 31, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.
Agiletics, Inc.
On October 1, 2018, the Company acquired all of the equity interest of Agiletics, Inc. for $7,649 paid in cash. The acquisition was funded by cash generated from operations. Agiletics is a provider of escrow, investment, and liquidity management solutions for banks serving commercial customers.
Management has completed a preliminary purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their preliminary fair values as of October 1, 2018 are set forth below:

Current assets	$2,170
Long-term assets	—
Identifiable intangible assets	3,090
Non-current deferred income tax liability	(787)
Total other liabilities assumed	(738)
Total identifiable net assets	3,735
Goodwill	3,914
Net assets acquired	$7,649

The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and continues to evaluate the income tax implications of this business combination.
The goodwill of $3,914 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Agiletics. The goodwill from this acquisition has been allocated to our Core segment and is not expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $2,198, computer software of $701, and other intangible assets of $191. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $1,349. The fair value of current assets acquired included accounts receivable of $299, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Agiletics in fiscal 2019 totaled $25 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expense.
The Company's consolidated statements of income for the second quarter of fiscal 2019 included revenue of $193 and after-tax net loss of $111 resulting from Agiletics' operations.
The accompanying consolidated statements of income for the three and six months ended December 31, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.
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
Management has completed a purchase price allocation of Ensenta and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of December 21, 2017 are set forth below:

Current assets	$14,125
Long-term assets	586
Identifiable intangible assets	58,806
Non-current deferred income tax liability	(21,859)
Total other liabilities assumed	(8,496)
Total identifiable net assets	43,162
Goodwill	91,219
Net assets acquired	$134,381
The amounts shown above include measurement period adjustments made during the third and fourth quarters of fiscal 2018, and the second quarter of fiscal 2019, related to income tax adjustments and a fair value assessment.
The goodwill of $91,219 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta, together with the value of Ensenta's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and is not expected to be deductible for income tax purposes.
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

The Company's consolidated statements of income for the second quarter of fiscal 2019 included revenue of $9,059 and after-tax net income of $2,919 resulting from Ensenta's operations. For the second quarter of fiscal 2018, Ensenta contributed revenue of $928 and after-tax net income of $6,366. The after-tax net income for the second quarter of fiscal 2018 included a large tax benefit recorded as a result of the TCJA. Excluding that benefit, the Company's after tax net income resulting from Ensenta's operations totaled $26.
For the six months ended December 31, 2018, the Company's consolidated statements of income included revenue of $17,231 and after-tax net income of $4,963. The results for the six months ended December 31, 2017 are the same as given above for the second quarter of fiscal 2018.
The accompanying consolidated statements of income for the three and six months ended December 31, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the period ended December 31, 2017 is presented as if this acquisition had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	Actual	Proforma	Actual	Proforma
Revenue	$386,275	$363,563	$778,818	$731,611
Net Income	68,089	167,714	151,640	229,623
Basic Earnings Per Share	$0.88	$2.17	$1.96	$2.97
Diluted Earnings Per Share	$0.88	$2.16	$1.96	$2.96
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

The Company's consolidated statements of income for the second quarter of fiscal 2019 included revenue of $741 and an after-tax net loss of $86 resulting from Vanguard Software Group's operations. For the second quarter of fiscal 2018, Vanguard Software Group contributed revenue of $557 and an after-tax net loss of $178 to the Company's consolidated statements of income.
The Company's consolidated statements of income for the first six months of fiscal 2019 included revenue of $1,266 and an after-tax net loss of $254 resulting from Vanguard Software Group's operations. For the first six months of fiscal 2018, Vanguard Software Group contributed revenue of $656 and an after-tax net loss of $301 to the Company's consolidated statements of income.
The accompanying consolidated statements of income for the three and six months ended December 31, 2018 and 2017 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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
An immaterial adjustment was made to reclassify revenue recognized in fiscal 2018 from the Core to the Corporate and Other Segment. For the three and six months ended December 31, 2017, the amount reclassified totaled $744 and $1,482, respectively.

	Three Months Ending
	December 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$122,721	$13,108	$86,386	$15,107	$237,322
Processing	7,008	124,911	16,864	170	148,953
Total Revenue	129,729	138,019	103,250	15,277	386,275

Cost of Revenue	60,288	65,100	44,167	57,729	227,284
Research and Development					23,990
Selling, General, and Administrative					46,797
Total Expenses					298,071

SEGMENT INCOME	$69,441	$72,919	$59,083	$(42,452)

OPERATING INCOME					88,204

INTEREST INCOME (EXPENSE)					104

INCOME BEFORE INCOME TAXES					$88,308

	Three Months Ending
	December 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$116,614	$9,212	$81,329	$15,863	$223,018
Processing	6,682	112,168	15,327	14	134,191
Total Revenue	123,296	121,380	96,656	15,877	357,209

Cost of Revenue	55,364	59,304	40,209	52,223	207,100
Research and Development					22,414
Selling, General, and Administrative					43,094
Gain on Disposal of Businesses					(189)
Total Expenses					272,419

SEGMENT INCOME	$67,932	$62,076	$56,447	$(36,346)

OPERATING INCOME					84,790

INTEREST INCOME (EXPENSE)					(104)

INCOME BEFORE INCOME TAXES					$84,686

	Six Months Ended
	December 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$253,109	$25,878	$176,449	$28,454	$483,890
Processing	14,172	246,338	34,109	309	294,928
Total Revenue	267,281	272,216	210,558	28,763	778,818

Cost of Revenue	119,504	130,807	85,998	111,087	447,396
Research and Development					48,016
Selling, General, and Administrative					91,979
Total Expenses					587,391

SEGMENT INCOME	$147,777	$141,409	$124,560	$(82,324)

OPERATING INCOME					191,427

INTEREST INCOME (EXPENSE)					247

INCOME BEFORE INCOME TAXES					$191,674

	Six Months Ended
	December 31, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$237,091	$19,176	$161,626	$31,877	$449,770
Processing	13,550	225,098	30,057	18	268,723
Total Revenue	250,641	244,274	191,683	31,895	718,493

Cost of Revenue	110,949	116,627	80,201	103,239	411,016
Research and Development					43,343
Selling, General, and Administrative					84,181
Gain on Disposal of Businesses					(1,894)
Total Expenses					536,646

SEGMENT INCOME	$139,692	$127,647	$111,482	$(71,344)

OPERATING INCOME					181,847

INTEREST INCOME (EXPENSE)					(146)

INCOME BEFORE INCOME TAXES					$181,701

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 10: SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2018.
OVERVIEW
Jack Henry & Associates, Inc. ("JHA") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery.
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
In the second quarter of fiscal 2019, total revenue increased 8%, or $29,066, compared to the same quarter in the prior year. Excluding a decrease of $3,111 in deconversion fees quarter-over-quarter, and excluding revenue of $228 from companies acquired in fiscal 2019, total revenue increased 9% for the quarter.
Operating expenses increased 9% compared to the second quarter of fiscal 2018. Headcount increased 4% at December 31, 2018 compared to December 31, 2017, leading to increased salaries and benefits. Other reasons for the increase include: bonuses provided by the Company in response to the lower tax rate resulting from the Tax Cuts and Jobs Act ("TCJA"); increased amortization expense, partially due to assets acquired in the Ensenta acquisition; and higher direct cost of product, including costs related to our new card payment processing platform and faster payments incentives.
Operating income increased 4% for the quarter, but excluding deconversion fees, income from fiscal 2019 acquisitions, and the increased bonus expense, operating income increased 12%.
The provision for income taxes increased significantly compared to the prior year quarter due primarily to the impact of the enactment of the TCJA on our income taxes last year. The effective tax rate for the quarter is 22.9%.
The above changes led to a decrease in net income of 58% for the second quarter of fiscal 2019 compared to the second quarter in fiscal 2018, again primarily due to the impact of the TCJA in the prior year.
In the six months ended December 31, 2018, total revenue increased 8%, or $60,325, over the six months ended December 31, 2017. Deconversion fees in the year-to-date period decreased $5,993 compared to the same six months in the prior fiscal year. Revenue from fiscal 2019 acquisitions totaled $228. Excluding deconversion revenue from each period and revenue from fiscal 2019 acquisitions, total revenue increased 9%.
Operating expenses for the six months ended December 31, 2018 increased 9% compared to the equivalent period in the prior year, primarily due to increased headcount, the Ensenta acquisition, costs related to our new card payment processing platform, bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, and increased amortization expense.

Operating income increased 5% for the year-to-date period, but excluding deconversion fees, income from fiscal 2019 acquisitions, and the increased bonus expense, operating income increased 14%.
Provision for income taxes increased compared to the prior year-to-date period, due primarily to the enactment of the TCJA. The effective tax rate for the six months ended December 31, 2018 is 20.9%.
The result of the above changes led to a decrease in net income of 34% for the six months of fiscal 2019 compared to the same period in fiscal 2018.
We move into the third quarter of fiscal 2019 following strong performance in the second quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ending December 31, 2018 follows. Discussions compare the current three and six months ending December 31, 2018 to the prior year's three and six months ending December 31, 2017.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Services and Support	$237,322	$223,018	6%	$483,890	$449,770	8%
Percentage of total revenue	61%	62%		62%	63%
There was 6% growth in services and support revenue in the second quarter of fiscal 2019 compared to the same quarter last year. Excluding deconversion fees from each period, which decreased $3,111 compared to the prior year quarter, and $205 of revenue from businesses acquired in fiscal 2019, services and support revenue grew 8%. The increase was primarily due to increases in our 'outsourcing and cloud' revenue stream, partially driven by added revenue from Ensenta, and supplemented by organic growth in hosting and data processing. 'In-house support' revenue also contributed to the increase.
In the six months ended December 31, 2018, services and support revenue grew 8% over the equivalent six months in the prior fiscal year. Excluding deconversion fees from each period presented, which decreased $5,993 compared to the prior year-to-date period, and revenue from businesses acquired in fiscal 2019, services and support revenue grew 9%. The increase was driven primarily by growth in our 'outsourcing and cloud' revenue stream, partially due to Ensenta revenue. Our 'in-house support' revenue stream also contributed to the increase, primarily due to higher software usage revenue, partially resulting from the addition of new customers.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Processing	$148,953	$134,191	11%	$294,928	$268,723	10%
Percentage of total revenue	39%	38%		38%	37%
Processing revenue increased 11% in the second quarter of fiscal 2019 compared to the same quarter last year, primarily due to increased transaction volumes within each of the three components of processing revenue and added revenue from Ensenta.
Each component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 10% for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Cost of Revenue	$227,284	$207,100	10%	$447,396	$411,016	9%
Percentage of total revenue	59%	58%		57%	57%
Cost of revenue for the second quarter of fiscal 2019 increased 10% over the prior year, and increased 1% as a percentage of total revenue. Excluding costs related to deconversions, fiscal 2019 acquisitions, and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue increased 9%. A 4% expansion in headcount at December 31, 2018 compared to December 31, 2017 contributed to the increase, driving increased salaries and benefits. Other factors contributing to the increase include higher direct costs of product, including spending related to the ongoing project to expand our credit and debit card platform, and increased amortization expense, partially due the amortization of assets acquired from Ensenta.
For the year-to-date period, cost of revenue increased 9% due to the same factors discussed above, but remained a consistent percentage of revenue. Excluding costs related to deconversions, fiscal 2019 acquisitions, and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue increased 8%.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Research and Development	$23,990	$22,414	7%	$48,016	$43,343	11%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense increased 7% for the second quarter of fiscal 2019, but excluding the bonuses provided by the Company in response to the lower tax rate resulting from the TCJA and costs attributable to companies acquired in fiscal 2019, research and development expense increased 4%. This increase was primarily due to increased salary and personnel costs resulting from a 4% increase in headcount at December 31, 2018 compared to a year ago. However, these expenses remained consistent with the prior year as a percentage of total revenue.
The increase for the fiscal year-to-date period is also primarily due to increased salary and personnel costs, and the acquisition of Ensenta. Excluding the bonuses provided by the Company in response to the lower tax rate resulting from the TCJA and costs attributable to companies acquired in fiscal 2019, research and development expense increased 8%.
Both periods remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Selling, General, and Administrative	$46,797	$43,094	9%	$91,979	$84,181	9%
Percentage of total revenue	12%	12%		12%	12%
The 9% increase in selling, general and administrative expense in the current quarter was mainly due to increased commissions, salaries, and benefits. Excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, the quarter expense increased 8%.
The fiscal year-to-date increase was also driven by those factors, and excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, the year-to-date expense increased 9%.
Selling, general, and administrative expense remained a consistent percentage of revenue in both the quarter and fiscal year-to-date periods.
Gain on Disposal of a Business
In the six months ended December 31, 2018, the Company did not dispose of any businesses. In the first six months fiscal 2018, we recorded a gain totaling $1,894, including a gain of $189 in the second quarter related to the sale of our ATM Manager product line, and the sale of our jhaDirect product line in the first quarter.

INTEREST INCOME AND EXPENSE	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Interest Income	$252	$146	73%	$542	$293	85%
Interest Expense	$(148)	$(250)	(41)%	$(295)	$(439)	(33)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased in the current period since there were no outstanding borrowings on our revolving credit facility during the second quarter or first six months of fiscal 2019.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Provision for Income Taxes	$20,219	$(76,557)	(126)%	$40,034	$(46,412)	(186)%
Effective Rate	22.9%	(90.4)%		20.9%	(25.5)%
The increase in the effective tax rate was primarily the result of the TCJA enacted in the prior fiscal year on December 22, 2017 and the related re-measurement of net deferred tax liabilities. The increase is partially offset by the reduced U.S. federal corporate tax rate of 21% effective for the current year, and increased excess tax benefits from share-based payments recognized during fiscal 2019.
NET INCOME
Net income decreased 58% to $68,089, or $0.88 per diluted share for the second quarter of fiscal 2019, compared to $161,243, or $2.08 per diluted share, in the same period of fiscal 2018, resulting in a 58% decrease in diluted earnings per share, mainly due to the TCJA impacts on income tax expense in the prior year.
Net income decreased 34% to $151,640, or $1.96 per diluted share for the six months ended December 31, 2018, compared to $228,113, or $2.94 per diluted share, in the six months ended December 31, 2017, resulting in a 33% decrease in diluted earnings per share, mainly due to the TCJA impacts in the prior year.

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

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Revenue	$129,729	$123,296	5%	$267,281	$250,641	7%
Cost of Revenue	$60,288	$55,364	9%	$119,504	$110,949	8%
Revenue in the Core segment increased 5%, while cost of revenue increased 9%, for the three months ended December 31, 2018. Excluding deconversion fees, which totaled $2,744 for the second quarter of fiscal 2019, compared to $4,171 for the second quarter of fiscal 2018, and excluding $190 of revenue from fiscal 2019 acquisitions, revenue in the Core segment increased 6%. The increased revenue was driven by increased outsourcing and cloud revenue and increased in-house support revenue, the latter of which resulted mainly from the addition of new software usage customers in the trailing twelve months. Cost of revenue increased 1% as a percentage of revenue.

For the six months ended December 31, 2018, revenue in the Core segment increased 7%. Excluding deconversion fees, which totaled $6,729 and $11,252, for the first six months of fiscal 2019 and 2018, respectively, and excluding revenue of $190 from fiscal 2019 acquisitions, revenue in the Core segment increased 9%, due to increased outsourcing and cloud and in-house support revenue. Cost of revenue increased 1% as a percentage of revenue for the six month period ended December 31, 2018 as compared to the equivalent period of the prior fiscal year.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Revenue	$138,019	$121,380	14%	$272,216	$244,274	11%
Cost of Revenue	$65,100	$59,304	10%	$130,807	$116,627	12%
Revenue in the Payments segment increased 14% for the second quarter of fiscal 2019 compared to the equivalent quarter last fiscal year. Excluding deconversion revenue of $2,274 from the second quarter of fiscal 2019 and $1,698 from the second quarter of fiscal 2018, revenue increased 13% in the Payments segment. The improvement was primarily due to increased remittance and card revenue within the processing line, and increased outsourcing and cloud revenue in the services and support line. The increases in remittance revenue and outsourcing and cloud revenue are partially due to revenue from Ensenta. Cost of revenue increased 10%, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to the ongoing project to expand our credit and debit card processing platform. Cost of revenue decreased 2% as a percentage of revenue.
Revenue in the Payments segment increased 11% for the six months ended December 31, 2018 compared to the equivalent six months of the prior fiscal year. Excluding deconversion revenue of $4,347 and $4,797, respectively, revenue increased 12% in the Payments segment, due to the same factors as the quarter increase. Cost of revenue increased 12%, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to the ongoing project to expand our credit and debit card platform. Cost of revenue remained consistent as a percentage of revenue.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Revenue	$103,250	$96,656	7%	$210,558	$191,683	10%
Cost of Revenue	$44,167	$40,209	10%	$85,998	$80,201	7%
Revenue in the Complementary segment increased 7% for the quarter, or 9% after excluding deconversion revenue from each period, which totaled $1,587 and $3,750 for the quarters ended December 31, 2018 and 2017, respectively, and excluding revenue of $36 from fiscal 2019 acquisitions. The increase was driven by increases in all three categories of services and support revenue, as well as transaction and digital processing revenue. Cost of revenue increased 10% for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, and increased 1% as a percentage of revenue.
For the six months ended December 31, 2018, revenue in the Complementary segment increased 10% compared to the six months ended December 31, 2017. After excluding deconversion revenue from each period, which totaled $3,379 and $4,277 for the quarters ended December 31, 2018 and 2017, respectively, and excluding revenue of $36 from fiscal 2019 acquisitions, revenue increased 11%. The increase was driven by increases in all three categories of services and support revenue, as well as transaction and digital processing revenue. Cost of revenue increased 7% comparing the year-to-date periods, but decreased 1% as a percentage of revenue.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2018	2017		2018	2017
Revenue	$15,277	$15,877	(4)%	$28,763	$31,895	(10)%
Cost of Revenue	$57,729	$52,223	11%	$111,087	$103,239	8%

Revenue in the Corporate and Other segment decreased for second quarter due to decreased services and support revenue. The decreased revenue for six months ended December 31, 2018, was also due to decreased services and support revenue, mainly within product delivery and services. This is in part due to the sale of our jhaDirect product line, which was sold during the first quarter of fiscal 2018. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the second quarter and first six months of fiscal 2019 is primarily related to bonuses provided by the Company in response to the lower tax rate resulting from the TCJA.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $26,156 at December 31, 2018 from $31,440 at June 30, 2018.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2018	2017
Net income	$151,640	$228,113
Non-cash expenses	84,996	(10,959)
Change in receivables	113,563	143,914
Change in deferred revenue	(115,014)	(120,910)
Change in other assets and liabilities	(43,141)	(63,250)
Net cash provided by operating activities	$192,044	$176,908
Cash provided by operating activities increased 9% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2019 totaled $109,653 and included: $54,086 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $32,968; payments for the acquisitions of BOLTS and Agiletics totaling $19,981, and $2,694 for the purchase and development of internal use software. This was partially offset by $76 of proceeds from asset sales. Cash used in investing activities for the first six months of fiscal 2018 totaled $202,309 and included $137,654 for the acquisitions of Vanguard Software Group and Ensenta Corporation; $46,936 for the development of software; capital expenditures of $12,249; and $6,025 for the purchase and development of internal use software, partially offset by $350 of proceeds from the sale of businesses and $205 of proceeds from the sale of assets.
Financing activities used cash of $87,675 for the first six months of fiscal 2019, including dividends paid to stockholders of $57,104, $21,276 for the purchase of treasury shares, and $9,295 net cash outflow from the issuance of stock and tax related to stock-based compensation. Financing activities used cash in the first six months of fiscal 2018 totaling $31,645, which included $50,000 for repayments on borrowings, $47,844 of dividends paid to stockholders, $30,018 for the purchase of treasury shares, and $3,783 net cash outflow from the issuance of stock and tax related to stock-based compensation, partially offset by new borrowings of $100,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $32,968 and $12,249 for the six months ending December 31, 2018 and December 31, 2017, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2019 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2018, there were 26,258 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,733 additional shares. The total cost of treasury shares at December 31, 2018 is $1,076,536. During the first six months of fiscal 2019, the Company repurchased 150 treasury shares. At June 30,

2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2018, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020. At December 31, 2018, there was no outstanding revolving loan balance. There was also no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in April 2017 and expires on April 30, 2019. At December 31, 2018, no amount was outstanding. There was also no balance outstanding at June 30, 2018.

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
We have no outstanding debt with variable interest rates as of December 31, 2018, and are therefore not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ending December 31, 2018, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2018:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1- October 31, 2018	—	$—	—	3,882,713
November 1- November 30, 2018	150,043	141.84	150,000	3,732,713
December 1- December 31, 2018	—	—	—	3,732,713
Total	150,043	141.84	150,000	3,732,713

(1) 150,000 shares were purchased through a publicly announced repurchase plan. There were 43 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2018 and June 30, 2018, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 7, 2019	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	February 7, 2019	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer