Form 10-Q
period 2019-03-31
HENRY JACK & ASSOCIATES INC
filed 2019-05-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [ X ]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.01 par value)	JKHY	NASDAQ Global Select Market
As of April 30, 2019, the Registrant had 77,203,651 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2019	June 30, 2018
		*As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,398	$31,440
Receivables, net	190,768	297,271
Income tax receivable	17,215	21,671
Prepaid expenses and other	106,032	96,141
Deferred costs	39,143	27,069
Total current assets	388,556	473,592
PROPERTY AND EQUIPMENT, net	279,948	286,850
OTHER ASSETS:
Non-current deferred costs	85,205	74,865
Computer software, net of amortization	311,122	288,172
Other non-current assets	133,639	110,299
Customer relationships, net of amortization	104,912	115,034
Other intangible assets, net of amortization	32,639	38,467
Goodwill	666,858	649,929
Total other assets	1,334,375	1,276,766
Total assets	$2,002,879	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,907	$34,510
Accrued expenses	95,959	88,764
Notes payable and current maturities of long-term debt	35,000	—
Deferred revenues	188,999	352,431
Total current liabilities	330,865	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	18,909	17,484
Non-current deferred income tax liability	212,608	208,303
Other long-term liabilities	14,494	12,872
Total long-term liabilities	246,011	238,659
Total liabilities	576,876	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,454,889 shares issued at March 31, 2019; 103,278,562 shares issued at June 30, 2018	1,035	1,033
Additional paid-in capital	465,649	464,138
Retained earnings	2,035,855	1,912,933
Less treasury stock at cost 26,257,903 shares at March 31, 2019; 26,107,903 shares at June 30, 2018	(1,076,536)	(1,055,260)
Total stockholders' equity	1,426,003	1,322,844
Total liabilities and equity	$2,002,879	$2,037,208
See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		*As Adjusted		*As Adjusted
REVENUE	$380,364	$374,048	$1,159,182	$1,092,541

EXPENSES
Cost of Revenue	235,594	218,517	682,990	629,532
Research and Development	23,442	22,591	71,458	65,934
Selling, General, and Administrative	44,887	42,233	136,866	126,415
Gain on Disposal of a Business	—	—	—	(1,894)
Total Expenses	303,923	283,341	891,314	819,987

OPERATING INCOME	76,441	90,707	267,868	272,554

INTEREST INCOME (EXPENSE)
Interest Income	155	130	697	424
Interest Expense	(224)	(734)	(520)	(1,173)
Total Interest Income (Expense)	(69)	(604)	177	(749)

INCOME BEFORE INCOME TAXES	76,372	90,103	268,045	271,805

PROVISION/ (BENEFIT) FOR INCOME TAXES	17,120	21,017	57,153	(25,394)

NET INCOME	$59,252	$69,086	$210,892	$297,199

Basic earnings per share	$0.77	$0.89	$2.73	$3.85
Basic weighted average shares outstanding	77,177	77,247	77,194	77,249

Diluted earnings per share	$0.77	$0.89	$2.72	$3.83
Diluted weighted average shares outstanding	77,286	77,546	77,411	77,586

See notes to condensed consolidated financial statements
*Refer to Note 2 for the impact to previously presented financial statements as a result of the adoption of ASC 606

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,428,416	103,218,206	103,278,562	103,083,299
Shares issued for equity-based payment arrangements	4,722	11,970	120,119	110,162
Shares issued for Employee Stock Purchase Plan	21,751	19,233	56,208	55,948
Shares, end of period	103,454,889	103,249,409	103,454,889	103,249,409

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,034	$1,032	$1,033	$1,031
Shares issued for equity-based payment arrangements	—	—	1	1
Shares issued for Employee Stock Purchase Plan	1	—	1	—
Balance, end of period	$1,035	$1,032	$1,035	$1,032

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$459,988	$452,841	$464,138	$452,016
Shares issued for equity-based payment arrangements	—	175	(1)	174
Tax withholding related to share based compensation	(313)	(135)	(13,797)	(7,278)
Shares issued for Employee Stock Purchase Plan	2,469	2,010	6,658	5,370
Stock-based compensation expense	3,505	3,225	8,651	7,834
Balance, end of period	$465,649	$458,116	$465,649	$458,116

RETAINED EARNINGS:
Balance, beginning of period	$2,007,469	$1,756,419	$1,856,917	$1,585,278
Cumulative effect of ASC 606 adoption*	—	76,769	56,016	67,642
Net income*	59,252	69,086	210,892	297,199
Dividends	(30,866)	(28,584)	(87,970)	(76,429)
Balance, end of period	$2,035,855	$1,873,690	$2,035,855	$1,873,690

TREASURY STOCK:
Balance, beginning of period	$(1,076,536)	$(1,036,292)	$(1,055,260)	$(1,006,274)
Purchase of treasury shares	—	—	(21,276)	(30,018)
Balance, end of period	$(1,076,536)	$(1,036,292)	$(1,076,536)	$(1,036,292)

TOTAL STOCKHOLDERS' EQUITY	$1,426,003	$1,296,546	$1,426,003	$1,296,546

Dividends declared per share	$0.40	$0.37	$1.14	$0.99
See notes to condensed consolidated financial statements.
*Prior period retained earnings and net income have been adjusted as a result of the adoption of ASC 606. Refer to Note 2 for the impact to previously presented Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income. Other components of stockholders' equity were not impacted.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2019	2018
		*As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$210,892	$297,199
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	34,722	36,470
Amortization	84,605	75,787
Change in deferred income taxes	3,287	(86,593)
Expense for stock-based compensation	8,651	7,834
(Gain)/loss on disposal of assets and businesses	183	(1,673)
Changes in operating assets and liabilities:
Change in receivables	107,535	141,799
Change in prepaid expenses, deferred costs and other	(55,639)	(60,248)
Change in accounts payable	(10,254)	(432)
Change in accrued expenses	7,115	(4,172)
Change in income taxes	5,014	12,187
Change in deferred revenues	(162,742)	(183,286)
Net cash from operating activities	233,369	234,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(19,981)	(137,654)
Capital expenditures	(42,417)	(17,858)
Proceeds from the sale of businesses	—	350
Proceeds from the sale of assets	95	258
Customer contracts acquired	(20)	—
Internal use software	(4,266)	(6,965)
Computer software developed	(81,438)	(72,186)
Purchase of investments	—	(5,000)
Net cash from investing activities	(148,027)	(239,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	35,000	125,000
Repayments on credit facilities	—	(70,000)
Purchase of treasury stock	(21,276)	(30,018)
Dividends paid	(87,970)	(76,429)
Proceeds from issuance of common stock upon exercise of stock options	1	176
Tax withholding payments related to share based compensation	(13,798)	(7,279)
Proceeds from sale of common stock	6,659	5,370
Net cash from financing activities	(81,384)	(53,180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,958	$(57,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$31,440	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,398	$57,402

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2019 and 2018 equals the Company’s net income.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Processing	$146,241	$137,834	$441,168	$406,557

Outsourcing & Cloud	102,091	93,512	299,516	266,900
Product Delivery & Services	55,547	68,716	172,305	187,177
In-House Support	76,485	73,986	246,193	231,907
Services & Support	234,123	236,214	718,014	685,984

Total Revenue	$380,364	$374,048	$1,159,182	$1,092,541
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2019	June 30, 2018
Receivables, net	$190,768	$297,271
Contract Assets- Current	18,458	14,063
Contract Assets- Non-current	49,907	35,630
Contract Liabilities (Deferred Revenue)- Current	188,999	352,431
Contract Liabilities (Deferred Revenue)- Non-current	$18,909	$17,484
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
During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $85,076 and $88,318, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
During the nine months ended March 31, 2019 and 2018, the Company recognized revenue of $218,913 and $214,466, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2019, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,557,585. The Company expects to recognize approximately 27% over the next 12 months, 20% in 13-24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and customer conversion or implementation-related costs. Capitalized costs totaled $222,445 and $181,032, at March 31, 2019 and June 30, 2018, respectively.
Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. For the three months ended March 31, 2019 and 2018, amortization of deferred contract costs was $27,527 and $23,774, respectively. For the nine months ended March 31, 2019 and 2018, amortization of deferred contract costs totaled $79,784 and $69,145, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2019 totaled $376,325 and at June 30, 2018 totaled $364,153.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $683,518 and $602,479 at March 31, 2019 and June 30, 2018, respectively.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2019, there were 26,258 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,733 additional shares. The total cost of treasury shares at March 31, 2019 is $1,076,536. During the first nine months of fiscal 2019, the Company repurchased 150 treasury shares. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2018. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2018, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2019, the results of its operations for the three and nine months ended March 31, 2019 and 2018, changes in stockholders' equity for the three and nine months ended March 31, 2019 and 2018, and its cash flows for the nine months ended March 31, 2019 and 2018. The condensed consolidated balance sheet at June 30, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, in May 2014. This standard (and related amendments collectively referred to as “ASC 606”) is part of an effort to create a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new standard has superseded much of the authoritative literature for revenue recognition. The new model enacts a five-step process for achieving the core principle, which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for the Company on July 1, 2018. Entities are allowed to transition to the new standard by either recasting prior periods (full retrospective) or recognizing the cumulative effect as of the beginning of the period of adoption (modified retrospective).
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
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2018:

	As Previously Reported	Adjustments	As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,440	$—	$31,440
Receivables, net	291,630	5,641	297,271
Income tax receivable	21,671	—	21,671
Prepaid expenses and other	84,810	11,331	96,141
Deferred costs	38,985	(11,916)	27,069
Total current assets	468,536	5,056	473,592
PROPERTY AND EQUIPMENT, net	286,850	—	286,850
OTHER ASSETS:
Non-current deferred costs	95,540	(20,675)	74,865
Computer software, net of amortization	288,172	—	288,172
Other non-current assets	107,775	2,524	110,299
Customer relationships, net of amortization	115,034	—	115,034
Other intangible assets, net of amortization	38,467	—	38,467
Goodwill	649,929	—	649,929
Total other assets	1,294,917	(18,151)	1,276,766
Total assets	$2,050,303	$(13,095)	$2,037,208
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,510	$—	$34,510
Accrued expenses	97,848	(9,084)	88,764
Deferred revenues	355,538	(3,107)	352,431
Total current liabilities	487,896	(12,191)	475,705
LONG-TERM LIABILITIES:
Non-current deferred revenues	93,094	(75,610)	17,484
Non-current deferred income tax liability	189,613	18,690	208,303
Other long-term liabilities	12,872	—	12,872
Total long-term liabilities	295,579	(56,920)	238,659
Total liabilities	783,475	(69,111)	714,364
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,278,562 shares issued at June 30, 2018	1,033	—	1,033
Additional paid-in capital	464,138	—	464,138
Retained earnings	1,856,917	56,016	1,912,933
Less treasury stock at cost 26,107,903 shares at June 30, 2018	(1,055,260)	—	(1,055,260)
Total stockholders' equity	1,266,828	56,016	1,322,844
Total liabilities and equity	$2,050,303	$(13,095)	$2,037,208

Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2018:

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
REVENUE	$384,684	$(10,636)	$374,048	$1,119,374	$(26,833)	$1,092,541

EXPENSES
Cost of Revenue	221,592	(3,075)	218,517	637,960	(8,428)	629,532
Research and Development	22,591	—	22,591	65,934	—	65,934
Selling, General, and Administrative	44,185	(1,952)	42,233	133,532	(7,117)	126,415
Gain on Disposal of a Business	—	—	—	(1,894)	—	(1,894)
Total Expenses	288,368	(5,027)	283,341	835,532	(15,545)	819,987

OPERATING INCOME	96,316	(5,609)	90,707	283,842	(11,288)	272,554

INTEREST INCOME (EXPENSE)
Interest Income	130	—	130	424	—	424
Interest Expense	(734)	—	(734)	(1,173)	—	(1,173)
Total Interest Income (Expense)	(604)	—	(604)	(749)	—	(749)

INCOME BEFORE INCOME TAXES	95,712	(5,609)	90,103	283,093	(11,288)	271,805

PROVISION/ (BENEFIT) FOR INCOME TAXES	23,317	(2,300)	21,017	(8,287)	(17,107)	(25,394)

NET INCOME	$72,395	$(3,309)	$69,086	$291,380	$5,819	$297,199

Basic earnings per share	$0.94		$0.89	$3.77		$3.85
Basic weighted average shares outstanding	77,247		77,247	77,249		77,249

Diluted earnings per share	$0.93		$0.89	$3.76		$3.83
Diluted weighted average shares outstanding	77,546		77,546	77,586		77,586

Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2018:

	Nine Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$291,380	$5,819	$297,199
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	36,470	—	36,470
Amortization	75,787	—	75,787
Change in deferred income taxes	(70,104)	(16,489)	(86,593)
Expense for stock-based compensation	7,834	—	7,834
(Gain)/loss on disposal of assets and businesses	(1,673)	—	(1,673)
Changes in operating assets and liabilities:
Change in receivables	113,465	28,334	141,799
Change in prepaid expenses, deferred costs and other	(17,332)	(42,916)	(60,248)
Change in accounts payable	(432)	—	(432)
Change in accrued expenses	(6,971)	2,799	(4,172)
Change in income taxes	12,806	(619)	12,187
Change in deferred revenues	(206,358)	23,072	(183,286)
Net cash from operating activities	234,872	—	234,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,654)	—	(137,654)
Capital expenditures	(17,858)	—	(17,858)
Proceeds from the sale of businesses	350	—	350
Proceeds from the sale of assets	258	—	258
Internal use software	(6,965)	—	(6,965)
Computer software developed	(72,186)	—	(72,186)
Purchase of investments	(5,000)	—	(5,000)
Net cash from investing activities	(239,055)	—	(239,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	125,000	—	125,000
Repayments on credit facilities	(70,000)	—	(70,000)
Purchase of treasury stock	(30,018)	—	(30,018)
Dividends paid	(76,429)	—	(76,429)
Proceeds from issuance of common stock upon exercise of stock options	176	—	176
Tax withholding payments related to share based compensation	(7,279)	—	(7,279)
Proceeds from sale of common stock	5,370	—	5,370
Net cash from financing activities	(53,180)	—	(53,180)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(57,363)	$—	$(57,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$—	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,402	$—	$57,402

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2019
Financial Assets:
Money market funds	$10,634	$—	$—	$10,634
Financial Liabilities:
Revolving credit facility	$—	$35,000	$—	$35,000
June 30, 2018
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918
Financial Liabilities:
Revolving credit facility	$—	$—	$—	$—

Non-Recurring Fair Value Measurements
March 31, 2019
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2018
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the first quarter of fiscal 2020.

NOTE 4.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. At March 31, 2019, there was an outstanding revolving loan balance of $35,000. There was no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At March 31, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2018.
Interest
The Company paid interest of $283 and $632 during the nine months ended March 31, 2019 and 2018, respectively.

NOTE 5.    INCOME TAXES
The effective tax rate was 22.4% of income before income taxes for the quarter ended March 31, 2019, compared to 23.3% for the same quarter of the prior fiscal year. For the nine months ended March 31, 2019, the effective tax rate was 21.3%, compared to (9.3)% for the nine months ended March 31, 2018. The significant increase in the Company's effective tax rate for the year-to-date period was primarily due to $100,456 of tax benefits recorded in the prior fiscal year for the re-measurement of the net deferred tax liabilities due to the Tax Cuts and Jobs Act ("TCJA") enacted December 22, 2017. This increase is partially offset by the enacted lower corporate income tax rate that became effective January 1, 2018, which resulted in a U.S. statutory rate of approximately 28% for fiscal 2018, and 21% for fiscal 2019. The increase was further offset by increased excess tax benefits from share-based payments in the first nine months of fiscal 2019.
The Company paid income taxes, net of refunds, of $47,644 and $48,301 in the nine months ended March 31, 2019 and 2018, respectively.
At March 31, 2019, the Company had $10,755 of gross unrecognized tax benefits, $10,055 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,485 and $1,249 related to uncertain tax positions at March 31, 2019 and 2018, respectively.
The U.S. federal and state income tax returns for fiscal 2015 and all subsequent years remain subject to examination as of March 31, 2019 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $2,500 - $3,500 within twelve months of March 31, 2019.

NOTE 6.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2019 and 2018 included $3,505 and $3,225 of stock-based compensation costs, respectively. For the nine months ended March 31, 2019 and 2018, stock-based compensation costs included in operating income totaled $8,651 and $7,834, respectively.
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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2018	52	$62.65
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding March 31, 2019	52	$62.65	$3,933
Vested and Expected to Vest March 31, 2019	52	$62.65	$3,933
Exercisable March 31, 2019	20	$23.65	$2,302
At March 31, 2019, there was $42 of compensation cost yet to be recognized related to outstanding options. The weighted average remaining contractual term on options currently exercisable as of March 31, 2019 was 0.25 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2019, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2018	23	$81.33
Granted	—	—
Vested	(17)	79.41
Forfeited	—	—
Outstanding March 31, 2019	6	$87.27
At March 31, 2019, there was $42 of compensation expense that has yet to be recognized related to non-vested restricted stock share awards, which will be recognized over a weighted average period of 0.25 years.

The following table summarizes non-vested restricted stock unit awards as of March 31, 2019, as well as activity for the nine months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2018	351	$83.37
Granted	68	174.95
Vested	(125)	80.81
Forfeited	(4)	89.69
Outstanding March 31, 2019	290	$105.74	$40,172
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value restricted stock unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the measurement date and resulting values for 39 unit awards granted in fiscal 2019 are as follows:

Volatility	15.30%
Risk free interest rate	2.89%
Dividend yield	0.90%
Stock Beta	0.669
The remaining 29 unit awards granted in fiscal 2019 are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock share award grants.
At March 31, 2019, there was $14,934 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.23 years.

NOTE 7.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net Income	$59,252	$69,086	$210,892	$297,199
Common share information:
Weighted average shares outstanding for basic earnings per share	77,177	77,247	77,194	77,249
Dilutive effect of stock options and restricted stock	109	299	217	337
Weighted average shares outstanding for diluted earnings per share	77,286	77,546	77,411	77,586
Basic earnings per share	$0.77	$0.89	$2.73	$3.85
Diluted earnings per share	$0.77	$0.89	$2.72	$3.83
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2019 and 2018. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were 20 anti-dilutive stock options or restricted stock shares excluded for the quarter ended March 31, 2019 and 49 anti-dilutive stock options or restricted stock shares excluded for the quarter ended March 31, 2018. There were 14 anti-dilutive stock options or restricted stock shares excluded for the nine months ended March 31, 2019 compared to 36 for the nine months ended March 31, 2018.

NOTE 8.    BUSINESS ACQUISITIONS
BOLTS Technologies, Inc
On October 5, 2018, the Company acquired all of the equity interest of BOLTS Technologies, Inc. for $15,046 paid in cash. The acquisition was funded by cash generated from operations. BOLTS Technologies is the developer of boltsOPEN, a next-generation digital account opening solution.
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of October 5, 2018 are set forth below:

Current assets	$1,384
Identifiable intangible assets	2,274
Total other liabilities assumed	(1,505)
Total identifiable net assets	2,153
Goodwill	12,893
Net assets acquired	$15,046
The amounts shown above include measurement period adjustments made during fiscal 2019 related to income taxes.
The goodwill of $12,893 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of BOLTS, together with the value of BOLTS' assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is not deductible for income tax purposes.
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
The Company's consolidated statements of income for the third quarter of fiscal 2019 included revenue of $46 and after-tax net loss of $256 resulting from BOLTS' operations. For the nine months ended March 31, 2019, the Company's consolidated statements of income included revenue of $82 and after-tax net loss of $501 resulting from BOLTS' operations.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.
Agiletics, Inc.
On October 1, 2018, the Company acquired all of the equity interest of Agiletics, Inc. for $7,649 paid in cash. The acquisition was funded by cash generated from operations. Agiletics is a provider of escrow, investment, and liquidity management solutions for banks serving commercial customers.
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of October 1, 2018 are set forth below:

Current assets	$2,170
Identifiable intangible assets	3,090
Non-current deferred income tax liability	(787)
Total other liabilities assumed	(738)
Total identifiable net assets	3,735
Goodwill	3,914
Net assets acquired	$7,649

The amounts shown above include measurement period adjustments made during fiscal 2019 related to income taxes.
The goodwill of $3,914 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Agiletics. The goodwill from this acquisition has been allocated to our Core segment and is not deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $2,198, computer software of $701, and other intangible assets of $191. The weighted average amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years, 10 years, and 10 years, respectively.
Current assets were inclusive of cash acquired of $1,349. The fair value of current assets acquired included accounts receivable of $302, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Agiletics in fiscal 2019 totaled $36 for legal, valuation, and other fees, and were expensed as incurred within selling, general, and administrative expense.
The Company's consolidated statements of income for the third quarter of fiscal 2019 included revenue of $277 and after-tax net loss of $71 resulting from Agiletics' operations. For the nine months ended March 31, 2019, the Company's consolidated statements of income included revenue of $470 and after-tax net loss of $182 resulting from Agiletics' operations.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.
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
The goodwill of $91,219 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta, together with the value of Ensenta's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and is not deductible for income tax purposes.
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
The Company's consolidated statements of income for the third quarter of fiscal 2019 included revenue of $8,864 and after-tax net income of $2,786 resulting from Ensenta's operations. For the third quarter of fiscal 2018, Ensenta contributed revenue of $7,160 and after-tax net income of $199.
For the nine months ended March 31, 2019, the Company's consolidated statements of income included revenue of $26,095 and after-tax net income of $7,749. For the nine months ended March 31, 2018, Ensenta contributed revenue of $8,087 and after-tax net income of $6,566. The after-tax net income for the nine months ended March 31, 2018 included a large tax benefit recorded as a result of the TCJA. Excluding that benefit, the Company's after tax net income resulting from Ensenta's operations totaled $225.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the nine months ended March 31, 2018 is presented as if this acquisition had occurred at the beginning of the earliest period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	Actual	Actual	Actual	Proforma
Revenue	$380,364	$374,048	$1,159,182	$1,105,659
Net Income	59,252	69,086	210,892	298,709
Basic Earnings Per Share	$0.77	$0.89	$2.73	$3.87
Diluted Earnings Per Share	$0.77	$0.89	$2.72	$3.85
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
The Company's consolidated statements of income for the third quarter of fiscal 2019 included revenue of $1,054 and an after-tax net income of $128 resulting from Vanguard Software Group's operations. For the third quarter of fiscal 2018, Vanguard Software Group contributed revenue of $493 and an after-tax net loss of $229 to the Company's consolidated statements of income.
The Company's consolidated statements of income for the first nine months of fiscal 2019 included revenue of $2,320 and an after-tax net loss of $125 resulting from Vanguard Software Group's operations. For the first nine months of fiscal 2018, Vanguard Software Group contributed revenue of $1,149 and an after-tax net loss of $531 to the Company's consolidated statements of income.
The accompanying consolidated statements of income for the three and nine months ended March 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

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
An immaterial adjustment was made to reclassify revenue recognized in fiscal 2018 from the Core to the Corporate and Other Segment. For the three and nine months ended March 31, 2018, the amount reclassified totaled $749 and $2,231, respectively.

	Three Months Ended
	March 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$123,694	$13,126	$85,095	$12,208	$234,123
Processing	6,910	121,892	17,439	—	146,241
Total Revenue	130,604	135,018	102,534	12,208	380,364

Cost of Revenue	63,977	68,700	45,733	57,184	235,594
Research and Development					23,442
Selling, General, and Administrative					44,887
Total Expenses					303,923

SEGMENT INCOME	$66,627	$66,318	$56,801	$(44,976)

OPERATING INCOME					76,441

INTEREST INCOME (EXPENSE)					(69)

INCOME BEFORE INCOME TAXES					$76,372

	Three Months Ended
	March 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$122,528	$15,115	$85,639	$12,932	$236,214
Processing	6,815	115,730	15,237	52	137,834
Total Revenue	129,343	130,845	100,876	12,984	374,048

Cost of Revenue	60,802	62,893	41,832	52,990	218,517
Research and Development					22,591
Selling, General, and Administrative					42,233
Total Expenses					283,341

SEGMENT INCOME	$68,541	$67,952	$59,044	$(40,006)

OPERATING INCOME					90,707

INTEREST INCOME (EXPENSE)					(604)

INCOME BEFORE INCOME TAXES					$90,103

	Nine Months Ended
	March 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$376,803	$39,004	$261,545	$40,662	$718,014
Processing	21,082	368,229	51,548	309	441,168
Total Revenue	397,885	407,233	313,093	40,971	1,159,182

Cost of Revenue	183,481	199,506	131,731	168,272	682,990
Research and Development					71,458
Selling, General, and Administrative					136,866
Total Expenses					891,314

SEGMENT INCOME	$214,404	$207,727	$181,362	$(127,301)

OPERATING INCOME					267,868

INTEREST INCOME (EXPENSE)					177

INCOME BEFORE INCOME TAXES					$268,045

	Nine Months Ended
	March 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$359,619	$34,292	$247,264	$44,809	$685,984
Processing	20,365	340,828	45,294	70	406,557
Total Revenue	379,984	375,120	292,558	44,879	1,092,541

Cost of Revenue	171,751	179,520	122,033	156,228	629,532
Research and Development					65,934
Selling, General, and Administrative					126,415
Gain on Disposal of Businesses					(1,894)
Total Expenses					819,987

SEGMENT INCOME	$208,233	$195,600	$170,525	$(111,349)

OPERATING INCOME					272,554

INTEREST INCOME (EXPENSE)					(749)

INCOME BEFORE INCOME TAXES					$271,805

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 10: SUBSEQUENT EVENTS

On May 3, 2019, the Company's Board of Directors declared a cash dividend of $0.40 per share on its common stock, payable on June 7, 2019 to shareholders of record on May 23, 2019.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2019.
OVERVIEW
Jack Henry & Associates, Inc. ("JHA") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery in our private cloud.
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
In the third quarter of fiscal 2019, total revenue increased 2%, or $6,316, compared to the same quarter in the prior year. Excluding a decrease of $10,330 in deconversion fees quarter-over-quarter, and excluding revenue of $323 from companies acquired in fiscal 2019, total revenue increased 5% for the quarter.
Operating expenses increased 7% compared to the third quarter of fiscal 2018. Headcount increased 3% at March 31, 2019 compared to March 31, 2018, contributing to increased salaries and benefits. Other reasons for the increase include: bonuses provided by the Company in response to the lower tax rate resulting from the Tax Cuts and Jobs Act ("TCJA"); increased amortization expense, partially due to assets acquired in the Ensenta acquisition; higher direct cost of product, including costs related to our new card payment processing platform and faster payments initiatives; and increased rent expense related to new facilities.
Operating income decreased 16% for the third quarter. Excluding deconversion fees, income from fiscal 2019 acquisitions, and the increased bonus expense, operating income decreased 1%.
The provision for income taxes decreased 19% compared to the prior year third quarter, primarily due to the decrease in operating income as stated above and the reduced U.S federal corporate tax rate effective for the current fiscal year. The effective tax rate for the third quarter was 22.4%.
The above changes led to a decrease in net income of 14% for the third quarter of fiscal 2019 compared to the third quarter in fiscal 2018.
In the nine months ended March 31, 2019, total revenue increased 6%, or $66,641, over the nine months ended March 31, 2018. Deconversion fees in the year-to-date period decreased $16,323 compared to the same nine months in the prior fiscal year. Revenue from fiscal 2019 acquisitions totaled $552. Excluding deconversion revenue from each period and revenue from fiscal 2019 acquisitions, total revenue increased 8%.
Operating expenses for the nine months ended March 31, 2019 increased 9% compared to the equivalent period in the prior year, primarily due to increased headcount, the Ensenta acquisition, costs related to our new card payment processing platform, bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, increased amortization expense, and increased rent expense related to new facilities.

Operating income decreased 2% for the year-to-date period, but excluding deconversion fees, income from fiscal 2019 acquisitions, increased bonus expense, and prior year gain on divestitures, operating income increased 9%.
Provision for income taxes increased compared to the prior year-to-date period, due primarily to the significant tax benefit recognized in the prior fiscal year as a result of the re-measurement of net deferred tax liabilities upon enactment of the TCJA. The effective tax rate for the nine months ended March 31, 2019 was 21.3%.
The above changes resulted in a decrease in net income of 29% for the nine months ended March 31, 2019 compared to the same period in fiscal 2018.
We move into the fourth quarter of fiscal 2019 following strong performance in the third quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ending March 31, 2019 follows. Discussions compare the current three and nine months ending March 31, 2019 to the prior year's three and nine months ending March 31, 2018.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Services and Support	$234,123	$236,214	(1)%	$718,014	$685,984	5%
Percentage of total revenue	62%	63%		62%	63%
Services and Support revenue decreased 1% in the third quarter of fiscal 2019 compared to the same quarter last year. Excluding deconversion fees from each period, which decreased $10,330 compared to the prior year quarter, and $280 of revenue from businesses acquired in fiscal 2019, services and support revenue grew 4%. That increase was primarily due to organic growth in data processing and hosting fees, which fall within our 'outsourcing and cloud' revenue stream. 'In-house support' revenue also contributed to the increase.
In the nine months ended March 31, 2019, services and support revenue grew 5% over the equivalent nine months of the prior fiscal year. Excluding deconversion fees from each period presented, which decreased $16,323 compared to the prior year-to-date period, and excluding $486 of revenue from businesses acquired in fiscal 2019, services and support revenue grew 7%. The increase was driven primarily by growth in our 'outsourcing and cloud' revenue stream due to organic growth in data processing and hosting fees, coupled with added revenue from Ensenta, which was purchased by the Company midway through fiscal 2018. Our 'in-house support' revenue stream also contributed to the increase, partially due to higher software usage revenue, which resulted in part from the addition of new customers.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Processing	$146,241	$137,834	6%	$441,168	$406,557	9%
Percentage of total revenue	38%	37%		38%	37%
Processing revenue increased 6% in the third quarter of fiscal 2019 compared to the same quarter last fiscal year, primarily due to increased transaction volumes within each of the three components of processing revenue.
Each component also experienced volume growth in the fiscal year-to-date period, and added revenue from Ensenta also contributed to the 9% increase in processing revenue for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Cost of Revenue	$235,594	$218,517	8%	$682,990	$629,532	8%
Percentage of total revenue	62%	58%		59%	58%
Cost of revenue for the third quarter of fiscal 2019 increased 8% over the prior year, and increased 4% as a percentage of total revenue. Excluding costs related to deconversions, fiscal 2019 acquisitions, and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue increased 7%. The increase was driven by increased salaries and benefits; higher direct costs of product, including spending related to the ongoing project to expand our credit and debit card platform; increased amortization expense; and higher rent expense related to new facilities.
For the year-to-date period, cost of revenue increased 8% due to the same factors discussed above, and increased 1% as a percentage of revenue. Excluding costs related to deconversions, fiscal 2019 acquisitions, and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue still increased approximately 8%, driven by the same factors discussed above.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Research and Development	$23,442	$22,591	4%	$71,458	$65,934	8%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense increased 4% for the third quarter of fiscal 2019, but excluding the bonuses provided by the Company in response to the lower tax rate following the TCJA and costs attributable to companies acquired in fiscal 2019, research and development expense increased 2%. This increase was primarily due to increased salary and personnel costs. Headcount increased 4% at March 31, 2019 compared to a year ago.
The increase for the fiscal year-to-date period is also primarily due to increased salary and personnel costs, and the acquisition of Ensenta. Excluding the bonuses provided by the Company in response to the TCJA and costs attributable to companies acquired in fiscal 2019, research and development expense increased 6%.
Both the quarter and year-to-date periods remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Selling, General, and Administrative	$44,887	$42,233	6%	$136,866	$126,415	8%
Percentage of total revenue	12%	11%		12%	12%
The 6% increase in selling, general and administrative expense in the current quarter was mainly due to increased commissions, salaries, and benefits. Excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, selling, general, and administrative expense increased 4%.
Selling, general, and administrative expense increased 8% for the nine months ended March 31, 2019 compared to the same period of fiscal 2018. Excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, the year-to-date expense increased 7%, driven by the same factors discussed above. Selling, general, and administrative expense remained a consistent percentage of revenue in both year-to-date periods.
Gain on Disposal of a Business
No businesses were disposed during the third quarter of fiscal 2019 or fiscal 2018.
In the nine months ended March 31, 2019, the Company did not dispose of any businesses. In the nine months ended March 31, 2018, we recorded gains totaling $1,894, related to the sales of our ATM Manager and jhaDirect product lines.

INTEREST INCOME AND EXPENSE	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Interest Income	$155	$130	19%	$697	$424	64%
Interest Expense	$(224)	$(734)	(69)%	$(520)	$(1,173)	(56)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased in the current period due to lower amounts borrowed on our revolving credit facility during the third quarter and first nine months of fiscal 2019 compared to the prior year periods.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Provision for Income Taxes	$17,120	$21,017	(19)%	$57,153	$(25,394)	325%
Effective Rate	22.4%	23.3%		21.3%	(9.3)%
The lower effective tax rate in the third quarter of fiscal 2019 was mainly due to the reduced U.S federal corporate tax rate effective for the current fiscal year. The increase in the effective tax rate for the nine months ended March 31, 2019 was primarily the result of the significant tax benefit recognized in the prior fiscal year as a result of the re-measurement of net deferred tax liabilities upon enactment of the TCJA, enacted on December 22, 2017. That increase in the provision for income taxes is partially offset by the reduced U.S. federal corporate tax rate of 21% effective for the current year, and increased excess tax benefits from share-based payments recognized during fiscal 2019.
NET INCOME
Net income decreased 14% to $59,252, or $0.77 per diluted share for the third quarter of fiscal 2019, compared to $69,086, or $0.89 per diluted share, in the same period of fiscal 2018, resulting in a 14% decrease in diluted earnings per share, mainly due to decreased deconversion revenue in the third quarter of fiscal 2019.
Net income decreased 29% to $210,892, or $2.72 per diluted share for the nine months ended March 31, 2019, compared to $297,199, or $3.83 per diluted share, for the nine months ended March 31, 2018, resulting in a 29% decrease in diluted earnings per share. The decrease in year-to-date net income is mainly due to the TCJA impacts on the prior year provision for income taxes, as well as decreased deconversion revenue in the current fiscal year.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, processing platforms, and services that can be integrated with our core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Revenue	$130,604	$129,343	1%	$397,885	$379,984	5%
Cost of Revenue	$63,977	$60,802	5%	$183,481	$171,751	7%
Revenue in the Core segment increased 1%, while cost of revenue increased 5%, for the three months ended March 31, 2019. Excluding deconversion fees, which totaled $4,020 for the third quarter of fiscal 2019, compared to $8,381 for the third quarter of fiscal 2018, and excluding $277 of revenue from fiscal 2019 acquisitions, revenue in the Core segment increased 4%. The increased revenue was driven primarily by increased outsourcing and cloud revenue. Cost of revenue increased 2% as a percentage of revenue.

For the nine months ended March 31, 2019, revenue in the Core segment increased 5%. Excluding deconversion fees, which totaled $10,749 and $19,632, for the first nine months of fiscal 2019 and 2018, respectively, and excluding revenue of $468 from fiscal 2019 acquisitions, revenue in the Core segment increased 7%, due to increased outsourcing and cloud and in-house support revenue. Cost of revenue increased 1% as a percentage of revenue for the nine month period ended March 31, 2019 as compared to the equivalent period of the prior fiscal year.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Revenue	$135,018	$130,845	3%	$407,233	$375,120	9%
Cost of Revenue	$68,700	$62,893	9%	$199,506	$179,520	11%
Revenue in the Payments segment increased 3% for the third quarter of fiscal 2019 compared to the equivalent quarter last fiscal year. Excluding deconversion revenue of $2,187 from the third quarter of fiscal 2019 and $5,317 from the third quarter of fiscal 2018, revenue increased 6% in the Payments segment. The improvement was primarily due to increased remittance and card revenue within the processing line. Cost of revenue increased 9%, mainly due to increased spending related to the ongoing project to expand our credit and debit card processing platform, as well as increased amortization expenses. Cost of revenue increased 3% as a percentage of revenue.
Revenue in the Payments segment increased 9% for the nine months ended March 31, 2019 compared to the equivalent nine months of the prior fiscal year. Excluding deconversion revenue of $6,533 and $10,115, respectively, revenue increased 10% in the Payments segment, due to organic growth within remittance and card processing, as well as added revenue from Ensenta. Cost of revenue increased 11%, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to the ongoing project to expand our credit and debit card platform. Cost of revenue increased 1% as a percentage of revenue.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Revenue	$102,534	$100,876	2%	$313,093	$292,558	7%
Cost of Revenue	$45,733	$41,832	9%	$131,731	$122,033	8%
Revenue in the Complementary segment increased 2% for the quarter, or 5% after excluding deconversion revenue from each period, which totaled $1,841 and $4,680 for the quarters ended March 31, 2019 and 2018, respectively, and excluding revenue of $46 from fiscal 2019 acquisitions. The increase was driven by increased outsourcing and cloud revenue within our services and support revenue line, as well as transaction and digital processing revenue within the processing line. Cost of revenue increased 9% for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, and increased 3% as a percentage of revenue.
For the nine months ended March 31, 2019, revenue in the Complementary segment increased 7% compared to the nine months ended March 31, 2018. After excluding deconversion revenue from each period, which totaled $5,221 and $8,957 for the quarters ended March 31, 2019 and 2018, respectively, and excluding revenue of $82 from fiscal 2019 acquisitions, revenue increased 9%. The increase was driven by increases in all three categories of services and support revenue, but primarily outsourcing and cloud, as well as transaction and digital processing revenue. Cost of revenue increased 8% comparing the year-to-date periods, but remained a consistent percentage of revenue.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2019	2018		2019	2018
Revenue	$12,208	$12,984	(6)%	$40,971	$44,879	(9)%
Cost of Revenue	$57,184	$52,990	8%	$168,272	$156,228	8%
Revenue in the Corporate and Other segment decreased for the third quarter due to decreased services and support revenue. The decreased revenue for nine months ended March 31, 2019, was also due to decreased services and support revenue, mainly within product delivery and services. This is in part due to the sale of our jhaDirect product line, which was sold during the first quarter of fiscal 2018. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the third quarter and first nine months of fiscal 2019 is primarily related to bonuses provided by the Company in response to the lower tax rate resulting from the TCJA and increased rent and maintenance contract expenses related to new facilities.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $35,398 at March 31, 2019 from $31,440 at June 30, 2018.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2019	2018
Net income	$210,892	$297,199
Non-cash expenses	131,448	31,825
Change in receivables	107,535	141,799
Change in deferred revenue	(162,742)	(183,286)
Change in other assets and liabilities	(53,764)	(52,665)
Net cash provided by operating activities	$233,369	$234,872
Cash provided by operating activities decreased 1% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2019 totaled $148,027 and included: $81,438 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $42,417; payments for the acquisitions of BOLTS and Agiletics totaling $19,981; $4,266 for the purchase and development of internal use software; and $20 for customer contracts. This was partially offset by $95 of proceeds from asset sales. Cash used in investing activities for the first nine months of fiscal 2018 totaled $239,055 and included $137,654 for the acquisitions of Vanguard Software Group and Ensenta Corporation; $72,186 for the development of software; capital expenditures of $17,858; $6,965 for the purchase and development of internal use software; and $5,000 for the purchase of an investment, partially offset by $350 of proceeds from the sale of businesses and $258 of proceeds from the sale of assets.
Financing activities used cash of $81,384 for the first nine months of fiscal 2019, including dividends paid to stockholders of $87,970, $21,276 for the purchase of treasury shares, and $7,138 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation, partially offset by borrowings of $35,000 on our revolving credit facility. Financing activities used cash in the first nine months of fiscal 2018 totaling $53,180, which included $70,000 for repayments on borrowings, $76,429 of dividends paid to stockholders, $30,018 for the purchase of treasury shares, and $1,733 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation, partially offset by new borrowings of $125,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $42,417 and $17,858 for the nine months ending March 31, 2019 and March 31, 2018, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2019 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2019, there were 26,258 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,733 additional shares. The total cost of treasury shares at March 31, 2019 is $1,076,536. During the first nine months of fiscal 2019, the Company repurchased 150 treasury shares. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.

Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of March 31, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. At March 31, 2019, there was an outstanding revolving loan balance of $35,000. There was no outstanding balance at June 30, 2018.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At March 31, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2018.

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
Based on our outstanding debt with variable interest rates as of March 31, 2019, a 1% increase in our borrowing rate would increase our annual interest expense by $350.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2019, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2019	75	$121.23	—	3,732,713
February 1- February 28, 2019	—	—	—	3,732,713
March 1- March 31, 2019	—	—	—	3,732,713
Total	75	121.23	—	3,732,713

(1) No shares were purchased through a publicly announced repurchase plan. There were 75 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and June 30, 2018, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 9, 2019	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	May 9, 2019	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer