Form 10-K
period 2019-06-30
HENRY JACK & ASSOCIATES INC
filed 2019-08-26
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019
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

On December 31, 2018, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $10,791,330,916 (based on the average of the reported high and low sales prices on NASDAQ on December 31, 2018).

As of August 15, 2019, the Registrant had 77,000,307 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2019 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2019.

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
JHA provides its products and services through three primary business brands:

•
Jack Henry Banking is a leading provider of integrated data processing systems to nearly 1,030 banks ranging from community banks to multi-billion-dollar institutions with assets of up to $50 billion. The number of banks we serve has decreased in the last year due to acquisitions and mergers within the banking industry, which are discussed further under the heading "Industry Background" in this Item 1. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 140 integrated complementary solutions.

•
Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with over 830 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 100 integrated complementary solutions that support both in-house and outsourced operating environments.

•
ProfitStars is a leading provider of highly specialized core agnostic products and services to financial institutions that are primarily not core customers of the Company. ProfitStars offers highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of traditional financial services organizations of all asset sizes and charters, and non-traditional diverse corporate entities with over 9,000 customers, including over 7,200 non-core customers.

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
The majority of our revenue is derived from support and services provided to our in-house customers that are typically on a one-year contract, outsourcing services that are typically on a five-year or greater contract, and recurring electronic payment solutions that are also generally on a contract term of five years or greater. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources. Information regarding the classification of our business into four separate segments is set forth in Note 13 to the Consolidated Financial Statements (see Item 8).
JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 43 years ago:

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
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 5,360 commercial banks and savings institutions in this asset range as of December 31, 2018. Jack Henry Banking currently supports nearly 1,030 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 5,480 domestic credit unions as of December 31, 2018. Symitar currently supports over 830 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports over 9,000 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 21% from the beginning of calendar year 2014 to the end of calendar year 2018, due mainly to mergers. Although the number of banks declined at a 5% compound annual rate during this period, aggregate assets increased at a compound annual rate of 4% and totaled $16.7 trillion as of December 31, 2018. There were eight new bank charters issued in calendar year 2018, compared to five in the 2017 calendar year. Comparing calendar years 2018 to 2017, the number of mergers increased 13%.
CUNA reports the number of credit unions declined 18% from the beginning of calendar year 2014 to the end of calendar year 2018. Although the number of credit unions declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 6% and totaled $1.5 trillion as of December 31, 2018.
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
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with 33 strategic acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:

•	Expand our suite of complementary products and services;

•	Provide products and services that can be sold to both existing core and non-core customers and outside our base to new customers; and /or

•	Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have completed four acquisitions in the last 3 years. After 43 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
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
Our five most recent acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2019	BOLTS Technologies, Inc	Developer of boltsOPEN, a digital account opening solution
2019	Agiletics, Inc.	Provider of escrow, investment, and liquidity management solutions for banks serving commercial customers
2018	Ensenta Corporation	Real-time, cloud-based solutions for mobile and online payments and deposits
2018	Vanguard Software Group	Underwriting, spreading, and online decisioning of commercial loans
Solutions
Our proprietary solutions are marketed through three primary business brands:

•
Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 140 fully-integrated complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced delivery model in our private cloud and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,030 banks with its technology platforms.

•
Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Our solutions include two functionally distinct core processing systems and more than 100 fully-integrated complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-

of-the-art functional capabilities. We also re-market the hardware required by each software system. Our credit union solutions can be delivered in-house or through an outsourced delivery model in our private cloud, and they are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports over 830 credit union customers.

•
ProfitStars is a leading provider of specialized products and services assembled primarily through our focused diversification acquisition strategy. These core agnostic solutions are compatible with a wide variety of information technology platforms and operating environments, and include proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities. Profitstars has over 9,000 customers, including over 7,200 non-core customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.

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
Jack Henry Banking’s three core banking platforms are:

•
SilverLake®, a robust IBM Power System™ (i/OS) based system primarily designed for commercial-focused banks with assets ranging from $500 million to $50 billion. However, some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 410 banks, and now automates over 7% of the domestic banks with assets less than $50 billion.

•
CIF 20/20®, a parameter-driven, easy-to-use system that now supports over 410 banks ranging from de novo institutions to those with assets exceeding $2 billion. CIF 20/20 is among the most widely used IBM Power System™ (i/OS) core processing systems in the United States ("U.S.") community bank market.

•
Core Director®, a Windows®-based, client/server system that now supports nearly 200 banks ranging from de novo institutions to those with assets exceeding $1 billion. Core Director is a cost-efficient operating platform and provides intuitive point-and-click operation.

Symitar’s two core credit union platforms are:

•
Episys®, a robust IBM Power System™ (AIX®) based system primarily designed for credit unions with more than $50 million in assets. It has been implemented by nearly 680 credit unions and according to National Credit Union Administration data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative system.

•
CruiseNet®, a Windows-based, client/server system designed primarily for credit unions with less than $50 million in assets. It has been implemented by over 150 credit unions, is cost-efficient, and provides intuitive point-and-click, drag-and-drop operation.

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
Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our core outsourcing services are provided through a national network of four data centers located in four physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail customer statements for financial institutions from three regional printing and rendering centers. Customers electing to outsource their core processing typically sign contracts for five or more years that include transaction-based processing fees and minimum guaranteed payments during the contract period.
We support the dynamic business requirements of our core bank and credit union clients with ongoing enhancements to each core system, the regular introduction of new integrated complementary products, the ongoing integration of practical new technologies, and regulatory compliance initiatives. JHA also serves each core customer as a single point of contact, support, and accountability.
Complementary Products and Services
We provide more than 140 complementary products and services that are sold to our core bank and credit union customers, and selectively sold by our ProfitStars division to financial services organizations that use other core processing systems.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. Our comprehensive support infrastructure incorporates:

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
Most in-house customers contract for annual software support services, and this represents a significant source of recurring revenue for JHA. These support services are typically priced at approximately 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the fiscal year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JHA gives notice of termination at least 30 days prior to contract expiration.
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
Jack Henry identifies four components of Electronic Payment Solutions:

•
Card Services provides a comprehensive suite of Automated Teller Machine ("ATM"), debit / credit card transaction processing and fraud management solutions. The card processing solutions include loyalty / rewards, fraud detection, cardholder alert and controls, and other key components that are fully integrated with JHA's core and complementary solutions.

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
Backlog as of June 30, 2019 totaled $785.2 million, consisting of contracts signed for future delivery of software, hardware, and implementation services (in-house backlog) of $77.6 million, and outsourcing services of $707.6 million. Approximately $514.0 million of the outsourcing services backlog as of June 30, 2019 is not expected to be realized during fiscal 2020 due to the long-term nature of our outsourcing contracts. Backlog as of June 30, 2018 totaled $676.2 million, consisting of $76.3 million for future delivery of in-house software, hardware, and implementation services (in-house backlog), and $599.9 million for outsourcing services.
Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2020, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships, existing in-house customers electing to migrate to the outsourced model, and new contracting activities.
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
Research and development expenses for fiscal years 2019, 2018, and 2017 were $96.4 million, $90.3 million, and $84.8 million, respectively. We recorded capitalized software in fiscal years 2019, 2018, and 2017 of $111.1 million, $96.6 million, and $89.6 million, respectively.
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
JHA has sold select products and services in the Caribbean, Canada, Europe, and South America. International sales accounted for less than 1% of JHA’s total revenue in the fiscal years 2019, 2018, and 2017.
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
Internal audits of our systems, networks, operations, business recovery plans, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, plans and security. Ensuring that confidential information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information access. Additional third-party reviews are performed throughout the organization, such as vulnerability tests, intrusion tests, and System and Organizations Controls (SOC) 1 or SOC 2 reports. The FFIEC conducts annual reviews throughout the Company and issues a Report of Examination. The Board of Directors provides oversight of these activities through the Risk and Compliance Committee and the Audit Committee.
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
JHA provides outsourced services through OutLink™ Data Centers, electronic transaction processing through Card Processing Solutions, Internet banking through NetTeller and Banno online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions (HNS) through our Gladiator unit, Cloud Services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery.
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
Employees
As of June 30, 2019 and 2018, JHA had 6,402 and 6,307 full-time employees, respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Security problems could damage our reputation and business. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data and to prevent unauthorized access to our computer networks, systems and data. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, suppliers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition. Individual personal computers can be stolen, and customer data media can be lost in shipment. Under state, federal and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and, in the event of a breach, we may need to expend resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
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
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments, real-time payments through faster payment networks and check clearing that support consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, this could result in financial as well as reputational loss to us. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services. If we are unable to obtain such services in the future, that could have a material adverse effect on our business, financial position and results of operations. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third party service providers we rely upon could lead to financial loss. We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part or all of certain services we deliver to customers. While we have selected these third party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to customers. Such a failure could lead to damages claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could have a material adverse effect on our business.
The software and services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of software and services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations.
In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. New regulations could require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could determine both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Substantial research and development and other corporate resources have been and will continue to be applied to adapt our products to this evolving, complex and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.
Compliance with new and existing privacy laws, regulations, and rules may adversely impact our expenses, development, and strategy. Concerns are growing with respect to the use, confidentiality, and security of private customer information. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. This includes rules enacted by the New York Department of Financial Services that require covered financial institutions to have a cybersecurity program along with other compliance requirements. The unique data protection regulations issued by multiple agencies has created a fragmented series of requirements that makes it increasingly complex to comply with all of the mandates in an efficient manner and may increase costs to deliver affected products and services as those requirements are established.
Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. If the economic environment worsens, we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could reduce transaction volumes and our related revenues.

Changes in the banking and credit union industry could reduce demand for our products. Cyclical fluctuations in economic conditions affect profitability and revenue growth at commercial banks and credit unions. Because our business is concentrated in financial institutions, unfavorable economic conditions negatively affect the spending of banks and credit unions, including spending on computer software and hardware. Such conditions could reduce both our sales to new customers and upgrade/complementary product sales to existing customers. We could also experience the loss of customers due to their acquisition or financial failure.
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
A material weakness in our internal controls could have a material adverse effect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to mitigate risk of fraud. If material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
Failure to achieve favorable renewals of service contracts could negatively affect our outsourcing business. Our contracts with our customers for outsourced data processing and electronic payment transaction processing services generally run for a period of five or more years. We will continue to experience greater numbers of these contracts coming up for renewal each year. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us. If we are not successful in achieving high renewal rates upon favorable terms, our outsourcing revenues and profit margins will suffer.
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
Our failure to comply with the rules of the payment card networks or changes made by the networks could adversely affect our business. We are subject to card association and network rules governing Visa, MasterCard, Zelle, The Clearing House’s RTP network, and all rules governing the Payment Card Data Security Standards. If we fail to comply with these rules we could be fined or our certifications could be suspended or terminated, which could limit our ability to service our customers and result in reductions in revenues and increased costs of operations. Changes made by the networks, even if complied with, may result in reduction in revenues and increased cost of operations.
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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 5,363 commercial and savings banks and more than 5,480 credit unions. The number of commercial banks and credit unions has decreased because of failures and mergers and acquisitions and is expected to continue to decrease as more consolidation occurs.
Acquisitions may be costly and difficult to integrate. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses including: financial control and computer system compatibility; unanticipated costs and liabilities; unanticipated quality or customer problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant depreciation and amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we review our acquired assets.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2019. On an annual basis, and whenever circumstances require, we review our intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of these intangible assets could have a material negative effect on our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping & receiving, security, and maintenance buildings. We also own buildings in Houston, Texas; Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Rogers, Arkansas; Oklahoma City, Oklahoma; Elizabethtown, Kentucky; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 1,000,000 square feet of office space in ten states. We have 39 leased office facilities in 23 states, which total approximately 722,275 square feet. All of our owned and leased office facilities are for normal business purposes.
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
On August 15, 2019, there were approximately 145,300 holders of the Company’s common stock, including individual participants in security position listings. On that same date the last sale price of the common shares as reported on NASDAQ was $141.94 per share.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2019:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1- April 30, 2019	—	$—	—	3,732,713
May 1- May 31, 2019	250,000	$134.35	250,000	3,482,713
June 1- June 30, 2019	—	$—	—	3,482,713
Total	250,000	$134.35	250,000	3,482,713
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

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2019, of the market performance of the Company’s common stock with the S&P 500 Index and an index of peer companies selected by the Company. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group
The following information depicts a line graph with the following values:

	2014	2015	2016	2017	2018	2019
JKHY	100.00	110.51	151.12	182.15	231.36	240.29
2019 Peer Group	100.00	126.23	142.94	166.15	224.73	281.09
2018 Peer Group	100.00	127.40	151.16	177.26	228.97	286.22
S&P 500	100.00	107.42	111.71	131.70	150.64	166.33
This comparison assumes $100 was invested on June 30, 2014, and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Some peer participant companies were different for fiscal year ended 2019 compared to fiscal year ended 2018. The Company's Compensation Committee of the Board of Directors adjusted the peer participants due to consolidations within the industry during the 2019 fiscal year.
Companies in the 2019 peer group are ACI Worldwide, Inc.; Black Knight, Inc.; Bottomline Technologies, Inc.; Broadridge Financial Solutions, Inc.; Cardtronics plc; CoreLogic, Inc.; Euronet Worldwide, Inc.; ExlService Holdings, Inc.; Fair Isaac Corp.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Fleetcor Technologies, Inc.; Global Payments, Inc.; Square, Inc.; SS&C Technologies Holdings, Inc.; Total System Services, Inc.; Tyler Technologies, Inc.; Verint Systems, Inc.; and WEX, Inc.

Companies in the 2018 peer group were ACI Worldwide, Inc.; Bottomline Technology, Inc.; Broadridge Financial Solutions; Cardtronics, Inc.; Corelogic, Inc.; Euronet Worldwide, Inc.; Fair Isaac Corp.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Global Payments, Inc.; Moneygram International, Inc.; SS&C Technologies Holdings, Inc.; Total Systems Services, Inc.; Tyler Technologies, Inc.; Verifone Systems, Inc.; and WEX, Inc. DST Systems, Inc., which had previously been part of the 2018 peer group, was acquired in 2018 and is no longer a public company. As a result, DST Systems, Inc. was removed from the 2018 peer group and stock performance graph.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.   SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in the Annual Report on Form 10-K. Fiscal 2018 and 2017 have been recast to reflect the Company's retrospective adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and related amendments, collectively referred to as Accounting Standards Codification ("ASC") 606. Fiscal 2016 and 2015 were not recast. Net income for fiscal 2018 and 2019 has been impacted by the reduced U.S. corporate tax rate enacted by the Tax Cuts and Jobs Act ("TCJA") of 2017, and fiscal 2018 net income contains the related adjustment for the re-measurement of deferred taxes. Acquisitions have affected revenue and net income in fiscal 2019 as well as the historical periods presented.

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2019	2018	2017	2016	2015
				*Unadjusted	*Unadjusted
Revenue (1)	$1,552,691	$1,470,797	$1,388,290	$1,354,646	$1,256,190
Net Income	$271,885	$365,034	$229,561	$248,867	$211,221
Basic earnings per share	$3.52	$4.73	$2.95	$3.13	$2.60
Diluted earnings per share	$3.52	$4.70	$2.93	$3.12	$2.59
Dividends declared per share	$1.54	$1.36	$1.18	$1.06	$0.94
Balance Sheet Data
Total deferred revenue	$394,306	$369,915	$368,151	$521,054	$531,987
Total assets	$2,184,829	$2,033,058	$1,868,199	$1,815,512	$1,836,835
Long-term debt	$—	$—	$50,000	$—	$50,102
Stockholders’ equity	$1,429,013	$1,322,844	$1,099,693	$996,210	$991,534
(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited Consolidated Financial Statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2019 to fiscal 2018 and compare fiscal 2018 to fiscal 2017.
OVERVIEW
Jack Henry & Associates, Inc. (JHA) is headquartered in Monett, Missouri, employs approximately 6,500 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve over 9,000 customers and are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions with assets up to $50 billion. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery in our private cloud.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities across our three primary marketed brands. We provide compatible computer hardware for our in-house installations and secure processing environments for our outsourced solutions in our private cloud. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
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
Our two primary revenue streams are "Services and support" and "Processing". Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or longer at inception; "Product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "Remittance" revenue from payment processing, remote capture, and automated clearing house (ACH) transactions; "Card" fees, including card transaction processing and monthly fees; and "Transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
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
RESULTS OF OPERATIONS
FISCAL 2019 COMPARED TO FISCAL 2018
In fiscal 2019, revenues increased 6% or $81,894 compared to fiscal 2018. Deconversion fees decreased $15,941 compared to the prior fiscal year. Revenue from fiscal 2019 acquisitions totaled $1,052. Excluding these factors, total revenue increased 7%, with growth in each of our revenue streams as discussed in detail below.
Operating expenses increased 8% year over year, primarily due to increased salaries and benefits in fiscal 2019, partly due to increased headcount compared to fiscal 2018, costs related to our new card payment processing platform, bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, the Ensenta acquisition, increased rent expense related to new facilities, and increased amortization expense.
The TCJA had a large impact on our fiscal 2018 provision/ (benefit) for income taxes and net income, which impacted year-over-year comparison as discussed below.
We move into fiscal 2020 following a strong performance in fiscal 2019. Significant portions of our business continue to provide recurring revenue and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.

A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2019 follows. Fiscal years 2018 and 2017 have been recast to reflect our retrospective adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and related amendments, collectively referred to as Accounting Standards Codification ("ASC") 606.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2019	2018
Services and Support	$958,489	$920,739	4%
Percentage of total revenue	62%	63%
Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or greater at inception; "Product delivery & services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms.
In the fiscal year ended June 30, 2019, services and support revenue grew 4% over the prior fiscal year. Excluding deconversion fees, which totaled $30,230 in fiscal 2019 and $46,171 in fiscal 2018, and excluding revenue from fiscal 2019 acquisitions totaling $944, services and support revenue grew 6%. The increase was primarily driven by an increase in outsourcing and cloud revenue resulting from organic growth in hosting and data processing fees complemented by added revenue from Ensenta. In-house support revenue also contributed to the increase, primarily from higher software usage revenue resulting partially from the addition of new customers. These increases were partially offset by decreased product delivery and services revenue due to reduced license and in-house implementation revenue as more customers opted for outsourced delivery.

Processing Revenue	Year Ended June 30,		% Change
	2019	2018
Processing	$594,202	$550,058	8%
Percentage of total revenue	38%	37%
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
Processing revenue increased 8% for the fiscal year ended June 30, 2019 as compared to the fiscal year ended June 30, 2018, with strong organic growth in each component, complemented by added remittance revenue from Ensenta.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2019	2018
Cost of Revenue	$923,030	$853,138	8%
Percentage of total revenue	59%	58%
Cost of Revenue increased 8% compared to fiscal 2018, and increased 1% as a percentage of total revenue. Excluding costs related to deconversions, fiscal 2019 acquisitions, and bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, cost of revenue increased 7%. The increase was driven by increased salaries and benefits; higher direct costs of product, including spending related to the ongoing project to expand our credit and debit card platform; increased amortization expense; and higher rent expense related to new facilities. The Company continues to focus on cost management.

Research & Development	Year Ended June 30,		% Change
	2019	2018
Research & Development	$96,378	$90,340	7%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer-driven.
Research and development expenses increased 7% primarily due to increased salary and benefit expenses, in part due to a 3% increase in headcount, but were consistent with the prior year as a percentage of total revenue. Excluding the bonuses provided by the Company in response to the lower tax rate following the TCJA and costs attributable to companies acquired in fiscal 2019, research and development expense increased 4%.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2019	2018
Selling, General, and Administrative	$185,998	$171,710	8%
Percentage of total revenue	12%	12%
Selling, general and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs. Excluding bonuses provided by the Company in response to the lower tax rate resulting from the TCJA, selling, general, and administrative expense increased 6%. These expenses increased primarily due to increased commissions, salaries, and benefits.
Gains on Disposal of Businesses
No businesses were disposed during fiscal 2019. In fiscal 2018, we recognized gains on the disposal of businesses totaling $1,894 due to the sales of our ATM Manager and jhaDirect product lines.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2019	2018
Interest Income	$876	$575	52%
Interest Expense	$(926)	$(1,920)	(52)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased in fiscal 2019 due mainly to lower amounts borrowed on our revolving credit facility during the year.

PROVISION/ (BENEFIT) FOR INCOME TAXES	Year Ended June 30,		% Change
	2019	2018
Provision/ (Benefit) for Income Taxes	$75,350	$(8,876)	949%
Effective Rate	21.7%	(2.5)%
The increase in the effective tax rate was primarily the result of the significant tax benefit recognized in the prior fiscal year as a result of the re-measurement of net deferred tax liabilities upon enactment of the TCJA on December 22, 2017. That increase in the provision/ (benefit) for income taxes is partially offset by the reduced U.S. federal corporate tax rate of 21% effective for the current year, and increased excess tax benefits from share-based payments recognized during fiscal 2019. Excluding the fiscal 2018 TCJA tax benefit resulting from the re-measurement of net deferred tax liabilities, provision/ (benefit) for income taxes decreased 23%.
NET INCOME
Net income decreased 26% to $271,885, or $3.52 per diluted share, in fiscal 2019 from $365,034, or $4.70 per diluted share, in fiscal 2018. The significant decrease is primarily attributable to the TCJA impacts on the prior year provision/ (benefit) for income taxes, as well as decreased deconversion revenue in fiscal 2019.

FISCAL 2018 COMPARED TO FISCAL 2017
In fiscal 2018, revenues increased 6% or $82,507 compared to fiscal 2017. Deconversion fees increased $7,343 compared to the prior fiscal year. Revenue from fiscal 2018 acquisitions totaled $17,368. Fiscal 2017 included $10,897 of revenue from divested companies. Excluding these factors, total revenue increased 5%, with growth in each of our revenue streams as discussed in detail below.
Operating expenses increased 6%, due to increased headcount driving increased salaries and benefits, costs related to fiscal 2018 acquisitions, and professional services expenses incurred due to contracting with outside experts in preparation for our adoption of the new Accounting Standards Codification ("ASC") Topic 606 revenue standard. Excluding costs related to deconversion fees from each year, expenses related to fiscal 2018 acquisitions, fiscal 2017 costs related to divestitures, and gains on the disposal of businesses from each year, operating expenses increased 5%.
The TCJA had a large impact on our provision/ (benefit) for income taxes and net income, which are discussed below.

REVENUE

Services and Support	Year Ended June 30,		% Change
	2018	2017
Services and Support	$920,739	$881,735	4%
Percentage of total revenue	63%	64%
Services and support revenue grew 4% in fiscal 2018. Excluding deconversion fees, revenue from fiscal 2018 acquisitions totaling $9,074, and fiscal 2017 revenue related to divestitures of $10,745, services and support revenue grew 4%. The growth was due mainly to increased outsourcing and cloud revenue, as well as growth within our in-house support revenue component due to higher software usage revenue.

Processing	Year Ended June 30,		% Change
	2018	2017
Processing	$550,058	$506,555	9%
Percentage of total revenue	37%	36%
Processing revenue increased 9% in fiscal 2018, with strong growth in each of its three components. Ensenta contributed to the growth with added remittance revenue. Excluding $8,294 of revenue from fiscal 2018 acquisitions, and excluding fiscal 2017 revenue related to divestitures totaling $152, processing revenue increased 7% for the year with significant increases in each of its three components.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2018	2017
Cost of Revenue	$853,138	$805,855	6%
Percentage of total revenue	58%	58%
Cost of revenue for fiscal 2018 increased 6% compared to fiscal 2017, in line with the revenue increase, and remained a consistent percentage of total revenue in each year.

Research and Development	Year Ended June 30,		% Change
	2018	2017
Research and Development	$90,340	$84,753	7%
Percentage of total revenue	6%	6%

Research and development expenses increased primarily due to a 4% increase in headcount, but were consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2018	2017
Selling, General, and Administrative	$171,710	$159,235	8%
Percentage of total revenue	12%	11%
Selling, general, and administrative expenses increased in fiscal 2018 primarily due to increased commissions, salaries, and benefits, and higher professional services expenses incurred due to contracting with outside experts in preparation for our adoption of the ASC 606 revenue standard.

Gain on Disposal of Businesses
In fiscal 2018, we recognized gains on disposal of businesses totaling $1,894, due to the sales of our ATM Manager and jhaDirect product lines.
In fiscal 2017, we recognized gains on the disposal of businesses totaling $3,270. $2,136 was related to the fiscal 2016 sale of Alogent, and $1,134 related to the sale of our Regulatory Filing products to Fed Reporter on May 1, 2017.

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

PROVISION/ (BENEFIT) FOR INCOME TAXES	Year Ended June 30,		% Change
	2018	2017
Provision/ (Benefit) for Income Taxes	$(8,876)	$111,408	(108)%
Effective Rate	(2.5)%	32.7%
The significant decrease in the effective tax rate was primarily a result of the TCJA enacted December 22, 2017, which included a reduction to the U.S. federal statutory income tax rate to 21% effective January 1, 2018. A blended 28% U.S federal statutory income tax rate was applied to fiscal 2018. We recorded a net tax benefit of $106,801 related to the re-measurement of our net deferred tax liabilities and $21,551 related to the impacts on current year operations.
NET INCOME
Net income increased 59% to $365,034, or $4.70 per diluted share, in fiscal 2018 from $229,561, or $2.93 per diluted share, in fiscal 2017. The significant increase is primarily attributable to the TCJA.

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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, processing platforms, and services that can be integrated with our core solutions or used independently. The Corporate & Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating costs not directly attributable to the other three segments.
The fiscal 2017 period presented below has been retroactively recast to conform to the new segment structure adopted July 1, 2017. Both prior year periods presented have also been recast to reflect the Company's retrospective adoption of ASC 606.

Core
	2019	% Change	2018	% Change	2017
Revenue	$534,429	5%	$509,821	7%	$477,605
Cost of Revenue	$243,989	5%	$232,868	6%	$219,440
In fiscal 2019, revenue in the Core segment increased 5% compared to fiscal 2018, driven by increases in outsourcing and cloud revenue and in-house support revenue. Excluding deconversion fees, which totaled $14,907 and $22,161, for fiscal 2019 and 2018, respectively, and excluding revenue of $923 from fiscal 2019 acquisitions, revenue in the Core segment increased 6%, due to increased outsourcing and cloud and in-house support revenue. Cost of revenue remained a consistent percentage of revenue for fiscal 2019 and fiscal 2018.
In fiscal 2018, revenue in the Core segment increased 7%, primarily due to increased revenue within each component of our services and support revenue stream. Cost of revenue increased 6% for fiscal 2018 compared to fiscal 2017, but remained consistent as a percentage of revenue.

Payments
	2019	% Change	2018	% Change	2017
Revenue	$548,319	8%	$508,331	8%	$471,988
Cost of Revenue	$273,261	11%	$245,269	10%	$222,685
In fiscal 2019, revenue in the Payments segment increased 8% compared to fiscal 2018. Excluding deconversion revenue of $8,603 and $13,004, respectively, revenue increased 9% in the Payments segment, due to organic growth within remittance and card processing, as well as added revenue from Ensenta. Cost of revenue increased 11%, partially due to increased headcount and amortization expenses related to Ensenta, as well as increased spending related to the ongoing project to expand our credit and debit card platform. Cost of revenue increased 2% as a percentage of revenue in fiscal 2019 as compared to fiscal 2018.
In fiscal 2018, revenue in the Payments segment increased compared to fiscal 2017, due primarily to increased card and remittance processing revenue. The increases were partially due to the acquisition of Ensenta. Cost of revenue increased 10%, and increased 1% as a percentage of revenue.

Complementary
	2019	% Change	2018	% Change	2017
Revenue	$418,215	6%	$395,419	5%	$375,811
Cost of Revenue	$175,737	7%	$163,905	6%	$155,084
Revenue in the Complementary segment increased 6% for the fiscal year ended June 30, 2019 compared to the prior year. After excluding deconversion revenue from each period, which totaled $6,672 and $10,855 for the fiscal years ended June 30, 2019 and 2018, respectively, and excluding revenue of $126 from fiscal 2019 acquisitions, revenue increased 7%. The increase was driven by increases in outsourcing and cloud revenue and in-house support within our services and support revenue stream, as well as transaction and digital processing revenue within our processing revenue stream. Cost of revenue increased 7% for the year, and increased 1% as a percentage of revenue.
In fiscal 2018, revenue in the Complementary segment increased 5%, due to higher outsourcing and cloud revenue within services and support, as well as increased transaction and digital processing revenue. Cost of revenue increased 6% for fiscal 2018 compared to fiscal 2017, but remained a consistent percentage of revenue.

Corporate and Other
	2019	% Change	2018	% Change	2017
Revenue	$51,728	(10)%	$57,226	(9)%	$62,886
Cost of Revenue	$230,043	9%	$211,096	1%	$208,646

The decrease in revenue in the Corporate and Other segment for the fiscal year ended June 30, 2019 was due to decreased services and support revenue. This is in part due to the sale of our jhaDirect product line, which was sold during the first quarter of fiscal 2018.
The decreased revenue in fiscal 2018 compared to fiscal 2017 in the Corporate and Other segment is largely due to the loss of revenue following the sale of our jhaDirect product. Fiscal 2017 included revenue from jhaDirect totaling $6,571.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments. The increased cost of revenue in fiscal 2019 is primarily related to bonuses provided by the Company in response to the lower tax rate resulting from the TCJA and increased rent and maintenance contract expenses related to new facilities.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $93,628 at June 30, 2019 from $31,440 at June 30, 2018. Cash at the end of fiscal 2018 was lower due primarily to the acquisition of Ensenta and higher repayment of debt in fiscal 2018.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2019	2018
Net income	$271,885	$365,034
Non-cash expenses	180,987	87,906
Change in receivables	(11,777)	21,489
Change in deferred revenue	23,656	1,255
Change in other assets and liabilities	(33,623)	(63,542)
Net cash provided by operating activities	$431,128	$412,142
Cash provided by operating activities increased 5% compared to fiscal 2018. Cash from operations is primarily used to repay debt, pay dividends and repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2019 totaled $190,635 and included: $111,114 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $53,598, mainly for the purchase of computer equipment; $19,981, net of cash acquired, for the purchases of BOLTS Technologies, Inc. and Agiletics, Inc.; $6,049 for the purchase and development of internal use software; and $20 for customer contracts. This was partially offset by $127 of proceeds from asset sales.
Cash used in investing activities for fiscal 2018 totaled $291,826 and included: $137,562, net of cash acquired, for the purchases of Ensenta Corporation and Vanguard Software Group; $96,647 for the development of software; capital expenditures on facilities and equipment of $40,135, mainly for the purchase of computer equipment; $13,138 for the purchase and development of internal use software; and $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc. These expenditures were partially offset by $350 of proceeds from the sale of businesses and $306 of proceeds from the sale of assets.
Financing activities used cash of $178,305 for fiscal 2019. Cash used was $118,745 for dividends paid to stockholders; $54,864 for the purchase of treasury shares; and $4,696 of net cash outflow from the issuance of stock and tax related to stock-based compensation. Borrowings and re-payments on our revolving credit facility netted to $0.
Financing activities used cash in fiscal 2018 of $203,641. Cash used was $175,000 for repayment on our revolving credit facility; dividends paid to stockholders of $105,021; and $48,986 for the purchase of treasury shares. This was partially offset by borrowings of $125,000 on our revolving credit facility and $366 of net cash inflow from the issuance of stock and tax related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $53,598 and $40,135 for fiscal years ended June 30, 2019 and June 30, 2018, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2019, the Company had an estimated $2,673 of outstanding purchase commitments related to property and equipment.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,483 additional shares. The total cost of treasury shares at June 30, 2019 is $1,110,124. During fiscal 2019, the Company repurchased 400 treasury shares for $54,864. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020 and at June 30, 2019 there was no outstanding balance. Prior to termination, the Company plans to renew the current credit facility or replace it with a similar credit facility.
Other lines of credit
The Company renewed an unsecured bank credit line on May 1, 2019 which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed through April 30, 2021. At June 30, 2019, no amount was outstanding.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2019, the Company’s total off-balance sheet contractual obligations were $665,107. This balance consists of $71,633 of long-term operating leases for various facilities and equipment which expire from 2020 to 2030 and $593,474 of purchase commitments. In fiscal 2017, JHA entered a strategic services agreement with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as expand its card processing platform to financial institutions outside our core customer base. This agreement includes a purchase commitment of $555,754 over the remaining term of the contract. The remainder of the purchase commitments relate mainly to open purchase orders. The contractual obligations table below excludes $12,009 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2019	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$15,559	$25,399	$19,004	$11,671	$71,633
Purchase obligations	62,637	86,875	107,188	336,774	593,474
Total	$78,196	$112,274	$126,192	$348,445	$665,107

The operating lease obligations included on this table will be recorded on the balance sheet beginning in fiscal 2020 due to the Company's adoption of ASU No. 2016-02, issued by the FASB in February 2016 and effective for the Company on July 1, 2019.

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
The Company adopted the new standard using the full retrospective transition approach, using certain practical expedients. The Company has not disclosed the amount of transaction price allocated to remaining performance obligations for reporting periods presented before the date of initial application. Also, the Company did not separately consider the effects of contract modifications that occurred before the beginning of the earliest reporting period presented, but reflects the aggregate effect of all modifications that occurred before the beginning of the earliest period presented. As a result, all fiscal 2018 and fiscal 2017 financial information has been adjusted for the effects of applying ASC 606. The details of the significant changes are disclosed below:
Software Revenue Recognition
The Company previously recognized software license and related services within the scope of ASC Topic 985-605, which required the establishment of vendor-specific objective evidence (“VSOE”) of fair value in order to separately recognize revenue for each software-related good or service. Due to the inability to establish VSOE, the Company had previously deferred all revenue on software-related goods and services on a master contract until all the goods and services had been delivered. Under ASC 606, VSOE is no longer required for separation of otherwise distinct performance obligations within a revenue arrangement. This change has resulted in earlier recognition of revenue for the Company’s software-related goods and services, leading to a decrease in deferred revenue balances within its adjusted consolidated balance sheets.
Impacts on Financial Statements
See tables in Item 8, Note 1 to the Consolidated Financial Statements for the impacts ASC 606 had on prior period financial statements.
ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and is effective for our annual reporting period beginning July 1, 2018. The adoption of this standard did not have any impact on our financial statements.
Not Yet Adopted
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for JHA's annual reporting period beginning July 1, 2019. The Company established a cross-functional team to implement this standard and evaluated arrangements that would be subject to the standard, implemented software to meet the reporting and disclosure requirements of the standard, and assessed the impact of the standard on its processes and internal controls. The Company will adopt the new standard using the optional transition method in ASU 2018-11. Under this method, the Company will not adjust its comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the effective date. The Company will recognize a cumulative-effect adjustment, as necessary, to the opening balance of retained earnings for fiscal 2020 upon adoption of the standard.
We will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we will make an accounting policy election that will keep leases with an initial term of twelve months or less off of the balance sheet. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.
Upon adoption of the standard, the Company will record right-of-use assets of approximately $70,000 to $73,000 and lease obligations of approximately $73,000 to $75,000 on the its balance sheet as of July 1, 2019. Adoption of the standard is not expected to significantly impact the Company's net income and is not expected to have a material impact on the Company's compliance with the financial covenants under its credit facility.

In August of 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU will be effective for the Company on July 1, 2020, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on its financial statements.

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
Revenue Recognition
We generate revenue from data processing, transaction processing, software licensing and related services, professional services, and hardware sales.
Significant Judgments in Application of the Guidance
Identification of Performance Obligations
We enter into contracts with customers that may include multiple types of goods and services. At contract inception, we assess the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. Significant judgment is used in the identification and accounting for all performance obligations. We recognize revenue when or as we satisfy each performance obligation by transferring control of a solution or service to the customer.
Determination of Transaction Price
The amount of revenue recognized is based on the consideration we expect to receive in exchange for transferring goods and services to the customer. Our contracts with our customers frequently contain some component of variable consideration. We estimate variable consideration in our contracts primarily using the expected value method, based on both historical and current information. Where appropriate, we may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. Significant judgment is used in the estimate of variable consideration of customer contracts that are long-term and include uncertain transactional volumes.
Taxes collected from customers and remitted to governmental authorities are not included in revenue. We include reimbursements from customers for expenses incurred in providing services (such as for postage, travel and telecommunications costs) in revenue, while the related costs are included in cost of revenue.
Technology or service components from third parties are frequently included in or combined with our applications or service offerings. Whether we recognize revenue based on the gross amount billed to the customer or the net amount retained involves judgment in determining whether we control the good or service before it is transferred to the customer. This assessment is made at the performance obligation level.
Allocation of Transaction Price
The transaction price, once determined, is allocated between the various performance obligations in the contract based upon their relative standalone selling prices. The standalone selling prices are determined based on the prices at which we separately sell each good or service. For items that are not sold separately, we estimate the standalone selling prices using all information that is reasonably available, including reference to historical pricing data.
The following describes the nature of our primary types of revenue:

Processing
Processing revenue is generated from transaction-based fees for electronic deposit and payment services, electronic funds transfers and debit and credit card processing. Our arrangements for these services typically require us to “stand-ready” to provide specific services on a when and if needed basis by processing an unspecified number of transactions over the contractual term. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Customers are typically billed monthly for transactions processed during the month. We evaluate tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price after estimation of breakage associated with the material right.
Outsourcing and Cloud
Outsourcing and cloud revenue is generated from data and item processing services and hosting fees. Our arrangements for these services typically require us to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Data and item processing services are typically billed monthly. We evaluate tiered pricing to determine if a material right exists. If, after that evaluation, we determine a material right does exist, we assign value to the material right based upon standalone selling price.
Product Delivery and Services
Product delivery and services revenue is generated primarily from software licensing and related professional services and hardware delivery. Software licenses, along with any professional services from which they are not considered distinct, are recognized as they are delivered to the customer. Hardware revenue is recognized upon delivery. Professional services that are distinct are recognized as the services are performed. Deconversion fees are also included within product delivery and services, and are considered a contract modification. Therefore, we recognize these fees over the remaining modified contract term.
In-House Support
In-house support revenue is generated from software maintenance for ongoing client support and software usage, which includes a license and ongoing client support. Our arrangements for these services typically require us to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services). Software maintenance fees are typically billed to the customer annually in advance and recognized ratably over the maintenance term. Software usage is typically billed annually in advance, with the license delivered and recognized at the outset, and the maintenance fee recognized ratably over the maintenance term. Accordingly, we utilize the practical expedient which allows entities to disregard the effects of a financing component when the contract period is one year or less.
Contract Costs
We incur incremental costs to obtain a contract as well as costs to fulfill contracts with customers that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and customer conversion or implementation-related costs.
Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated.
Depreciation and Amortization Expense
The calculation of depreciation and amortization expense is based on the estimated economic lives of the underlying property, plant and equipment and intangible assets, which have been examined for their useful life and determined that no impairment exists. We believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, but rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results. For long-lived assets, we consider whether any impairment indicators are present. If impairment indicators are identified, we test the recoverability of the long-lived assets. If this recoverability test is failed, we determine the fair value of the long-lived assets and recognize an impairment loss if the fair value is less than its carrying value.
Capitalization of software development costs
We capitalize certain costs incurred to develop commercial software products. For software that is to be sold, significant areas of judgment include: establishing when technological feasibility has been met and costs should be capitalized, determining the appropriate period over which to amortize the capitalized costs based on the estimated useful lives, estimating the marketability of the commercial software products and related future revenues, and assessing the unamortized cost balances for impairment. Costs incurred prior to establishing technological feasibility are expensed as incurred. Amortization begins on the date of general release and the appropriate amortization period is based on estimates of future revenues from sales of the products. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete.
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
As goodwill is not amortized, goodwill balances are regularly assessed for potential impairment. Such assessments include a qualitative assessment of factors that may indicate a potential for impairment, such as: macroeconomic conditions, industry and market changes, our overall financial performance, changes in share price, and an assessment of other events or changes in circumstances that could negatively impact us.  If that qualitative assessment indicates a potential for impairment, a quantitative assessment is then required, including an analysis of future cash flow projections as well as a determination of an appropriate discount rate to calculate present values. Cash flow projections are based on management-approved estimates, which involve the input of numerous Company professionals from finance, operations and program management. Key factors used in estimating future cash flows include assessments of labor and other direct costs on existing contracts, estimates of overhead costs and other indirect costs, and assessments of new business prospects and projected win rates. Our most recent assessment indicates that no reporting units are currently at risk of impairment as the fair value of each reporting unit is significantly in excess of the carrying value. However, significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing could have a material effect on the consolidated financial statements.

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
We have no outstanding debt with variable interest rates as of June 30, 2019, and are therefore not currently exposed to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of July 1, 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - estimating variable consideration and identification of and accounting for performance obligations
As discussed in Note 1 to the consolidated financial statements, the Company recorded revenue of $1.553 billion for the year ended June 30, 2019. The Company enters into contracts with its customers, which frequently contain multiple performance obligations and variable contract consideration. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. Management estimates variable consideration in its contract primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer. Significant judgment in revenue recognition for these customer contracts include, where relevant, (i) the estimation of variable consideration, principally, the varying volume of transactional activity over long-term contracts, and (ii) the identification of and accounting for all performance obligations.
The principal considerations for our determination that performing procedures relating to revenue recognition - specifically the estimation of variable consideration and identification of and accounting for performance obligations - is a critical audit matter are there was significant judgment by management to estimate the variable consideration, principally, the varying volume of transactional activity and the identification of and accounting for all performance obligations in a contract. This in turn resulted in significant audit effort, a high degree of auditor judgment and subjectivity, in performing our audit procedures and in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the estimation of variable consideration and identification of and accounting for each performance obligation. The procedures also included, among others, evaluating and testing management’s process for determining the variable consideration and testing the reasonableness of management’s estimation of variable consideration. Testing the estimation of variable consideration included evaluating the terms and conditions of the long-term contracts and the related significant assumptions used in the estimate of the variable consideration, principally, the varying volume of transactional activity. The procedures for testing the performance obligations and variable consideration included evaluation of the terms and conditions for a sample of contracts.
/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
August 26, 2019

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
As of June 30, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2019 was effective.
The Company’s internal control over financial reporting as of June 30, 2019 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2019	2018	2017

REVENUE	$1,552,691	$1,470,797	$1,388,290

EXPENSES
Cost of Revenue	923,030	853,138	805,855
Research and Development	96,378	90,340	84,753
Selling, General, and Administrative	185,998	171,710	159,235
Gain on Disposal of Businesses	—	(1,894)	(3,270)
Total Expenses	1,205,406	1,113,294	1,046,573

OPERATING INCOME	347,285	357,503	341,717

INTEREST INCOME (EXPENSE)
Interest Income	876	575	248
Interest Expense	(926)	(1,920)	(996)
Total Interest Income (Expense)	(50)	(1,345)	(748)

INCOME BEFORE INCOME TAXES	347,235	356,158	340,969

PROVISION/ (BENEFIT) FOR INCOME TAXES	75,350	(8,876)	111,408

NET INCOME	$271,885	$365,034	$229,561

Basic earnings per share	$3.52	$4.73	$2.95
Basic weighted average shares outstanding	77,160	77,252	77,856

Diluted earnings per share	$3.52	$4.70	$2.93
Diluted weighted average shares outstanding	77,347	77,585	78,255

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2019	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,628	$31,440
Receivables, net	310,080	297,271
Income tax receivable	17,817	21,671
Prepaid expenses and other	106,466	96,069
Deferred costs	35,102	22,991
Assets held for sale	6,355	1,300
Total current assets	569,448	470,742
PROPERTY AND EQUIPMENT, net	272,474	285,550
OTHER ASSETS:
Non-current deferred costs	90,084	74,865
Computer software, net of amortization	318,969	288,172
Other non-current assets	134,743	110,299
Customer relationships, net of amortization	100,653	115,034
Other intangible assets, net of amortization	31,514	38,467
Goodwill	666,944	649,929
Total other assets	1,342,907	1,276,766
Total assets	$2,184,829	$2,033,058
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,850	$30,360
Accrued expenses	120,360	88,764
Deferred revenues	339,752	328,931
Total current liabilities	469,962	448,055
LONG-TERM LIABILITIES:
Non-current deferred revenues	54,554	40,984
Deferred income tax liability	217,010	208,303
Other long-term liabilities	14,290	12,872
Total long-term liabilities	285,854	262,159
Total liabilities	755,816	710,214
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,496,026 shares issued at June 30, 2019; 103,278,562 shares issued at June 30, 2018	1,035	1,033
Additional paid-in capital	472,029	464,138
Retained earnings	2,066,073	1,912,933
Less treasury stock at cost 26,507,903 shares at June 30, 2019; 26,107,903 shares at June 30, 2018	(1,110,124)	(1,055,260)
Total stockholders' equity	1,429,013	1,322,844
Total liabilities and equity	$2,184,829	$2,033,058
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2019	2018	2017

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,278,562	103,083,299	102,903,971
Shares issued for equity-based payment arrangements	141,071	118,865	98,781
Shares issued for Employee Stock Purchase Plan	76,393	76,398	80,547
Shares, end of year	103,496,026	103,278,562	103,083,299

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,033	$1,031	$1,029
Shares issued for equity-based payment arrangements	1	1	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,035	$1,033	$1,031

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$464,138	$452,016	$440,123
Shares issued for equity-based payment arrangements	235	174	(1)
Tax withholding related to share based compensation	(13,972)	(7,332)	(5,479)
Shares issued for Employee Stock Purchase Plan	9,039	7,522	6,244
Stock-based compensation expense	12,589	11,758	11,129
Balance, end of year	$472,029	$464,138	$452,016

RETAINED EARNINGS:
Balance, beginning of year	$1,912,933	$1,652,920	$1,431,192
Cumulative effect of ASC 606 adoption*	—	—	83,874
Net income*	271,885	365,034	229,561
Dividends	(118,745)	(105,021)	(91,707)
Balance, end of year	$2,066,073	$1,912,933	$1,652,920

TREASURY STOCK:
Balance, beginning of year	$(1,055,260)	$(1,006,274)	$(876,134)
Purchase of treasury shares	(54,864)	(48,986)	(130,140)
Balance, end of year	$(1,110,124)	$(1,055,260)	$(1,006,274)

TOTAL STOCKHOLDERS' EQUITY	$1,429,013	$1,322,844	$1,099,693

Dividends declared per share	$1.54	$1.36	$1.18
See notes to consolidated financial statements.
*Retained earnings as of June 30, 2018 and 2017 and net income for the fiscal years ended June 30, 2018 and 2017 have been adjusted as a result of the adoption of ASC 606. Refer to Note 1 for the impact to previously presented Consolidated Balance Sheets and Consolidated Statements of Income. Other components of stockholders' equity were not impacted.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$271,885	$365,034	$229,561
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	47,378	47,975	49,677
Amortization	113,255	104,011	90,109
Change in deferred income taxes	7,604	(74,884)	21,187
Expense for stock-based compensation	12,589	11,758	11,129
(Gain)/loss on disposal of assets and businesses	161	(954)	4,771
Changes in operating assets and liabilities:
Change in receivables	(11,777)	21,489	(33,096)
Change in prepaid expenses, deferred costs and other	(62,165)	(82,663)	(24,992)
Change in accounts payable	(7,526)	6,922	(7,812)
Change in accrued expenses	31,889	7,091	(11,966)
Change in income taxes	4,179	5,108	(6,444)
Change in deferred revenues	23,656	1,255	35,198
Net cash from operating activities	431,128	412,142	357,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(19,981)	(137,562)	—
Capital expenditures	(53,598)	(40,135)	(41,947)
Proceeds from the sale of businesses	—	350	5,632
Proceeds from the sale of assets	127	306	968
Customer contracts acquired	(20)	—	—
Purchased software	(6,049)	(13,138)	(16,608)
Computer software developed	(111,114)	(96,647)	(89,631)
Purchase of investments	—	(5,000)	—
Net cash from investing activities	(190,635)	(291,826)	(141,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	35,000	125,000	80,000
Repayments on credit facilities	(35,000)	(175,000)	(30,200)
Purchase of treasury stock	(54,864)	(48,986)	(130,140)
Dividends paid	(118,745)	(105,021)	(91,707)
Proceeds from issuance of common stock upon exercise of stock options	237	176	1
Tax withholding payments related to share based compensation	(13,973)	(7,333)	(5,480)
Proceeds from sale of common stock	9,040	7,523	6,245
Net cash from financing activities	(178,305)	(203,641)	(171,281)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$62,188	$(83,325)	$44,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$31,440	$114,765	$70,310
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,628	$31,440	$114,765

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
We also recorded a prior period re-classification of $1,300 to a new assets held for sale caption as of June 30, 2018. These assets were previously recorded under Property and Equipment, net.
PRIOR PERIOD MISCLASSIFICATION
In connection with the preparation of the Company’s 2019 annual financial statements, the Company identified an immaterial prior period misclassification which overstated accounts payable by $4,150, overstated deferred costs by $4,078, and overstated prepaid expenses and other by $72. The Company has corrected for this misclassification in the accompanying Consolidated Balance Sheet by revising the fiscal 2018 balances.
REVENUE RECOGNITION
The Company generates "Services and Support" revenue through software licensing and related services, outsourcing core & complementary software solutions, professional services, and hardware sales. The Company generates "Processing" revenue through processing of remittance transactions, card transactions and monthly fees, and digital transactions.
Significant Judgments in Application of the Guidance
Identification of Performance Obligations
The Company enters into contracts with customers that may include multiple types of goods and services. At contract inception, the Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. Significant judgment is used in the identification and accounting for all performance obligations. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer.
Determination of Transaction Price
The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. The Company estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. Significant judgment is used in the estimate of variable consideration of customer contracts that are long-term and include uncertain transactional volumes.
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
The following describes the nature of the Company’s primary types of revenue:
Processing
Processing revenue is generated from transaction-based fees for electronic deposit and payment services, electronic funds transfers and debit and credit card processing. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis by processing an unspecified number of transactions over the contractual term. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Customers are typically billed monthly for transactions processed during the month. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, it determines a material right does exist, it assigns value to the material right based upon standalone selling price after estimation of breakage associated with the material right.
Outsourcing and Cloud
Outsourcing and cloud revenue is generated from data and item processing services and hosting fees. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Data and item processing services are typically billed monthly. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, it determines a material right does exist, it assigns value to the material right based upon standalone selling price.
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

Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 13, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Year Ended June 30,
	2019	2018	2017
Processing	$594,202	$550,058	$506,555

Outsourcing & Cloud	405,359	361,922	327,738
Product Delivery & Services	231,982	251,743	256,794
In-House Support	321,148	307,074	297,203
Services & Support	958,489	920,739	$881,735

Total Revenue	$1,552,691	$1,470,797	$1,388,290
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2019	June 30, 2018
Receivables, net	$310,080	$297,271
Contract Assets- Current	21,446	14,063
Contract Assets- Non-current	50,640	35,630
Contract Liabilities (Deferred Revenue)- Current	339,752	328,931
Contract Liabilities (Deferred Revenue)- Non-current	54,554	40,984
Contract assets primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is delayed until the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of contract assets is reported within prepaid expenses and other in the consolidated balance sheet, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist, and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the fiscal years ended June 30, 2019, 2018, and 2017, the Company recognized revenue of $265,946, $269,593, and $264,517, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Revenue recognized that related to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price adjustments and re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2019, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,640,955. The Company expects to recognize approximately 30% over the next 12 months and 18% in 13-24 months, and the balance thereafter.

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
Capitalized costs totaled $231,273 and $176,954 at June 30, 2019 and 2018, respectively.
For the fiscal years ended June 30, 2019, 2018, and, 2017 amortization of deferred contract costs totaled $110,894, $94,337, and $88,064, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
COMPUTER SOFTWARE DEVELOPMENT
The Company capitalizes new product development costs incurred for software to be sold from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. These costs are amortized based on current and estimated future revenue from the product or on a straight-line basis, whichever yields greater amortization expense. All of this amortization expense is included within components of operating income, primarily cost of revenue.
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
PURCHASE OF INVESTMENT
In the third quarter of fiscal 2018, the Company made an investment totaling $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc ("Autobooks"), representing a non-controlling share of the voting equity of Autobooks as of that date. This investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2019, 2018, and 2017 equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 13). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,483 additional shares. The total cost of treasury shares at June 30, 2019 is $1,110,124. During fiscal 2019, the Company repurchased 400 treasury shares for $54,864. At June 30, 2018, there were 26,108 shares in treasury stock and the Company had authority to repurchase up to 3,883 additional shares.
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
The Company adopted the new standard using the full retrospective transition approach, using certain practical expedients. The Company has not disclosed the amount of transaction price allocated to remaining performance obligations for reporting periods presented before the date of initial application. Also, the Company did not separately consider the effects of contract modifications that occurred before the beginning of the earliest reporting period presented, but reflects the aggregate effect of all modifications that occurred before the beginning of the earliest period presented. As a result, all fiscal 2018 and fiscal 2017 financial information has been adjusted for the effects of applying ASC 606. The details of the significant changes are disclosed below:

Software Revenue Recognition
The Company previously recognized software license and related services within the scope of ASC Topic 985-605, which required the establishment of vendor-specific objective evidence (“VSOE”) of fair value in order to separately recognize revenue for each software-related good or service. Due to the inability to establish VSOE, the Company had previously deferred all revenue on software-related goods and services on a master contract until all the goods and services had been delivered. Under ASC 606, VSOE is no longer required for separation of otherwise distinct performance obligations within a revenue arrangement. This change has resulted in earlier recognition of revenue for the Company’s software-related goods and services, leading to a decrease in deferred revenue balances within its adjusted consolidated balance sheets.
Impacts on Financial Statements
The following tables summarize the impacts of ASC 606 adoption on the Company’s Consolidated Financial Statements:

Consolidated Balance Sheet as of June 30, 2018:

	As Previously Reported (Adjusted)*	Adjustments	As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,440	$—	$31,440
Receivables, net	291,630	5,641	297,271
Income tax receivable	21,671	—	21,671
Prepaid expenses and other*	84,738	11,331	96,069
Deferred costs*	34,907	(11,916)	22,991
Assets held for sale*	1,300	—	1,300
Total current assets	465,686	5,056	470,742
PROPERTY AND EQUIPMENT, net*	285,550	—	285,550
OTHER ASSETS:
Non-current deferred costs	95,540	(20,675)	74,865
Computer software, net of amortization	288,172	—	288,172
Other non-current assets	107,775	2,524	110,299
Customer relationships, net of amortization	115,034	—	115,034
Other intangible assets, net of amortization	38,467	—	38,467
Goodwill	649,929	—	649,929
Total other assets	1,294,917	(18,151)	1,276,766
Total assets	$2,046,153	$(13,095)	$2,033,058
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable*	$30,360	$—	$30,360
Accrued expenses	97,848	(9,084)	88,764
Deferred revenues	355,538	(26,607)	328,931
Total current liabilities	483,746	(35,691)	448,055
LONG-TERM LIABILITIES:
Non-current deferred revenues	93,094	(52,110)	40,984
Non-current deferred income tax liability	189,613	18,690	208,303
Other long-term liabilities	12,872	—	12,872
Total long-term liabilities	295,579	(33,420)	262,159
Total liabilities	779,325	(69,111)	710,214
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,278,562 shares issued at June 30, 2018	1,033	—	1,033
Additional paid-in capital	464,138	—	464,138
Retained earnings	1,856,917	56,016	1,912,933
Less treasury stock at cost 26,107,903 shares at June 30, 2018	(1,055,260)	—	(1,055,260)
Total stockholders' equity	1,266,828	56,016	1,322,844
Total liabilities and equity	$2,046,153	$(13,095)	$2,033,058

*Adjusted for reclassifications and corrections not related to ASC 606 adoption. See comments under "Prior Period Reclassification" and "Prior Period Misclassification" headings in this Note 1 to the Consolidated Financial Statements.

Consolidated Statements of Income for the fiscal years ended ended June 30, 2018 and June 30, 2017:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
REVENUE	$1,536,603	$(65,806)	$1,470,797	$1,431,117	$(42,827)	$1,388,290

EXPENSES
Cost of Revenue	873,642	(20,504)	853,138	819,034	(13,179)	805,855
Research and Development	90,340	—	90,340	84,753	—	84,753
Selling, General, and Administrative	182,146	(10,436)	171,710	162,898	(3,663)	159,235
Gain on Disposal of a Business	(1,894)	—	(1,894)	(3,270)	—	(3,270)
Total Expenses	1,144,234	(30,940)	1,113,294	1,063,415	(16,842)	1,046,573

OPERATING INCOME	392,369	(34,866)	357,503	367,702	(25,985)	341,717

INTEREST INCOME (EXPENSE)
Interest Income	575	—	575	248	—	248
Interest Expense	(1,920)	—	(1,920)	(996)	—	(996)
Total Interest Income (Expense)	(1,345)	—	(1,345)	(748)	—	(748)

INCOME BEFORE INCOME TAXES	391,024	(34,866)	356,158	366,954	(25,985)	340,969

PROVISION/ (BENEFIT) FOR INCOME TAXES	14,364	(23,240)	(8,876)	121,161	(9,753)	111,408

NET INCOME	$376,660	$(11,626)	$365,034	$245,793	$(16,232)	$229,561

Basic earnings per share	$4.88		$4.73	$3.16		$2.95
Basic weighted average shares outstanding	77,252		77,252	77,856		77,856

Diluted earnings per share	$4.85		$4.70	$3.14		$2.93
Diluted weighted average shares outstanding	77,585		77,585	78,255		78,255

Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2018 and June 30, 2017:

	Year Ended June 30, 2018			Year Ended June 30, 2017
	As Previously Reported*	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$376,660	$(11,626)	$365,034	$245,793	$(16,232)	$229,561
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	47,975	—	47,975	49,677	—	49,677
Amortization	104,011	—	104,011	90,109	—	90,109
Change in deferred income taxes	(51,644)	(23,240)	(74,884)	30,940	(9,753)	21,187
Expense for stock-based compensation	11,758	—	11,758	11,129	—	11,129
(Gain)/loss on disposal of assets and businesses	(954)	—	(954)	4,771	—	4,771
Changes in operating assets and liabilities:
Change in receivables	(9,219)	30,708	21,489	(22,499)	(10,597)	(33,096)
Change in prepaid expenses, deferred costs and other*	(24,304)	(58,359)	(82,663)	(25,088)	96	(24,992)
Change in accounts payable*	6,922	—	6,922	(7,812)	—	(7,812)
Change in accrued expenses	9,091	(2,000)	7,091	(4,454)	(7,512)	(11,966)
Change in income taxes	5,108	—	5,108	(6,444)	—	(6,444)
Change in deferred revenues	(63,262)	64,517	1,255	(8,800)	43,998	35,198
Net cash from operating activities	412,142	—	412,142	357,322	—	357,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(137,562)	—	(137,562)	—	—	—
Capital expenditures	(40,135)	—	(40,135)	(41,947)	—	(41,947)
Proceeds from the sale of businesses	350	—	350	5,632	—	5,632
Proceeds from the sale of assets	306	—	306	968	—	968
Purchased software	(13,138)	—	(13,138)	(16,608)	—	(16,608)
Computer software developed	(96,647)	—	(96,647)	(89,631)	—	(89,631)
Purchase of investments	(5,000)	—	(5,000)	—	—	—
Net cash from investing activities	(291,826)	—	(291,826)	(141,586)	—	(141,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	125,000	—	125,000	80,000	—	80,000
Repayments on credit facilities	(175,000)	—	(175,000)	(30,200)	—	(30,200)
Purchase of treasury stock	(48,986)	—	(48,986)	(130,140)	—	(130,140)
Dividends paid	(105,021)	—	(105,021)	(91,707)	—	(91,707)
Proceeds from issuance of common stock upon exercise of stock options	176	—	176	1	—	1
Tax withholding payments related to share based compensation	(7,333)	—	(7,333)	(5,480)	—	(5,480)
Proceeds from sale of common stock	7,523	—	7,523	6,245	—	6,245
Net cash from financing activities	(203,641)	—	(203,641)	(171,281)	—	(171,281)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(83,325)	$—	$(83,325)	$44,455	$—	$44,455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$114,765	$—	$114,765	$70,310	$—	$70,310
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,440	$—	$31,440	$114,765	$—	$114,765
*Adjusted for reclassifications and corrections not related to ASC 606 adoption. See comments under "Prior Period Reclassification" and "Prior Period Misclassification" headings in this Note 1 to the Consolidated Financial Statements.

ASU 2016-15 issued by the FASB in August 2016 clarifies cash flow classification of eight specific cash flow issues and was effective for the Company's annual reporting period beginning July 1, 2018. The adoption of this standard did not have any impact on its financial statements.
Not Yet Adopted
The FASB issued ASU No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis. ASU No. 2016-02 will be effective for JHA's annual reporting period beginning July 1, 2019. The Company established a cross-functional team to implement this standard and evaluated arrangements that would be subject to the standard, implemented software to meet the reporting and disclosure requirements of the standard, and assessed the impact of the standard on its processes and internal controls. The Company will adopt the new standard using the optional transition method in ASU 2018-11. Under this method, the Company will not adjust its comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the effective date. The Company will recognize a cumulative-effect adjustment, as necessary, to the opening balance of retained earnings for fiscal 2020 in connection with the adoption of the standard.
The Company will take advantage of the transition package of practical expedients permitted within the new standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company will make an accounting policy election that will keep leases with an initial term of twelve months or less off of the balance sheet. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.
Upon adoption of the standard, the Company will record right-of-use assets of approximately $70,000 to $73,000 and lease obligations of approximately $73,000 to $75,000 on the Company's balance sheet as of July 1, 2019. Adoption of the standard is not expected to significantly impact the Company's net income and is not expected to have a material impact on the Company's compliance with the financial covenants under its credit facility.
In August of 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU will be effective for the Company on July 1, 2020, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on its financial statements.

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
Level 1: inputs to the valuation are quoted prices in an active market for identical assets
Level 2: inputs to the valuation include quoted prices for similar assets in active markets that are observable either directly or indirectly
Level 3: valuation is based on significant inputs that are unobservable in the market and the Company's own estimates of assumptions that it believes market participants would use in pricing the asset

Fair value of financial assets, included in cash and cash equivalents, and financial liabilities is as follows:

	Estimated Fair Value Measurements			Total Fair
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Value
June 30, 2019
Financial Assets:
Money market funds	$81,945	$—	$—	$81,945
June 30, 2018
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918

Non-Recurring Fair Value Measurements
June 30, 2019
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2018
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the fiscal year ended June 30, 2017. The Company has entered into an agreement to sell these assets. That sale is expected to be completed during the second quarter of fiscal 2020.

NOTE 3.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2019	2018	Estimated Useful Life
Land (1)	$23,243	$24,845
Land improvements (1)	25,209	25,383	5 - 20 years
Buildings (1)	147,220	143,918	20 - 30 years
Leasehold improvements	48,478	48,060	5 - 30 years	(2)
Equipment and furniture	365,101	328,864	3 - 10 years
Aircraft and equipment	39,293	38,761	4 - 10 years
Construction in progress	12,411	39,872
	660,955	649,703
Less accumulated depreciation	388,481	364,153
Property and equipment, net	$272,474	$285,550
(1) Excludes assets held for sale
(2) Lesser of lease term or estimated useful life
The change in property and equipment in accrued liabilities was $14,315 and $15,674 for the fiscal years ended June 30, 2019 and 2018, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
No impairments of property and equipment were recorded in fiscal 2019 or 2018.

During the third quarter of fiscal 2019, the Company received an unsolicited offer to purchase its Houston, TX, facility. At June 30, 2019, the facility included assets with a carrying value of approximately $5,055. Although management has not committed to the sale, a sale of the facility during fiscal 2020 is likely and the Company expects to record a gain on the sale upon closing, since the offer represents full appraisal value for the facility. Therefore, the assets are considered held for sale at June 30, 2019. Also held for sale at June 30, 2019, was the Company's Elizabethtown, KY facility. During the third quarter of fiscal 2018, the Company reached a definitive agreement to sell the property for $1,300 pending an expected closing date during the second quarter of fiscal 2020. An impairment loss was recorded on this facility during fiscal 2017 as disclosed in Note 2 to the Company's consolidated financial statements. Total assets held for sale by the Company at June 30, 2019 and 2018 were $6,355 and $1,300, respectively, and were included in assets held for sale on the Company's consolidated balance sheet for each year. Those balances are not included on the above table.

NOTE 4.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2019 and 2018, by reportable segments, is as follows:

	June 30,
Core	2019	2018
Beginning balance	$195,956	$195,956
Goodwill, acquired during the year	4,000	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$199,956	$195,956

Payments
Beginning balance	$325,204	$234,106
Goodwill, acquired during the year	122	91,098
Goodwill, adjustments related to dispositions	—	—
Ending balance	$325,326	$325,204

Complementary
Beginning balance	$128,769	$122,403
Goodwill, acquired during the year	12,893	6,499
Goodwill, adjustments related to dispositions	—	(133)
Ending balance	$141,662	$128,769
Goodwill acquired during fiscal 2019 totaled $17,015, with $12,893 of that resulting from the purchase of BOLTS Technologies, Inc., $3,999 resulting from the purchase of Agiletics, Inc., and the remainder resulting from a measurement period adjustment on the Ensenta valuation. The goodwill arising from these acquisitions consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of BOLTS Technologies and Agiletics, together with the value of their assembled workforces. No goodwill was assigned to the Company's Corporate and Other reportable segment.
Goodwill acquired during fiscal 2018 totaled $97,597, with $91,098 of that resulting from the purchase of Ensenta Corporation, included in the Payments segment. The remaining $6,499 of goodwill acquired during fiscal 2018 resulted from the purchase of Vanguard Software Group, which was added to the Company's Complementary segment. The goodwill arising from these acquisitions consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta and Vanguard, together with the value of their assembled workforces. No goodwill was assigned to the Company's Corporate and Other reportable segment.
The Goodwill reduction during fiscal 2018 was a result of the Company's sale of jhaDirect product line in the first quarter. Goodwill allocated to the carrying amount of the net assets sold was calculated based on the relative fair values of the business disposed and the portion of the reporting unit that was retained.

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$305,512	$(204,859)	$100,653
Computer software	$759,671	$(440,702)	$318,969
Other intangible assets:	$93,471	$(61,957)	$31,514

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$302,727	$(187,693)	$115,034
Computer software	$653,407	$(365,235)	$288,172
Other intangible assets:	$88,017	$(49,550)	$38,467
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $135,743 and costs of internal-use software of $183,226 at June 30, 2019. At June 30, 2018, costs of software to be sold, leased, or marketed totaled $125,223, and costs of internal-use software totaled $162,949.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $82,605, $72,859, and $60,880 for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. There were no material impairments in any of the fiscal years presented.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $113,255, $104,011, and $90,109 for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2019, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2020	$77,020	$14,665	$9,186	$100,871
2021	58,153	12,409	6,345	76,907
2022	42,981	11,260	3,437	57,678
2023	27,454	8,808	1,963	38,225
2024	10,975	7,547	1,315	19,837

NOTE 5.    DEBT
The Company had no outstanding long-term or short-term debt at June 30, 2019 or June 30, 2018.
Revolving credit facility
The revolving credit facility provides for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of June 30, 2019, the Company was in compliance with all such covenants. The revolving loan terminates February 20, 2020 and at June 30, 2019 there was no outstanding balance. Prior to termination, the Company plans to renew the current credit facility or replace it with a similar credit facility.

Other lines of credit
The Company renewed an unsecured bank credit line on May 1, 2019 which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line was renewed through April 30, 2021. At June 30, 2019, no amount was outstanding.
Interest
The Company paid interest of $691, $1,747, and $767 during the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Property and Equipment
The Company had an estimated $2,673 and $2,076 of commitments at June 30, 2019 and 2018, respectively, to purchase property and equipment.
Leases
The Company leases certain property under operating leases which expire over the next 11 years, but certain of the leases contain options to extend the lease term. All lease payments are based on the lapse of time but include, in some cases, payments for operating expenses and property taxes. There are no purchase options on real estate leases at this time. Certain leases on real estate are subject to annual escalations for increases in operating expenses and property taxes.
As of June 30, 2019, net future minimum lease payments are as follows:

Years Ending June 30,	Lease Payments
2020	$15,559
2021	13,539
2022	11,860
2023	10,169
2024	8,835
Thereafter	11,671
Total	$71,633
Rent expense was $15,196, $10,835, and $10,195 in fiscal 2019, 2018, and 2017, respectively.

NOTE 7.    INCOME TAXES
The provision/ (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2019	2018	2017
Current:
Federal	$54,800	$56,060	$80,752
State	12,946	9,948	9,469
Deferred:
Federal	4,177	(80,509)	17,017
State	3,427	5,625	4,170
	$75,350	$(8,876)	$111,408

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2019	2018
Deferred tax assets:
Contract and service revenues	$13,450	$—
Expense reserves (bad debts, insurance, franchise tax and vacation)	14,325	11,164
Net operating loss and tax credit carryforwards	2,713	2,759
Other, net	851	2,711
Total gross deferred tax assets	31,339	16,634
Valuation allowance	(415)	(515)
Net deferred tax assets	30,924	16,119

Deferred tax liabilities:
Accelerated tax depreciation	(31,846)	(32,026)
Accelerated tax amortization	(154,633)	(141,274)
Contract and service revenues	—	(5,067)
Contract and service costs	(61,455)	(46,055)
Total gross deferred liabilities	(247,934)	(224,422)

Net deferred tax liability	$(217,010)	$(208,303)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2019	2018	2017
Computed "expected" tax expense	21.0%	28.1%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.7%	2.9%	2.6%
Research and development credit	(2.5)%	(2.0)%	(2.1)%
Domestic production activities deduction	—%	(1.4)%	(2.3)%
TCJA deferred tax rate re-measurement	—%	(30.0)%	—%
Tax effects of share-based payments	(1.4)%	(0.8)%	(0.8)%
Other (net)	0.9%	0.7%	0.3%
	21.7%	(2.5)%	32.7%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted into law. The TCJA included numerous provisions that impacted the Company, including reducing the U.S. federal tax rate, eliminating the Domestic Production Activities Deduction, and providing expanded asset expensing. The TCJA reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. For fiscal 2018, a blended U.S. federal statutory tax rate of approximately 28% applied to the Company.
As of June 30, 2019, the Company has $4,542 of gross federal net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc. and Bolts Technologies, Inc., which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2019, the Company has state NOL carryforwards with a tax-effected value of $651. The federal and state losses have varying expiration dates, ranging from fiscal 2019 to 2037. Based on state tax rules which restrict utilization of these losses, the Company believes it is more likely than not that $415 of these losses will expire unutilized. Accordingly, a valuation allowance of $415 and $515 has been recorded against the state net operating losses as of June 30, 2019 and 2018, respectively.
The Company paid income taxes, net of refunds, of $62,005, $60,382, and $96,074 in fiscal 2019, 2018, and 2017, respectively.
At June 30, 2019, the Company had $10,495 of gross unrecognized tax benefits, $9,892 of which, if recognized, would affect its effective tax rate. At June 30, 2018, the Company had $10,227 of unrecognized tax benefits, $9,366 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $1,514 and $1,279 related to uncertain tax positions at June 30, 2019 and 2018, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $128, $165, and $(105) in the fiscal years ended June 30, 2019, 2018, and 2017, respectively.
A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2019 and 2018 follows:

Unrecognized Tax Benefits
Balance at July 1, 2017	$5,449
Additions for current year tax positions	2,157
Reductions for current year tax positions	—
Additions for prior year tax positions	3,130
Reductions for prior year tax positions	(55)
Additions related to business combinations	510
Settlements	(161)
Reductions related to expirations of statute of limitations	(803)
Balance at June 30, 2018	10,227
Additions for current year tax positions	1,135
Reductions for current year tax positions	(40)
Additions for prior year tax positions	562
Reductions for prior year tax positions	(531)
Additions related to business combinations	43
Settlements	(25)
Reductions related to expirations of statute of limitations	(876)
Balance at June 30, 2019	$10,495

The U.S. federal and state income tax returns for fiscal 2016 and all subsequent years remain subject to examination as of June 30, 2019 under statute of limitations rules. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 - $4,000 within twelve months of June 30, 2019.

NOTE 8.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2019 and 2018) are maintained for potential credit losses. Customer-related risks are moderated through the inclusion of credit mitigation clauses in the Company's contracts and through the monitoring of timely payments.
In addition, some of the Company’s key solutions are dependent on technology manufactured by IBM Corporation and Microsoft. Termination of the Company’s relationship with either IBM or Microsoft could have a negative impact on the operations of the Company.

NOTE 9.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2019, 2018, and 2017 includes $12,589, $11,758, and $11,129 of equity-based compensation costs, respectively, of which $10,828, $10,256, and $9,861 relates to the restricted stock plans, respectively. Costs are recorded net of estimated forfeitures. The income tax benefits from stock option exercises and restricted stock vests totaled $6,191, $3,274, and $2,638 for the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

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
A summary of option plan activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2016	50	$22.14
Granted	32	87.27
Forfeited	—	—
Exercised	(10)	28.52
Outstanding July 1, 2017	72	50.04
Granted	—	—
Forfeited	—	—
Exercised	(20)	17.45
Outstanding July 1, 2018	52	62.65
Granted	—	—
Forfeited	—	—
Exercised	(20)	23.65
Outstanding June 30, 2019	32	$87.27	$1,478
Vested and Expected to Vest June 30, 2019	32	$87.27	$1,478
Exercisable June 30, 2019	—	$—	$—
There were no options granted in fiscal 2019, no options granted during fiscal 2018, and 32 options granted during fiscal 2017. The weighted-average fair value at the grant date of options granted during fiscal 2017 was $15.78.
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All 32 options granted during fiscal 2017 were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk-free interest rate used in the Company's estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from its historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50 years
Volatility	19.60%
Risk-free interest rate	1.24%
Dividend yield	1.28%
At June 30, 2019, there was no compensation cost yet to be recognized related to outstanding options.
The total intrinsic value of options exercised was $2,289, $2,165, and $747 for the fiscal years ended June 30, 2019, 2018, and 2017, respectively.
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
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2016	58	$44.95
Granted	17	87.27
Vested	(38)	37.00
Forfeited	(1)	65.52
Outstanding July 1, 2017	36	73.66
Granted	—	—
Vested	(12)	58.61
Forfeited	(1)	64.60
Outstanding July 1, 2018	23	81.33
Granted	—	—
Vested	(17)	79.41
Forfeited	—	—
Outstanding June 30, 2019	6	$87.27
The non-vested share awards granted prior to July 1, 2016 do not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The non-vested share awards granted during the fiscal year ended June 30, 2017 do participate in dividends during the restriction period. The weighted-average fair value of such participating awards was based on the fair market value on the grant date.
At June 30, 2019, there was no compensation expense yet to be recognized related to non-vested restricted stock share awards.
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

The following table summarizes non-vested unit awards as of June 30, 2019, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2016	429	$58.06
Granted	130	77.75
Vested	(136)	50.12
Forfeited	(37)	54.30
Outstanding July 1, 2017	386	67.84
Granted	125	98.41
Vested	(156)	57.00
Forfeited	(4)	81.83
Outstanding July 1, 2018	351	83.37
Granted	80	169.53
Vested	(129)	82.06
Forfeited	(4)	92.32
Outstanding June 30, 2019	298	$107.00	$39,867
The Company utilized a Monte Carlo pricing model customized to the specific provisions of the Company’s plan design to value unit awards subject to performance targets on the grant dates. The weighted average assumptions used in this model to estimate fair value at the grant dates are as follows:

	Year Ended June 30,
	2019	2018	2017
Volatility	15.3%	15.6%	16.0%
Risk free interest rate	2.89%	1.55%	0.93%
Dividend yield	0.9%	1.2%	1.3%
Stock Beta	0.669	0.687	0.684
For the fiscal year ended June 30, 2019, 39 unit awards were granted and measured using the above assumptions. The remaining 41 unit awards granted are not subject to performance targets, and therefore the estimated fair value at measurement date is valued in the same manner as restricted stock award grants.
At June 30, 2019, there was $13,444 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.04 years.
The fair value of restricted shares and units at vest date totaled $34,645, $17,951, and $15,085 for the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

NOTE 10.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2019	2018	2017
Net Income	$271,885	$365,034	$229,561
Common share information:
Weighted average shares outstanding for basic earnings per share	77,160	77,252	77,856
Dilutive effect of stock options and restricted stock	187	333	399
Weighted average shares outstanding for diluted earnings per share	77,347	77,585	78,255
Basic earnings per share	$3.52	$4.73	$2.95
Diluted earnings per share	$3.52	$4.70	$2.93
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were no anti-dilutive stock options and restricted stock excluded for fiscal 2019, 41 shares excluded for fiscal 2018, and 32 shares excluded for fiscal 2017.

NOTE 11.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2019, 2018 and 2017, employees purchased 76, 76, and 81 shares under this plan at average prices of $118.32, $98.46, and $77.52, respectively. As of June 30, 2019, approximately 1,304 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full time employee contributions up to 5% of eligible compensation. Prior to January 1, 2019, the Company match was subject to a maximum of $5 per year. On January 1, 2019, the maximum limit was removed. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $21,003, $18,821, and $17,550 for fiscal 2019, 2018 and 2017, respectively.

NOTE 12.    BUSINESS ACQUISITIONS
BOLTS Technologies, Inc
On October 5, 2018, the Company acquired all of the equity interest of BOLTS Technologies, Inc. for $15,046 paid in cash. The acquisition was funded by cash generated from operations. BOLTS Technologies is the developer of boltsOPEN, a digital account opening solution.
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
The goodwill of $12,893 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of BOLTS, together with the value of BOLTS' assembled workforce. The goodwill from this acquisition has been allocated to the Company's Complementary segment and is not deductible for income tax purposes.
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
For the fiscal year ended June 30, 2019, the Company's consolidated statements of income included revenue of $126 and after-tax net loss of $895 resulting from BOLTS' operations.
The accompanying consolidated statements of income for the fiscal years ended June 30, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.
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
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of October 1, 2018 are set forth below:

Current assets	$2,170
Identifiable intangible assets	3,090
Non-current deferred income tax liability	(872)
Total other liabilities assumed	(738)
Total identifiable net assets	3,650
Goodwill	3,999
Net assets acquired	$7,649
The amounts shown above include measurement period adjustments made during fiscal 2019 related to income taxes.

The goodwill of $3,999 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Agiletics. The goodwill from this acquisition has been allocated to the Company's Core segment and is not deductible for income tax purposes.
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
For the fiscal year ended June 30, 2019, the Company's consolidated statements of income included revenue of $926 and after-tax net loss of $192 resulting from Agiletics' operations.
The accompanying consolidated statements of income for the fiscal years ended June 30, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.
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
The goodwill of $91,219 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Ensenta, together with the value of Ensenta's assembled workforce. The goodwill from this acquisition has been allocated to the Company's Payments segment and is not expected to be deductible for income tax purposes.
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
For the fiscal year ended June 30, 2019, the Company's consolidated statements of income included revenue of $35,688 and after-tax net income of $11,163. For the fiscal year ended June 30, 2018, Ensenta contributed revenue of $15,776 and after-tax net income of $8,197. The after-tax net income for the fiscal year ended June 30, 2018 included a large tax benefit recorded as a result of the TCJA. Excluding that benefit, the Company's after tax net income resulting from Ensenta's operations totaled $536.
The accompanying consolidated statements of income for the fiscal year ended June 30, 2019 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information is presented as if this acquisition had occurred at the beginning of the prior period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Year Ended
	June 30,
	2019	2018	2017
	Actuals	Proforma	Proforma
Revenue	$1,552,691	$1,483,915	$1,411,873
Net Income	271,885	366,544	231,696
Basic Earnings Per Share	$3.52	$4.74	$2.98
Diluted Earnings Per Share	$3.52	$4.72	$2.96
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
The goodwill of $6,499 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Vanguard Software Group, together with the value of Vanguard Software Group's assembled workforce. The goodwill from this acquisition has been allocated to the Company's Complementary segment and is expected to be deductible for income tax purposes.
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
For the fiscal year ended June 30, 2019, the Company's consolidated statements of income included revenue of $3,120 and after-tax net loss of $243. For the fiscal year ended June 30, 2018, Vanguard contributed revenue of $1,486 and after-tax net loss of $870.
The accompanying consolidated statements of income for the fiscal year ended June 30, 2019 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.

NOTE 13.    REPORTABLE SEGMENT INFORMATION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
Beginning in the first quarter of fiscal 2018, JHA changed its reportable segment structure from two customer-centric segments, Bank and Credit Union, to four product-centric segments. The change was made based on the view of its Chief Executive Officer, who is also the Chief Operating Decision Maker, that the Company could be more effectively managed using a product-centric approach and was driven by the first budgetary process under his administration.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with the Company's core solutions or used independently. The Corporate & Other segment includes revenue and costs from hardware and other products not attributable to the other three segments, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
An immaterial adjustment was made to reclassify revenue recognized in fiscal 2018 from the Core to the Corporate and Other Segment. For the fiscal year ended June 30, 2018, the amount reclassified totaled $2,968.

	Year Ended
	June 30, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$506,007	$52,756	$348,631	$51,095	$958,489
Processing	28,422	495,563	69,584	633	594,202
Total Revenue	534,429	548,319	418,215	51,728	1,552,691

Cost of Revenue	243,989	273,261	175,737	230,043	923,030
Research and Development					96,378
Selling, General, and Administrative					185,998
Gain on Disposal of Businesses					—
Total Expenses					1,205,406

SEGMENT INCOME	$290,440	$275,058	$242,478	$(178,315)

OPERATING INCOME					347,285

INTEREST INCOME (EXPENSE)					(50)

INCOME BEFORE INCOME TAXES					$347,235

	Year Ended
	June 30, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$482,216	$47,641	$333,812	$57,070	$920,739
Processing	27,605	460,690	61,607	156	550,058
Total Revenue	509,821	508,331	395,419	57,226	1,470,797

Cost of Revenue	232,868	245,269	163,905	211,096	853,138
Research and Development					90,340
Selling, General, and Administrative					171,710
Gain on Disposal of Businesses					(1,894)
Total Expenses					1,113,294

SEGMENT INCOME	$276,953	$263,062	$231,514	$(153,870)

OPERATING INCOME					357,503

INTEREST INCOME (EXPENSE)					(1,345)

INCOME BEFORE INCOME TAXES					$356,158

	Year Ended
	June 30, 2017
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$452,712	$43,477	$322,784	$62,762	$881,735
Processing	24,893	428,511	53,027	124	506,555
Total Revenue	477,605	471,988	375,811	62,886	1,388,290

Cost of Revenue	219,440	222,685	155,084	208,646	805,855
Research and Development					84,753
Selling, General, and Administrative					159,235
Gain on Disposal of Businesses					(3,270)
Total Expenses					1,046,573

SEGMENT INCOME	$258,165	$249,303	$220,727	$(145,760)

OPERATING INCOME					341,717

INTEREST INCOME (EXPENSE)					(748)

INCOME BEFORE INCOME TAXES					$340,969

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 14: SUBSEQUENT EVENTS
Dividends
On August 23, 2019, the Company's Board of Directors declared a cash dividend of $0.40 per share on its common stock, payable on September 30, 2019 to shareholders of record on September 9, 2019.
Acquisition
On July 1, 2019, the Company acquired 100% of the equity interest in Geezeo for a net cash outlay of $37,776. The Company has not yet completed its purchase price allocation for this acquisition. Geezeo is a Boston-based provider of retail and business digital financial management solutions and was a privately-held company.
The acquisition was funded with operating cash. Due to the timing of the acquisition, the Company has not yet completed its purchase accounting procedures with respect to this transaction. Geezeo's historical operating results would not materially affect the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2019
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$392,543	$386,275	$380,364	$393,509	$1,552,691

EXPENSES
Cost of Revenue	220,112	227,284	235,594	240,040	923,030
Research & Development	24,026	23,990	23,442	24,920	96,378
Selling, General, & Administrative	45,183	46,797	44,887	49,131	185,998
Total Expenses	289,321	298,071	303,923	314,091	1,205,406

OPERATING INCOME	103,222	88,204	76,441	79,418	347,285

INTEREST INCOME (EXPENSE)
Interest income	291	252	155	178	876
Interest expense	(147)	(148)	(224)	(407)	(926)
Total interest income (expense)	144	104	(69)	(229)	(50)

INCOME BEFORE INCOME TAXES	103,366	88,308	76,372	79,189	347,235

PROVISION/ (BENEFIT) FOR INCOME TAXES	19,815	20,219	17,120	18,196	75,350

NET INCOME	$83,551	$68,089	$59,252	$60,993	$271,885

Basic earnings per share	$1.08	$0.88	$0.77	$0.79	$3.52
Basic weighted average shares outstanding	77,188	77,216	77,177	77,060	77,160

Diluted earnings per share	$1.08	$0.88	$0.77	$0.79	$3.52
Diluted weighted average shares outstanding	77,537	77,409	77,286	77,157	77,347

	For the Year Ended June 30, 2018*
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$361,284	$357,209	$374,048	$378,256	$1,470,797

EXPENSES
Cost of Revenue	203,915	207,100	218,517	223,606	853,138
Research & Development	20,929	22,414	22,591	24,406	90,340
Selling, General, & Administrative	41,088	43,094	42,234	45,294	171,710
Gain on disposal of businesses	(1,705)	(189)	—	—	(1,894)
Total Expenses	264,227	272,419	283,342	293,306	1,113,294

OPERATING INCOME	97,057	84,790	90,706	84,950	357,503

INTEREST INCOME (EXPENSE)
Interest income	147	146	130	152	575
Interest expense	(189)	(250)	(734)	(747)	(1,920)
Total interest income (expense)	(42)	(104)	(604)	(595)	(1,345)

INCOME BEFORE INCOME TAXES	97,015	84,686	90,102	84,355	356,158

PROVISION/ (BENEFIT) FOR INCOME TAXES	30,145	(76,557)	21,017	16,519	(8,876)

NET INCOME	$66,870	$161,243	$69,085	$67,836	$365,034

Basic net income per share	$0.87	$2.09	$0.89	$0.88	$4.73
Basic weighted average shares outstanding	77,283	77,218	77,247	77,261	77,252

Diluted net income per share	$0.86	$2.08	$0.89	$0.87	$4.70
Diluted weighted average shares outstanding	77,646	77,565	77,546	77,585	77,585

*As previously disclosed, the Company adopted ASU 2014-09 effective July 1, 2018 using the full retrospective approach. In connection therewith, in its previously filed fiscal 2019 Form 10-Q's, the Company adjusted its comparative fiscal 2018 financial information, including its June 30, 2018 balance sheet, to reflect the retrospective effects of applying ASC 606.  In connection with the preparation of the Company's  consolidated financial statements for the year ended June 30, 2019, the Company identified a $23,500 error in the as adjusted June 30, 2018 balance sheet that was disclosed within the previously filed fiscal 2019 Form 10-Q's, which resulted in an overstatement of current deferred revenues and a corresponding understatement of non-current deferred revenues in such unaudited quarterly filings. Management has determined that such misclassification error did not result in the previously filed 2019 Form 10-Q's being materially misstated.

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
Management’s Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2019; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2019 fiscal year end in the definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following Consolidated Financial Statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2019, 2018 and 2017
- Consolidated Balance Sheets as of June 30, 2019 and 2018
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017
- Notes to the Consolidated Financial Statements
(2) The following Financial Statement Schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.    Description

3.1.7	Restated Certificate of Incorporation attached as Exhibit 3.1.7 to the Company’s Annual Report on Form 10-K for the Year ended June 30, 2003.

3.2.7	Restated and Amended Bylaws attached as Exhibit 3.2.7 to the Company’s Current Report on Form 8-K filed September 27, 2017.

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

10.53*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) attached as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015.

10.54	First Amendment to Credit Agreement attached as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015.

10.55	Second Amendment to Credit Agreement attached as Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed June 25, 2015.

10.56*	Jack Henry & Associates, Inc. 2015 Equity Incentive Plan attached as Exhibit 10.56 to the Company's Current Report on Form 8-K filed November 16, 2015.

10.57*	Form of Restricted Stock Unit Agreement (non-employee directors) attached as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed February 5, 2016.

10.58*	Form of Nonqualified Stock Option Agreement (executives) attached as Exhibit 10.58 to the Company’s Current Report on Form 8-K filed July 1, 2016.

10.59*	Form of Restricted Stock Agreement (executives) attached as Exhibit 10.59 to the Company’s Current Report on Form 8-K filed July 1, 2016.

10.60*	Form of Performance Shares Agreement attached as Exhibit 10.60 to the Company's Current Report on Form 8-K filed September 13, 2016.

10.61*
Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated effective November 10, 2016, attached as Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed November 16, 2016.

10.62*	Form of Performance Shares Agreement attached as Exhibit 10.62 to the Company's Annual Report on From 10-K filed August 25, 2017.

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

**** Filed with this report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and June 30, 2018, (ii) the Consolidated Statements of Income for the years ended June 30, 2019, 2018 and 2017, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of August, 2019.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 26, 2019

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 26, 2019

/s/ John F. Prim John F. Prim	Director	August 26, 2019

/s/ Matthew Flanigan Matthew Flanigan	Director	August 26, 2019

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 26, 2019

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 26, 2019

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 26, 2019

/s/ Laura G. Kelly Laura G. Kelly	Director	August 26, 2019

/s/ Shruti Miyashiro Shruti S. Miyashiro	Director	August 26, 2019

/s/ Wesley A. Brown Wesley A. Brown	Director	August 26, 2019