Form 10-Q
period 2019-09-30
HENRY JACK & ASSOCIATES INC
filed 2019-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒
As of October 28, 2019, the Registrant had 76,936,904 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements are identified at “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2019	June 30, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,679	$93,628
Receivables, net	234,362	310,080
Income tax receivable	—	17,817
Prepaid expenses and other	102,189	106,466
Deferred costs	44,347	35,102
Assets held for sale	6,546	6,355
Total current assets	484,123	569,448
PROPERTY AND EQUIPMENT, net	274,531	272,474
OTHER ASSETS:
Non-current deferred costs	96,813	90,084
Computer software, net of amortization	331,470	318,969
Other non-current assets	212,253	134,743
Customer relationships, net of amortization	106,702	100,653
Other intangible assets, net of amortization	34,056	31,514
Goodwill	686,030	666,944
Total other assets	1,467,324	1,342,907
Total assets	$2,225,978	$2,184,829
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,621	$9,850
Accrued expenses	106,752	120,360
Accrued income taxes	5,874	—
Deferred revenues	266,831	339,752
Total current liabilities	393,078	469,962
LONG-TERM LIABILITIES:
Non-current deferred revenues	58,723	54,554
Non-current deferred income tax liability	221,962	217,010
Other long-term liabilities	75,555	14,290
Total long-term liabilities	356,240	285,854
Total liabilities	749,318	755,816
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,535,828 shares issued at September 30, 2019; 103,496,026 shares issued at June 30, 2019	1,035	1,035
Additional paid-in capital	475,222	472,029
Retained earnings	2,124,672	2,066,073
Less treasury stock at cost 26,607,603 shares at September 30, 2019; 26,507,903 shares at June 30, 2019	(1,124,269)	(1,110,124)
Total stockholders' equity	1,476,660	1,429,013
Total liabilities and equity	$2,225,978	$2,184,829
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2019	2018

REVENUE	$438,005	$392,543

EXPENSES
Cost of Revenue	245,791	220,112
Research and Development	24,591	24,026
Selling, General, and Administrative	49,436	45,183
Total Expenses	319,818	289,321

OPERATING INCOME	118,187	103,222

INTEREST INCOME (EXPENSE)
Interest Income	508	291
Interest Expense	(156)	(147)
Total Interest Income (Expense)	352	144

INCOME BEFORE INCOME TAXES	118,539	103,366

PROVISION/ (BENEFIT) FOR INCOME TAXES	29,169	19,815

NET INCOME	$89,370	$83,551

Basic earnings per share	$1.16	$1.08
Basic weighted average shares outstanding	76,972	77,188

Diluted earnings per share	$1.16	$1.08
Diluted weighted average shares outstanding	77,067	77,537

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2019	2018
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	103,496,026	103,278,562
Shares issued for equity-based payment arrangements	19,888	102,094
Shares issued for Employee Stock Purchase Plan	19,914	17,845
Shares, end of period	103,535,828	103,398,501

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,035	$1,033
Shares issued for equity-based payment arrangements	—	1
Balance, end of period	$1,035	$1,034

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$472,030	$464,138
Shares issued for equity-based payment arrangements	(1)	(1)
Tax withholding related to share based compensation	(2,072)	(13,256)
Shares issued for Employee Stock Purchase Plan	2,412	2,217
Stock-based compensation expense	2,853	1,771
Balance, end of period	$475,222	$454,869

RETAINED EARNINGS:
Balance, beginning of period	$2,066,073	$1,912,933
Net income	89,370	83,551
Dividends	(30,771)	(28,563)
Balance, end of period	$2,124,672	$1,967,921

TREASURY STOCK:
Balance, beginning of period	$(1,110,124)	$(1,055,260)
Purchase of treasury shares	(14,145)	—
Balance, end of period	$(1,124,269)	$(1,055,260)

TOTAL STOCKHOLDERS' EQUITY	$1,476,660	$1,368,564

Dividends declared per share	$0.40	$0.37

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$89,370	$83,551
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,708	10,903
Amortization	29,380	27,827
Change in deferred income taxes	2,359	730
Expense for stock-based compensation	2,853	1,771
(Gain)/loss on disposal of assets and businesses	8	30
Changes in operating assets and liabilities:
Change in receivables	77,123	98,708
Change in prepaid expenses, deferred costs and other	(13,486)	(33,076)
Change in accounts payable	1,865	(5,782)
Change in accrued expenses	(35,270)	(4,278)
Change in income taxes	25,081	18,501
Change in deferred revenues	(68,939)	(52,151)
Net cash from operating activities	123,052	146,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(30,285)	—
Capital expenditures	(13,101)	(24,001)
Proceeds from the sale of assets	10	33
Purchased software	(2,424)	(1,626)
Computer software developed	(28,475)	(26,669)
Purchase of investments	(1,150)	—
Net cash from investing activities	(75,425)	(52,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(14,145)	—
Dividends paid	(30,771)	—
Proceeds from issuance of common stock upon exercise of stock options	—	1
Tax withholding payments related to share based compensation	(2,072)	(13,257)
Proceeds from sale of common stock	2,412	2,217
Net cash from financing activities	(44,576)	(11,039)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$3,051	$83,432
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$93,628	$31,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,679	$114,872

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2019 and 2018 equals the Company’s net income.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2019 totaled $384,896 and at June 30, 2019 totaled $388,481.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $736,825 and $707,518 at September 30, 2019 and June 30, 2019, respectively.
Purchase of Investments
During fiscal 2018, the Company made an investment of $5,000 for the purchase of preferred stock of Automated Bookkeeping, Inc ("Autobooks"). During the first quarter of fiscal 2020, the Company made an additional investment in Autobooks of $1,000, for a total investment at September 30, 2019 of $6,000, representing a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of the investment has not been estimated, as estimation is not practicable. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
During the first quarter of fiscal 2020, the Company invested $150 for interests in a renewable energy investment tax credit fund. The investment is included within other non-current assets on the Company's balance sheet. At September 30, 2019, the Company had commitments to invest an additional $14,850 for interests in the renewable energy investment tax credit fund that it expects to fund during the remainder of fiscal 2020.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2019, there were 26,608 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,383 additional shares. The total cost of treasury shares at September 30, 2019 is $1,124,269. During the first three months of fiscal 2020, the Company repurchased 100 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.

Income Taxes
Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2019. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2019, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2019, the results of its operations for the three months ended September 30, 2019 and 2018, changes in stockholders' equity for the three months ended September 30, 2019 and 2018, and its cash flows for the three months ended September 30, 2019 and 2018. The condensed consolidated balance sheet at June 30, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2:     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
The FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases, in February 2016. This ASU aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and requiring disclosure of key information regarding leasing arrangements to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Specifically, the standard requires operating lease commitments to be recorded on the balance sheet as operating lease liabilities and right-of-use assets, and the cost of those operating leases to be amortized on a straight-line basis.
The Company adopted the new standard effective July 1, 2019 using the optional transition method in ASU 2018-11. Under this method, the Company did not adjust its comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the effective date. The Company elected the package of practical expedients permitted under the new standard, which among other things, allows it to carry forward its historical lease classifications. In addition, the Company has made a policy election to keep leases with an initial term of twelve months or less off of the balance sheet. The Company also elected the practical expedient to not separate the non-lease components of a contract from the lease component to which they relate.
The adoption of standard resulted in the recognition of lease liabilities of $77,393 and right-to-use assets of $74,084 as of July 1, 2019. Adoption of the standard did not have a material impact on the Company’s condensed consolidated statements of income or condensed consolidated statements of cash flows.
Not Yet Adopted
In August of 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU will be effective for the Company on July 1, 2020, with early adoption permitted. The Company plans to early adopt ASU No. 2018-15 on January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt ASU No. 2017-04 when required and does not expect the adoption to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, with an allowance for credit losses valuation account that is deducted to present the net carrying value at the amount expected to be collected. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU No. 2016-13 when required and is evaluating the impact on its consolidated financial statements.

NOTE 3.    REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from data processing, transaction processing, software licensing and related services, professional services, and hardware sales.
Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 11, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Three Months Ended September 30,
	2019	2018
Processing	$159,197	$145,975

Outsourcing & Cloud	108,583	97,359
Product Delivery & Services	71,361	57,964
In-House Support	98,864	91,245
Services & Support	278,808	246,568

Total Revenue	$438,005	$392,543

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2019	June 30, 2019
Receivables, net	$234,362	$310,080
Contract Assets- Current	21,233	21,446
Contract Assets- Non-current	54,330	50,640
Contract Liabilities (Deferred Revenue)- Current	266,831	339,752
Contract Liabilities (Deferred Revenue)- Non-current	$58,723	$54,554

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
During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $94,054 and $88,121, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2019, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,691,321. The Company expects to recognize approximately 28% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $246,387 and $231,273, at September 30, 2019 and June 30, 2019, respectively.
For the three months ended September 30, 2019 and 2018, amortization of deferred contract costs was $31,393 and $26,821, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Fair value of financial assets, included in cash and cash equivalents, and financial liabilities is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2019
Financial Assets:
Money market funds	$87,308	$—	$—	$87,308
June 30, 2019
Financial Assets:
Money market funds	$81,945	$—	$—	$81,945

Non-Recurring Fair Value Measurements
September 30, 2019
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2019
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the third quarter of fiscal 2020.

NOTE 5.    LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the three months ended September 30, 2019 reflect the application of ASC 842 while the reported results for the three months ended September 30, 2018 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior period.
The Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases. The Company elected the package of practical expedients permitted under the transition guidance within ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and equipment leases. ROU assets and lease liabilities are recognized at commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date for both real estate and equipment leases. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization and term to align with the terms of the lease. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term.
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 1 to 11 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At September 30, 2019, the Company had operating lease assets of $70,976. Total operating lease liabilities of $74,230 were comprised of current operating lease liabilities of $12,042 and noncurrent operating lease liabilities of $62,188.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $3,436 as of September 30, 2019.
Operating lease costs for the three months ended September 30, 2019 were $4,007 and included approximately $879 of variable lease costs.
Operating lease expense is included within cost of services, research and development and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
Operating cash flows from operating leases for the three months ended September 30, 2019 were $3,927 and right-of-use assets obtained in exchange for operating lease liabilities were $1,370.
As of September 30, 2019, the weighted-average remaining lease term for the Company's operating leases was 84 months and the weighted-average discount rate was 2.96%.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2019:

Due dates	Future Minimum Rental Payments

2020 (remaining period)	$10,609
2021	13,847
2022	12,442
2023	10,785
2024	8,635
Thereafter	26,608
Total lease payments	$82,926
Less: interest	(8,696)
Present value of lease liabilities	$74,230
Operating lease payments include $8,976 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2019, there were no legally binding lease payments for leases signed but not yet commenced.
Maturity of Lease Liabilities under ASC 840
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Due dates	Future Minimum Rental Payments

2020	$15,559
2021	13,539
2022	11,860
2023	10,169
2024	8,835
Thereafter	11,671
Total lease payments	$71,633
Rent expense for all operating leases was $15,196 during the year ended June 30, 2019.

NOTE 6.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. There was no outstanding credit facility balance at either September 30, 2019 or at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At September 30, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2019.
Interest
The Company paid interest of $97 and $65 during the three months ended September 30, 2019 and 2018, respectively.

NOTE 7.    INCOME TAXES
The effective tax rate was 24.6% of income before income taxes for the quarter ended September 30, 2019, compared to 19.2% for the same quarter of the prior fiscal year. The increase to the Company's tax rate was primarily due to the difference in impact of stock-based compensation. A significant excess tax benefit was recognized in the prior year quarter from stock-based compensation. The stock-based compensation resulted in an excess tax deficiency in the current quarter.
The Company paid income taxes, net of refunds, of $1,090 in the three months ended September 30, 2019 and paid income taxes of $388 and received refunds of $679 in the three months ended September 30, 2018.
At September 30, 2019, the Company had $11,596 of gross unrecognized tax benefits, $10,815 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,771 and $1,413 related to uncertain tax positions at September 30, 2019 and 2018, respectively.
The U.S. federal and state income tax returns for fiscal 2016 and all subsequent years remain subject to examination as of September 30, 2019 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 - $4,000 within twelve months of September 30, 2019.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2019 and 2018 included $2,853 and $1,771 of stock-based compensation costs, respectively.
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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2019	32	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2019	32	$87.27	$1,860
Vested and Expected to Vest September 30, 2019	32	$87.27	$1,860
Exercisable September 30, 2019	32	$87.27	$1,860

At September 30, 2019, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of September 30, 2019 was 6.75 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of September 30, 2019, as well as activity for the three months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2019	6	$87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding September 30, 2019	—	$—

At September 30, 2019, there was no compensation expense yet to be recognized related to non-vested restricted stock share awards.
The following table summarizes non-vested restricted stock unit awards as of September 30, 2019, as well as activity for the three months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2019	298	$107.00
Granted	3	130.61
Vested	(31)	75.34
Forfeited	(51)	74.59
Outstanding September 30, 2019	219	$119.42	$31,910

The 3 unit awards granted in fiscal 2020 were valued at the weighted-average fair value of the non-vested unit awards based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
At September 30, 2019, there was $10,841 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.17 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2019	2018
Net Income	$89,370	$83,551
Common share information:
Weighted average shares outstanding for basic earnings per share	76,972	77,188
Dilutive effect of stock options and restricted stock	95	349
Weighted average shares outstanding for diluted earnings per share	77,067	77,537
Basic earnings per share	$1.16	$1.08
Diluted earnings per share	$1.16	$1.08

Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2019 and 2018. Stock options and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock shares excluded for the quarter ended September 30, 2019 and no anti-dilutive stock options or restricted stock shares excluded for the quarter ended September 30, 2018.

NOTE 10.    BUSINESS ACQUISITIONS
Geezeo
On July 1, 2019, the Company acquired all of the equity interest of Geezeo for $37,776 paid in cash. The primary reason for the acquisition was to expand the Company's digital financial management solutions and was funded by cash generated from operations. Geezeo is a Boston-based provider of retail and business digital financial management solutions.
Management has completed a preliminary purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of July 1, 2019 are set forth below:

Current assets	$9,018
Long-term assets	397
Identifiable intangible assets	19,114
Non-current deferred income tax liability	(2,593)
Total other liabilities assumed	(7,247)
Total identifiable net assets	18,689
Goodwill	19,087
Net assets acquired	$37,776
The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and continues to evaluate the income tax implications of this business combination.
The goodwill of $19,087 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Geezeo, together with the value of

Geezeo assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is not deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $10,522, computer software of $5,791, and other intangible assets of $2,801. The amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years for each.
Current assets were inclusive of cash acquired of $7,492. The fair value of current assets acquired included accounts receivable of $1,373, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Geezeo in fiscal 2020 totaled $25 for professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the first quarter of fiscal 2020 included revenue of $2,392 and after-tax net income of $38 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
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
The Company's condensed consolidated statements of income for the first quarter of fiscal 2020 included revenue of $44 and after-tax net loss of $175 resulting from BOLTS' operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

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
The Company's condensed consolidated statements of income for the first quarter of fiscal 2020 included revenue of $549 and after-tax net income of $165 resulting from Agiletics' operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

NOTE 11.    REPORTABLE SEGMENT INFORMATION
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
An immaterial adjustment was made to reclassify revenue recognized in fiscal 2019 from the Complementary to the Core Segment to be consistent with the current year's allocation of revenue by segment. For the three months ended September 30, 2019, the amount reclassified totaled $1,603.

	Three Months Ended
	September 30, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$148,090	$17,308	$98,451	$14,959	$278,808
Processing	7,806	132,438	18,744	209	159,197
Total Revenue	155,896	149,746	117,195	15,168	438,005

Cost of Revenue	63,306	76,624	46,674	59,187	245,791
Research and Development					24,591
Selling, General, and Administrative					49,436
Total Expenses					319,818

SEGMENT INCOME	$92,590	$73,122	$70,521	$(44,019)

OPERATING INCOME					118,187

INTEREST INCOME (EXPENSE)					352

INCOME BEFORE INCOME TAXES					$118,539

	Three Months Ended
	September 30, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$131,991	$12,770	$88,460	$13,347	$246,568
Processing	7,164	121,427	17,245	139	145,975
Total Revenue	139,155	134,197	105,705	13,486	392,543

Cost of Revenue	59,216	65,707	41,830	53,359	220,112
Research and Development					24,026
Selling, General, and Administrative					45,183
Total Expenses					289,321

SEGMENT INCOME	$79,939	$68,490	$63,875	$(39,873)

OPERATING INCOME					103,222

INTEREST INCOME (EXPENSE)					144

INCOME BEFORE INCOME TAXES					$103,366

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 12: SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2019.
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
RESULTS OF OPERATIONS
In the first quarter of fiscal 2020, total revenue increased 12%, or $45,462, compared to the same quarter in the prior year. Excluding an increase of $7,004 for deconversion fees quarter-over-quarter, and excluding revenue of $2,392 from the company acquired in fiscal 2020, total revenue increased 9% for the quarter.
Operating expenses increased 11% compared to the first quarter of fiscal 2019. Direct cost of product increased, including costs related to our new card payment processing platform and faster payments initiatives. Higher personnel costs were primarily due to the headcount increase of 2% at September 30, 2019 compared to September 30, 2018, contributing to increased salaries and benefits. Other reasons for the increase include increased hardware costs and higher amortization expense primarily related to developed software.
Operating income increased 14% for the first quarter. Excluding deconversion fees and income from fiscal 2020 acquisitions, operating income increased 9%.
The provision for income taxes increased 47% compared to the prior year first quarter, primarily due to the increase in operating income as stated above, and an increased effective tax rate caused by differences in the tax impacts of stock-based compensation quarter-over-quarter. The effective tax rate for the first quarter was 24.6% compared to 19.2% in the same quarter a year ago.
The above changes led to an increase in net income of 7% for the first quarter of fiscal 2020 compared to the first quarter in fiscal 2019.
We move into the second quarter of fiscal 2020 following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ending September 30, 2019 follows. Discussions compare the current three months ending September 30, 2019 to the prior year's three months ending September 30, 2018.

REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2019	2018
Services and Support	$278,808	$246,568	13%
Percentage of total revenue	64%	63%
Services and Support revenue increased 13% in the first quarter of fiscal 2020 compared to the same quarter last year. Excluding deconversion fees from each period, which increased $7,004 compared to the prior year quarter, and $2,392 of revenue from Geezeo, acquired in fiscal 2020, services and support revenue grew 10%. That increase was primarily due to organic growth in software usage and subscription fees within 'in-house support' revenue and data processing and hosting fees, which fall within our 'outsourcing and cloud' revenue stream.

Processing	Three Months Ended September 30,		% Change
	2019	2018
Processing	$159,197	$145,975	9%
Percentage of total revenue	36%	37%
Processing revenue increased 9% in the first quarter of fiscal 2020 compared to the same quarter last fiscal year, primarily due to increased transaction volumes within card processing and remittance fees.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2019	2018
Cost of Revenue	$245,791	$220,112	12%
Percentage of total revenue	56%	56%
Cost of revenue for the first quarter of fiscal 2020 increased 12% over the prior year, but remained consistent as a percentage of total revenue. Excluding costs related to deconversions and the fiscal 2020 acquisition, the cost of revenue increase was 11%. The increase was driven by higher direct costs of product, including spending related to the ongoing project to expand our credit and debit card platform leading to higher direct costs as a percentage of revenue; higher salaries and benefits; increased hardware costs; and increased amortization expense related to developed software. However, the pressure on margins from these costs was offset by a decrease in overhead costs as a percentage of revenue due to ongoing cost control efforts.

Research and Development	Three Months Ended September 30,		% Change
	2019	2018
Research and Development	$24,591	$24,026	2%
Percentage of total revenue	6%	6%
Research and development expense increased 2% for the first quarter of fiscal 2020. This increase was primarily due to increased salary and personnel costs due to a headcount increase at September 30, 2019 compared to a year ago. The quarter remained consistent with the prior year as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2019	2018
Selling, General, and Administrative	$49,436	$45,183	9%
Percentage of total revenue	11%	12%

The 9% increase in selling, general and administrative expense in the current quarter was mainly due to increased salaries and benefits primarily due to a 2% increase in headcount over the prior year quarter and pay raises occurring within the trailing twelve month period. Selling, general and administrative expenses decreased as a percentage of total revenue versus the prior year quarter.

INTEREST INCOME AND EXPENSE	Three Months Ended September 30,		% Change
	2019	2018
Interest Income	$508	$291	75%
Interest Expense	$(156)	$(147)	6%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense remained substantially consistent when compared to the prior year period due to no outstanding borrowings on our revolving credit facility during the first quarter of fiscal 2020 and 2019.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2019	2018
Provision for Income Taxes	$29,169	$19,815	47%
Effective Rate	24.6%	19.2%
The increase in the effective tax rate in the first quarter of fiscal 2020 was primarily due to the change in the impact of stock-based compensation quarter-over-quarter. A significant excess tax benefit was recognized in the prior year quarter from stock-based compensation, and stock-based compensation resulted in an excess tax deficiency in the current quarter.
NET INCOME
Net income increased 7% to $89,370, or $1.16 per diluted share for the first quarter of fiscal 2020, compared to $83,551, or $1.08 per diluted share, in the same period of fiscal 2019, resulting in a 8% increase in diluted earnings per share. The increase in net income is primarily attributable to the growth in our product lines and higher deconversion fees, partially offset by the increase in effective tax rate compared to the prior year quarter.

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

Core
	Three Months Ended September 30,		% Change
	2019	2018
Revenue	$155,896	$139,155	12%
Cost of Revenue	$63,306	$59,216	7%
Revenue in the Core segment increased 12% and cost of revenue increased 7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Excluding deconversion fees, which totaled $7,133 for the first quarter of fiscal 2020 compared to $3,985 for the first quarter of fiscal 2019, revenue in the Core segment increased 10%. The increased revenue was driven primarily by increased outsourcing and cloud revenue. Cost of revenue decreased 2% as a percentage of revenue.

Payments
	Three Months Ended September 30,		% Change
	2019	2018
Revenue	$149,746	$134,197	12%
Cost of Revenue	$76,624	$65,707	17%
Revenue in the Payments segment increased 12% for the first quarter of fiscal 2020 compared to the equivalent quarter last fiscal year. Excluding deconversion revenue of $4,970 from the first quarter of fiscal 2020 and $2,073 from the first quarter of fiscal 2019, revenue increased 10% in the Payments segment. The improvement was primarily due to increased remittance and card revenue within the processing line. Cost of revenue increased 17%, mainly due to increased spending related to the ongoing project to expand our credit and debit card processing platform, as well as increased personnel costs. Cost of revenue increased 2% as a percentage of revenue.

Complementary
	Three Months Ended September 30,		% Change
	2019	2018
Revenue	$117,195	$105,705	11%
Cost of Revenue	$46,674	$41,830	12%
Revenue in the Complementary segment increased 11% for the quarter, or 8% after excluding deconversion revenue from each period, which totaled $2,768 and $1,792 for the quarters ended September 30, 2019 and 2018, respectively, and excluding revenue of $2,392 from the fiscal 2020 acquisition. The increase was driven by increased in-house support and outsourcing and cloud revenue within our services and support revenue line. Cost of revenue increased 12% for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, but remained a consistent percentage of revenue.

Corporate and Other
	Three Months Ended September 30,		% Change
	2019	2018
Revenue	$15,168	$13,486	12%
Cost of Revenue	$59,187	$53,359	11%
Revenue in the Corporate and Other segment increased for the first quarter due to increased services and support revenue primarily from hardware. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the first quarter is primarily related to increased salaries and benefits from an increase in headcount over the prior year quarter and pay raises occurring within the trailing twelve month period, as well as increased direct product costs.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $96,679 at September 30, 2019 from $93,628 at June 30, 2019.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2019	2018
Net income	$89,370	$83,551
Non-cash expenses	47,308	41,261
Change in receivables	77,123	98,708
Change in deferred revenue	(68,939)	(52,151)
Change in other assets and liabilities	(21,810)	(24,635)
Net cash provided by operating activities	$123,052	$146,734
Cash provided by operating activities decreased 16% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2020 totaled $75,425 and included: a payment for the acquisition of Geezeo totaling $30,285, net of cash acquired; $28,475 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $13,101; $2,424 for the purchase and development of internal use software; and $1,150 for purchase of investments. This was partially offset by $10 of proceeds from asset sales. Cash used in investing activities for the first three months of fiscal 2019 totaled $52,263 and included $26,669 for the development of software; capital expenditures of $24,001; and $1,626 for the purchase and development of internal use software, partially offset by $33 of proceeds from the sale of assets.
Financing activities used cash of $44,576 for the first three months of fiscal 2020, including dividends paid to stockholders of $30,771, $14,145 for the purchase of treasury shares, and $340 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash in the first three months of fiscal 2019 totaling $11,039, all of which was net cash outflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $13,101 and $24,001 for the three months ending September 30, 2019 and September 30, 2018, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2020 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2019, there were 26,608 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,383 additional shares. The total cost of treasury shares at September 30, 2019 is $1,124,269. During the first three months of fiscal 2020, the Company repurchased 100 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of September 30, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. At September 30, 2019, there was no outstanding revolving loan balance. There was also no balance outstanding at June 30, 2019.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At September 30, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2019.

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
We have no outstanding debt with variable interest rates as of September 30, 2019, and are therefore not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1 - July 31, 2019	2,255	$133.92	—	3,482,713
August 1 - August 31, 2019	50,000	139.46	50,000	3,432,713
September 1 - September 30, 2019	49,700	144.32	49,700	3,383,013
Total	101,955	141.71	99,700	3,383,013

(1) 99,700 shares were purchased through a publicly announced repurchase plan. There were 2,255 shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.        EXHIBITS

31.1	Certification of the Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document- the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and June 30, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 8, 2019	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	November 8, 2019	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer