Form 10-Q
period 2019-12-31
HENRY JACK & ASSOCIATES INC
filed 2020-02-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
As of January 28, 2020, the Registrant had 76,719,595 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.  Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the year ended June 30, 2019, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2019	June 30, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,513	$93,628
Receivables, net	204,703	310,080
Income tax receivable	—	17,817
Prepaid expenses and other	99,298	106,466
Deferred costs	44,862	35,102
Assets held for sale	6,355	6,355
Total current assets	427,731	569,448
PROPERTY AND EQUIPMENT, net	278,695	272,474
OTHER ASSETS:
Non-current deferred costs	101,304	90,084
Computer software, net of amortization	337,602	318,969
Other non-current assets	218,564	134,743
Customer relationships, net of amortization	102,807	100,653
Other intangible assets, net of amortization	34,404	31,514
Goodwill	686,332	666,944
Total other assets	1,481,013	1,342,907
Total assets	$2,187,439	$2,184,829
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,670	$9,850
Accrued expenses	116,383	120,360
Accrued income taxes	676	—
Deferred revenues	215,425	339,752
Total current liabilities	343,154	469,962
LONG-TERM LIABILITIES:
Non-current deferred revenues	61,579	54,554
Non-current deferred income tax liability	223,737	217,010
Other long-term liabilities	72,223	14,290
Total long-term liabilities	357,539	285,854
Total liabilities	700,693	755,816
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,572,129 shares issued at December 31, 2019; 103,496,026 shares issued at June 30, 2019	1,036	1,035
Additional paid-in capital	481,005	472,029
Retained earnings	2,166,039	2,066,073
Less treasury stock at cost 26,857,903 shares at December 31, 2019; 26,507,903 shares at June 30, 2019	(1,161,334)	(1,110,124)
Total stockholders' equity	1,486,746	1,429,013
Total liabilities and equity	$2,187,439	$2,184,829
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

REVENUE	$419,119	$386,275	$857,124	$778,818

EXPENSES
Cost of Revenue	249,267	227,284	495,058	447,396
Research and Development	27,187	23,990	51,778	48,016
Selling, General, and Administrative	48,961	46,797	98,396	91,979
Total Expenses	325,415	298,071	645,232	587,391

OPERATING INCOME	93,704	88,204	211,892	191,427

INTEREST INCOME (EXPENSE)
Interest Income	346	252	853	542
Interest Expense	(156)	(148)	(312)	(295)
Total Interest Income (Expense)	190	104	541	247

INCOME BEFORE INCOME TAXES	93,894	88,308	212,433	191,674

PROVISION FOR INCOME TAXES	21,796	20,219	50,965	40,034

NET INCOME	$72,098	$68,089	$161,468	$151,640

Basic earnings per share	$0.94	$0.88	$2.10	$1.96
Basic weighted average shares outstanding	76,879	77,216	76,926	77,202

Diluted earnings per share	$0.94	$0.88	$2.10	$1.96
Diluted weighted average shares outstanding	76,935	77,409	77,001	77,474

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,535,828	103,398,501	103,496,026	103,278,562
Shares issued for equity-based payment arrangements	18,594	13,303	38,482	115,397
Shares issued for Employee Stock Purchase Plan	17,707	16,612	37,621	34,457
Shares, end of period	103,572,129	103,428,416	103,572,129	103,428,416

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,035	$1,034	$1,035	$1,033
Shares issued for equity-based payment arrangements	1	—	1	1
Balance, end of period	$1,036	$1,034	$1,036	$1,034

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$475,222	$454,869	$472,030	$464,138
Shares issued for equity-based payment arrangements	—	—	(1)	(1)
Tax withholding related to share based compensation	(553)	(227)	(2,625)	(13,484)
Shares issued for Employee Stock Purchase Plan	2,191	1,972	4,603	4,189
Stock-based compensation expense	4,145	3,374	6,998	5,146
Balance, end of period	$481,005	$459,988	$481,005	$459,988

RETAINED EARNINGS:
Balance, beginning of period	$2,124,672	$1,967,921	$2,066,073	$1,912,933
Net income	72,098	68,089	161,468	151,640
Dividends	(30,731)	(28,541)	(61,502)	(57,104)
Balance, end of period	$2,166,039	$2,007,469	$2,166,039	$2,007,469

TREASURY STOCK:
Balance, beginning of period	$(1,124,269)	$(1,055,260)	$(1,110,124)	$(1,055,260)
Purchase of treasury shares	(37,065)	(21,276)	(51,210)	(21,276)
Balance, end of period	$(1,161,334)	$(1,076,536)	$(1,161,334)	$(1,076,536)

TOTAL STOCKHOLDERS' EQUITY	$1,486,746	$1,391,955	$1,486,746	$1,391,955

Dividends declared per share	$0.40	$0.37	$0.80	$0.74

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,468	$151,640
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	25,364	22,470
Amortization	58,873	56,146
Change in deferred income taxes	4,134	1,256
Expense for stock-based compensation	6,998	5,146
(Gain)/loss on disposal of assets	(103)	(22)
Changes in operating assets and liabilities:
Change in receivables	106,782	113,563
Change in prepaid expenses, deferred costs and other	(21,911)	(49,918)
Change in accounts payable	(262)	(10,535)
Change in accrued expenses	(28,702)	4,658
Change in income taxes	19,861	12,654
Change in deferred revenues	(117,489)	(115,014)
Net cash from operating activities	215,013	192,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(30,376)	(19,981)
Capital expenditures	(30,758)	(32,968)
Proceeds from the sale of assets	326	76
Purchased software	(5,551)	(2,694)
Computer software developed	(57,886)	(54,086)
Purchase of investments	(1,150)	—
Net cash from investing activities	(125,395)	(109,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(51,210)	(21,276)
Dividends paid	(61,502)	(57,104)
Proceeds from issuance of common stock upon exercise of stock options	—	1
Tax withholding payments related to share based compensation	(2,624)	(13,485)
Proceeds from sale of common stock	4,603	4,189
Net cash from financing activities	(110,733)	(87,675)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(21,115)	$(5,284)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$93,628	$31,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,513	$26,156

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries (“JHA” or the “Company”) is a provider of integrated computer systems and services. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and implementation services for financial institutions to utilize JHA systems, and by providing other related services. JHA also provides continuing support and services to customers using on-premise or outsourced systems.
Consolidation
The condensed consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2019 and 2018 equals the Company’s net income.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2019 totaled $397,244 and at June 30, 2019 totaled $388,481.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $766,312 and $707,518 at December 31, 2019 and June 30, 2019, respectively.
Purchase of Investments
At June 30, 2019, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $5,000. During the first quarter of fiscal 2020, the Company made an additional investment in Autobooks of $1,000, for a total investment at December 31, 2019 of $6,000, representing a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2019, there were 26,858 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,133 additional shares. The total cost of treasury shares at December 31, 2019 is $1,161,334. During the first six months of fiscal 2020, the Company repurchased 350 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
Income Taxes
Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expenses are recognized on the full amount of deferred benefits for uncertain tax positions. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2019, the results of its operations for the three and six months ended December 31, 2019 and 2018, changes in stockholders' equity for the three and six months ended December 31, 2019 and 2018, and its cash flows for the six months ended December 31, 2019 and 2018. The condensed consolidated balance sheet at June 30, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

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
Not Yet Adopted
In December of 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU will be effective for the Company on July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt ASU No. 2019-12 when required, or sooner as allowed, and is assessing the timing of adoption and evaluating the impact on its consolidated financial statements.

In August of 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU will be effective for the Company on July 1, 2020, with early adoption permitted. The Company plans to early adopt ASU No. 2018-15 for its fiscal 2020 third quarter and, since the adoption will be prospective, there will be no material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt ASU No. 2017-04 when required and does not expect the adoption to have a material impact on its consolidated financial statements.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Outsourcing & Cloud	$115,897	$100,066	$224,480	$197,425
Product Delivery & Services	61,709	58,794	133,070	116,758
In-House Support	77,598	78,462	176,462	169,707
Services & Support	255,204	237,322	534,012	483,890

Processing	163,915	148,953	323,112	294,928

Total Revenue	$419,119	$386,275	$857,124	$778,818

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2019	June 30, 2019
Receivables, net	$204,703	$310,080
Contract Assets- Current	21,872	21,446
Contract Assets- Non-current	60,168	50,640
Contract Liabilities (Deferred Revenue)- Current	215,425	339,752
Contract Liabilities (Deferred Revenue)- Non-current	$61,579	$54,554

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
During the three months ended December 31, 2019 and 2018, the Company recognized revenue of $84,613 and $93,656, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2019 and 2018, the Company recognized revenue of $155,625 and $164,051, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2019, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,901,517. The Company expects to recognize approximately 27% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $255,922 and $231,273, at December 31, 2019 and June 30, 2019, respectively.
For the three months ended December 31, 2019 and 2018, amortization of deferred contract costs was $27,821 and $25,435, respectively. During the six months ended December 31, 2019 and 2018, amortization of deferred contract costs totaled $59,214 and $52,257, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2019
Financial Assets:
Money market funds	$55,376	$—	$—	$55,376
June 30, 2019
Financial Assets:
Money market funds	$81,945	$—	$—	$81,945

Non-Recurring Fair Value Measurements
December 31, 2019
Long-lived assets held for sale	$—	$1,300	$—	$1,300
June 30, 2019
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300
(a) In accordance with ASC Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets are expected to be disposed of by sale in the third quarter of fiscal 2020.

NOTE 5.    LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the three and six months ended December 31, 2019 reflect the application of ASC 842 while the reported results for the three and six months ended December 31, 2018 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior period.
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
At December 31, 2019, the Company had operating lease assets of $67,727. Total operating lease liabilities of $70,971 were comprised of current operating lease liabilities of $12,094 and noncurrent operating lease liabilities of $58,877.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $6,826 as of December 31, 2019.
Operating lease costs for the three and six months ended December 31, 2019 were $4,024 and $8,031, respectively, and included approximately $780 and $1,659, respectively, of variable lease costs.
Operating lease expense is included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
Operating cash flows from operating leases for the six months ended December 31, 2019 were $7,803 and right-of-use assets obtained in exchange for operating lease liabilities were $1,370.
As of December 31, 2019, the weighted-average remaining lease term for the Company's operating leases was 83 months and the weighted-average discount rate was 2.96%.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2019:

Due dates	Future Minimum Rental Payments

2020 (remaining period)	$6,944
2021	13,678
2022	12,442
2023	10,785
2024	8,635
Thereafter	26,608
Total lease payments	$79,092
Less: interest	(8,121)
Present value of lease liabilities	$70,971
Operating lease payments include $4,750 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2019, there were no legally binding lease payments for leases signed but not yet commenced.

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

NOTE 6.    DEBT
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one-month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. A new 5-year revolving credit facility is anticipated to be in place prior to the termination date. There was no outstanding credit facility balance at either December 31, 2019 or at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At December 31, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2019.
Interest
The Company paid interest of $193 and $192 during the six months ended December 31, 2019 and 2018, respectively.

NOTE 7.    INCOME TAXES
The effective tax rate was 23.2% of income before income taxes for the quarter ended December 31, 2019, compared to 22.9% for the same quarter of the prior fiscal year. For the six months ended December 31, 2019, the effective tax rate was 24.0% compared to 20.9% for the six months ended December 31, 2018. The increase to the Company's tax rate was primarily due to the difference in impact of stock-based compensation. The tax benefits recognized from stock-based compensation in the prior year significantly exceeded the tax benefits recognized in the current year.
The Company paid income taxes, net of refunds, of $26,262 in the six months ended December 31, 2019 and paid income taxes, net of refunds, of $25,211 in the six months ended December 31, 2018.
At December 31, 2019, the Company had $11,463 of gross unrecognized tax benefits, $10,762 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,883 and $1,431 related to uncertain tax positions at December 31, 2019 and 2018, respectively.
The U.S. federal and state income tax returns for fiscal 2016 and all subsequent years remain subject to examination as of December 31, 2019 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 - $4,000 within twelve months of December 31, 2019.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2019 and 2018 included $4,145 and $3,374 of stock-based compensation costs, respectively. For the six months ended December 31, 2019 and 2018, stock-based compensation costs included in operating income totaled $6,998 and $5,146, respectively.
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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2019	32	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2019	32	$87.27	$1,850
Vested and Expected to Vest December 31, 2019	32	$87.27	$1,850
Exercisable December 31, 2019	32	$87.27	$1,850

At December 31, 2019, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of December 31, 2019 was 6.50 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of December 31, 2019, as well as activity for the six months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2019	6	$87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding December 31, 2019	—	$—

At December 31, 2019, there was no compensation expense yet to be recognized related to non-vested restricted stock share awards.

The following table summarizes non-vested restricted stock unit awards as of December 31, 2019, as well as activity for the six months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2019	298	$107.00
Granted	92	159.68
Vested	(53)	92.61
Forfeited	(54)	78.92
Outstanding December 31, 2019	283	$132.16	$41,238

For 52 of the unit awards granted in fiscal 2020 with only service requirements, the Company valued the awards at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
For 38 of the remaining 40 unit awards granted in fiscal 2020 with performance targets, the Company utilized a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. The remaining 2 unit awards granted in fiscal 2020 had other performance targets. Per the Company's award vesting and settlement provisions, approximately half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the compensation peer group made up of participants approved by the Company's Compensation Committee of the Board of Directors for fiscal year 2020, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the Standard & Poor's 1500 Information Technology Index (S&P 1500 IT Index) participants. The weighted average assumptions used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

	Compensation Peer Group	S&P 1500 IT Index
Volatility	16.7%	16.7%
Risk free interest rate	1.68%	1.68%
Dividend yield	1.1%	1.1%

Stock Beta	0.713	0.538

At December 31, 2019, there was $21,457 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.43 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Income	$72,098	$68,089	$161,468	$151,640
Common share information:
Weighted average shares outstanding for basic earnings per share	76,879	77,216	76,926	77,202
Dilutive effect of stock options and restricted stock	56	193	75	272
Weighted average shares outstanding for diluted earnings per share	76,935	77,409	77,001	77,474
Basic earnings per share	$0.94	$0.88	$2.10	$1.96
Diluted earnings per share	$0.94	$0.88	$2.10	$1.96

Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2019 and 2018. Stock options, restricted stock, and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 50 anti-dilutive stock options or restricted stock shares or units excluded for the quarter ended December 31, 2019 and 5 anti-dilutive stock options or restricted stock shares or units excluded for the quarter ended December 31, 2018. There were 37 anti-dilutive stock options or restricted stock shares or units excluded for the six months ended December 31, 2019 compared to 1 for the six months ended December 31, 2018.

NOTE 10.    BUSINESS ACQUISITIONS
Geezeo
On July 1, 2019, the Company acquired all of the equity interest of Geezeo for $37,776 paid in cash. The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by cash generated from operations. Geezeo is a Boston-based provider of retail and business digital financial management solutions.
Management has completed a preliminary purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of July 1, 2019 are set forth below:

Current assets	$8,927
Long-term assets	397
Identifiable intangible assets	19,114
Non-current deferred income tax liability	(2,593)
Total other liabilities assumed	(7,457)
Total identifiable net assets	18,388
Goodwill	19,388
Net assets acquired	$37,776
Measurement period adjustments were made during the second quarter of fiscal 2020 relating to accrued expenses and working capital, which resulted in adjustments to the goodwill amount recorded. The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and continues to evaluate the income tax implications of this business combination.
The goodwill of $19,388 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Geezeo, together with the value of Geezeo's assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is not deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $10,522, computer software of $5,791, and other intangible assets of $2,801. The amortization period for acquired customer relationships, computer software, and other intangible assets is 15 years for each.
Current assets were inclusive of cash acquired of $7,400. The fair value of current assets acquired included accounts receivable of $1,373, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Geezeo in fiscal 2020 totaled $30 for professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the three months ended December 31, 2019 included revenue of $2,040 and after-tax net income of $140 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the six months ended December 31, 2019 included revenue of $4,432 and after-tax net income of $178 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three and six months ended December 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

BOLTS Technologies, Inc
On October 5, 2018, the Company acquired all of the equity interest of BOLTS Technologies, Inc. ("BOLTS") for $15,046 paid in cash. The acquisition was funded by cash generated from operations. BOLTS is the developer of boltsOPEN, a next-generation digital account opening solution.
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
The Company's condensed consolidated statements of income for the three months ended December 31, 2019 included revenue of $43 and after-tax net loss of $188 resulting from BOLTS' operations. The Company's condensed consolidated statements of income for the three months ended December 31, 2018 included revenue of $35 and after-tax net loss of $246 resulting from BOLTS' operations.
The Company's condensed consolidated statements of income for the six months ended December 31, 2019 included revenue of $87 and after-tax net loss of $361 resulting from BOLTS' operations. The Company's condensed consolidated statements of income for the six months ended December 31, 2018 included revenue of $35 and after-tax net loss of $246 resulting from BOLTS' operations.
The accompanying condensed consolidated statements of income for the three and six months ended December 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

Agiletics, Inc.
On October 1, 2018, the Company acquired all of the equity interest of Agiletics, Inc. ("Agiletics") for $7,649 paid in cash. The acquisition was funded by cash generated from operations. Agiletics is a provider of escrow, investment, and liquidity management solutions for banks serving commercial customers.
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
The Company's condensed consolidated statements of income for the three months ended December 31, 2019 included revenue of $347 and after-tax net income of $72 resulting from Agiletics' operations. The Company's condensed consolidated statements of income for the three months ended December 31, 2018 included revenue of $193 and after-tax net loss of $111 resulting from Agiletics' operations.
The Company's condensed consolidated statements of income for the six months ended December 31, 2019 included revenue of $897 and after-tax net income of $237 resulting from Agiletics' operations. The Company's condensed consolidated statements of income for the six months ended December 31, 2018 included revenue of $193 and after-tax net loss of $111 resulting from Agiletics' operations.
The accompanying condensed consolidated statements of income for the three and six months ended December 31, 2019 and 2018 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or outsourced services) for banks and credit unions.
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
An immaterial adjustment was made during the first quarter of fiscal 2020 to reclassify revenue recognized in fiscal 2019 from the Complementary to the Core segment to be consistent with the current year's allocation of revenue by segment. The amount reclassified totaled $1,603 and is reflected in the segment table below for the six months ended December 31, 2018 .

	Three Months Ended
	December 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$130,782	$14,829	$94,478	$15,115	$255,204
Processing	7,587	137,215	19,006	107	163,915
Total Revenue	138,369	152,044	113,484	15,222	419,119

Cost of Revenue	61,243	79,135	48,019	60,870	249,267
Research and Development					27,187
Selling, General, and Administrative					48,961
Total Expenses					325,415

SEGMENT INCOME	$77,126	$72,909	$65,465	$(45,648)

OPERATING INCOME					93,704

INTEREST INCOME (EXPENSE)					190

INCOME BEFORE INCOME TAXES					$93,894

	Three Months Ended
	December 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$122,721	$13,108	$86,386	$15,107	$237,322
Processing	7,008	124,911	16,864	170	148,953
Total Revenue	129,729	138,019	103,250	15,277	386,275

Cost of Revenue	60,288	65,100	44,167	57,729	227,284
Research and Development					23,990
Selling, General, and Administrative					46,797
Total Expenses					298,071

SEGMENT INCOME	$69,441	$72,919	$59,083	$(42,452)

OPERATING INCOME					88,204

INTEREST INCOME (EXPENSE)					104

INCOME BEFORE INCOME TAXES					$88,308

	Six Months Ended
	December 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$278,873	$32,137	$192,929	$30,073	$534,012
Processing	15,392	269,654	37,750	316	323,112
Total Revenue	294,265	301,791	230,679	30,389	857,124

Cost of Revenue	124,549	155,759	94,693	120,057	495,058
Research and Development					51,778
Selling, General, and Administrative					98,396
Total Expenses					645,232

SEGMENT INCOME	$169,716	$146,032	$135,986	$(89,668)

OPERATING INCOME					211,892

INTEREST INCOME (EXPENSE)					541

INCOME BEFORE INCOME TAXES					$212,433

	Six Months Ended
	December 31, 2018
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$254,712	$25,878	$174,846	$28,454	$483,890
Processing	14,172	246,338	34,109	309	294,928
Total Revenue	268,884	272,216	208,955	28,763	778,818

Cost of Revenue	119,504	130,807	85,998	111,087	447,396
Research and Development					48,016
Selling, General, and Administrative					91,979
Total Expenses					587,391

SEGMENT INCOME	$149,380	$141,409	$122,957	$(82,324)

OPERATING INCOME					191,427

INTEREST INCOME (EXPENSE)					247

INCOME BEFORE INCOME TAXES					$191,674

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 12: SUBSEQUENT EVENTS
Dividend
On February 7, 2020, the Company's Board of Directors declared a cash dividend of $0.43 per share on its common stock, payable on March 19, 2020 to shareholders of record on March 2, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2019.
OVERVIEW
Jack Henry & Associates, Inc. ("JHA") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for on-premise installation and outsourced delivery in our private cloud.
Our two primary revenue streams are "Services and support" and "Processing." Services and support includes: "Outsourcing and cloud" fees that predominantly have contract terms of five years or longer at inception; "Product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "In-house support" revenue, which is composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "Remittance" revenue from payment processing, remote capture, and automated clearing house (ACH) transactions; "Card" fees, including card transaction processing and monthly fees; and "Transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
All dollar amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
In the second quarter of fiscal 2020, total revenue increased 9%, or $32,844, compared to the same quarter in the prior year. Excluding an increase of $1,105 for deconversion fees quarter over quarter, and excluding revenue of $2,040 from the company acquired in fiscal 2020, adjusted total revenue increased 8% for the quarter compared to the prior-year quarter.
Operating expenses increased 9% compared to the second quarter of fiscal 2019. Direct cost of revenue increased, primarily due to costs related to our new card payment processing platform and faster payments initiatives. Higher personnel costs were primarily due to a headcount increase of 3% at December 31, 2019 compared to December 31, 2018, contributing to increased salaries and benefits. Other reasons for the increase included higher depreciation and amortization expense primarily related to internally-developed software.
Operating income increased 6% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Excluding deconversion fees and income from the fiscal 2020 acquisition, the adjusted operating income increase quarter over quarter was the same at 6%.
The provision for income taxes increased 8% compared to the prior-year second quarter, primarily due to the increase in operating income as stated above, and an increased effective tax rate caused by differences in the tax impacts of stock-based compensation quarter over quarter. The effective tax rate for the second quarter was 23.2% compared to 22.9% in the same quarter a year ago.
The above changes led to an increase in net income of 6% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.
In the six months ended December 31, 2019, total revenue increased 10%, or $78,306, over the six months ended December 31, 2018. Deconversion fees in the fiscal year-to-date period increased $8,108 compared to the same six months in the prior fiscal year. Revenue from the fiscal 2020 acquisition totaled $4,432. Excluding deconversion revenue and revenue from the fiscal 2020 acquisition from each period, adjusted total revenue increased 9% period over period.
Operating expenses for the six months ended December 31, 2019 increased 10% compared to the equivalent period in the prior year, primarily due to costs related to our new card payment processing platform, increased headcount, and increased depreciation and amortization expense.
Operating income increased 11% for the fiscal year-to-date period compared to the same period last year. Excluding deconversion fees and income from the fiscal 2020 acquisition, adjusted operating income increased 8% period over period.

Provision for income taxes increased 27% compared to the prior year-to-date period, primarily due to to an increased effective tax rate caused by differences in the tax impacts of stock-based compensation, as well as the increase in operating income as stated above, period over period. The effective tax rate for the six months ended December 31, 2019 was 24.0% compared to 20.9% in the prior-year period.
The result of the above changes led to an increase in net income of 6% for the six months ended December 31, 2019 compared to the same period in fiscal 2019.
We move into the third quarter of fiscal 2020 following strong performance in the second quarter. Significant portions of our business continue to come from recurring revenues and our healthy sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ending December 31, 2019 follows. Discussions compare the current fiscal year's three and six months ending December 31, 2019 to the prior year's three and six months ending December 31, 2018.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Services and Support	$255,204	$237,322	8%	$534,012	$483,890	10%
Percentage of total revenue	61%	61%		62%	62%
Services and Support revenue increased 8% in the second quarter of fiscal 2020 compared to the same quarter last year. Excluding deconversion fees from each period, which increased $1,105 compared to the prior-year quarter, and $2,040 of revenue from Geezeo, acquired in fiscal 2020, services and support revenue grew 6% quarter over quarter. The adjusted increase was primarily driven by the growth in data processing and hosting fees, as well as increased implementation fees primarily related to our private cloud offerings and consulting fee revenue, quarter over quarter.
In the six months ended December 31, 2019, services and support revenue grew 10% over the six months ended December 31, 2018. Excluding deconversion fees from each period presented, which increased $8,108 compared to the prior year-to-date period, and $4,432 of revenue from the acquisition in fiscal 2020, services and support revenue grew 8% period over period. The adjusted increase was driven primarily by growth in data processing and hosting fees, as well as increased software usage, hardware revenue, implementation fees primarily related to our private cloud offerings, and consulting fee revenue when compared to the prior year-to-date period.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Processing	$163,915	$148,953	10%	$323,112	$294,928	10%
Percentage of total revenue	39%	39%		38%	38%
Processing revenue increased 10% in the second quarter of fiscal 2020 compared to the same quarter last fiscal year, primarily due to increased transaction volumes within card processing complemented by increases in each of the other two components.
Each component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 10% for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Cost of Revenue	$249,267	$227,284	10%	$495,058	$447,396	11%
Percentage of total revenue	59%	59%		58%	57%
Cost of revenue for the second quarter of fiscal 2020 increased 10% over the prior fiscal year second quarter, but remained consistent as a percentage of total revenue. Excluding costs related to deconversions and the fiscal 2020 acquisition, the cost of revenue increase was 9% quarter over quarter. The adjusted increase was due to higher costs associated with our card processing platform, higher salaries and benefits due to increased headcount, and increased depreciation and amortization expense primarily related to developed software.
For the fiscal year-to-date period, cost of revenue increased 11% over the same prior-year period and increased 1% as a percentage of revenue. Excluding costs related to deconversions and the fiscal 2020 acquisition, cost of revenue increased 10% period over period. The adjusted increase was due to the factors discussed above for the quarter, as well as increased cost of hardware related to higher revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Research and Development	$27,187	$23,990	13%	$51,778	$48,016	8%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense increased 13% for the second quarter of fiscal 2020 over the prior fiscal year second quarter. Excluding costs related to the fiscal 2020 acquisition, the research and development increase was 11% quarter over quarter. The adjusted increase was primarily due to increased personnel costs due to a headcount increase at December 31, 2019 compared to a year ago and pay raises occurring within the trailing twelve-month period. The quarter remained consistent with the prior fiscal year quarter as a percentage of total revenue.
For the fiscal year-to-date period, research and development expense increased 8% over the prior fiscal year-to-date period. Excluding costs related to the fiscal 2020 acquisition, the research and development increase was 6% period over period. The adjusted increase for the fiscal year-to-date period was also primarily due to increased personnel costs due to the headcount increase discussed above for the quarter and pay raises occurring within the trailing twelve-month period. The six months ended December 31, 2019 remained consistent with the same period a year ago as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Selling, General, and Administrative	$48,961	$46,797	5%	$98,396	$91,979	7%
Percentage of total revenue	12%	12%		11%	12%
Selling, general, and administrative expense increased 5% in the second quarter of fiscal 2020 over the same quarter in the prior fiscal year. Excluding costs related to deconversions and the fiscal 2020 acquisition, the selling, general, and administrative expense increase was 3% quarter over quarter. The adjusted increase was mainly due to increased salaries and benefits primarily due to a 2% increase in headcount over the prior-year quarter and pay raises occurring within the trailing twelve-month period. Selling, general, and administrative expense remained consistent as a percentage of total revenue this quarter versus the prior-year quarter.
For the fiscal year-to-date period, selling, general, and administrative expense increased 7% over the prior fiscal year-to-date period. Excluding costs related to deconversions and the fiscal 2020 acquisition, the selling, general and administrative expense increase was 5% period over period. The adjusted increase was primarily due to the factors listed above for the quarter. Selling, general, and administrative expense for the year-to-date period decreased 1% as a percentage of total revenue versus the prior fiscal year-to-date period due to ongoing cost control efforts.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Interest Income	$346	$252	37%	$853	$542	57%
Interest Expense	$(156)	$(148)	5%	$(312)	$(295)	6%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the second quarter and fiscal year-to-date period of fiscal 2020 and 2019. Interest expense remained substantially consistent when compared to the prior-year period due to no outstanding borrowings on our revolving credit facility, which resulted in payment of only commitment fees under the revolving credit facility.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Provision for Income Taxes	$21,796	$20,219	8%	$50,965	$40,034	27%
Effective Rate	23.2%	22.9%		24.0%	20.9%
The increase in effective tax rate in the three and six months ended December 31, 2019 was primarily due to the change in the impact of stock-based compensation quarter over quarter and period over period. The tax benefits recognized from stock-based compensation in the prior-year periods significantly exceeded the tax benefits recognized in the current-year periods.
NET INCOME
Net income increased 6% to $72,098, or $0.94 per diluted share, for the second quarter of fiscal 2020 compared to $68,089, or $0.88 per diluted share, in the same period of fiscal 2019, resulting in a 7% increase in diluted earnings per share. The increase in net income is primarily attributable to the growth in our lines of revenue and higher deconversion fees, partially offset by the increase in cost of revenue and income taxes as discussed above.
Net income increased 6% to $161,468, or $2.10 per diluted share, for the six months ended December 31, 2019, compared to $151,640, or $1.96 per diluted share, for the six months ended December 31, 2018, resulting in a 7% increase in diluted earnings per share. The increase in net income was primarily attributable to the growth in our lines of revenue and higher deconversion fees, partially offset by the increase in cost of revenue and income taxes as discussed above.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, processing platforms, and services that can be integrated with our core solutions or used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating costs not directly attributable to the other three segments.

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Revenue	$138,369	$129,729	7%	$294,265	$268,884	9%
Cost of Revenue	$61,243	$60,288	2%	$124,549	$119,504	4%
Revenue in the Core segment increased 7% and cost of revenue increased 2% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Excluding deconversion fees, which totaled

$3,629 for the second quarter of fiscal 2020 and $2,744 for the second quarter of fiscal 2019, revenue in the Core segment increased 6% quarter over quarter. The adjusted increased revenue was primarily driven by the growth in data processing and hosting fees, as well as increased implementation fees primarily related to our private cloud offerings and consulting fee revenue, partially offset by decreased on-premise support as customers continue to migrate to the outsourced delivery model. Cost of revenue decreased 2% quarter over quarter as a percentage of revenue.
For the six months ended December 31, 2019, revenue in the Core segment increased 9% compared to the prior year-to-date period. Excluding deconversion fees, which totaled $10,762 and $6,729 for the year-to-date periods of fiscal 2020 and fiscal 2019, respectively, revenue in the Core segment increased 8% period over period. The adjusted revenue increase was primarily driven by the growth in data processing, customer call support, and hosting fees, as well as increased consulting fee revenue and implementation fees primarily related to our private cloud offerings. Cost of revenue decreased 2% as a percentage of revenue for the year-to-date period compared to the prior year-to-date period due to ongoing cost control efforts.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Revenue	$152,044	$138,019	10%	$301,791	$272,216	11%
Cost of Revenue	$79,135	$65,100	22%	$155,759	$130,807	19%
Revenue in the Payments segment increased 10% for the second quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year. Excluding deconversion revenue of $2,065 from the second quarter of fiscal 2020 and $2,274 from the second quarter of fiscal 2019, revenue still increased 10% quarter over quarter. The growth was primarily due to increased card and remittance revenue within the processing line of revenue. Cost of revenue increased 22% quarter over quarter primarily due to increased costs related to our credit and debit card processing platform, as well as increased personnel costs. Cost of revenue as a percentage of revenue increased 5% for the second quarter of fiscal 2020 compared to the same quarter of fiscal 2019.
For the six months ended December 31, 2019 compared to the same prior-year period, revenue in the Payments segment increased 11%, and 10% after excluding deconversion revenue of $7,036 and $4,347 from each period, respectively. The adjusted increase in revenue period over period was primarily driven by increased card and remittance revenue within the processing line of revenue, as well as an increase in services and support revenue. Cost of revenue increased 19% for the year-to-date period over the prior year-to-date period, primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue increased 4% period over period.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Revenue	$113,484	$103,250	10%	$230,679	$208,955	10%
Cost of Revenue	$48,019	$44,167	9%	$94,693	$85,998	10%
Revenue in the Complementary segment increased 10% for the second quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year, and 8% after excluding revenue of $2,040 from the fiscal 2020 acquisition and deconversion revenue from each period, which totaled $1,987 and $1,587 for the quarters ended December 31, 2019 and 2018, respectively. The adjusted increase was primarily driven by increased hosting fees, as well as an increase in on-premise support revenue and transaction and digital processing revenue. Cost of revenue increased 9% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and decreased 1% as a percentage of revenue, quarter over quarter, due to ongoing cost control efforts.
For the year-to-date period compared to the prior year-to-date period, Complementary segment revenue increased 10%. Excluding $4,432 of revenue related to the fiscal 2020 acquisition and deconversion fees totaling $4,754 and $3,379 for the current and prior year-to-date periods, respectively, Complementary revenue increased 8% period over period. The adjusted increase was primarily driven by increased hosting fees, as well as an increase in on-premise support revenue and transaction and digital processing revenue. Cost of revenue for the year-to-date period increased 10% over the prior year-to-date period, which was in line with the revenue increase, and remained a consistent percentage of revenue for each year-to-date period.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2019	2018		2019	2018
Revenue	$15,222	$15,277	—%	$30,389	$28,763	6%
Cost of Revenue	$60,870	$57,729	5%	$120,057	$111,087	8%
Revenue in the Corporate and Other segment remained consistent for the second quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year, and increased 6% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The increase period over period was primarily due to increased hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products and services not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the second quarter of fiscal 2020 of 5% and fiscal year-to-date period of 8% compared to the equivalent quarter and year-to-date period in the prior fiscal year were primarily related to increased salaries and benefits from an increase in headcount over the prior-year quarter and year-to-date period and pay raises occurring within the trailing twelve-month period, as well as increased direct costs.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $72,513 at December 31, 2019 from $93,628 at June 30, 2019.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2019	2018
Net income	$161,468	$151,640
Non-cash expenses	95,266	84,996
Change in receivables	106,782	113,563
Change in deferred revenue	(117,489)	(115,014)
Change in other assets and liabilities	(31,014)	(43,141)
Net cash provided by operating activities	$215,013	$192,044
Cash provided by operating activities for the first six months of fiscal 2020 increased 12% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2020 totaled $125,395 and included: a payment for the acquisition of Geezeo totaling $30,376, net of cash acquired; $57,886 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $30,758; $5,551 for the purchase and development of internal use software; and $1,150 for purchase of investments. This was partially offset by $326 of proceeds from asset sales. Cash used in investing activities for the first six months of fiscal 2019 totaled $109,653 and included $54,086 for the development of software; capital expenditures of $32,968; $19,981, net of cash acquired, for the acquisitions of BOLTS and Agiletics, and $2,694 for the purchase and development of internal use software, partially offset by $76 of proceeds from the sale of assets.
Financing activities used cash of $110,733 for the first six months of fiscal 2020, including dividends paid to stockholders of $61,502, $51,210 for the purchase of treasury shares, and $1,979 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash in the first six months of fiscal 2019 totaling $87,675, which included $57,104 for the payment of dividends, $21,276 for the purchase of treasury shares, and $9,295 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $30,758 and $32,968 for the six months ending December 31, 2019 and December 31,

2018, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2020 are not expected to exceed $50,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2019, there were 26,858 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,133 additional shares. The total cost of treasury shares at December 31, 2019 is $1,161,334. During the first six months of fiscal 2020, the Company repurchased 350 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
Revolving credit facility
The revolving credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $600,000. The credit facility bears interest at a variable rate equal to (a) a rate based on LIBOR or (b) an alternate base rate (the highest of (i) the Prime Rate for such day, (ii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iii) the Eurocurrency Rate for a one month Interest Period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 2019, the Company was in compliance with all such covenants. The revolving credit facility terminates February 20, 2020. A new 5-year revolving credit facility is anticipated to be in place prior to the termination date. There was no outstanding credit facility balance at either December 31, 2019 or at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At December 31, 2019, no amount was outstanding. There was also no balance outstanding at June 30, 2019.

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
We have no outstanding debt with variable interest rates as of December 31, 2019, and are therefore not currently exposed to interest rate risk.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2019, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1 - October 31, 2019	—	$—	—	3,383,013
November 1 - November 30, 2019	99,206	150.39	99,206	3,283,807
December 1 - December 31, 2019	151,094	146.57	151,094	3,132,713
Total	250,300	148.08	250,300	3,132,713

(1) 250,300 shares were purchased through a publicly announced repurchase plan.
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

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2019 and June 30, 2019, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended December 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 7, 2020	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	February 7, 2020	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer