Form 10-Q
period 2020-03-31
HENRY JACK & ASSOCIATES INC
filed 2020-05-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
As of April 28, 2020, the Registrant had 76,615,436 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.  Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, including Part II, Item 1A, "Risk Factors" in this report, those discussed in our Annual Report on Form 10-K for the year ended June 30, 2019, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

 PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2020	June 30, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,514	$93,628
Receivables, net	212,060	310,080
Income tax receivable	7,063	17,817
Prepaid expenses and other	109,449	106,466
Deferred costs	41,564	35,102
Assets held for sale	—	6,355
Total current assets	479,650	569,448
PROPERTY AND EQUIPMENT, net	277,091	272,474
OTHER ASSETS:
Non-current deferred costs	106,390	90,084
Computer software, net of amortization	335,820	318,969
Other non-current assets	213,110	134,743
Customer relationships, net of amortization	98,912	100,653
Other intangible assets, net of amortization	32,113	31,514
Goodwill	686,333	666,944
Total other assets	1,472,678	1,342,907
Total assets	$2,229,419	$2,184,829
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,673	$9,850
Accrued expenses	126,337	120,360
Notes payable and current maturities of long-term debt	81	—
Deferred revenues	160,317	339,752
Total current liabilities	298,408	469,962
LONG-TERM LIABILITIES:
Non-current deferred revenues	66,110	54,554
Deferred income tax liability	228,685	217,010
Debt, net of current maturities	55,166	—
Other long-term liabilities	67,187	14,290
Total long-term liabilities	417,148	285,854
Total liabilities	715,556	755,816
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,599,644 shares issued at March 31, 2020; 103,496,026 shares issued at June 30, 2019	1,036	1,035
Additional paid-in capital	487,590	472,029
Retained earnings	2,206,910	2,066,073
Less treasury stock at cost 26,992,903 shares at March 31, 2020; 26,507,903 shares at June 30, 2019	(1,181,673)	(1,110,124)
Total stockholders' equity	1,513,863	1,429,013
Total liabilities and equity	$2,229,419	$2,184,829
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

REVENUE	$429,406	$380,364	$1,286,530	$1,159,182

EXPENSES
Cost of Revenue	258,571	235,594	753,629	682,990
Research and Development	28,308	23,442	80,086	71,458
Selling, General, and Administrative	47,391	44,682	145,890	136,683
Loss on Disposal of Assets, net	3,198	205	3,095	183
Total Expenses	337,468	303,923	982,700	891,314

OPERATING INCOME	91,938	76,441	303,830	267,868

INTEREST INCOME (EXPENSE)
Interest Income	197	155	1,050	697
Interest Expense	(165)	(224)	(477)	(520)
Total Interest Income (Expense)	32	(69)	573	177

INCOME BEFORE INCOME TAXES	91,970	76,372	304,403	268,045

PROVISION FOR INCOME TAXES	18,115	17,120	69,080	57,153

NET INCOME	$73,855	$59,252	$235,323	$210,892

Basic earnings per share	$0.96	$0.77	$3.06	$2.73
Basic weighted average shares outstanding	76,683	77,177	76,845	77,194

Diluted earnings per share	$0.96	$0.77	$3.06	$2.72
Diluted weighted average shares outstanding	76,884	77,286	76,962	77,411

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,572,129	103,428,416	103,496,026	103,278,562
Shares issued for equity-based payment arrangements	8,616	4,722	47,098	120,119
Shares issued for Employee Stock Purchase Plan	18,899	21,751	56,520	56,208
Shares, end of period	103,599,644	103,454,889	103,599,644	103,454,889

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,036	$1,034	$1,035	$1,033
Shares issued for equity-based payment arrangements	—	—	—	1
Shares issued for Employee Stock Purchase Plan	—	1	1	1
Balance, end of period	$1,036	$1,035	$1,036	$1,035

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$481,005	$459,988	$472,029	$464,138
Shares issued for equity-based payment arrangements	—	—	—	(1)
Tax withholding related to share based compensation	(703)	(313)	(3,328)	(13,797)
Shares issued for Employee Stock Purchase Plan	2,597	2,469	7,200	6,658
Stock-based compensation expense	4,691	3,505	11,689	8,651
Balance, end of period	$487,590	$465,649	$487,590	$465,649

RETAINED EARNINGS:
Balance, beginning of period	$2,166,039	$2,007,469	$2,066,073	$1,912,933
Net income	73,855	59,252	235,323	210,892
Dividends	(32,984)	(30,866)	(94,486)	(87,970)
Balance, end of period	$2,206,910	$2,035,855	$2,206,910	$2,035,855

TREASURY STOCK:
Balance, beginning of period	$(1,161,334)	$(1,076,536)	$(1,110,124)	$(1,055,260)
Purchase of treasury shares	(20,339)	—	(71,549)	(21,276)
Balance, end of period	$(1,181,673)	$(1,076,536)	$(1,181,673)	$(1,076,536)

TOTAL STOCKHOLDERS' EQUITY	$1,513,863	$1,426,003	$1,513,863	$1,426,003

Dividends declared per share	$0.43	$0.40	$1.23	$1.14
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$235,323	$210,892
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	38,812	34,722
Amortization	89,160	84,605
Change in deferred income taxes	9,082	3,287
Expense for stock-based compensation	11,688	8,651
(Gain)/loss on disposal of assets	3,095	183
Changes in operating assets and liabilities:
Change in receivables	99,425	107,535
Change in prepaid expenses, deferred costs and other	(28,396)	(59,789)
Change in accounts payable	(2,129)	(6,104)
Change in accrued expenses	(21,446)	7,115
Change in income taxes	9,905	5,014
Change in deferred revenues	(168,066)	(162,742)
Net cash from operating activities	276,453	233,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(30,376)	(19,981)
Capital expenditures	(39,563)	(42,417)
Proceeds from the sale of assets	11,106	95
Customer contracts acquired	—	(20)
Purchased software	(6,133)	(4,266)
Computer software developed	(87,284)	(81,438)
Purchase of investments	(1,150)	—
Net cash from investing activities	(153,400)	(148,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	55,000	35,000
Repayments on credit facilities and financing leases	(6)	—
Purchase of treasury stock	(71,549)	(21,276)
Dividends paid	(94,486)	(87,970)
Proceeds from issuance of common stock upon exercise of stock options	—	1
Tax withholding payments related to share based compensation	(3,327)	(13,798)
Proceeds from sale of common stock	7,201	6,659
Net cash from financing activities	(107,167)	(81,384)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$15,886	$3,958
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$93,628	$31,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,514	$35,398

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2020 and 2019 equals the Company’s net income.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2020 totaled $408,919 and at June 30, 2019 totaled $388,481.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $794,126 and $707,518 at March 31, 2020 and June 30, 2019, respectively.
Loss on Disposal of Assets, net
Loss on disposal of assets, net, in the condensed consolidated statements of income consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gains on sale of facilities, net	$(4,325)	$—	$(4,409)	$—
Loss on abandonment of developed software	7,515	—	7,515	—
(Gains) losses on disposal of other assets, net	8	205	(11)	183
Loss on disposal of assets, net	$3,198	$205	$3,095	$183
As detailed in the above table, during the three and nine months ended March 31, 2020, the Company recorded gains on sales of facilities, net, primarily related to the sale of the Houston, TX facility, as well as a loss on abandonment of developed software representing the write-off of the Company's investment in the Enterprise Risk Mitigation Solution ("ERMS"). The remainder of the loss on disposal of assets, net, for the three and nine months ended March 31, 2020 and 2019 was related to gains/losses on disposal of other assets, net.
Purchase of Investments
The Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $6,000 at March 31, 2020 and $5,000 at June 30, 2019, which represented a non-controlling share of the voting equity as of each of those dates. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2020, there were 26,993 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at March 31, 2020 is $1,181,673. During the first nine months of fiscal 2020, the Company repurchased 485 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2020, the results of its operations for the three and nine months ended March 31, 2020 and 2019, changes in stockholders' equity for the three and nine months ended March 31, 2020 and 2019, and its cash flows for the nine months ended March 31, 2020 and 2019. The condensed consolidated balance sheet at June 30, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.
Use of Estimates
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In August of 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The required ASU effective date for the Company is July 1, 2020, with early adoption permitted. The Company early-adopted ASU No. 2018-15 for its fiscal 2020 third quarter. The Company chose prospective adoption and there was no material impact on its consolidated financial statements for the quarter or year-to-date period.
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
The adoption of the standard resulted in the recognition of lease liabilities of $77,393 and right-to-use assets of $74,084 as of July 1, 2019. Adoption of the standard did not have a material impact on the Company’s condensed consolidated statements of income or condensed consolidated statements of cash flows.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, with an allowance for credit losses valuation account that is deducted to present the net carrying value at the amount expected to be collected. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impacts of adopting this standard, including the processes, systems, data and controls that will be necessary to estimate credit reserves for impacted areas. Financial assets held by the Company subject to the “expected credit loss” model prescribed by the standard include trade and other receivables and contract assets. While the Company continues to evaluate the expected impact on its consolidated financial statements and related disclosures, it currently expects the adoption of this guidance will result in an acceleration in the timing for recognition of credit losses, and may also result in an increase in the reserve for these credit losses due to the requirement to record expected losses over the remaining contractual lives of its financial assets.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Outsourcing & Cloud	$120,443	$102,091	$344,922	$299,516
Product Delivery & Services	72,891	55,547	205,962	172,305
In-House Support	76,870	76,485	253,332	246,193
Services & Support	270,204	234,123	804,216	718,014

Processing	159,202	146,241	482,314	441,168

Total Revenue	$429,406	$380,364	$1,286,530	$1,159,182
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2020	June 30, 2019
Receivables, net	$212,060	$310,080
Contract Assets- Current	21,333	21,446
Contract Assets- Non-current	59,966	50,640
Contract Liabilities (Deferred Revenue)- Current	160,317	339,752
Contract Liabilities (Deferred Revenue)- Non-current	66,110	54,554
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
During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $87,768 and $85,076, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2020 and 2019, the Company recognized revenue of $216,684 and

$218,913, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2020, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,951,522. The Company expects to recognize approximately 26% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $259,399 and $231,273, at March 31, 2020 and June 30, 2019, respectively.
For the three months ended March 31, 2020 and 2019, amortization of deferred contract costs was $28,849 and $27,527, respectively. During the nine months ended March 31, 2020 and 2019, amortization of deferred contract costs totaled $88,063 and $79,784, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2020
Financial Assets:
Money market funds	$88,181	$—	$—	$88,181
Financial Liabilities:
Revolving credit facility	$55,000	$—	$—	$55,000
June 30, 2019
Financial Assets:
Money market funds	$81,945	$—	$—	$81,945

Non-Recurring Fair Value Measurements
June 30, 2019
Long-lived assets held for sale (a)	$—	$1,300	$—	$1,300

(a) In accordance with Accounting Standards Codification (ASC) Subtopic 360-10, long-lived assets held for sale with a carrying value of $4,575 were written down to their fair value of $1,300, resulting in an impairment totaling $3,275, which was included in earnings for the period ended June 30, 2017. These assets were disposed of by sale during the third quarter of fiscal 2020.

NOTE 5. LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the three and nine months ended March 31, 2020 reflect the application of ASC 842 while the reported results for the three and nine months ended March 31, 2019 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior period.
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
At March 31, 2020, the Company had operating lease assets of $64,546 and financing lease assets of $253. Total operating lease liabilities of $67,774 were comprised of current operating lease liabilities of $11,718 and noncurrent operating lease liabilities of $56,056. Total financing lease liabilities of $247 were comprised of current financing lease liabilities of $81 and noncurrent financing lease liabilities of $166.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $10,259 as of March 31, 2020. Financing lease assets are included within property and equipment, net and financing lease liabilities are included with notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $9 as of March 31, 2020.
Operating lease costs for the three and nine months ended March 31, 2020 were $3,999 and $12,030, respectively. Financing lease costs for the three and nine months ended March 31, 2020 were both $10. Total operating and financing lease costs for the quarter and year-to-date period included variable lease costs of approximately $934 and $2,593, respectively.
Operating and financing lease expense is included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
Operating cash flows for payments on operating leases for the nine months ended March 31, 2020 were $11,676 and right-of-use assets obtained in exchange for operating lease liabilities were $2,138. Operating cash flows for interest paid on financing leases for the nine months ended March 31, 2020 were $1.
As of March 31, 2020, the weighted-average remaining lease term for the Company's operating leases was 81 months and the weighted-average discount rate was 2.96%. As of March 31, 2020, the weighted-average remaining lease term for the Company's financing leases was 36 months and the weighted-average discount rate was 2.73%.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2020*:

Due dates	Future Minimum Rental Payments

2020 (remaining period)	$3,273
2021	13,627
2022	12,447
2023	10,790
2024	8,635
Thereafter	26,608
Total lease payments	$75,380
Less: interest	(7,606)
Present value of lease liabilities	$67,774
*Financing leases were immaterial to the quarter and year-to-date period, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,002 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2020, there were no legally binding lease payments for leases signed but not yet commenced.

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

NOTE 6. DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a new five-year senior, unsecured revolving credit facility. The new credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The new credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate ("Prime Rate") for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The new credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2020, the Company was in compliance with all such covenants. The new revolving credit facility terminates February 10, 2025. There was $55,000 outstanding under the new credit facility at March 31, 2020.
The Company also terminated its prior unsecured credit agreement on February 10, 2020. There was no outstanding balance under the terminated credit facility at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At March 31, 2020, There was no balance outstanding at March 31, 2020 or June 30, 2019.
Interest
The Company paid interest of $275 and $283 during the nine months ended March 31, 2020 and 2019, respectively.

NOTE 7. INCOME TAXES
The effective tax rate was 19.7% of income before income taxes for the quarter ended March 31, 2020, compared to 22.4% for the same quarter of the prior fiscal year. For the nine months ended March 31, 2020, the effective tax rate was 22.7% compared to 21.3% for the nine months ended March 31, 2019. The decrease in the Company's tax rate quarter over quarter was primarily the result of the difference in uncertain tax positions released, with the lapsing of statute of limitations, between the two periods. The increase in effective tax rate fiscal year to date over the prior year to date was primarily due to the difference in the impact of stock-based compensation partially offset by the difference in uncertain tax positions released. The tax benefits recognized from stock-based compensation in the prior year significantly exceeded the tax benefits recognized in the current year.
The Company paid income taxes, net of refunds, of $49,970 in the nine months ended March 31, 2020 and paid income taxes, net of refunds, of $47,644 in the nine months ended March 31, 2019.

At March 31, 2020, the Company had $9,825 of gross unrecognized tax benefits, $9,169 of which, if recognized, would affect our effective tax rate. We had accrued interest and penalties of $1,498 and $1,485 related to uncertain tax positions at March 31, 2020 and 2019, respectively.
The U.S. federal and state income tax returns for fiscal 2016 and all subsequent years remain subject to examination as of March 31, 2020 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 to $4,000 within twelve months of March 31, 2020.

NOTE 8. STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2020 and 2019 included $4,691 and $3,505 of stock-based compensation costs, respectively. For the nine months ended March 31, 2020 and 2019, stock-based compensation costs included in operating income totaled $11,688 and $8,651, respectively.
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
A summary of option plan activity under these plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2019	32	$87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	—
Outstanding March 31, 2020	22	$87.27	$1,474
Vested and Expected to Vest March 31, 2020	22	$87.27	$1,474
Exercisable March 31, 2020	22	$87.27	$1,474
At March 31, 2020, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of March 31, 2020 was 6.25 years.
Restricted Stock Awards
The Company issues both share awards and unit awards under the 2015 EIP, and previously issued these awards through the 2005 Restricted Stock Plan. The following table summarizes non-vested share awards as of March 31, 2020, as well as activity for the nine months then ended:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2019	6	$87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding March 31, 2020	—	$—

At March 31, 2020, there was no compensation expense yet to be recognized related to non-vested restricted stock share awards.
The following table summarizes non-vested restricted stock unit awards as of March 31, 2020, as well as activity for the nine months then ended:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2019	298	$107.00
Granted	126	155.98
Vested	(62)	94.22
Forfeited	(60)	84.73
Outstanding March 31, 2020	302	$134.53	$46,933
The 126 unit awards granted in fiscal 2020 had service requirements and performance targets, with 86 only having service requirements. Those 86 were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 40 unit awards granted in fiscal 2020 had performance targets along with service requirements, 38 of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. The remaining unit awards granted in fiscal 2020 had other performance targets. Per the Company's award vesting and settlement provisions, approximately half of the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2020, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the Standard & Poor's 1500 Information Technology Index (S&P 1500 IT Index) participants. The weighted average assumptions used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

	Compensation Peer Group	S&P 1500 IT Index
Volatility	16.7%	16.7%
Risk free interest rate	1.68%	1.68%
Dividend yield	1.1%	1.1%

Stock Beta	0.713	0.538
At March 31, 2020, there was $22,058 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.40 years.

NOTE 9. EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Income	$73,855	$59,252	$235,323	$210,892
Common share information:
Weighted average shares outstanding for basic earnings per share	76,683	77,177	76,845	77,194
Dilutive effect of stock options and restricted stock	201	109	117	217
Weighted average shares outstanding for diluted earnings per share	76,884	77,286	76,962	77,411
Basic earnings per share	$0.96	$0.77	$3.06	$2.73
Diluted earnings per share	$0.96	$0.77	$3.06	$2.72

Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2020 and 2019. Stock options, restricted stock, and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 3 anti-dilutive stock options or restricted stock shares or units excluded for the quarter ended March 31, 2020 and 20 anti-dilutive stock options or restricted stock shares or units excluded for the quarter ended March 31, 2019. There were 48 anti-dilutive stock options or restricted stock shares or units excluded for the nine months ended March 31, 2020 compared to 14 for the nine months ended March 31, 2019.

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
Management has completed a preliminary purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of July 1, 2019 are set forth below:

Current assets	$8,925
Long-term assets	397
Identifiable intangible assets	19,114
Deferred income tax liability	(2,593)
Total other liabilities assumed	(7,457)
Total identifiable net assets	18,386
Goodwill	19,390
Net assets acquired	$37,776
Measurement period adjustments were made during the second quarter of fiscal 2020 relating to accrued expenses and working capital, which resulted in adjustments to the goodwill amount recorded. Additional measurement period adjustments were made during the third quarter of fiscal 2020 relating to income taxes. The amounts shown above may change as management finalizes its assessment of the fair value of acquired assets and liabilities and continues to evaluate the income tax implications of this business combination.
The goodwill of $19,390 arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Geezeo, together with the value of Geezeo's assembled workforce. The goodwill from this acquisition has been allocated to our Complementary segment and is not deductible for income tax purposes.
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
The Company's condensed consolidated statements of income for the three months ended March 31, 2020 included revenue of $2,356 and after-tax net income of $345 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the nine months ended March 31, 2020 included revenue of $6,787 and after-tax net income of $523 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2019 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

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
The Company's condensed consolidated statements of income for the three months ended March 31, 2020 included revenue of $28 and after-tax net loss of $213 resulting from BOLTS' operations. The Company's condensed consolidated statements of income for the three months ended March 31, 2019 included revenue of $46 and after-tax net loss of $256 resulting from BOLTS' operations.
The Company's condensed consolidated statements of income for the nine months ended March 31, 2020 included revenue of $114 and after-tax net loss of $576 resulting from BOLTS' operations. The Company's condensed consolidated statements of income for the nine months ended March 31, 2019 included revenue of $82 and after-tax net loss of $501 resulting from BOLTS' operations.
The accompanying condensed consolidated statement of income for the nine months ended March 31, 2019 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

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
The Company's condensed consolidated statements of income for the three months ended March 31, 2020 included revenue of $290 and after-tax net loss of $35 resulting from Agiletics' operations. The Company's condensed consolidated statements of income for the three months ended March 31, 2019 included revenue of $277 and after-tax net loss of $71 resulting from Agiletics' operations.
The Company's condensed consolidated statements of income for the nine months ended March 31, 2020 included revenue of $1,187 and after-tax net income of $202 resulting from Agiletics' operations. The Company's condensed consolidated statements of income for the nine months ended March 31, 2019 included revenue of $470 and after-tax net loss of $182 resulting from Agiletics' operations.
The accompanying condensed consolidated statement of income for the nine months ended March 31, 2019 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

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
During fiscal 2020, immaterial adjustments were made to reclassify revenue recognized in fiscal 2019 from the Complementary to the Core segment and from the Complementary to the Payments segment to be consistent with the current year's allocation of revenue by segment. The amounts reclassified for the three and nine months ended March 31, 2019 totaled $473 and $2,076, respectively, and are reflected in the segment tables below for the three and nine months ended March 31, 2019.

	Three Months Ended
	March 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$138,682	$19,506	$98,360	$13,656	$270,204
Processing	7,758	130,854	20,304	286	159,202
Total Revenue	146,440	150,360	118,664	13,942	429,406

Cost of Revenue	66,141	80,836	48,691	62,903	258,571
Research and Development					28,308
Selling, General, and Administrative					47,391
Loss on disposal of assets, net					3,198
Total Expenses					337,468

SEGMENT INCOME	$80,299	$69,524	$69,973	$(48,961)

OPERATING INCOME					91,938

INTEREST INCOME (EXPENSE)					32

INCOME BEFORE INCOME TAXES					$91,970

	Three Months Ended
	March 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$123,694	$13,126	$85,095	$12,208	$234,123
Processing	6,910	122,365	16,966	—	146,241
Total Revenue	130,604	135,491	102,061	12,208	380,364

Cost of Revenue	63,977	68,700	45,733	57,184	235,594
Research and Development					23,442
Selling, General, and Administrative					44,682
Loss on disposal of assets, net					205
Total Expenses					303,923

SEGMENT INCOME	$66,627	$66,791	$56,328	$(44,976)

OPERATING INCOME					76,441

INTEREST INCOME (EXPENSE)					(69)

INCOME BEFORE INCOME TAXES					$76,372

	Nine Months Ended
	March 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$417,554	$51,643	$291,288	$43,731	$804,216
Processing	23,150	400,508	58,054	602	482,314
Total Revenue	440,704	452,151	349,342	44,333	1,286,530

Cost of Revenue	190,689	236,725	143,384	182,831	753,629
Research and Development					80,086
Selling, General, and Administrative					145,890
Loss on disposal of assets, net					3,095
Total Expenses					982,700

SEGMENT INCOME	$250,015	$215,426	$205,958	$(138,498)

OPERATING INCOME					303,830

INTEREST INCOME (EXPENSE)					573

INCOME BEFORE INCOME TAXES					$304,403

	Nine Months Ended
	March 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$378,406	$39,004	$259,942	$40,662	$718,014
Processing	21,082	368,702	51,075	309	441,168
Total Revenue	399,488	407,706	311,017	40,971	1,159,182

Cost of Revenue	183,481	199,506	131,731	168,272	682,990
Research and Development					71,458
Selling, General, and Administrative					136,683
Loss on disposal of assets, net					183
Total Expenses					891,314

SEGMENT INCOME	$216,007	$208,200	$179,286	$(127,301)

OPERATING INCOME					267,868

INTEREST INCOME (EXPENSE)					177

INCOME BEFORE INCOME TAXES					$268,045

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 12: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2020.
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
COVID-19 Impact and Response
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the President of the United States declared the outbreak as a national emergency. As COVID-19 has rapidly spread, federal, state and local governments have responded by imposing restrictions, including widespread “stay-at-home” orders and travel limitations. Such restrictions have resulted in significant economic disruptions and uncertainty.
The health, safety, and well-being of our employees and customers is of paramount importance to us. We have established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. Our internal task force determined that a subset of our employees could not work remotely because job duties necessary for our business operations to run seamlessly required these employees to work on-site at our facilities. For employees in our data, statement processing and item processing centers who are required by their job responsibilities to be on location daily, we are offering enhanced compensation. We have offered remote working as a recommended option to employees whose job duties allow them to work off-site and have suspended all non-essential business travel until at least May 15, 2020. We have also updated the health benefits available to our employees by waiving out-of-pocket expenses related to testing and treatment of COVID-19. In addition, we plan to honor our 2020 summer internship program through virtual methods.
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program that was introduced by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We have seen an unfavorable trend due to COVID-19 in a decrease of card processing transactions through the second half of March and into the fourth quarter of fiscal 2020, which has put downward pressure on our processing revenue for the third quarter and which we expect will also impact our processing revenue for the fourth quarter. The duration of lower-than-normal card processing transaction rates is uncertain and will depend upon when requirements for business closures are lifted and normalization of economic restrictions occurs. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions, the duration and severity of the outbreak and the potential impact to our customers and vendors, as well as how the potential impact might affect future customer services and processing revenue. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
In the third quarter of fiscal 2020, total revenue increased 13%, or $49,042, compared to the same quarter in the prior year. Deconversion fees in the fiscal quarter increased $14,730, to $22,781, compared to the prior-year quarter. Revenue from the fiscal 2020 acquisition totaled $2,356 for the quarter. Excluding deconversion fee revenue and revenue from the fiscal 2020 acquisition, adjusted total revenue increased 9% for the quarter compared to the prior-year quarter.
Operating expenses increased 11% compared to the third quarter of fiscal 2019, due to increased direct costs, higher personnel costs and increased depreciation and amortization. The increased direct costs were primarily related to our card payment processing platform and faster payments initiatives. Higher personnel costs were primarily due to a headcount increase of 4% at March 31, 2020 compared to March 31, 2019, contributing to increased salaries and benefits. Increased depreciation and amortization was primarily related to internally-developed software.
Operating income increased 20% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Deconversion fee operating income was $21,512 in the fiscal quarter compared to $7,483 in the prior-year quarter. Operating income from the fiscal 2020 acquisition was $459 and the loss on disposal of certain assets, net, was $3,157 for the fiscal quarter and included the write-off of ERMS partially offset by the gain on sale of our Houston, TX facility. Excluding operating income related to deconversion fees, the income from the fiscal 2020 acquisition and the loss on disposal of certain assets, net, adjusted operating income increased 6% for the third quarter of fiscal 2020 compared to the prior-year quarter.
The provision for income taxes increased 6% compared to the prior-year third quarter, primarily due to the increase in operating income as stated above, partially offset by a decreased effective tax rate due to the difference in uncertain tax positions released, with the lapsing of statute of limitations, between the two periods. The effective tax rate for the third quarter was 19.7% compared to 22.4% in the same quarter a year ago.
The above changes led to an increase in net income of 25% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.
In the nine months ended March 31, 2020, total revenue increased 11%, or $127,348, over the nine months ended March 31, 2019. Deconversion fees in the fiscal year-to-date period increased $22,839, to $45,384, compared to the same nine months in the prior fiscal year. Revenue from the fiscal 2020 acquisition totaled $6,787 for the fiscal year-to-date period. Excluding deconversion fee revenue and revenue from the fiscal 2020 acquisition from each period, adjusted total revenue increased 9% period over period.
Operating expenses for the nine months ended March 31, 2020 increased 10% compared to the equivalent period in the prior year, primarily due to costs related to our card payment processing platform, increased headcount, and increased depreciation and amortization expense.
Operating income increased 13% for the fiscal year-to-date period compared to the same period last year. Deconversion fee operating income was $41,960 in the fiscal year-to-date period compared to $21,509 in the prior-year-to-date period. Operating income from the fiscal 2020 acquisition was $697 and the loss on disposal of certain assets, net, was $3,157 for the fiscal year-to-date period. Excluding operating income related to deconversion fees, the income from the fiscal 2020 acquisition and the loss on disposal of certain assets, net, adjusted operating income increased 7% period over period.
Provision for income taxes increased 21% compared to the prior year-to-date period, primarily due to an increase in operating income period over period, as stated above, as well as an effective tax rate increase driven by the difference in the tax benefits recognized from stock-based compensation between the two periods. The effective tax rate for the nine months ended March 31, 2020 was 22.7% compared to 21.3% in the prior-year period.
The result of the above changes led to an increase in net income of 12% for the nine months ended March 31, 2020 compared to the same period in fiscal 2019.
We move into the fourth quarter of fiscal 2020 with optimism following strong performance in the third quarter, but with limited visibility of the future impact of the COVID-19 pandemic. Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ending March 31, 2020 follows. Discussions compare the current fiscal year's three and nine months ending March 31, 2020 to the prior year's three and nine months ending March 31, 2019.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Services and Support	$270,204	$234,123	15%	$804,216	$718,014	12%
Percentage of total revenue	63%	62%		63%	62%
Services and Support revenue increased 15% in the third quarter of fiscal 2020 compared to the same quarter last year. Excluding deconversion fees from each period, which increased $14,730, to $22,781, compared to the prior-year quarter, and $2,356 of revenue from Geezeo, acquired in fiscal 2020, services and support revenue grew 8% quarter over quarter. The adjusted increase was primarily driven by the growth in data processing and hosting fees, as well as increased software usage fees reflecting customer favorability of our term license model, quarter over quarter.
In the nine months ended March 31, 2020, services and support revenue grew 12% over the nine months ended March 31, 2019. Excluding deconversion fees from each period presented, which increased $22,839, to $45,384, compared to the prior year-to-date period, and $6,787 of revenue from the acquisition in fiscal 2020, services and support revenue grew 8% period over period. The adjusted increase was driven primarily by growth in data processing and hosting fees, as well as increased software usage, hardware revenue, implementation fees primarily related to our private cloud offerings, and consulting fee revenue when compared to the prior year-to-date period.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Processing	$159,202	$146,241	9%	$482,314	$441,168	9%
Percentage of total revenue	37%	38%		37%	38%
Processing revenue increased 9% in the third quarter of fiscal 2020 compared to the same quarter last fiscal year, primarily due to overall increased transaction volumes within card processing, despite a COVID-19-related downturn toward the end of the quarter, complemented by increases in each of the other two components.
Each component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 9% for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Cost of Revenue	$258,571	$235,594	10%	$753,629	$682,990	10%
Percentage of total revenue	60%	62%		59%	59%
Cost of revenue for the third quarter of fiscal 2020 increased 10% over the prior fiscal year third quarter, but decreased as a percentage of total revenue. Excluding $1,693 of costs related to deconversion fees and fiscal 2020 acquisition revenue for the current quarter and $568 of costs related to deconversion fees for the prior-year quarter, the adjusted cost of revenue increase was 9% quarter over quarter. The adjusted increase was due to higher costs associated with our card processing platform, higher salaries and benefits due to increased headcount, and increased depreciation and amortization expense primarily related to developed software.
For the fiscal year-to-date period, cost of revenue increased 10% over the same prior-year period, but remained consistent as a percentage of revenue. Excluding $5,657 of costs related to deconversion fees and fiscal 2020 acquisition revenue for the current year-to-date period and $1,036 of costs related to deconversion fees for the prior year-to-date period, the adjusted cost of revenue increase remained 10% period over period. The adjusted increase was due to the factors discussed above for the quarter, as well as increased cost of hardware related to higher revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Research and Development	$28,308	$23,442	21%	$80,086	$71,458	12%
Percentage of total revenue	7%	6%		6%	6%
Research and development expense increased 21% for the third quarter of fiscal 2020 over the prior fiscal year third quarter. Excluding $427 of costs in the current quarter related to the fiscal 2020 acquisition, the adjusted research and development increase was 19% quarter over quarter. The adjusted increase was primarily due to increased personnel costs due to a headcount increase at March 31, 2020 compared to a year ago and salary increases occurring within the trailing twelve-month period. Research and development expense for the quarter increased 1% compared to the prior fiscal-year quarter as a percentage of total revenue.
For the fiscal year-to-date period, research and development expense increased 12% over the prior fiscal year-to-date period. Excluding $1,420 of costs in the current period related to the fiscal 2020 acquisition, the adjusted research and development increase was 10% period over period. The adjusted increase for the fiscal year-to-date period was also primarily due to increased personnel costs due to the headcount increase discussed above for the quarter and salary increases occurring within the trailing twelve-month period. Research and development expense for the nine months ended March 31, 2020 remained consistent with the same period a year ago as a percentage of total revenue.

Selling, General, and Administrative and Loss on Disposal of Assets, net	Three Months Ended March 31,		%* Change	Nine Months Ended March 31,		%* Change
	2020	2019		2020	2019
Selling, General, and Administrative	$47,391	$44,682		$145,890	$136,683
Loss on Disposal of Assets, net	3,198	205	13%	3,095	183	9%
Percentage of total revenue	12%	12%		12%	12%
* % Change includes selling, general, and administrative and loss on disposal of assets, net.
Selling, general, and administrative expense including loss on disposal of assets, net, increased 13% in the third quarter of fiscal 2020 over the same quarter in the prior fiscal year. Excluding $4,203 of costs in the current quarter related to deconversion fees, the fiscal 2020 acquisition and the loss on disposal of certain assets, net, the adjusted selling, general, and administrative expense increase was 3% quarter over quarter. The adjusted increase was mainly due to increased salaries and benefits primarily due to a 2% increase in headcount over the prior-year quarter and salary increases occurring within the trailing twelve-month period. Selling, general, and administrative expense including Loss on Disposal of Assets, net, remained consistent as a percentage of total revenue this quarter versus the prior-year quarter due to ongoing cost control efforts.
For the fiscal year-to-date period, selling, general, and administrative expense including Loss on Disposal of Assets, net, increased 9% over the prior fiscal year-to-date period. Excluding $5,594 of costs in the current year-to-date period related to deconversion fees, the fiscal 2020 acquisition and the loss on disposal of certain assets, net, the adjusted selling, general and administrative expense increase was 5% period over period. The adjusted increase was primarily due to the factors listed above for the quarter. Selling, general, and administrative expense including loss on disposal of assets, net, remained consistent as a percentage of total revenue this period versus the prior-year period due to ongoing cost control efforts.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Interest Income	$197	$155	27%	$1,050	$697	51%
Interest Expense	$(165)	$(224)	(26)%	$(477)	$(520)	(8)%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the third quarter and fiscal year-to-date period of fiscal 2020 and 2019. Interest expense decreased when compared to the prior-year period due to interest rate fluctuations and length of borrowing time. There was $55,000 outstanding under the credit facility at March 31, 2020 and $35,000 outstanding at March 31, 2019.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Provision for Income Taxes	$18,115	$17,120	6%	$69,080	$57,153	21%
Effective Rate	19.7%	22.4%		22.7%	21.3%
The decrease in effective tax rate in the three months ended March 31, 2020 was primarily due to the difference in uncertain tax positions released, with the lapsing of statute of limitations, between the two periods. The effective tax rate increased in the nine months ended March 31, 2020, primarily due to the difference in the tax benefits recognized from stock-based compensation between the two periods. The tax benefits recognized from stock-based compensation in the prior-year periods significantly exceeded the tax benefits recognized in the current-year periods.
NET INCOME
Net income increased 25% to $73,855, or $0.96 per diluted share, for the third quarter of fiscal 2020 compared to $59,252, or $0.77 per diluted share, in the same period of fiscal 2019, resulting in a 25% increase in diluted earnings per share. The increase in net income is primarily attributable to the growth in our lines of revenue and higher deconversion fees, partially offset by the increase in cost of revenue and income taxes as discussed above.
Net income increased 12% to $235,323, or $3.06 per diluted share, for the nine months ended March 31, 2020, compared to $210,892, or $2.72 per diluted share, for the nine months ended March 31, 2019, resulting in a 12% increase in diluted earnings per share. The increase in net income was primarily attributable to the growth in our lines of revenue and higher deconversion fees, partially offset by the increase in cost of revenue and income taxes as discussed above.
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

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Revenue	$146,440	$130,604	12%	$440,704	$399,488	10%
Cost of Revenue	$66,141	$63,977	3%	$190,689	$183,481	4%
Revenue in the Core segment increased 12% and cost of revenue increased 3% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Excluding deconversion fees, which totaled $10,810 for the third quarter of fiscal 2020 and $4,020 for the third quarter of fiscal 2019, adjusted revenue in the Core segment increased 7% quarter over quarter. The increase in adjusted revenue was primarily driven by the growth in data processing and hosting fees, as well as customer call support and item processing revenue. Cost of revenue decreased 4% quarter over quarter as a percentage of revenue due to ongoing cost control efforts.
For the nine months ended March 31, 2020, revenue in the Core segment increased 10% compared to the prior year-to-date period. Excluding deconversion fees, which totaled $21,571 and $10,749 for the year-to-date periods of fiscal 2020 and fiscal 2019, respectively, adjusted revenue in the Core segment increased 8% period over period. The adjusted revenue increase was primarily driven by the growth in data processing, customer call support, and hosting fees, as well as increased implementation fees primarily related to our private cloud offerings. Cost of revenue decreased 3% as a percentage of revenue for the year-to-date period compared to the prior year-to-date period due to ongoing cost control efforts.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Revenue	$150,360	$135,491	11%	$452,151	$407,706	11%
Cost of Revenue	$80,836	$68,700	18%	$236,725	$199,506	19%
Revenue in the Payments segment increased 11% for the third quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year. Excluding deconversion fee revenue of $6,442 from the third quarter of fiscal 2020 and $2,187 from the third quarter of fiscal 2019, adjusted revenue still increased 8% quarter over quarter. The adjusted growth was primarily due to increased card and remittance revenue within the processing line of revenue. Cost of revenue increased 18% quarter over quarter primarily due to increased costs related to our credit and debit card processing platform. Cost of revenue as a percentage of revenue increased 3% for the third quarter of fiscal 2020 compared to the same quarter of fiscal 2019.
For the nine months ended March 31, 2020 compared to the same prior-year period, revenue in the Payments segment increased 11%, and 9% after excluding deconversion fee revenue of $13,478 and $6,533 from each period, respectively. The increase in adjusted revenue period over period was primarily driven by increased card and remittance revenue within the processing line of revenue. Cost of revenue increased 19% for the year-to-date period over the prior year-to-date period, primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue increased 3% period over period.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Revenue	$118,664	$102,061	16%	$349,342	$311,017	12%
Cost of Revenue	$48,691	$45,733	6%	$143,384	$131,731	9%
Revenue in the Complementary segment increased 16% for the third quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year, and 11% after excluding revenue of $2,356 from the fiscal 2020 acquisition and deconversion fee revenue from each period, which totaled $5,255 and $1,841 for the quarters ended March 31, 2020 and 2019, respectively. The adjusted increase was primarily driven by increased hosting fees, as well as increased software usage revenue and transaction and digital processing revenue. Cost of revenue increased 6% for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 and decreased 4% as a percentage of revenue, quarter over quarter, due to ongoing cost control efforts.
For the year-to-date period compared to the prior year-to-date period, Complementary segment revenue increased 12%. Excluding $6,787 of revenue related to the fiscal 2020 acquisition and deconversion fees totaling $10,010 and $5,221 for the current and prior year-to-date periods, respectively, adjusted Complementary revenue increased 9% period over period. The adjusted increase was primarily driven by increased hosting fees, as well as increased software usage revenue and transaction and digital processing revenue. Cost of revenue for the year-to-date period increased 9% over the prior year-to-date period, which was in line with the revenue increase, and decreased 1% as a percentage of revenue, period over period, due to ongoing cost control efforts.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2020	2019		2020	2019
Revenue	$13,942	$12,208	14%	$44,333	$40,971	8%
Cost of Revenue	$62,903	$57,184	10%	$182,831	$168,272	9%
Revenue in the Corporate and Other segment increased for the third quarter of fiscal 2020 compared to the equivalent quarter of the prior fiscal year, and increased 8% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The increase period over period was primarily due to increased hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from hardware and other products and services not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the third quarter of fiscal 2020 of 10% and fiscal year-to-date period of 9% compared to the equivalent quarter and year-to-date period in the prior fiscal year were primarily related to increased salaries and benefits from an increase in headcount over the prior-year quarter and year-to-date period and salary increases occurring within the trailing twelve-month period, as well as increased direct costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $109,514 at March 31, 2020 from $93,628 at June 30, 2019.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2020	2019
Net income	$235,323	$210,892
Non-cash expenses	151,837	131,448
Change in receivables	99,425	107,535
Change in deferred revenue	(168,066)	(162,742)
Change in other assets and liabilities	(42,066)	(53,764)
Net cash provided by operating activities	$276,453	$233,369
Cash provided by operating activities for the first nine months of fiscal 2020 increased 18% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2020 totaled $153,400 and included: $87,284 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $39,563; a payment for the acquisition of Geezeo totaling $30,376, net of cash acquired; $6,133 for the purchase and development of internal use software; and $1,150 for purchase of investments. This was partially offset by $11,106 of proceeds from asset sales. Cash used in investing activities for the first nine months of fiscal 2019 totaled $148,027 and included $81,438 for the development of software; capital expenditures of $42,417; $19,981, net of cash acquired, for the acquisitions of BOLTS and Agiletics; $4,266 for the purchase and development of internal use software; and $20 for customer contracts. This was partially offset by $95 of proceeds from the sale of assets.
Financing activities used cash of $107,167 for the first nine months of fiscal 2020, including dividends paid to stockholders of $94,486, $71,549 for the purchase of treasury shares, $3,874 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation, and $6 for payments on financing leases. This was partially offset by $55,000 of borrowings on our revolving credit facility. Financing activities used cash in the first nine months of fiscal 2019 totaling $81,384, which included $87,970 for the payment of dividends, $21,276 for the purchase of treasury shares, and $7,138 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation, partially offset by $35,000 of borrowings on our revolving credit facility.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $39,563 and $42,417 for the nine months ending March 31, 2020 and March 31, 2019, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2020 are not expected to exceed $62,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2020, there were 26,993 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at March 31, 2020 is $1,181,673. During the first nine months of fiscal 2020, the Company repurchased 485 treasury shares. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a new five-year senior, unsecured revolving credit facility. The new credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The new credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The new credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2020, the Company was in compliance with all such covenants. The new revolving credit facility terminates February 10, 2025. There was $55,000 outstanding under the new credit facility at March 31, 2020.
The Company also terminated its prior unsecured credit agreement on February 10, 2020. There was no outstanding balance under the terminated credit facility at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At March 31, 2020, no amount was outstanding. There was also no balance outstanding at June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dollar amounts in this item are in thousands.
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers and at times are exposed to interest rate risk on outstanding debt. We do not currently use any derivative financial instruments. We actively monitor these risks through a variety of controlled procedures involving senior management.
Based on the controls in place and the credit worthiness of the customer base, we believe the credit risk associated with the extension of credit to our customers will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We have $55,000 of outstanding debt with variable interest rates as of March 31, 2020, and a 1% increase in our borrowing rate would increase our annual interest expense by $550.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factor supplements, and should be read together with, the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended June 30, 2019.
A widespread public health crisis could adversely affect our results of operations.
The widespread outbreak of a communicable illness or disease, such as the outbreak of COVID-19 during 2020, or other public health crises, including government mandates in response to such events, can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation and financial condition. The conditions caused by such events may affect the rate of spending by our customers and their ability to pay for our products and services, delay prospective customers’ purchasing decisions, interfere with our employees’ ability to support our business function, disrupt the ability of third-party providers we rely upon to delivery services, or adversely impact our ability to provide on-site services or installations to our customers, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our customers’ and vendors' operations, and our ability to provide products and services, including the impact of our employees working remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2020	—	$—	—	3,132,713
February 1- February 29, 2020	135,000	150.66	135,000	2,997,713
March 1- March 31, 2020	—	—	—	2,997,713
Total	135,000	150.66	135,000	2,997,713
(1) 135,000 shares were purchased through a publicly announced repurchase plan.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.  EXHIBITS

10.64 Retention Agreement, dated January 1, 2020, between the Company and David Foss attached as Exhibit 10.64 to the Company’s Current Report on Form 8-K filed January 3, 2020.

10.65 Form of Restricted Stock Unit Agreement attached as Exhibit 10.65 to the Company’s Current Report on Form 8-K filed January 3, 2020.

10.66 Credit Agreement, dated as of February 10, 2020 among Jack Henry & Associates, Inc., as Borrower, the lenders parties thereto, U.S. Bank National Association, as Administrative Agent, LC Issuer and Swing Line Lender, and certain other financial institutions as co-syndication agents and joint lead arrangers and joint book runners attached as Exhibit 10.66 to the Company’s Current Report on Form 8-K filed February 11, 2020.

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

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

104* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and June 30, 2019, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 8, 2020	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	May 8, 2020	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer