Form 10-K
period 2020-06-30
HENRY JACK & ASSOCIATES INC
filed 2020-08-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

On December 31, 2019, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $11,058,596,650 (based on the average of the reported high and low sales prices on Nasdaq on December 31, 2019).

As of August 14, 2020, the Registrant had 76,641,833 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2020 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended June 30, 2020.

In this report, all references to “JHA”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company's fiscal years ended in June and the associated quarters, months, and periods of those fiscal years.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, those included in Item 1A, “Risk Factors” of this report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. ("JHA") was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for nearly 8,700 financial institutions and diverse corporate entities.
JHA provides its products and services through three primary business brands:
•Jack Henry Banking is a leading provider of integrated data processing systems to approximately 1,000 banks ranging from community banks to multi-billion-dollar institutions with assets of up to $50 billion. The number of banks we serve has decreased in the last year due to acquisitions and mergers within the banking industry, which are discussed further under the heading "Industry Background" in this Item 1. Our banking solutions support both in-house and outsourced operating environments with three functionally distinct core processing platforms and more than 140 integrated complementary solutions.
•Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with nearly 840 credit union customers. Symitar markets two functionally distinct core processing platforms and more than 100 integrated complementary solutions that support both in-house and outsourced operating environments.
•ProfitStars is a leading provider of highly specialized core agnostic products and services to financial institutions that are primarily not core customers of the Company. ProfitStars' more than 100 integrated complementary solutions offer highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of traditional financial services organizations of all asset sizes and charters, and non-traditional diverse corporate entities with over 8,600 customers, including over 6,800 non-core customers.
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
The majority of our revenue is derived from support and services provided to our in-house customers that are typically on a one-year contract, outsourcing services for our hosted customers that are typically on a five-year or greater contract, and recurring electronic payment solutions that are also generally on a contract term of five years or greater. Less predictable software license fees, paid by customers implementing our software solutions in-house, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources. Information regarding the classification of our business into four separate segments is set forth in Note 14 to the consolidated financial statements (see Item 8).
JHA’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 44 years ago:
•Do the right thing,
•Do whatever it takes, and
•Have fun.
We recognize that our associates and their collective contribution are ultimately responsible for JHA’s past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we have established a corporate culture that sustains high levels of employee satisfaction.
COVID-19 Impact and Response
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the President of the United States declared the outbreak as a national emergency. As COVID-19 has rapidly spread, federal, state and local governments have responded by imposing varying degrees of restrictions, including widespread “stay-at-home” orders, social distancing requirements, travel limitations, quarantines, and forced closures or limitations on operations of non-essential businesses. Such restrictions have resulted in significant economic disruptions and uncertainty.
The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allow them to work off-site. This recommended remote working option is currently extended until at least January 4, 2021, and our internal task force will continue to evaluate recommending further extensions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. As of August 13, 2020, the majority of our employees were working remotely. Our internal task force considers federal, state and local guidance, as well as employee-specific and facility-specific factors, when recommending Company actions. At such time that our internal task force recommends that our remote employees begin to return to our facilities, we have prepared procedures to assist with a safe, gradual and deliberate approach, including a return-to-office training, enhanced sanitation procedures and face mask requirements, which are currently being utilized by our employees who are required to be on site to perform their required job functions.
We have suspended all non-essential business travel until at least January 4, 2021, and our internal task force will continue to evaluate the need for further extensions. We have put additional safety precautions into place for travel that is essential. We have also updated the health benefits available to our employees by waiving out-of-pocket expenses related to testing and treatment of COVID-19. Despite the move to a principally remote workforce, we honored our 2020 summer internship program through virtual methods.
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. However, we have experienced delays related to continuing customer migrations to our new card processing platform. We are on track to meet the revised schedule to complete migrations of our core customers by September 30, 2020, and non-core customers by March 31, 2021, to the new platform. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program that was introduced by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed into law on March 27, 2020. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We saw a decrease of card processing transaction volumes late in the third quarter of fiscal 2020 and into the early portion of the fourth quarter due to COVID-19, which slowed the rate of growth of our processing revenue for those periods versus a year ago. In addition, installations have been delayed and the associated revenue pushed from the current period to future periods. These headwinds may also impact our processing and installation revenues moving into fiscal 2021. Although transaction levels have since returned to more normal levels, the recurrence of lower-than-normal card processing transaction rates is uncertain and will depend upon when requirements for business closures and other restrictions are normalized and how quickly economic recovery occurs. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during the fourth quarter, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions, the duration, severity and recurrence of the outbreak, the speed of economic recovery and the potential impact to our customers, vendors, and employees, as well as how the potential impact might affect future customer services, processing revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 5,131 commercial banks and savings institutions in this asset range as of December 31, 2019. Jack Henry Banking currently supports approximately 1,000 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 5,340 domestic credit unions as of December 31, 2019. Symitar currently supports nearly 840 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports over 8,600 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 20% from the beginning of calendar year 2014 to the end of calendar year 2019, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 4% and totaled $17.5 trillion as of December 31, 2019. There were thirteen new bank charters issued in calendar year 2019, compared to eight in the 2018 calendar year. Comparing calendar years 2019 to 2018, the number of mergers increased 63%.
CUNA reports the number of credit unions declined 16% from the beginning of calendar year 2014 to the end of calendar year 2019. Although the number of credit unions declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 7% and totaled $1.6 trillion as of December 31, 2019.
Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers/members in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology dependent. Financial institutions must implement technological solutions that enable them to:
•Implement e-commerce, mobile, and digital strategies that provide the convenience-driven services required in today’s financial services industry;
•Maximize performance with accessible, accurate, and timely business intelligence information;
•Offer the high-demand products and services needed to successfully compete with traditional competitors and non-traditional competitors created by convergence within the financial services industry;
•Enhance the customer/member experience at varied points of contact;
•Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services;
•Capitalize on new revenue and deposit growth opportunities;
•Increase operating efficiencies and reduce operating costs;
•Protect mission-critical information assets and operational infrastructure;
•Protect customers/members with various security tools from fraud and related financial losses;
•Maximize the day-to-day use of technology and return on technology investments; and
•Ensure full regulatory compliance.
JHA’s extensive product and service offering enables diverse financial institutions to capitalize on these business opportunities and respond to these business challenges. We strive to establish a long-term, value-added technology partnership with each customer, and to continually expand our offerings with the specific solutions our customers need to prosper in the evolving financial services industry.
Mission Statement
Our mission is to provide quality solutions and industry-leading service to our customers. In doing so, we encourage a work environment that is personally, professionally, and financially rewarding for our employees while we protect and increase the value of our stockholders' investment.

Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth augmented by strategic acquisitions. We execute this strategy by:
•Providing commercial banks and credit unions with core operating systems that provide excellent functionality and support in-house and outsourced delivery environments with identical functionality.
•Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core information processing systems.
•Providing highly specialized core agnostic complementary products and services to financial institutions, including institutions not utilizing a Jack Henry core operating system, and diverse corporate entities.
•Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.
•Capitalizing on our acquisition strategy.
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with 34 strategic acquisitions since the end of fiscal 1999. We continue to explore acquisitions that have the potential to:
•Expand our suite of complementary products and services;
•Provide products and services that can be sold to both existing core and non-core customers and outside our base to new customers; and /or
•Provide selective opportunities to sell outside our traditional markets in the financial services industry.
We have completed five acquisitions in the last 3 years. After 44 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
We have a solid track record of executing acquisitions from both a financial and operational standpoint and we will continue to pursue acquisition opportunities that support our strategic direction, complement and accelerate our organic growth, and generate long-term profitable growth for our shareholders. While we seek to identify appropriate acquisition opportunities, we will continue to explore alternative ways to leverage our cash position and balance sheet to the benefit of our shareholders, such as continued investment in new products and services for our customers, repurchases of our stock, and continued payment of dividends.
Our most recent acquisitions were:

Fiscal Year	Company or Product Name	Products and Services
2020	DebtFolio, Inc. ("Geezeo")	Provider of technology solutions and next-generation financial management capabilities primarily for the financial services industry
2019	BOLTS Technologies, Inc. ("BOLTS")	Developer of boltsOPEN, a digital account opening solution
2019	Agiletics, Inc. ("Agiletics")	Provider of escrow, investment, and liquidity management solutions for banks serving commercial customers
2018	Ensenta Corporation ("Ensenta")	Real-time, cloud-based solutions for mobile and online payments and deposits
2018	Vanguard Software Group ("Vanguard")	Underwriting, spreading, and online decisioning of commercial loans
Solutions
Our proprietary solutions are marketed through three primary business brands:
•Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 140 fully integrated complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by each software system. Our banking solutions can be delivered in-house or through outsourced delivery model in our private cloud and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting approximately 1,000 banks with its technology platforms.
•Symitar supports credit unions of all sizes with information and transaction processing platforms that provide enterprise-wide automation. Our solutions include two functionally distinct core processing systems and more than 100 fully integrated complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solutions also have state-of-the-art functional capabilities. We also re-market the hardware required by each software system. Our credit union solutions can be delivered in-house or through an outsourced delivery model in our private cloud, and they are also backed by our company-wide commitment to provide exceptional personal service.  Symitar currently supports nearly 840 credit union customers.
•ProfitStars is a leading provider of specialized products and services assembled primarily through our focused diversification acquisition strategy. These core agnostic solutions are compatible with a wide variety of information technology platforms and operating environments and offer more than 100 fully-integrated complementary solutions, including proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities. Profitstars has over 8,600 customers, including over 6,800 non-core customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
We strive to develop and maintain functionally robust, integrated solutions that are supported with high service levels, regularly updating and improving those solutions using an interactive customer enhancement process; ensuring compliance with relevant regulations; updated with proven advances in technology; and consistent with JHA’s reputation as a premium product and service provider.
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
Jack Henry Banking’s three core banking platforms are:
•SilverLake®, a robust system primarily designed for commercial-focused banks with assets ranging from $500 million to $50 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 400 banks, and now automates nearly 8% of the domestic banks with assets less than $50 billion.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports nearly 400 banks ranging from de novo institutions to those with assets exceeding $2 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports nearly 200 banks ranging from de novo institutions to those with assets exceeding $1 billion.
Symitar’s two core credit union platforms are:
•Episys®, a robust system primarily designed for credit unions with more than $50 million in assets. It has been implemented by nearly 700 credit unions and according to National Credit Union Administration data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative core system.
•CruiseNet®, a cost-efficient system providing intuitive point-and-click, drag-and-drop operation designed primarily for credit unions with less than $50 million in assets. It has been implemented by approximately 140 credit unions.
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

Customers can eliminate the significant up-front capital expenditures required by in-house installations and the responsibility for operating information and transaction processing infrastructures by outsourcing these functions to JHA. Our core outsourcing services are provided in our private cloud through a highly resilient data center configuration across multiple physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail customer statements for financial institutions from three regional printing and rendering centers. Customers electing to outsource their core processing typically sign contracts for five or more years that include "per account" fees and minimum guaranteed payments during the contract period.
We support the dynamic business requirements of our core bank and credit union clients with ongoing enhancements to each core system, the regular introduction of new integrated complementary products, the ongoing integration of practical new technologies, and regulatory compliance initiatives. JHA also serves each core customer as a single point of contact, support, and accountability.
Complementary Products and Services
We have more than 140 complementary products and services that are targeted to our core banks and more than 100 targeted to credit union customers. Many of these are selectively sold by our ProfitStars division to financial services organizations that use other core processing systems.
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
A complete core system implementation typically includes detailed planning, project management, data conversion, and testing. Our experienced implementation teams travel to customer facilities or work remotely with clients to help manage the implementation process and ensure that all data is transferred from the legacy system to the JHA system. Our implementation fees are fixed or hourly based on the core system being installed.
We also provide extensive initial and ongoing education to our customers. We have a comprehensive training program that supports new customers with basic training and longtime customers with continuing education. The curricula provide the ongoing training financial institutions need to maximize the use of JHA’s core and complementary products, to optimize ongoing system enhancements, and to fully understand dynamic year-end legislative and regulatory requirements. Each basic, intermediate, and advanced course is delivered by system experts, supported by professional materials and training tools, and incorporates different educational media in a blended learning approach. The program supports distinct learning preferences with a variety of delivery channels, including classroom-based courses offered in JHA’s regional training centers, Internet-based live instruction, eLearning courses, on-site training, and train-the-trainer programs.
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. Our comprehensive support infrastructure incorporates:
•Exacting service standards;
•Trained support staff available 24 hours a day, 365 days a year;
•Assigned account managers;
•Sophisticated support tools, resources, and technology;
•Broad experience converting diverse banks and credit unions to our core platforms from every competitive platform;

•Highly effective change management and control processes; and
•A best practices methodology developed and refined through the company-wide, day-to-day experience supporting nearly 8,700 diverse clients.
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
Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, and many other hardware providers that allow JHA to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell IBM Power Systems™; Lenovo, Dell, and HP servers and workstations; Canon, Digital Check, Epson, and Panini check scanners; and other devices that complement our software solutions.
Digital Strategy
Jack Henry Digital represents a category of digital products and services that are being built and integrated together into one unified platform. Our main offering is the Banno Digital Platform. It is an online and mobile banking platform that helps community financial institutions strategically differentiate their digital offerings from those of megabanks and other financial technology companies. It is a complete, open digital banking platform that gives community financial institutions attractive, fast, native applications for their customers and members and cloud-based, core-connected back office tools for their employees.
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
Jack Henry identifies four components of Electronic Payment Solutions:
•Card Services provides a comprehensive suite of Automated Teller Machine ("ATM"), debit / credit card transaction processing and fraud management solutions. The card processing solutions include loyalty / rewards, fraud detection, cardholder alert and controls, and other key components that are fully integrated with JHA's core and complementary solutions.
•Bill Pay and Mobile banking platforms are offered through our iPay and Banno product offerings. iPay offers iPay Business Bill Pay™, a full suite of online financial management solutions designed to meet the distinct needs of small businesses, as well as iPay Consumer Bill Pay™, a solution that supports single or recurring payments, allows customers to receive full bills electronically, and easily integrates with any internet banking provider. Banno Mobile™ offers a native mobile banking application for both iOS and Android that offers innovative and cost-effective mobile services that can be marketed with customer's own brand identity. It allows customers to aggregate all of their account balances and transactional data from multiple financial institutions and empowers them with the convenience of anytime, anywhere account access.
•Faster Payments includes the development of JHA PayCenter, a payments hub that provides streamlined, secure payment capabilities for sending and receiving transactions instantly 24 hours a day, 365 days a year, through JHA’s core and complementary solutions with direct connections to both Zelle and Real Time Payments ("RTP") real-time networks with plans to accommodate the Federal Reserve's network in 2023.
•Processing/Other includes Enterprise Payment Solutions ("EPS"), a comprehensive payments engine and one of the leading total payments solutions on the market today. EPS offers an integrated suite of remote deposit capture, ACH and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions of all sizes. EPS helps financial institutions succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships. Furthermore, Commercial Lending Solutions help financial institutions securely transition from a traditional lending portfolio (focused on real estate-based consumer lending) to a more fully diversified portfolio developed via commercial and industrial lending. Our solutions also provide reliable ways to retain creditworthy business customers facing financial hurdles, without the risk of loan loss.
Backlog
Backlog consists of contracted in-house products and services that have not been delivered. Backlog also includes the minimum monthly payments for the remaining portion of multi-year outsourcing contracts, and typically includes the minimum payments guaranteed for the remainder of the contract period.
Backlog as of June 30, 2020 totaled $904.3 million, consisting of contracts signed for future delivery of software, hardware, and implementation services (in-house backlog) of $68.9 million, and outsourcing services of $835.4 million. Approximately $646.0 million of the outsourcing services backlog as of June 30, 2020 is not expected to be realized during fiscal 2021 due to the long-term nature of our outsourcing contracts. Backlog as of June 30, 2019 totaled $785.2 million, consisting of $77.6 million for future delivery of in-house software, hardware, and implementation services (in-house backlog), and $707.6 million for outsourcing services.
Our outsourcing backlog continues to experience growth based on new contracting activities and renewals of multi-year contracts, and although the appropriate portion of this revenue will be recognized during fiscal 2021, the backlog is expected to trend up gradually for the foreseeable future due to renewals of existing relationships, existing in-house customers electing to migrate to the outsourced model, and new contracting activities.
Research and Development
We invest significant resources in ongoing research and development to develop new software solutions and services and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Our core and complementary systems are enhanced a minimum of once each year. Product-specific enhancements are largely customer-driven with recommended enhancements formally gathered through focus groups, change control boards, strategic initiatives meetings, annual user group meetings, and ongoing customer contact. We also continually evaluate and implement process improvements that expedite the delivery of new products and enhancements to our customers and reduce related costs.
Research and development expenses for fiscal years 2020, 2019, and 2018 were $110.0 million, $96.4 million, and $90.3 million, respectively. We recorded capitalized software in fiscal years 2020, 2019, and 2018 of $117.3 million, $111.1 million, and $96.6 million, respectively.
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
JHA has sold select products and services primarily in the Caribbean and Canada. International sales accounted for less than 1% of JHA’s total revenue in the fiscal years 2020, 2019, and 2018.
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
JHA has a process to inform internal stakeholders of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s development teams through monthly regulatory compliance meetings and the necessary product changes are included in the ongoing product development cycle. JHA publishes newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes.
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
Government Regulation
The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The compliance of JHA’s products and services with these requirements depends on a variety of factors, including the parameters set through the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we assist them in meeting their regulatory needs through our products and services. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.

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
JHA provides outsourced services through OutLink™ Data Centers, electronic transaction processing through JHA Card Processing Solutions™, Internet banking through NetTeller® and Banno online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions ("HNS") through our Gladiator® unit, Cloud Services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery®.
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
Information Security
We are committed to the protection and security of the sensitive information contained on our systems and accessed through our products and services. Because threats to information security pose risks to our business and to our customers, we proactively make strategic investments in security and the infrastructure and procedural controls for our systems. Ensuring this sensitive information remains private is a high priority, and JHA’s initiatives to protect confidential information include regular third-party application reviews intended to better secure information assets. Additional third-party reviews are performed throughout the organization, such as Payment Card Industry-Data Security Standard assessments, state and federal regulatory examinations, intrusion tests, and System and Organizations Controls ("SOC") 1 or SOC 2 reports. The Board of Directors provides oversight of these activities through the Risk and Compliance Committee and the Audit Committee.
Employees
As of June 30, 2020 and 2019, JHA had 6,717 and 6,402 full-time employees, respectively. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
Available Information
JHA’s Website is easily accessible to the public at www.jackhenry.com. The “Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the SEC also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A. RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ materially from those expected or desired.
Security problems could damage our reputation and business. Our business relies upon receiving, processing, storing and transmitting sensitive information relating to our operations, employees and customers. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition and expose us to liability. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data and to prevent unauthorized access to our computer networks, systems and data. A security failure by one of these third parties could expose our information systems to interruption of operations and security vulnerabilities. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks and other means, which are constantly evolving and difficult to detect. Although none of these types of attacks have had a material effect on our business or operations to date, we anticipate that attempts to attack our systems, services and infrastructure, and those of our customers and vendors, may grow in frequency and sophistication. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other methods to disclose sensitive information in order to gain access to our data or that of our customers or clients.
We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information or that employee corporate-owned computers are stolen or customer data media is lost in shipment. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition. Under state, federal and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Although we believe our security controls and infrastructure are adequate to protect our systems and data, we cannot be certain that these efforts will be sufficient to combat all current and future technological risks and threats. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. We will continue to expend significant capital and other resources protecting against the threat of security breaches, and, in the event of a breach, we may need to expend resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.
Failure to maintain sufficient technological infrastructure or operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Our products and services require substantial investments in technological infrastructure. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our customers’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. Any significant interruption of service could reduce revenue, have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs.
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We direct the settlement of funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments, real-time payments through faster payment networks and check clearing that support consumers, financial institutions and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services that we cannot provide ourselves. If we are unable to obtain such services in the future or if the price of such services becomes unsustainable, our business, financial position and results of operations could be materially and adversely affected. In addition, we may issue short-term credit to consumers, financial institutions or other businesses as part of the funds settlement process. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third-party service providers we rely upon could lead to financial loss. We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part or all of certain services we deliver to customers. While we have selected these third-party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to customers. Such a failure could lead to damage claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, our customers could be negatively impacted and it could have a material adverse effect on our business.
The software and services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of software and services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. If we fail to comply with applicable regulations or guidelines, we could be subject to regulatory actions and suffer harm to our customer relationships and reputation. Such failures could require significant expenditures to correct and could negatively affect our ability to retain customers and obtain new customers.
In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. New regulations could require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could influence both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. Substantial research and development and other corporate resources have been and will continue to be applied to adapt our products to this evolving, complex and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.
Compliance with new and existing privacy laws, regulations, and rules may adversely impact our expenses, development and strategy. We are subject to complex laws, rules and regulations related to data privacy and cybersecurity. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement and litigation. The use, confidentiality and security of private customer information is under increased scrutiny. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. This includes rules enacted by the New York Department of Financial Services that require covered financial institutions to have a cybersecurity program along with other compliance requirements and the California Consumer Privacy Act effective as of January 2020. The unique data protection regulations issued by multiple agencies have created a fragmented series of requirements that makes it increasingly complex to comply with all of the mandates in an efficient manner and may increase costs to deliver affected products and services as those requirements are established.
A widespread public health crisis could adversely affect our results of operations. The widespread outbreak of a communicable illness or disease, such as the outbreak of COVID-19 during 2020, or other public health crises, including government mandates in response to such events, can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation and financial condition. The conditions caused by such events may affect the rate of spending by our customers and their ability to pay for our products and services, delay prospective customers’ purchasing decisions, interfere with our employees’ ability to support our business function, disrupt the ability of third-party providers we rely upon to deliver services, adversely impact our ability to provide on-site services or installations to our customers, or reduce the number of transactions we process, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our customers’ and vendors' operations, and our ability to provide products and services, including the impact of our employees working remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Our business may be adversely impacted by U.S. and global market and economic conditions. We derive most of our revenue from products and services we provide to the financial services industry. If the economic environment worsens such that customers are less willing or able to pay the cost of our products and services, we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could negatively impact consumer confidence and spending, resulting in reduced transaction volumes and our related revenues.
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 5,131 commercial and savings banks and more than 5,340 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to financial failures and mergers and acquisitions and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential customers, which could negatively impact our results of operations.
Competition may result in decreased demand or require price reductions or other concessions to customers, which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors and service providers in all of our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. New competitors regularly appear with new products, services and technology for financial institutions. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or otherwise attract our customers or prevent us from capturing new customers we may need to lower prices or offer other terms that negatively impact our results of operations in order to successfully compete.
A material weakness in our internal controls could have a material adverse effect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to mitigate risk of fraud. If material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
Failure to achieve favorable renewals of service contracts could negatively affect our business. Our contracts with our customers for outsourced data processing and electronic payment transaction processing services generally run for a period of five or more years. We will continue to experience greater numbers of these contracts coming up for renewal each year. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us, including reducing the services we provide or negotiating the prices paid for our services. If we are not successful in achieving high renewal rates upon favorable terms, our revenues and profit margins will suffer.
The loss of key employees could adversely affect our business. We depend on the contributions and abilities of our senior management and other key employees. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key employees, we could suffer a loss of managerial experience, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. There is no assurance that we will be able to attract and retain the personnel necessary to maintain the Company’s strategic direction.
Failure to comply or readily address compliance and regulatory rule changes made by payment card networks could adversely affect our business. We are subject to card association and network compliance rules governing the payment networks we serve, including Visa, MasterCard, Zelle, and The Clearing House’s RTP network, and all rules governing the Payment Card Data Security Standards. If we fail to comply with these standards, we could be fined or our certifications could be suspended or terminated, which could limit our ability to service our customers and result in reductions in revenues and increased costs of operations. Changes made by the networks, even when complied with, may result in reduction in revenues and increased cost of operations.
If we fail to adapt our products and services to changes in technology and the markets we serve, we could lose existing customers and be unable to attract new business. The markets for our products and services are characterized by changing customer and regulatory requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services and we may be required to develop or acquire new products and services. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services as planned, or if we fail to sell our new or enhanced products and services, we may incur unanticipated expenses or fail to achieve anticipated revenues, as well as lose prospective sales.
Software defects or problems with installations may harm our business and reputation and expose us to potential liability. Our software products are complex and may contain undetected defects, especially in connection with newly released products and software updates. Software defects may cause interruptions or delays to our services as we attempt to correct the problem. We may also experience difficulties in installing or integrating our products on systems used by our customers. Defects in our software, installation problems or delays or other difficulties could result in negative publicity, loss of revenues, loss of competitive position or claims against us by customers. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors or defects that could have a negative effect on our business and results of operations.
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
Acquisitions subject us to risks and may be costly and difficult to integrate. Acquisitions are difficult to evaluate, and our due diligence may not identify all potential liabilities or valuation issues. We may also be subject to risks related to cybersecurity incidents or vulnerabilities of the acquired company and the acquired systems. We may not be able to successfully integrate acquired companies. We may encounter problems with the integration of new businesses, including: financial control and computer system compatibility; unanticipated costs and liabilities; unanticipated quality or customer problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant depreciation and amortization expenses related to acquired assets. To finance future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to integrate our acquisitions, our business, financial condition and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we review our acquired assets.
If others claim that we have infringed their intellectual property rights, we could be liable for significant damages or could be required to change our processes. We have agreed to indemnify many of our customers against claims that our products and services infringe on the proprietary rights of others. We also use certain open source software in our products, which may subject us to suits by persons claiming ownership of what we believe to be open source software. Infringement claims have been and will in the future be asserted with regard to our software solutions and services. Such claims, whether with or without merit, are time-consuming, may result in costly litigation and may not be resolved on terms favorable to us. If our defense of such claims is not successful, we could be forced to pay damages or could be subject to injunctions that would cause us to cease making or selling certain applications or force us to redesign applications.
Our failure to protect our intellectual property and proprietary rights may adversely affect our competitive position. Our success and ability to compete depend in part upon protecting our proprietary systems and technology. Unauthorized parties may attempt to copy or access systems or technology that we consider proprietary. We actively take steps to protect our intellectual property and proprietary rights, including entering into agreements with users of our services for that purpose and maintaining security measures. However, these steps may be inadequate to prevent misappropriation. Policing unauthorized use of our proprietary rights is difficult and misappropriation or litigation relating to such matters could have a material negative effect on our results of operation.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2020. On an annual basis, and whenever circumstances require, we review our intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of these intangible assets could have a material negative effect on our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Oklahoma City, Oklahoma; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 906,000 square feet of office space in eight states. We have 42 leased office facilities in 24 states, which total approximately 775,000 square feet. All of our owned and leased office facilities are for normal business purposes.
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
On August 14, 2020, there were approximately 198,654 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2020:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1- April 30, 2020	—	$—	—	2,997,713
May 1- May 31, 2020	—	$—	—	2,997,713
June 1- June 30, 2020	—	$—	—	2,997,713
Total	—	$—	—	2,997,713
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

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2020, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index and an index of peer companies selected by the Company. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
6/15
6/16
6/17
6/18
6/19
6/20
JKHY
2020 Peer Group
S&P 500

The following information depicts a line graph with the following values:

	2015	2016	2017	2018	2019	2020
JKHY	100.00	136.74	164.83	209.35	217.43	301.97
2020 Peer Group	100.00	112.09	130.82	175.85	216.00	234.43
S&P 500	100.00	103.99	122.60	140.23	154.83	166.45
This comparison assumes $100 was invested on June 30, 2015 and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Companies in the fiscal 2020 peer group are ACI Worldwide, Inc.; Black Knight, Inc.; Bottomline Technologies (de), Inc.; Broadridge Financial Solutions, Inc.; Cardtronics plc; CoreLogic, Inc.; Euronet Worldwide, Inc.; ExlService Holdings, Inc.; Fair Isaac Corporation; Fidelity National Information Services, Inc.; Fiserv, Inc.; Fleetcor Technologies, Inc.; Global Payments Inc.; Square, Inc.; SS&C Technologies Holdings, Inc.; Tyler Technologies, Inc.; Verint Systems, Inc.; and WEX Inc. Total System Services, Inc. was acquired by Global Payments Inc. on September 17, 2019 and was removed from the peer group.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.   SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in the Annual Report on Form 10-K. Fiscal 2018 and 2017 have been recast to reflect the Company's retrospective adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and related amendments, collectively referred to as Accounting Standards Codification ("ASC") 606. Fiscal 2016 was not recast. Net income for fiscal 2020, 2019, and 2018 has been impacted by the reduced U.S. corporate tax rate enacted by the Tax Cuts and Jobs Act of 2017 ("TCJA"), and fiscal 2018 net income contains the related adjustment for the re-measurement of deferred taxes. Acquisitions have affected revenue and net income in fiscal 2020, 2019, and 2018.

Selected Financial Data
(In Thousands, Except Per Share Data)
	YEAR ENDED JUNE 30,
Income Statement Data	2020	2019	2018	2017	2016
					*Unadjusted
Revenue (1)	$1,697,067	$1,552,691	$1,470,797	$1,388,290	$1,354,646
Net Income	$296,668	$271,885	$365,034	$229,561	$248,867
Basic earnings per share	$3.86	$3.52	$4.73	$2.95	$3.13
Diluted earnings per share	$3.86	$3.52	$4.70	$2.93	$3.12
Dividends declared per share	$1.66	$1.54	$1.36	$1.18	$1.06
Balance Sheet Data
Total deferred revenue	$389,622	$394,306	$369,915	$368,151	$521,054
Total assets	$2,428,474	$2,184,829	$2,033,058	$1,868,199	$1,815,512
Long-term debt	$208	$—	$—	$50,000	$—
Stockholders’ equity	$1,549,688	$1,429,013	$1,322,844	$1,099,693	$996,210
(1) Revenue includes license sales, support and service revenues, and hardware sales, less returns and allowances.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the Selected Financial Data, the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2020 to fiscal 2019. Discussions of fiscal 2018 items and comparisons between fiscal 2018 and fiscal 2019 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
OVERVIEW
Jack Henry & Associates, Inc. is headquartered in Monett, Missouri, employs approximately 6,800 associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve nearly 8,700 customers and are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions with assets up to $50 billion. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JHA's integrated solutions are available for in-house installation and outsourced delivery in our private cloud.
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
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "outsourcing and cloud" fees that predominantly have contract terms of five years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "in-house support" revenue, composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of sales.
COVID-19 Impact and Response
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and the President of the United States declared the outbreak as a national emergency. As COVID-19 has rapidly spread, federal, state and local governments have responded by imposing varying degrees of restrictions, including widespread “stay-at-home” orders, social distancing requirements, travel limitations, quarantines, and forced closures or limitations on operations of non-essential businesses. Such restrictions have resulted in significant economic disruptions and uncertainty.
The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allow them to work off-site. This recommended remote working option is currently extended until at least January 4, 2021, and our internal task force will continue to evaluate recommending further extensions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. As of August 13, 2020, the majority of our employees were working remotely. Our internal task force considers federal, state and local guidance, as well as employee-specific and facility-specific factors, when recommending Company actions. At such time that our internal task force recommends that our remote employees begin to return to our facilities, we have prepared procedures to assist with a safe, gradual and deliberate approach, including a return-to-office training, enhanced sanitation procedures and face mask requirements, which are currently being utilized by our employees who are required to be on site to perform their required job functions.
We have suspended all non-essential business travel until at least January 4, 2021, and our internal task force will continue to evaluate the need for further extensions. We have put additional safety precautions into place for travel that is essential. We have also updated the health benefits available to our employees by waiving out-of-pocket expenses related to testing and treatment of COVID-19. Despite the move to a principally remote workforce, we honored our 2020 summer internship program through virtual methods.
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the

COVID-19 pandemic. However, we have experienced delays related to continuing customer migrations to our new card processing platform. We are on track to meet the revised schedule to complete migrations of our core customers by September 30, 2020, and non-core customers by March 31, 2021, to the new platform. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program that was introduced by the CARES Act, which was signed into law on March 27, 2020. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We saw a decrease of card processing transaction volumes late in the third quarter of fiscal 2020 and into the early portion of the fourth quarter due to COVID-19, which slowed the rate of growth of our processing revenue for those periods versus a year ago. In addition, installations have been delayed and the associated revenue pushed from the current period to future periods. These headwinds may also impact our processing and installation revenues moving into fiscal 2021. Although transaction levels have since returned to more normal levels, the recurrence of lower-than-normal card processing transaction rates is uncertain and will depend upon when requirements for business closures and other restrictions are normalized and how quickly economic recovery occurs. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during the fourth quarter, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions, the duration, severity and recurrence of the outbreak, the speed of economic recovery and the potential impact to our customers, vendors, and employees, as well as how the potential impact might affect future customer services, processing revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
A detailed discussion of the major components of the results of operations follows.
RESULTS OF OPERATIONS
FISCAL 2020 COMPARED TO FISCAL 2019
In fiscal 2020, revenues increased 9% or $144,376 compared to fiscal 2019. Deconversion fees increased $23,684 to $53,914, compared to the prior fiscal year. Revenue from fiscal 2020 acquisitions totaled $8,969. Excluding these factors, adjusted revenue increased 7%, with growth in each of our revenue streams as discussed in detail below.
Operating expenses increased 9% year over year, primarily due to costs related to our new card payment processing platform, increased salaries and benefits in fiscal 2020, partly due to increased headcount compared to fiscal 2019, increases in related revenue, and increased depreciation and amortization expense.
We move into fiscal 2021 following strong performance in fiscal 2020. Significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2020 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2020	2019
Services and Support	$1,051,451	$958,489	10%
Percentage of total revenue	62%	62%

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
In the fiscal year ended June 30, 2020, services and support revenue grew 10% over the prior fiscal year. Excluding deconversion fees from each period, which totaled $53,914 in fiscal 2020 and $30,230 in fiscal 2019 and excluding revenue from the fiscal 2020 acquisition totaling $8,969, adjusted services and support revenue grew 6%. The adjusted increase was primarily driven by an increase in outsourcing and cloud revenue resulting from organic growth in data processing and hosting fee revenue, as well as higher implementation fee revenue primarily related to our private cloud offerings. Higher software usage revenue within in-house support also contributed to the increase, resulting partially from the addition of new customers. These increases were partially offset by decreased maintenance fees within in-house support revenue and on-premise implementation fees within product delivery and services revenue due to more customers opting for outsourced delivery.

Processing Revenue	Year Ended June 30,		% Change
	2020	2019
Processing	$645,616	$594,202	9%
Percentage of total revenue	38%	38%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
Processing revenue increased 9% for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019, with strong organic growth in each component.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2020	2019
Cost of Revenue	$1,008,464	$923,030	9%
Percentage of total revenue	59%	59%
Cost of revenue for fiscal 2020 increased 9% compared to fiscal 2019. Excluding costs related to deconversion fees from each period, which totaled $4,055 in fiscal 2020 and $2,192 in fiscal 2019, and excluding costs related to the fiscal 2020 acquisition totaling $4,054, adjusted cost of revenue also increased 9%. The adjusted increase was driven by higher direct costs of product, including spending related to the ongoing project to expand our credit and debit card platform, and increases in related revenue; higher salary and benefit expenses, in part due to a 5% increase in headcount at June 30, 2020 compared to a year ago that reflects organic growth within our product lines; and increased depreciation and amortization expense mainly related to capitalized software. Partially offsetting adjusted cost of revenue increases were the savings realized from non-essential travel restrictions imposed at the Company due to the COVID-19 pandemic (see "COVID-19 Impact and Response" on page 23). Cost of revenue remained consistent as a percentage of total revenue for fiscal 2020 and fiscal 2019. The Company continues to focus on management of costs which contributes to the consistency of this percentage.

Research and Development	Year Ended June 30,		% Change
	2020	2019
Research and Development	$109,988	$96,378	14%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer driven.
Research and development expenses for fiscal 2020 increased 14% compared to fiscal 2019. Excluding costs related to the fiscal 2020 acquisition totaling $1,980, adjusted research and development expense increased 12%.

The adjusted increase was primarily due to increased salary and benefit expenses, in part due to a 4% increase in headcount at June 30, 2020 compared to a year ago that reflects organic growth within our product lines, as well as an increase in licenses and fees. A portion of the adjusted research and development expense is a result of our investment in digital platforms. Research and development expense remained consistent as a percentage of total revenue for fiscal 2020 and fiscal 2019. The Company continues to focus on management of costs which contributes to the consistency of this percentage.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2020	2019
Selling, General, and Administrative	$197,988	$185,998	6%
Percentage of total revenue	12%	12%
Selling, general and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs. Excluding costs related to deconversion fees from fiscal 2020 (there were no deconversion fees related to selling, general, and administrative for fiscal 2019), which totaled $973, the fiscal 2020 acquisition of $2,063, and the fiscal 2020 loss on disposal of certain assets, net, of $4,789, adjusted selling, general, and administrative expense increased 2% compared to fiscal 2019. The adjusted increase was primarily due to increased salaries and benefit expenses, in part due to a 5% increase in headcount at June 30, 2020 compared to a year ago. Partially offsetting adjusted selling, general, and administrative expense increases were the savings realized from non-essential travel restrictions imposed at the Company due to the COVID-19 pandemic (see "COVID-19 Impact and Response" on page 23). Selling, general, and administrative expense remained consistent as a percentage of total revenue for fiscal 2020 and fiscal 2019. The Company continues to focus on management of costs which contributes to the consistency of this percentage.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2020	2019
Interest Income	$1,137	$876	30%
Interest Expense	$(688)	$(926)	(26)%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense decreased in fiscal 2020 due mainly to lower interest rates during the year and the timing of invested balances.

PROVISION/ (BENEFIT) FOR INCOME TAXES	Year Ended June 30,		% Change
	2020	2019
Provision/ (Benefit) for Income Taxes	$84,408	$75,350	12%
Effective Rate	22.1%	21.7%
The increase to the Company's effective tax rate in fiscal 2020 compared to fiscal 2019 was primarily due to the difference in the tax benefits recognized from stock-based compensation between the two periods.
NET INCOME
Net income increased 9% to $296,668, or $3.86 per diluted share, in fiscal 2020 from $271,885, or $3.52 per diluted share, in fiscal 2019 primarily due to increased deconversion fee revenue, organic growth in our lines of revenue, year over year, and inorganic contributions from our fiscal 2020 acquisition.

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
During fiscal 2020, immaterial adjustments were made to reclassify revenue recognized in fiscal 2019 from the Complementary to the Core segment and from the Complementary to the Payments segment to be consistent with the current year's allocation of revenue by segment. For the fiscal year ended June 30, 2019, the amount reclassified totaled $2,614.

Core
	2020	% Change	2019
Revenue	$582,166	9%	$536,032
Cost of Revenue	$252,878	4%	$243,989
In fiscal 2020, revenue in the Core segment increased 9% compared to fiscal 2019. Excluding deconversion fees from both years, which totaled $25,927 in fiscal 2020 and $14,907 in fiscal 2019, adjusted revenue in the Core segment increased 7%. The adjusted increase was primarily due to increased outsourcing and cloud revenue. Cost of revenue in the Core segment increased 4% for fiscal 2020 compared to fiscal 2019 primarily due to increased salaries and benefits partially due to increased headcount at June 30, 2020 compared to a year ago. Cost of revenue decreased 2% as a percentage of revenue for fiscal 2020 compared to fiscal 2019.

Payments
	2020	% Change	2019
Revenue	$597,693	9%	$549,330
Cost of Revenue	$319,739	17%	$273,261
In fiscal 2020, revenue in the Payments segment increased 9% compared to fiscal 2019. Excluding deconversion fees from both years of $15,411 in fiscal 2020 and $8,603 in fiscal 2019, adjusted revenue in the Payments segment increased 8%. The adjusted increase was primarily due to organic growth within the card processing and remittance revenue lines. Cost of revenue in the Payments segment increased 17% for fiscal 2020 compared to fiscal 2019 primarily due to increased spending related to the ongoing project to expand our credit and debit card platform. Cost of revenue increased 4% as a percentage of revenue for fiscal 2020 compared to fiscal 2019.

Complementary
	2020	% Change	2019
Revenue	$463,349	11%	$415,601
Cost of Revenue	$191,577	9%	$175,737
Revenue in the Complementary segment increased 11% for fiscal 2020 compared to fiscal 2019. Excluding deconversion fees from both years, which totaled $12,145 in fiscal 2020 and $6,672 in fiscal 2019, and excluding revenue of $8,969 from fiscal 2020 acquisitions, adjusted revenue in the Complementary segment increased 8%. The adjusted increase was driven by increases in outsourcing and cloud and in-house support revenue within our services and support revenue line, as well as transaction and digital processing revenue within our processing revenue line. Cost of revenue in the Complementary segment increased 9% for fiscal 2020 compared to fiscal 2019, primarily due to increased amortization expense mainly related to capitalized software and higher direct costs largely related to the growth in outsourcing and cloud. Cost of revenue decreased 1% as a percentage of revenue for fiscal 2020 compared to fiscal 2019.

Corporate and Other
	2020	% Change	2019
Revenue	$53,859	4%	$51,728
Cost of Revenue	$244,270	6%	$230,043
The increase in revenue in the Corporate and Other segment for fiscal 2020 compared to fiscal 2019 was mainly due to increased hardware revenue within our services and support revenue line.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments. The increased cost of revenue in fiscal 2020 compared to fiscal 2019 was primarily related to increased salaries and benefits, partially due to increased headcount at June 30, 2020 compared to a year ago, and increased depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $213,345 at June 30, 2020 from $93,628 at June 30, 2019. Cash at the end of fiscal 2020 was higher primarily due to an increase in net cash from operating activities, partially offset by an increase in the purchase of treasury stock and an increase in dividends paid.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2020	2019
Net income	$296,668	$271,885
Non-cash expenses	218,004	180,987
Change in receivables	10,540	(11,777)
Change in deferred revenue	(4,871)	23,656
Change in other assets and liabilities	(9,809)	(33,623)
Net cash provided by operating activities	$510,532	$431,128
Cash provided by operating activities for fiscal 2020 increased 18% compared to fiscal 2019. Cash from operations is primarily used to repay debt, pay dividends and repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2020 totaled $197,906 and included: $117,262 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $53,538, mainly for the purchase of computer equipment; $30,376, net of cash acquired, for the purchase of Geezeo; $6,710 for the purchase and development of internal use software; and $1,150 for purchase of investments. This was partially offset by $11,130 of proceeds from asset sales.
Cash used in investing activities for fiscal 2019 totaled $190,635 and included: $111,114 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $53,598, mainly for the purchase of computer equipment; $19,981, net of cash acquired, for the purchases of BOLTS and Agiletics; $6,049 for the purchase and development of internal use software; and $20 for customer contracts. These expenditures were partially offset by $127 of proceeds from the sale of assets.
Financing activities used cash of $192,909 for fiscal 2020. Cash used was $127,421 for dividends paid to stockholders; $71,549 for the purchase of treasury shares; and $6,094 of net cash inflow from the issuance of stock and tax related to stock-based compensation. Borrowings and repayments on our revolving credit facility netted to a repayment of $33.
Financing activities used cash in fiscal 2019 of $178,305. Cash used was $118,745 for dividends paid to stockholders; $54,864 for the purchase of treasury shares; and $4,696 of net cash outflow from the issuance of stock and tax related to stock-based compensation. Borrowings and repayments on our revolving credit facility netted to zero.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $53,538 and $53,598 for fiscal years ended June 30, 2020 and June 30, 2019, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2020, the Company had no outstanding purchase commitments related to property and equipment. The COVID-19 pandemic has created significant uncertainty as to general global economic and market conditions for the beginning of our fiscal 2021 and beyond. We believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at June 30, 2020 is $1,181,673. During fiscal 2020, the Company repurchased 485 treasury shares for

$71,549. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a new five-year senior, unsecured revolving credit facility. The new credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The new credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The new credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2020, the Company was in compliance with all such covenants. The new revolving credit facility terminates February 10, 2025. There was no outstanding balance under the new credit facility at June 30, 2020.
The Company also terminated its prior unsecured credit agreement on February 10, 2020. There was no outstanding balance under the terminated credit facility at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. There was no balance outstanding at June 30, 2020 or June 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
At June 30, 2020, the Company’s total operating lease obligations were $75,549, consisting of long-term operating leases for various facilities and equipment which expire from 2020 to 2033 (see Note 3 to the consolidated financial statements for further information on the Company’s leases).
At June 30, 2020, the Company’s total contractual obligations were $1,227,089 and included the above-described operating lease obligations and $1,151,540 related to off-balance sheet purchase obligations. Included in off-balance sheet purchase obligations were open purchase orders of $82,303 and a strategic services agreement entered into by JHA in fiscal 2017 with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as to expand our card processing platform to financial institutions outside our core customer base. This agreement and subsequent amendments include a total purchase commitment at June 30, 2020 of $1,068,961 over the remaining term of the contract, which currently extends until January 2036, subject to certain renewal terms. The contractual obligations table below excludes $11,677 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Contractual obligations by period as of June 30, 2020	Less than 1 year	1-3 years	3-5 years	More than 5 years	TOTAL
Operating lease obligations	$13,444	$23,237	$14,499	$24,369	$75,549
Purchase obligations	123,545	99,919	118,845	809,231	1,151,540
Total	$136,989	$123,156	$133,344	$833,600	$1,227,089

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In August of 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40), which broadens the scope of Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with costs for internal-use software. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The required ASU effective date for the Company is July 1, 2020, with early adoption permitted. The Company early-adopted ASU No. 2018-15 for its fiscal 2020 third quarter. The Company chose prospective adoption and there was no material impact on its consolidated financial statements for the quarter or year-to-date period.
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
Not Adopted at Fiscal Year End
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2017-04 on July 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, with an allowance for credit losses valuation account that is deducted to present the net carrying value at the amount expected to be collected. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impacts of adopting this standard, including the processes, systems, data and controls that will be necessary to estimate credit reserves for impacted areas. Financial assets held by the Company subject to the “expected credit loss” model prescribed by the standard include trade and other receivables and contract assets. While the Company continues to evaluate the expected impact on its consolidated financial statements and related disclosures, it currently expects the adoption of this guidance will result in an acceleration in the timing for recognition of credit losses, and may also result in an increase in the reserve for these credit losses due to the requirement to record upfront the losses that are expected over the remaining contractual lives of its financial assets. The Company adopted ASU No. 2016-13 on July 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

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
Product Delivery and Services
Product delivery and services revenue is generated primarily from software licensing and related professional services and hardware delivery. Software licenses, along with any professional services from which they are not considered distinct, are recognized as they are delivered to the customer. Hardware revenue is recognized upon delivery. Professional services that are distinct are recognized as the services are performed. Deconversion fees are also included within product delivery and services and are considered a contract modification. Therefore, we recognize these fees over the remaining modified contract term.
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
Estimates used to determine current and deferred income taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We also must determine the likelihood of recoverability of deferred tax assets and adjust any valuation allowances accordingly. Considerations include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in one or more of these factors. Also, liabilities for uncertain tax positions require significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our financial results.
Assumptions related to purchase accounting and goodwill
We account for our acquisitions using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, as well as assessments of the fair value of existing assets such as property and equipment. Liabilities acquired can include balances for litigation and other contingency reserves established prior to or at the time of acquisition and require judgment in ascertaining a reasonable value. Third-party valuation firms may be used to assist in the appraisal of certain assets and liabilities, but even those determinations would be based on significant estimates provided by us, such as forecast revenues or profits on contract-related intangibles. Numerous factors are typically considered in the purchase accounting assessments, which are conducted by Company professionals from legal, finance, human resources, information systems, program management and other disciplines. Changes in assumptions and estimates of the acquired assets and liabilities would result in changes to the fair values, resulting in an offsetting change to the goodwill balance associated with the business acquired.
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
We have no outstanding debt with variable interest rates as of June 30, 2020 and are therefore not currently exposed to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	36

Management's Annual Report on Internal Control over Financial Reporting	38

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2020, 2019, and 2018	39

Consolidated Balance Sheets,
June 30, 2020 and 2019	40

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2020, 2019, and 2018	41

Consolidated Statements of Cash Flows,
Years Ended June 30, 2020, 2019, and 2018	42

Notes to Consolidated Financial Statements	43

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - estimating variable consideration and identification of and accounting for performance obligations
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $1.697 billion for the year ended June 30, 2020. The Company enters into contracts with its customers, which frequently contain multiple performance obligations and variable contract consideration. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. Management estimates variable consideration in its contract primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer. Significant judgment in revenue recognition for these customer contracts include, where relevant, (i) the estimation of variable consideration, principally, the varying volume of transactional activity over long-term contracts, and (ii) the identification of and accounting for all performance obligations.
The principal considerations for our determination that performing procedures relating to the estimation of variable consideration and the identification of and accounting for performance obligations is a critical audit matter are significant judgment by management to estimate the variable consideration, principally, the varying volume of transactional activity and the identification of and accounting for all performance obligations in a contract. This in turn resulted in significant audit effort, a high degree of auditor judgment and subjectivity in performing our audit procedures and in evaluating the audit evidence obtained.
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
August 25, 2020

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
As of June 30, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2020 was effective.
The Company’s internal control over financial reporting as of June 30, 2020 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2020	2019	2018

REVENUE	$1,697,067	$1,552,691	$1,470,797

EXPENSES
Cost of Revenue	1,008,464	923,030	853,138
Research and Development	109,988	96,378	90,340
Selling, General, and Administrative	197,988	185,998	171,710
Gain on Disposal of Businesses	—	—	(1,894)
Total Expenses	1,316,440	1,205,406	1,113,294

OPERATING INCOME	380,627	347,285	357,503

INTEREST INCOME (EXPENSE)
Interest Income	1,137	876	575
Interest Expense	(688)	(926)	(1,920)
Total Interest Income (Expense)	449	(50)	(1,345)

INCOME BEFORE INCOME TAXES	381,076	347,235	356,158

PROVISION/ (BENEFIT) FOR INCOME TAXES	84,408	75,350	(8,876)

NET INCOME	$296,668	$271,885	$365,034

Basic earnings per share	$3.86	$3.52	$4.73
Basic weighted average shares outstanding	76,787	77,160	77,252

Diluted earnings per share	$3.86	$3.52	$4.70
Diluted weighted average shares outstanding	76,934	77,347	77,585

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2020	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,345	$93,628
Receivables, net	300,945	310,080
Income tax receivable	21,051	17,817
Prepaid expenses and other	95,525	106,466
Deferred costs	38,235	35,102
Assets held for sale	—	6,355
Total current assets	669,101	569,448
PROPERTY AND EQUIPMENT, net	273,432	272,474
OTHER ASSETS:
Non-current deferred costs	113,525	90,084
Computer software, net of amortization	340,466	318,969
Other non-current assets	220,591	134,743
Customer relationships, net of amortization	95,108	100,653
Other intangible assets, net of amortization	29,917	31,514
Goodwill	686,334	666,944
Total other assets	1,485,941	1,342,907
Total assets	$2,428,474	$2,184,829
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,880	$9,850
Accrued expenses	166,689	120,360
Notes payable and current maturities of long-term debt	115	—
Deferred revenues	318,161	339,752
Total current liabilities	494,845	469,962
LONG-TERM LIABILITIES:
Non-current deferred revenues	71,461	54,554
Deferred income tax liability	243,998	217,010
Debt, net of current maturities	208	—
Other long-term liabilities	68,274	14,290
Total long-term liabilities	383,941	285,854
Total liabilities	878,786	755,816
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,622,563 shares issued at June 30, 2020; 103,496,026 shares issued at June 30, 2019	1,036	1,035
Additional paid-in capital	495,005	472,029
Retained earnings	2,235,320	2,066,073
Less treasury stock at cost 26,992,903 shares at June 30, 2020; 26,507,903 shares at June 30, 2019	(1,181,673)	(1,110,124)
Total stockholders' equity	1,549,688	1,429,013
Total liabilities and equity	$2,428,474	$2,184,829
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2020	2019	2018

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,496,026	103,278,562	103,083,299
Shares issued for equity-based payment arrangements	52,336	141,071	118,865
Shares issued for Employee Stock Purchase Plan	74,201	76,393	76,398
Shares, end of year	103,622,563	103,496,026	103,278,562

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,035	$1,033	$1,031
Shares issued for equity-based payment arrangements	—	1	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,036	$1,035	$1,033

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$472,029	$464,138	$452,016
Shares issued for equity-based payment arrangements	—	235	174
Tax withholding related to share based compensation	(3,739)	(13,972)	(7,332)
Shares issued for Employee Stock Purchase Plan	9,832	9,039	7,522
Stock-based compensation expense	16,883	12,589	11,758
Balance, end of year	$495,005	$472,029	$464,138

RETAINED EARNINGS:
Balance, beginning of year*	$2,066,073	$1,912,933	$1,652,920
Net income*	296,668	271,885	365,034
Dividends	(127,421)	(118,745)	(105,021)
Balance, end of year	$2,235,320	$2,066,073	$1,912,933

TREASURY STOCK:
Balance, beginning of year	$(1,110,124)	$(1,055,260)	$(1,006,274)
Purchase of treasury shares	(71,549)	(54,864)	(48,986)
Balance, end of year	$(1,181,673)	$(1,110,124)	$(1,055,260)

TOTAL STOCKHOLDERS' EQUITY	$1,549,688	$1,429,013	$1,322,844

Dividends declared per share	$1.66	$1.54	$1.36
See notes to consolidated financial statements.
*Retained earnings as of June 30, 2018 and net income for fiscal year 2018 have been adjusted as a result of the adoption of ASC 606.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$296,668	$271,885	$365,034
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	52,206	47,378	47,975
Amortization	119,599	113,255	104,011
Change in deferred income taxes	24,581	7,604	(74,884)
Expense for stock-based compensation	16,883	12,589	11,758
(Gain)/loss on disposal of assets and businesses	4,735	161	(954)
Changes in operating assets and liabilities:
Change in receivables	10,540	(11,777)	21,489
Change in prepaid expenses, deferred costs and other	(25,759)	(62,165)	(82,663)
Change in accounts payable	(47)	(7,526)	6,922
Change in accrued expenses	19,720	31,889	7,091
Change in income taxes	(3,723)	4,179	5,108
Change in deferred revenues	(4,871)	23,656	1,255
Net cash from operating activities	510,532	431,128	412,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(30,376)	(19,981)	(137,562)
Capital expenditures	(53,538)	(53,598)	(40,135)
Proceeds from the sale of businesses	—	—	350
Proceeds from the sale of assets	11,130	127	306
Customer contracts acquired	—	(20)	—
Purchased software	(6,710)	(6,049)	(13,138)
Computer software developed	(117,262)	(111,114)	(96,647)
Purchase of investments	(1,150)	—	(5,000)
Net cash from investing activities	(197,906)	(190,635)	(291,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	55,000	35,000	125,000
Repayments on credit facilities and financing leases	(55,033)	(35,000)	(175,000)
Purchase of treasury stock	(71,549)	(54,864)	(48,986)
Dividends paid	(127,421)	(118,745)	(105,021)
Proceeds from issuance of common stock upon exercise of stock options	—	237	176
Tax withholding payments related to share based compensation	(3,739)	(13,973)	(7,333)
Proceeds from sale of common stock	9,833	9,040	7,523
Net cash from financing activities	(192,909)	(178,305)	(203,641)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$119,717	$62,188	$(83,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$93,628	$31,440	$114,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,345	$93,628	$31,440

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. and subsidiaries is a provider of integrated computer systems and services. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and implementation services for financial institutions to utilize JHA systems, and by providing other related services. JHA also provides continuing support and services to customers using on-premise or outsourced systems.
CONSOLIDATION
The consolidated financial statements include the accounts of JHA and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Risks and Uncertainties
The COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets during 2020 (see “COVID-19 Impact and Response” in Item 1. Business and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
These changing conditions may affect the estimates and assumptions made by management. Such estimates and assumptions affect, among other things, the valuations of the Company’s long-lived assets, goodwill, and definite-lived intangible assets. If conditions significantly deteriorate, changes in any assumptions used may result in future goodwill impairment charges that, if incurred, could have a material adverse impact on the Company’s results of operations, total assets and total equity in the period recognized. Events and changes in circumstances arising subsequent to June 30, 2020, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
REVENUE RECOGNITION
The Company generates "Services and Support" revenue through software licensing and related services, outsourcing core and complementary software solutions, professional services, and hardware sales. The Company generates "Processing" revenue through processing of remittance transactions, card transactions and monthly fees, and digital transactions.
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
Product Delivery and Services
Product delivery and services revenue is generated primarily from software licensing and related professional services and hardware delivery. Software licenses, along with any professional services from which they are not considered distinct, are recognized as they are delivered to the customer. Hardware revenue is recognized upon delivery. Professional services that are distinct are recognized as the services are performed. Deconversion fees are also included within product delivery and services and are considered a contract modification. Therefore, the Company recognizes these fees over the remaining modified contract term.
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
PURCHASE OF INVESTMENT
The Company has invested $6,000 in the preferred stock of Automated Bookkeeping, Inc ("Autobooks"), which represents a non-controlling share of the voting equity of Autobooks. This investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2020, 2019, and 2018 equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at June 30, 2020 is $1,181,673. During fiscal 2020, the Company repurchased 485 treasury shares for $71,549. At June 30, 2019, there were 26,508 shares in treasury stock and the Company had authority to repurchase up to 3,483 additional shares.
EARNINGS PER SHARE
Per share information is based on the weighted average number of common shares outstanding during the year. Stock options and restricted stock have been included in the calculation of income per diluted share to the extent they are dilutive. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of outstanding stock options and restricted stock (see Note 11).
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

Not Adopted at Fiscal Year End
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2017-04 on July 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, with an allowance for credit losses valuation account that is deducted to present the net carrying value at the amount expected to be collected. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impacts of adopting this standard, including the processes, systems, data and controls that will be necessary to estimate credit reserves for impacted areas. Financial assets held by the Company subject to the “expected credit loss” model prescribed by the standard include trade and other receivables and contract assets. While the Company continues to evaluate the expected impact on its consolidated financial statements and related disclosures, it currently expects the adoption of this guidance will result in an acceleration in the timing for recognition of credit losses, and may also result in an increase in the reserve for these credit losses due to the requirement to record upfront the losses that are expected over the remaining contractual lives of its financial assets. The Company adopted ASU No. 2016-13 on July 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

NOTE 2. REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from data processing, transaction processing, software licensing and related services, professional services, and hardware sales.

Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 14, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Year Ended June 30,
	2020	2019	2018
Outsourcing and Cloud	$464,066	$405,359	$361,922
Product Delivery and Services	259,110	231,982	251,743
In-House Support	328,275	321,148	307,074
Services and Support	1,051,451	958,489	920,739

Processing	645,616	594,202	550,058

Total Revenue	$1,697,067	$1,552,691	$1,470,797
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2020	June 30, 2019
Receivables, net	$300,945	$310,080
Contract Assets- Current	21,609	21,446
Contract Assets- Non-current	54,293	50,640
Contract Liabilities (Deferred Revenue)- Current	318,161	339,752
Contract Liabilities (Deferred Revenue)- Non-current	71,461	54,554
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
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
For the fiscal years ended June 30, 2020, 2019, and 2018, the Company recognized revenue of $259,887, $265,946, and $269,593, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2020, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $4,204,569. The Company expects to recognize approximately 28% over the next 12 months, 19% in 13-24 months, and the balance thereafter.

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
Capitalized costs totaled $271,010 and $231,273, at June 30, 2020 and 2019, respectively.
During the fiscal years ended June 30, 2020, 2019, and 2018, amortization of deferred contract costs totaled $117,763, $110,894, and $94,337 respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

NOTE 3. LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the fiscal year ended June 30, 2020 reflect the application of ASC 842 while the reported results for the years ended June 30, 2019 and 2018 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior period.
The Company determines if an arrangement is a lease, or contains a lease, at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases. The Company elected the package of practical expedients permitted under the transition guidance within ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.
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
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 1 to 13 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At June 30, 2020, the Company had operating lease assets of $63,948 and net financing lease assets of $318. Total operating lease liabilities of $68,309 were comprised of current operating lease liabilities of $11,712 and noncurrent operating lease liabilities of $56,597. Total financing lease liabilities of $323 were comprised of current financing lease liabilities of $115 and noncurrent financing lease liabilities of $208.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $13,719 as of June 30, 2020. Financing lease assets are included within property and equipment, net and financing lease liabilities are included with notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $38 as of June 30, 2020.
Operating lease costs for the fiscal year ended June 30, 2020 were $16,029. Financing lease costs for the fiscal year ended June 30, 2020 were $41. Total operating and financing lease costs for the fiscal year included variable lease costs of approximately $4,017.
Operating and financing lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the right-of-use asset, in the Company’s consolidated statement of income.
Operating cash flows for payments on operating leases for the twelve months ended June 30, 2020 were $14,348 and right-of-use assets obtained in exchange for operating lease liabilities were $4,212. Financing cash flows for payments on financing leases for the twelve months ended June 30, 2020 were $33.
As of June 30, 2020, the weighted-average remaining lease term for the Company's operating leases was 88 months and the weighted-average discount rate was 2.76%. As of June 30, 2020, the weighted-average remaining lease term for the Company's financing leases was 33 months and the weighted-average discount rate was 2.42%.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2020*:

Due dates	Future Minimum Rental Payments

2021	13,444
2022	12,447
2023	10,790
2024	8,635
2025	5,864
Thereafter	24,369
Total lease payments	$75,549
Less: interest	(7,240)
Present value of lease liabilities	$68,309
*Financing leases were immaterial to the fiscal year, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2020, there were $18 in legally binding lease payments for a lease signed but not yet commenced. The commencement date of the lease is July 1, 2020 and has a term of 36 months.

Maturity of Lease Liabilities under ASC 840
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Due dates	Future Minimum Rental Payments

2020	$15,559
2021	13,539
2022	11,860
2023	10,169
2024	8,835
Thereafter	11,671
Total lease payments	$71,633
Rent expense for all operating leases was $15,196 and $10,835 during the years ended June 30, 2019 and 2018, respectively.

NOTE 4. PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2020	2019	Estimated Useful Life
Land (1)	$22,885	$23,243
Land improvements (1)	23,765	25,209	5 - 20 years
Buildings (1)	146,193	147,220	20 - 30 years
Leasehold improvements	56,106	48,478	5 - 30 years	(2)
Equipment and furniture	388,413	365,101	3 - 10 years
Aircraft and equipment	39,824	39,293	4 - 10 years
Construction in progress	279	12,411
Finance lease right of use asset (3)	355	—
	677,820	660,955
Less accumulated depreciation	404,388	388,481
Property and equipment, net	$273,432	$272,474
(1) Excludes assets held for sale in 2019
(2) Lesser of lease term or estimated useful life
(3) See Note 3 for details
The change in property and equipment in accrued liabilities was $44 and $14,315 for the fiscal years ended June 30, 2020 and 2019, respectively. The change in property and equipment acquired through capital leases was $355 and $0 for the fiscal years ended June 30, 2020 and 2019, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
No impairments of property and equipment were recorded in fiscal 2020 or 2019.

At June 30, 2019, the Company had assets held for sale on its consolidated balance sheet related to its Houston, TX, and Elizabethtown, KY, facilities totaling $6,355 (excluded from the above table for fiscal 2019). These assets held for sale were sold during fiscal 2020. At June 30, 2020, the Company had no assets held for sale.

In fiscal 2020, we recorded a gain on disposal of assets of $4,352 included in selling, general, and administrative on the Company's consolidated statement of income and as (gain)/loss on disposal of assets and businesses on the Company's consolidated statement of cash flows. The gain on disposal of assets was related to the sale of the Company's Houston,TX facility.

NOTE 5. OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2020 and 2019, by reportable segments, is as follows:

	June 30,
Core	2020	2019
Beginning balance	$199,956	$195,956
Goodwill, acquired during the year	—	4,000
Goodwill, adjustments related to dispositions	—	—
Ending balance	$199,956	$199,956

Payments
Beginning balance	$325,326	$325,204
Goodwill, acquired during the year	—	122
Goodwill, adjustments related to dispositions	—	—
Ending balance	$325,326	$325,326

Complementary
Beginning balance	$141,662	$128,769
Goodwill, acquired during the year	19,390	12,893
Goodwill, adjustments related to dispositions	—	—
Ending balance	$161,052	$141,662
Goodwill acquired during fiscal 2020 totaled $19,390, all resulting from the purchase of Geezeo. The goodwill arising from this acquisition consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of Geezeo, together with the value of their assembled workforces. No goodwill has been assigned to the Company's Corporate and Other reportable segment (see Note 13. Business Acquisitions).
Goodwill acquired during fiscal 2019 totaled $17,014, with $12,893 of that resulting from the purchase of BOLTS, $3,999 resulting from the purchase of Agiletics, and the remainder resulting from a measurement period adjustment on the Ensenta valuation. The goodwill arising from these acquisitions consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of BOLTS and Agiletics, together with the value of their assembled workforces. No goodwill was assigned to the Company's Corporate and Other reportable segment (see Note 13. Business Acquisitions).
Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,034	$(220,926)	$95,108
Computer software	$860,540	$(520,074)	$340,466
Other intangible assets:	$101,772	$(71,855)	$29,917

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$305,512	$(204,859)	$100,653
Computer software	$759,671	$(440,702)	$318,969
Other intangible assets:	$93,471	$(61,957)	$31,514
Customer relationships have useful lives ranging from 5 to 20 years.

Computer software includes cost of software to be sold, leased, or marketed of $142,493 and costs of internal-use software of $197,973 at June 30, 2020. At June 30, 2019, costs of software to be sold, leased, or marketed totaled $135,743, and costs of internal-use software totaled $183,226.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $92,460, $82,605, and $72,859 for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. Computer software projects totaling $8,710, primarily related to Enterprise Risk Mitigation Solution and Payments Hub, were written off during the fiscal year ended June 30, 2020 and are included in selling, general, and administrative on the Company's consolidated statement of income and as (gain)/loss on disposal of assets and businesses on the Company's consolidated statement of cash flows. There were no material impairments in fiscal years ended June 30, 2019 and 2018.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $119,599, $113,255, and $104,011 for the fiscal years ended June 30, 2020, 2019, and 2018, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2020, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2021	$78,873	$13,625	$9,083	$101,581
2022	62,311	12,314	6,157	80,782
2023	47,426	9,721	3,122	60,269
2024	31,396	8,339	1,668	41,403
2025	13,293	7,885	1,375	22,553

NOTE 6. DEBT
The Company had $115 outstanding short-term debt and $208 outstanding long-term debt at June 30, 2020, both related to financing leases. The Company had no outstanding short-term or long-term debt at June 30, 2019.
Revolving credit facility
On February 10, 2020, the Company entered into a new five-year senior, unsecured revolving credit facility. The new credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The new credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The new credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2020, the Company was in compliance with all such covenants. The new revolving credit facility terminates February 10, 2025. There was no outstanding balance under the new credit facility at June 30, 2020.
The Company also terminated its prior unsecured credit agreement on February 10, 2020. There was no outstanding balance under the terminated credit facility at June 30, 2019.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. There was no balance outstanding at June 30, 2020 or 2019.
Interest
The Company paid interest of $475, $691, and $1,747 during the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES
Property and Equipment
The Company had no commitments at June 30, 2020 and an estimated $2,673 of commitments at June 30, 2019 to purchase property and equipment.

NOTE 8. INCOME TAXES
The provision/(benefit) for income taxes consists of the following:

	Year Ended June 30,
	2020	2019	2018
Current:
Federal	$46,137	$54,800	$56,060
State	13,690	12,946	9,948
Deferred:
Federal	21,130	4,177	(80,509)
State	3,451	3,427	5,625
	$84,408	$75,350	$(8,876)
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2020	2019
Deferred tax assets:
Contract and service revenues	$14,469	$13,450
Expense reserves (bad debts, compensation, and payroll tax)	14,096	14,325
Leasing liabilities	17,122	—
Net operating loss and tax credit carryforwards	3,786	2,713
Other, net	2,327	851
Total gross deferred tax assets	51,800	31,339
Valuation allowance	(473)	(415)
Net deferred tax assets	51,327	30,924

Deferred tax liabilities:
Accelerated tax depreciation	(39,619)	(31,846)
Accelerated tax amortization	(166,343)	(154,633)
Contract and service costs	(73,331)	(61,455)
Leasing right-of-use assets	(16,032)	—
Total gross deferred liabilities	(295,325)	(247,934)

Net deferred tax liability	$(243,998)	$(217,010)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2020	2019	2018
Computed "expected" tax expense	21.0%	21.0%	28.1%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.6%	3.7%	2.9%
Research and development credit	(2.4)%	(2.5)%	(2.0)%
Domestic production activities deduction	—%	—%	(1.4)%
TCJA deferred tax rate re-measurement	—%	—%	(30.0)%
Tax effects of share-based payments	(0.1)%	(1.4)%	(0.8)%
Other (net)	—%	0.9%	0.7%
	22.1%	21.7%	(2.5)%
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
As of June 30, 2020, the Company has $8,108 of gross federal net operating loss (“NOL”) carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc., BOLTS, and Geezeo, which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2020, the Company has state NOL carryforwards with a tax-effected value of $532. The federal and state losses have varying expiration dates, ranging from fiscal 2021 to 2040. Based on state tax rules which restrict utilization of these losses, the Company believes it is more likely than not that $473 of these losses will expire unutilized. Accordingly, a valuation allowance of $473 and $415 has been recorded against the state net operating losses as of June 30, 2020 and 2019, respectively.
The Company paid income taxes, net of refunds, of $63,692, $62,005, and $60,382 in fiscal 2020, 2019, and 2018, respectively.
At June 30, 2020, the Company had $10,112 of gross unrecognized tax benefits, $9,434 of which, if recognized, would affect its effective tax rate. At June 30, 2019, the Company had $10,495 of unrecognized tax benefits, $9,892 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $1,565 and $1,514 related to uncertain tax positions at June 30, 2020 and 2019, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $38, $128, and $165 in the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2020 and 2019 follows:

Unrecognized Tax Benefits
Balance at July 1, 2018	$10,227
Additions for current year tax positions	1,135
Reductions for current year tax positions	(40)
Additions for prior year tax positions	562
Reductions for prior year tax positions	(531)
Additions related to business combinations	43
Settlements	(25)
Reductions related to expirations of statute of limitations	(876)
Balance at June 30, 2019	10,495
Additions for current year tax positions	1,451
Additions for prior year tax positions	867
Additions related to business combinations	192
Reductions related to expirations of statute of limitations	(2,893)
Balance at June 30, 2020	$10,112
The U.S. federal and state income tax returns for fiscal 2017 and all subsequent years remain subject to examination as of June 30, 2020 under statute of limitations rules. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,500 - $4,500 within twelve months of June 30, 2020.

NOTE 9. INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves (which are insignificant at June 30, 2020 and 2019) are maintained for potential credit losses. Customer-related risks are moderated through the inclusion of credit mitigation clauses in the Company's contracts and through the monitoring of timely payments.
In addition, some of the Company’s key solutions are dependent on technology manufactured by IBM Corporation and Microsoft. Termination of the Company’s relationship with either IBM or Microsoft could have a negative impact on the operations of the Company.

NOTE 10. STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2020, 2019, and 2018 includes $16,883, $12,589, and $11,758 of equity-based compensation costs, respectively, of which $15,148, $10,828, and $10,256 relates to the restricted stock plans, respectively. Costs are recorded net of estimated forfeitures. The income tax benefits from stock option exercises and restricted stock vestings totaled $340, $6,191, and $3,274 for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.
2015 Equity Incentive Plan
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
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2017	72	$50.04
Granted	—	—
Forfeited	—	—
Exercised	(20)	17.45
Outstanding July 1, 2018	52	62.65
Granted	—	—
Forfeited	—	—
Exercised	(20)	23.65
Outstanding July 1, 2019	32	87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	87.27
Outstanding June 30, 2020	22	$87.27	$2,098
Vested and Expected to Vest June 30, 2020	22	$87.27	$2,098
Exercisable June 30, 2020	22	$87.27	$2,098
There were no options granted in fiscal 2020, 2019, and 2018.
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All remaining options were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk-free interest rate used in the Company's estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from its historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The assumptions used in estimating fair value and resulting compensation expenses at the grant dates are as follows:

Expected Life (years)	6.50 years
Volatility	19.60%
Risk-free interest rate	1.24%
Dividend yield	1.28%
At June 30, 2020, there was no compensation cost yet to be recognized related to outstanding options.
The total intrinsic value of options exercised was $809, $2,289, and $2,165 for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.
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

The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2017	36	$73.66
Granted	—	—
Vested	(12)	58.61
Forfeited	(1)	64.60
Outstanding July 1, 2018	23	81.33
Granted	—	—
Vested	(17)	79.41
Forfeited	—	—
Outstanding July 1, 2019	6	87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding June 30, 2020	—	$—
The non-vested share awards granted prior to July 1, 2016 do not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The non-vested share awards granted during the fiscal year ended June 30, 2018 do participate in dividends during the restriction period. The weighted-average fair value of such participating awards was based on the fair market value on the grant date.
At June 30, 2020, there was no compensation expense yet to be recognized related to non-vested restricted stock share awards.
An amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010. Unit awards were made to employees remaining in continuous employment throughout the performance period and vary based on the Company’s percentile ranking in Total Shareholder Return (“TSR”) over the performance period compared to a peer group, or peer groups, of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company’s stock. Certain Restricted Stock Unit awards are not tied to performance goals, and for such awards, vesting occurs over a period of 1 to 3 years.

The following table summarizes non-vested unit awards as of June 30, 2020, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2017	386	$67.84
Granted	125	98.41
Vested	(156)	57.00
Forfeited	(4)	81.83
Outstanding July 1, 2018	351	83.37
Granted	80	169.53
Vested	(129)	82.06
Forfeited	(4)	92.32
Outstanding July 1, 2019	298	107.00
Granted	139	157.94
Vested	(69)	98.25
Forfeited	(61)	85.33
Outstanding June 30, 2020	307	$136.41	$56,476
The 139 unit awards granted in fiscal 2020 had service requirements and performance targets, with 99 only having service requirements. Those 99 were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 40 unit awards granted in fiscal 2020 had performance targets along with service requirements, 38 of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. The remaining unit awards granted in fiscal 2020 had other performance targets. Per the Company's award vesting and settlement provisions, approximately half of the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of TSR in comparison to the compensation peer group approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2020, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of TSR in comparison to the Standard & Poor's 1500 Information Technology Index ("S&P 1500 IT Index") participants.
The weighted average assumptions used in the Monte Carlo pricing model to estimate fair value at the grant dates for awards with performance targets and service requirements are as follows:

	Year Ended June 30,
	2020	2019	2018
Compensation peer group:
Volatility	16.8%	15.3%	15.6%
Risk free interest rate	1.34%	2.89%	1.55%
Dividend yield	1.1%	0.9%	1.2%
Stock Beta	0.709	0.669	0.687

S&P 1500 IT Index:
Volatility	16.8%	—%	—%
Risk free interest rate	1.34%	—%	—%
Dividend yield	1.1%	—%	—%
Stock Beta	0.536	—	—
At June 30, 2020, there was $19,780 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average remaining contractual term of 1.22 years.
The fair value of restricted shares and units at vest date totaled $11,248, $34,645, and $17,951 for the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

NOTE 11. EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2020	2019	2018
Net Income	$296,668	$271,885	$365,034
Common share information:
Weighted average shares outstanding for basic earnings per share	76,787	77,160	77,252
Dilutive effect of stock options, restricted stock units, and restricted stock	147	187	333
Weighted average shares outstanding for diluted earnings per share	76,934	77,347	77,585
Basic earnings per share	$3.86	$3.52	$4.73
Diluted earnings per share	$3.86	$3.52	$4.70
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 2 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2020, no shares were excluded for fiscal 2019, and 41 shares were excluded for fiscal 2018.

NOTE 12. EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2020, 2019 and 2018, employees purchased 74, 76, and 76 shares under this plan at average prices of $132.51, $118.32, and $98.46, respectively. As of June 30, 2020, approximately 1,230 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time employee contributions up to 5% of eligible compensation. Prior to January 1, 2019, the Company match was subject to a maximum of $5 per year. On January 1, 2019, the maximum limit was removed. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $25,155, $21,003, and $18,821 for fiscal 2020, 2019 and 2018, respectively.

NOTE 13. BUSINESS ACQUISITIONS
Geezeo
On July 1, 2019, the Company acquired all of the equity interest of Geezeo for $37,776 paid in cash. The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by cash generated from operations. Geezeo is a Boston-based provider of retail and business digital financial management solutions.
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of July 1, 2019 are set forth below:

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
The Company's consolidated statement of income for the year ended June 30, 2020 included revenue of $8,969 and after-tax net income of $654 resulting from Geezeo's operations.
The accompanying consolidated statement of income for the year ended June 30, 2019 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

BOLTS Technologies, Inc
On October 5, 2018, the Company acquired all of the equity interest of BOLTS for $15,046 paid in cash. The acquisition was funded by cash generated from operations. BOLTS is the developer of boltsOPEN, a digital account opening solution.
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of October 5, 2018 are set forth below:

Current assets	$1,384
Identifiable intangible assets	2,274
Total other liabilities assumed	(1,505)
Total identifiable net assets	2,153
Goodwill	12,893
Net assets acquired	$15,046
The amounts shown above include measurement period adjustments made during fiscal 2020 related to income taxes.
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
For the fiscal year ended June 30, 2020, the Company's consolidated statement of income included revenue of $158 and after-tax net loss of $801 resulting from BOLTS' operations. For the fiscal year ended June 30, 2019, the Company's consolidated statement of income included revenue of $126 and after-tax net loss of $895 resulting from BOLTS' operations.
The accompanying consolidated statement of income for the fiscal year ended June 30, 2019 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.
Agiletics, Inc.
On October 1, 2018, the Company acquired all of the equity interest of Agiletics for $7,649 paid in cash. The acquisition was funded by cash generated from operations. Agiletics is a provider of escrow, investment, and liquidity management solutions for banks serving commercial customers.
Management has completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of October 1, 2018 are set forth below:

Current assets	$2,170
Identifiable intangible assets	3,090
Non-current deferred income tax liability	(872)
Total other liabilities assumed	(738)
Total identifiable net assets	3,650
Goodwill	3,999
Net assets acquired	$7,649
The amounts shown above include measurement period adjustments made during fiscal 2020 related to income taxes.

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
For the fiscal year ended June 30, 2020, the Company's consolidated statement of income included revenue of $1,566 and after-tax net income of $213 resulting from Agiletics' operations. For the fiscal year ended June 30, 2019, the Company's consolidated statement of income included revenue of $926 and after-tax net loss of $192 resulting from Agiletics' operations.
The accompanying consolidated statement of income for the fiscal year ended June 30, 2019 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of the Company's consolidated financial statements and, accordingly, pro forma financial information has not been provided.
Ensenta Corporation
On December 21, 2017, the Company acquired all of the equity interest of EST Holdings, Inc. and its wholly owned subsidiary, EST Interco, Inc., for $134,381 paid in cash. EST Holdings, Inc. and EST Interco, Inc. jointly owned all of the outstanding equity of Ensenta, a California-based provider of real-time, cloud-based solutions for mobile and online payments and deposits. This acquisition was partially funded by a draw on the Company's revolving credit facility, with the remaining amount funded by existing operating cash. The addition of Ensenta to the JHA Payment Solutions Group expanded the Company’s ability to conduct real-time transactions with third-party platforms, extending its presence in the credit union market through shared branching technology.
For the fiscal year ended June 30, 2020, the Company's consolidated statement of income included revenue of $43,082 and after-tax net income of $16,662 resulting from Ensenta's operations. For the fiscal year ended June 30, 2019, the Company's consolidated statement of income included revenue of $35,688 and after-tax net income of $11,163. For the fiscal year ended June 30, 2018, Ensenta contributed fiscal 2018 revenue of $15,776 and after-tax net income of $8,197. Excluding a large benefit from the TCJA, the Company's after-tax net income resulting from Ensenta's operations totaled $536.
Vanguard Software Group
On August 31, 2017, the Company acquired all of the equity interest of Vanguard, a Florida-based company specializing in the underwriting, spreading, and online decisioning of commercial loans, for $10,744 paid in cash. This acquisition was funded using existing operating cash. The addition of Vanguard to the Company's ProfitStars® Lending Solutions Group expanded functionality offered to clients, allowing for near-real-time communication with JHA's core processing and ancillary solutions, and also enhances cross-sell opportunities.
For the fiscal year ended June 30, 2020, the Company's consolidated statement of income included revenue of $4,857 and after-tax net income of $655 resulting from Vanguard's operations. For the fiscal year ended June 30, 2019, the Company's consolidated statement of income included revenue of $3,120 and after-tax net loss of $243. For the fiscal year ended June 30, 2018, Vanguard contributed revenue of $1,486 and after-tax net loss of $870.

NOTE 14. REPORTABLE SEGMENT INFORMATION
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
During fiscal 2020, immaterial adjustments were made to reclassify revenue recognized in fiscal 2019 from the Complementary to the Core segment and from the Complementary to the Payments segment to be consistent with the current year's allocation of revenue by segment. For the fiscal year ended June 30, 2019, the amount reclassified totaled $2,614.

	Year Ended
	June 30, 2020
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$550,794	$66,920	$380,842	$52,895	$1,051,451
Processing	31,372	530,773	82,507	964	645,616
Total Revenue	582,166	597,693	463,349	53,859	1,697,067

Cost of Revenue	252,878	319,739	191,577	244,270	1,008,464
Research and Development					109,988
Selling, General, and Administrative					197,988
Gain on Disposal of Businesses					—
Total Expenses					1,316,440

SEGMENT INCOME	$329,288	$277,954	$271,772	$(190,411)

OPERATING INCOME					380,627

INTEREST INCOME (EXPENSE)					449

INCOME BEFORE INCOME TAXES					$381,076

	Year Ended
	June 30, 2019
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$507,610	$52,756	$347,028	$51,095	$958,489
Processing	28,422	496,574	68,573	633	594,202
Total Revenue	536,032	549,330	415,601	51,728	1,552,691

Cost of Revenue	243,989	273,261	175,737	230,043	923,030
Research and Development					96,378
Selling, General, and Administrative					185,998
Gain on Disposal of Businesses					—
Total Expenses					1,205,406

SEGMENT INCOME	$292,043	$276,069	$239,864	$(178,315)

OPERATING INCOME					347,285

INTEREST INCOME (EXPENSE)					(50)

INCOME BEFORE INCOME TAXES					$347,235

	Year Ended
	June 30, 2018
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$482,216	$47,641	$333,812	$57,070	$920,739
Processing	27,605	460,690	61,607	156	550,058
Total Revenue	509,821	508,331	395,419	57,226	1,470,797

Cost of Revenue	232,868	245,269	163,905	211,096	853,138
Research and Development					90,340
Selling, General, and Administrative					171,710
Gain on Disposal of Businesses					(1,894)
Total Expenses					1,113,294

SEGMENT INCOME	$276,953	$263,062	$231,514	$(153,870)

OPERATING INCOME					357,503

INTEREST INCOME (EXPENSE)					(1,345)

INCOME BEFORE INCOME TAXES					$356,158

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 15: SUBSEQUENT EVENTS
Dividends
On August 21, 2020, the Company's Board of Directors declared a cash dividend of $0.43 per share on its common stock, payable on September 28, 2020 to shareholders of record on September 9, 2020.

QUARTERLY FINANCIAL INFORMATION
(unaudited)

	For the Year Ended June 30, 2020
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$438,005	$419,119	$429,406	$410,537	$1,697,067

EXPENSES
Cost of Revenue	245,791	249,267	258,571	254,835	1,008,464
Research and Development	24,591	27,187	28,308	29,902	109,988
Selling, General, and Administrative	49,436	48,961	50,589	49,002	197,988
Total Expenses	319,818	325,415	337,468	333,739	1,316,440

OPERATING INCOME	118,187	93,704	91,938	76,798	380,627

INTEREST INCOME (EXPENSE)
Interest income	508	346	197	86	1,137
Interest expense	(156)	(156)	(165)	(211)	(688)
Total interest income (expense)	352	190	32	(125)	449

INCOME BEFORE INCOME TAXES	118,539	93,894	91,970	76,673	381,076

PROVISION/ (BENEFIT) FOR INCOME TAXES	29,169	21,796	18,115	15,328	84,408

NET INCOME	$89,370	$72,098	$73,855	$61,345	$296,668

Basic earnings per share	$1.16	$0.94	$0.96	$0.80	$3.86
Basic weighted average shares outstanding	76,972	76,879	76,683	76,615	76,787

Diluted earnings per share	$1.16	$0.94	$0.96	$0.80	$3.86
Diluted weighted average shares outstanding	77,067	76,935	76,884	76,849	76,934

	For the Year Ended June 30, 2019
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

REVENUE	$392,543	$386,275	$380,364	$393,509	$1,552,691

EXPENSES
Cost of Revenue	220,112	227,284	235,594	240,040	923,030
Research and Development	24,026	23,990	23,442	24,920	96,378
Selling, General, and Administrative	45,183	46,797	44,887	49,131	185,998
Total Expenses	289,321	298,071	303,923	314,091	1,205,406

OPERATING INCOME	103,222	88,204	76,441	79,418	347,285

INTEREST INCOME (EXPENSE)
Interest income	291	252	155	178	876
Interest expense	(147)	(148)	(224)	(407)	(926)
Total interest income (expense)	144	104	(69)	(229)	(50)

INCOME BEFORE INCOME TAXES	103,366	88,308	76,372	79,189	347,235

PROVISION/ (BENEFIT) FOR INCOME TAXES	19,815	20,219	17,120	18,196	75,350

NET INCOME	$83,551	$68,089	$59,252	$60,993	$271,885

Basic net income per share	$1.08	$0.88	$0.77	$0.79	$3.52
Basic weighted average shares outstanding	77,188	77,216	77,177	77,060	77,160

Diluted net income per share	$1.08	$0.88	$0.77	$0.79	$3.52
Diluted weighted average shares outstanding	77,537	77,409	77,286	77,157	77,347

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
Management’s Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2020; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2020 fiscal year end in the definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Delinquent Section 16(a) Reports", and “Executive Officers and Significant Employees” in the Proxy Statement, which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2020, 2019 and 2018
- Consolidated Balance Sheets as of June 30, 2020 and 2019
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
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

4.1** Description of Securities

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

10.64* Retention Agreement, dated January 1, 2020, between the Company and David Foss attached as Exhibit 10.64 to the Company’s Current Report on Form 8-K filed January 3, 2020.

10.65* Form of Restricted Stock Unit Agreement attached as Exhibit 10.65 to the Company’s Current Report on Form 8-K filed January 3, 2020.

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

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2020 and June 30, 2019, (ii) the Consolidated Statements of Income for the years ended June 30, 2020, 2019 and 2018, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2020.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 25, 2020

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 25, 2020

/s/ John F. Prim John F. Prim	Director	August 25, 2020

/s/ Matthew Flanigan Matthew Flanigan	Director	August 25, 2020

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 25, 2020

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 25, 2020

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 25, 2020

/s/ Laura G. Kelly Laura G. Kelly	Director	August 25, 2020

/s/ Shruti Miyashiro Shruti S. Miyashiro	Director	August 25, 2020

/s/ Wesley A. Brown Wesley A. Brown	Director	August 25, 2020