Form 10-Q
period 2020-09-30
HENRY JACK & ASSOCIATES INC
filed 2020-11-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of October 26, 2020, the Registrant had 76,316,170 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to "Jack Henry," “JKHY,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the year ended June 30, 2020, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2020	June 30, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,320	$213,345
Receivables, net	223,013	300,945
Income tax receivable	—	21,051
Prepaid expenses and other	103,098	95,525
Deferred costs	53,108	38,235
Total current assets	574,539	669,101
PROPERTY AND EQUIPMENT, net	263,710	273,432
OTHER ASSETS:
Non-current deferred costs	116,994	113,525
Computer software, net of amortization	348,094	340,466
Other non-current assets	225,154	220,591
Customer relationships, net of amortization	91,701	95,108
Other intangible assets, net of amortization	28,550	29,917
Goodwill	686,334	686,334
Total other assets	1,496,827	1,485,941
Total assets	$2,335,076	$2,428,474
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,835	$9,880
Accrued expenses	144,774	166,689
Accrued income taxes	878	—
Notes payable and current maturities of long-term debt	126	115
Deferred revenues	254,764	318,161
Total current liabilities	407,377	494,845
LONG-TERM LIABILITIES:
Non-current deferred revenues	67,745	71,461
Deferred income tax liability	246,391	243,998
Debt, net of current maturities	169	208
Other long-term liabilities	69,644	68,274
Total long-term liabilities	383,949	383,941
Total liabilities	791,326	878,786
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,696,962 shares issued at September 30, 2020; 103,622,563 shares issued at June 30, 2020	1,037	1,036
Additional paid-in capital	497,031	495,005
Retained earnings	2,293,228	2,235,320
Less treasury stock at cost 27,392,903 shares at September 30, 2020; 26,992,903 shares at June 30, 2020	(1,247,546)	(1,181,673)
Total stockholders' equity	1,543,750	1,549,688
Total liabilities and equity	$2,335,076	$2,428,474
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2020	2019

REVENUE	$451,800	$438,005

EXPENSES
Cost of Revenue	262,929	245,791
Research and Development	26,057	24,591
Selling, General, and Administrative	45,226	49,436
Total Expenses	334,212	319,818

OPERATING INCOME	117,588	118,187

INTEREST INCOME (EXPENSE)
Interest Income	68	508
Interest Expense	(117)	(156)
Total Interest Income (Expense)	(49)	352

INCOME BEFORE INCOME TAXES	117,539	118,539

PROVISION FOR INCOME TAXES	26,323	29,169

NET INCOME	$91,216	$89,370

Basic earnings per share	$1.19	$1.16
Basic weighted average shares outstanding	76,507	76,972

Diluted earnings per share	$1.19	$1.16
Diluted weighted average shares outstanding	76,713	77,067

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2020	2019
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	103,622,563	103,496,026
Shares issued for equity-based payment arrangements	55,002	19,888
Shares issued for Employee Stock Purchase Plan	19,397	19,914
Shares, end of period	103,696,962	103,535,828

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,036	$1,035
Shares issued for equity-based payment arrangements	1	—
Balance, end of period	$1,037	$1,035

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$495,005	$472,030
Shares issued for equity-based payment arrangements	(1)	(1)
Tax withholding related to share based compensation	(5,505)	(2,072)
Shares issued for Employee Stock Purchase Plan	2,907	2,412
Stock-based compensation expense	4,625	2,853
Balance, end of period	$497,031	$475,222

RETAINED EARNINGS:
Balance, beginning of period	$2,235,320	$2,066,073
Cumulative effect of Accounting Standards Update adoption (Note 2)	(493)	—
Net income	91,216	89,370
Dividends	(32,815)	(30,771)
Balance, end of period	$2,293,228	$2,124,672

TREASURY STOCK:
Balance, beginning of period	$(1,181,673)	$(1,110,124)
Purchase of treasury shares	(65,873)	(14,145)
Balance, end of period	$(1,247,546)	$(1,124,269)

TOTAL STOCKHOLDERS' EQUITY	$1,543,750	$1,476,660

Dividends declared per share	$0.43	$0.40
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$91,216	$89,370
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	13,391	12,708
Amortization	30,352	29,380
Change in deferred income taxes	2,393	2,359
Expense for stock-based compensation	4,625	2,853
(Gain)/loss on disposal of assets	(159)	8
Changes in operating assets and liabilities:
Change in receivables	77,439	77,123
Change in prepaid expenses, deferred costs and other	(30,522)	(13,486)
Change in accounts payable	(2,244)	1,865
Change in accrued expenses	(27,896)	(35,270)
Change in income taxes	22,995	25,081
Change in deferred revenues	(67,113)	(68,939)
Net cash from operating activities	114,477	123,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(30,285)
Capital expenditures	(4,478)	(13,101)
Proceeds from completed and pending dispositions	6,115	10
Purchased software	(1,374)	(2,424)
Computer software developed	(31,451)	(28,475)
Purchase of investments	—	(1,150)
Net cash from investing activities	(31,188)	(75,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on financing leases	(28)	—
Purchase of treasury stock	(65,873)	(14,145)
Dividends paid	(32,815)	(30,771)
Tax withholding payments related to share based compensation	(5,505)	(2,072)
Proceeds from sale of common stock	2,907	2,412
Net cash from financing activities	(101,314)	(44,576)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(18,025)	$3,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$213,345	$93,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,320	$96,679

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a provider of integrated computer systems and services. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and implementation services for financial institutions to utilize JKHY systems, and by providing other related services. JKHY also provides continuing support and services to customers using on-premise or outsourced systems.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three months ended September 30, 2020 and 2019 equals the Company’s net income.
Change in Accounting Policy
The Company adopted FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, ("CECL") with an adoption date of July 1, 2020 (see Note 2). As a result, the Company changed its accounting policy for allowance for credit losses. The accounting policy pursuant to CECL is disclosed below. The adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of July 1, 2020.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the quarter ended September 30, 2020:

Allowance for credit losses at June 30, 2020	$6,719
Cumulative effect of accounting standards update adoption	493
Current quarter provision for expected credit losses	540
Write-offs charged against allowance	(1,023)
Recoveries of amounts previously written off	(3)
Other	5
Allowance for credit losses at September 30, 2020	$6,731
While the novel coronavirus ("COVID-19") pandemic did not result in a significant increase in the Company’s expected credit loss allowance recorded as of September 30, 2020, the Company believes it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management’s estimates (see Use of Estimates below).
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2020 totaled $417,121 and at June 30, 2020 totaled $404,388.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $846,659 and $812,856 at September 30, 2020 and June 30, 2020, respectively.
Purchase of Investments
The Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $6,000 at September 30, 2020 and June 30, 2020, which represented a non-controlling share of the voting equity as of each of those dates. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2020, there were 27,393 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,598 additional shares. The total cost of treasury shares at September 30, 2020 is $1,247,546. During the first three months of fiscal 2021, the Company repurchased 400 treasury shares. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2020. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2020, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2020, the results of its operations for the three months ended September 30, 2020 and 2019, changes in stockholders' equity for the three months ended September 30, 2020 and 2019, and its cash flows for the three months ended September 30, 2020 and 2019. The condensed consolidated balance sheet at June 30, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.
Use of Estimates
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
NOTE 2:     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In January 2017, the FASB issued Accounting Standard Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU No. 2017-04 on July 1, 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), or CECL, which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption.
The Company adopted CECL effective July 1, 2020 using the required modified retrospective approach, which resulted in a cumulative-effect decrease to beginning retained earnings of $493. Financial assets and liabilities held by the Company subject to the “expected credit loss” model prescribed by CECL include trade and other receivables as well as contract assets (see Note 1).
Not Yet Adopted
In December of 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU will be effective for the Company on July 1, 2021. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company plans to adopt ASU 2019-12 effective July 1, 2021 and does not expect the adoption to have a material impact on its consolidated financial statements.
NOTE 3.    REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from data processing, transaction processing, software licensing and related services, professional services, and hardware sales.

Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 10, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Three Months Ended September 30,
	2020	2019
Outsourcing & Cloud	$120,959	$108,583
Product Delivery & Services	56,897	71,361
In-House Support	103,141	98,864
Services & Support	280,997	278,808

Processing	170,803	159,197

Total Revenue	$451,800	$438,005
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2020	June 30, 2020
Receivables, net	$223,013	$300,945
Contract Assets- Current	21,136	21,609
Contract Assets- Non-current	53,788	54,293
Contract Liabilities (Deferred Revenue)- Current	254,764	318,161
Contract Liabilities (Deferred Revenue)- Non-current	67,745	71,461
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
For the three months ended September 30, 2020 and 2019, the Company recognized revenue of $93,047 and $94,054, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2020, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $4,063,582. The Company expects to recognize approximately 28.21% over the next 12 months, 19.52% in 13-24 months, and the balance thereafter.

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
Capitalized costs totaled $288,917 and $271,010, at September 30, 2020 and June 30, 2020, respectively.
During the three months ended September 30, 2020 and 2019, amortization of deferred contract costs totaled $33,825 and $31,393, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
NOTE 4.    LEASES
The Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and equipment leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date. The determination of the incremental borrowing rate requires judgment and is determined by using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization and term to align with the terms of the lease.
The Company leases certain office space, data centers and equipment with remaining terms of 1 to 13 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2020 and June 30, 2020, the Company had operating lease assets of $65,242 and $63,948 and financing lease assets of $356 and $355, respectively. At September 30, 2020, total operating lease liabilities of $69,913 were comprised of current operating lease liabilities of $13,012 and noncurrent operating lease liabilities of $56,901, and total financing lease liabilities of $295 were comprised of current financing lease liabilities of $126 and noncurrent financing lease liabilities of $169. At June 30, 2020, total operating lease liabilities of $68,309 were comprised of current operating lease liabilities of $11,712 and noncurrent operating lease liabilities of $56,597, and total financing lease liabilities of $323 were comprised of current financing lease liabilities of $115 and noncurrent financing lease liabilities of $208.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $16,911 and $13,719 as of September 30, 2020 and June 30, 2020, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $67 and $38 as of September 30, 2020 and June 30, 2020, respectively.
Operating lease costs for the three months ended September 30, 2020 and 2019 were $3,909 and $4,007, respectively. Financing lease costs for the three months ended September 30, 2020 and 2019 were $31 and $0, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $1,380 and $879. Operating and financing lease expense are included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.

For the three months ended September 30, 2020 and 2019, the Company had operating cash flows for payments on operating leases of $3,298 and $3,927, and right-of-use assets obtained in exchange for operating lease liabilities of $4,485 and $1,370, respectively. Operating cash flows for interest paid on financing leases for the three months ended September 30, 2020 and 2019 were $2 and $0, respectively.
As of September 30, 2020 and June 30, 2020, the weighted-average remaining lease term for the Company's operating leases was 86 months and 88 months and the weighted-average discount rate was 2.66% and 2.76%, respectively. As of September 30, 2020 and June 30, 2020 the weighted-average remaining lease term for the Company's financing leases was 30 months and 33 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.42% as of September 30, 2020 and June 30, 2020.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2020*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2021 (remaining period)	$10,174
2022	13,233
2023	11,772
2024	9,640
2025	6,899
Thereafter	25,164
Total lease payments	$76,882
Less: interest	(6,969)
Present value of lease liabilities	$69,913
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $10,078 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2020 and 2019, there were no legally binding lease payments for leases signed but not yet commenced.
NOTE 5.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate ("Prime Rate") for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of September 30, 2020, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was no outstanding balance under the credit facility at September 30, 2020 or June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2021. There was no balance outstanding at September 30, 2020 or June 30, 2020.
Interest
The Company paid interest of $79 and $97 during the three months ended September 30, 2020 and 2019, respectively.

NOTE 6.    INCOME TAXES
The effective tax rate was 22.4% of income before income taxes for the quarter ended September 30, 2020, compared to 24.6% for the same quarter in fiscal 2020. The decrease in the Company's tax rate was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
The Company paid income taxes, net of refunds, of $455 and $1,090 in the three months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, the Company had $10,969 of gross unrecognized tax benefits, $10,167 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,774 and $1,771 related to uncertain tax positions at September 30, 2020 and 2019, respectively.
The U.S. federal and state income tax returns for fiscal 2017 and all subsequent years remain subject to examination as of September 30, 2020 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,500 to $4,500 within twelve months of September 30, 2020.
NOTE 7.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2020 and 2019 included $4,625 and $2,853 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2020	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2020	22	$87.27	$1,633
Vested and Expected to Vest September 30, 2020	22	$87.27	$1,633
Exercisable September 30, 2020	22	$87.27	$1,633
At September 30, 2020, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of September 30, 2020 was 5.75 years.

Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of September 30, 2020:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2020	307	$136.41
Granted	63	190.03
Vested	(73)	90.52
Forfeited	—	—
Outstanding September 30, 2020	297	$158.95	$48,251
The 63 unit awards granted in fiscal 2021 had service requirements and performance targets, with 28 only having service requirements. Those 28 were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 35 unit awards granted in fiscal 2021 had performance targets along with service requirements, all of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. Per the Company's award vesting and settlement provisions, approximately half of the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (TSR) in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2021, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the Standard & Poor's 1500 Information Technology Index (S&P 1500 IT Index) participants. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

	Compensation Peer Group	S&P 1500 IT Index
Volatility	25.17%	25.17%
Risk free interest rate	0.11%	0.11%
Annual dividend based on most recent quarterly dividend	1.72	1.72
Beginning TSR	37%	30%
At September 30, 2020, there was $26,847 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.60 years.
NOTE 8.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2020	2019
Net Income	$91,216	$89,370
Common share information:
Weighted average shares outstanding for basic earnings per share	76,507	76,972
Dilutive effect of stock options and restricted stock	206	95
Weighted average shares outstanding for diluted earnings per share	76,713	77,067
Basic earnings per share	$1.19	$1.16
Diluted earnings per share	$1.19	$1.16
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2020 and 2019. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock units excluded for the quarter ended September 30, 2020 and 2019.
NOTE 9.    BUSINESS ACQUISITIONS
Geezeo
On July 1, 2019, the Company acquired all of the equity interest of DebtFolio, Inc. ("Geezeo") for $37,776 paid in cash. The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by cash generated from operations. Geezeo is a Boston-based provider of retail and business digital financial management solutions.
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
The Company's condensed consolidated statements of income for the three months ended September 30, 2020 included revenue of $3,213 and after-tax net income of $1,265 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the three months ended September 30, 2019 included revenue of $2,392 and after-tax net income of $38 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2020 and 2019 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
NOTE 10.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or outsourced services) for banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card transaction processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions or used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.

The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.

	Three Months Ended
	September 30, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$150,461	$16,304	$102,675	$11,557	$280,997
Processing	8,569	140,429	21,805	—	170,803
Total Revenue	159,030	156,733	124,480	11,557	451,800

Cost of Revenue	67,589	86,328	48,325	60,687	262,929
Research and Development					26,057
Selling, General, and Administrative					45,226
Total Expenses					334,212

SEGMENT INCOME	$91,441	$70,405	$76,155	$(49,130)

OPERATING INCOME					117,588

INTEREST INCOME (EXPENSE)					(49)

INCOME BEFORE INCOME TAXES					$117,539

	Three Months Ended
	September 30, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$148,090	$17,308	$98,451	$14,959	$278,808
Processing	7,806	132,438	18,744	209	159,197
Total Revenue	155,896	149,746	117,195	15,168	438,005

Cost of Revenue	63,306	76,624	46,674	59,187	245,791
Research and Development					24,591
Selling, General, and Administrative					49,436
Total Expenses					319,818

SEGMENT INCOME	$92,590	$73,122	$70,521	$(44,019)

OPERATING INCOME					118,187

INTEREST INCOME (EXPENSE)					352

INCOME BEFORE INCOME TAXES					$118,539

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2020.
OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions.  Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes.  ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are available for on-premise installation and outsourced delivery in our private cloud.
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
The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allow them to work off-site. This recommended remote working option is currently extended until at least January 4, 2021, and our internal task force will continue to evaluate recommending further extensions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. As of October 26, 2020, the majority of our employees were continuing to work remotely. Our internal task force considers federal, state and local guidance, as well as employee-specific and facility-specific factors, when recommending Company actions. At such time that our internal task force recommends that our remote employees begin to return to our facilities, we have prepared procedures to assist with a safe, gradual and deliberate approach, including a return-to-office training, enhanced sanitation procedures and face mask requirements, which are currently being utilized by our employees who are required to be on-site to perform their required job functions.
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
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. However, we have experienced delays related to continuing customer migrations to our new card processing platform. We completed the migrations of our core customers and are on track for the revised schedule for non-core customers by March 31, 2021. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program that was introduced by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We have seen delays in certain product installations due to COVID-19 with the associated revenue pushed from the current period to future periods. These headwinds may continue to impact our license, hardware, installation and pass-through revenues throughout fiscal 2021. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during the first quarter of fiscal 2021, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
In the first quarter of fiscal 2021, total revenue increased 3%, or $13,795, compared to the same quarter in the prior fiscal year. Adjusting total revenue in both periods for deconversion fee revenue, which decreased $9,004 to $5,882, total revenue would have increased 5% for the quarter compared to the same period a year ago.
Operating expenses increased 5% compared to the first quarter of fiscal 2020, due to increased direct costs and higher personnel costs partially offset by travel expense savings. The increased direct costs were primarily related to our card payment processing platform. Higher personnel costs were primarily related to a headcount increase of 4% at September 30, 2020 compared to September 30, 2019.
Operating income decreased 1% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Adjusting operating income for both periods for the effect of deconversion fees of $5,219 in the current fiscal quarter and $13,649 in the prior fiscal year first quarter, would have resulted in an increase of 7% for the first quarter of fiscal 2021 compared to the same period a year ago.
The provision for income taxes decreased 10% compared to the prior fiscal year first quarter, primarily due to a decreased effective tax rate mainly attributable to the difference in impact of share-based compensation that vested during each of the periods. The effective tax rate for the first quarter of fiscal 2021 was 22.4% compared to 24.6% in the same quarter a year ago.
The above changes led to an increase in net income of 2% for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
We move into the second quarter of fiscal 2021 with optimism following strong performance in the first quarter, but with limited visibility of the future impact of the COVID-19 pandemic. Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ended September 30, 2020 follows. Discussions compare the current fiscal year's three months ended September 30, 2020 to the prior year's three months ended September 30, 2019.

REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2020	2019
Services and Support	$280,997	$278,808	1%
Percentage of total revenue	62%	64%
Services and support revenue increased 1% in the first quarter of fiscal 2021 compared to the same quarter a year ago. Adjusting services and support revenue for deconversion fee revenue from each period, which was $5,882 in the current fiscal year quarter and $14,886 in the prior fiscal year quarter, this revenue line would have grown 4% for the quarter compared to the same quarter last fiscal year. Services and support revenue growth was primarily driven by data processing and hosting fees and software usage fees reflecting customer favorability of our term license model, partially offset by a decrease in product delivery and services revenue, particularly deconversion fee revenue, quarter over quarter.

Processing	Three Months Ended September 30,		% Change
	2020	2019
Processing	$170,803	$159,197	7%
Percentage of total revenue	38%	36%
Processing revenue increased 7% in the first quarter of fiscal 2021 compared to the same quarter last fiscal year. The increase was primarily driven by higher card and Jack Henry digital revenue due to expanding volumes, complemented by increases in the other processing components, quarter over quarter.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2020	2019
Cost of Revenue	$262,929	$245,791	7%
Percentage of total revenue	58%	56%
Cost of revenue for the first quarter of fiscal 2021 increased 7% over the prior fiscal year first quarter and increased as a percentage of total revenue. The increase was primarily due to higher costs associated with our card processing platform and higher personnel costs related to increased headcount at September 30, 2020 compared to a year ago due to organic growth within our product lines. The increase in costs was partially offset by travel expense savings as a result of COVID-19 travel limitations.

Research and Development	Three Months Ended September 30,		% Change
	2020	2019
Research and Development	$26,057	$24,591	6%
Percentage of total revenue	6%	6%
Research and development expense increased 6% for the first quarter of fiscal 2021 over the prior fiscal year first quarter. The increase was primarily due to higher personnel costs related to increased headcount at September 30, 2020 compared to a year ago. Research and development expense for the quarter remained consistent compared to the prior fiscal year quarter as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2020	2019
Selling, General, and Administrative	$45,226	$49,436	(9)%
Percentage of total revenue	10%	11%
Selling, general, and administrative expense decreased 9% in the first quarter of fiscal 2021 over the same quarter in the prior fiscal year. Personnel cost increases for the quarter were more than offset by travel expense savings as a result of COVID-19 travel limitations and lower expenses related to both our national sales meeting and Symitar Education Conference being held virtually this year (see "COVID-19 Impact and Response" section above). Selling, general, and administrative expense decreased as a percentage of total revenue this fiscal year quarter versus the prior fiscal year quarter.

INTEREST INCOME (EXPENSE)	Three Months Ended September 30,		% Change
	2020	2019
Interest Income	$68	$508	(87)%
Interest Expense	$(117)	$(156)	(25)%
•Interest income fluctuated due to changes in invested balances and yields on invested balances during the first quarter of fiscal 2021 compared to the same quarter a year ago. Interest expense decreased when compared to the prior fiscal year period due to interest rate fluctuations and length of borrowing time. There was no outstanding balance under the credit facility at September 30, 2020 and no outstanding balance at September 30, 2019.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2020	2019
Provision for Income Taxes	$26,323	$29,169	(10)%
Effective Rate	22.4%	24.6%
The decrease in effective tax rate for the three months ended September 30, 2020 compared to the prior fiscal year quarter was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
NET INCOME
Net income increased 2% to $91,216, or $1.19 per diluted share, for the first quarter of fiscal 2021 compared to $89,370, or $1.16 per diluted share, in the same period of fiscal 2020, resulting in a 3% increase in diluted earnings per share. The increase in net income was primarily driven by the above factors and a decrease in effective tax rate compared to the prior fiscal year quarter.
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

Core
	Three Months Ended September 30,		% Change
	2020	2019
Revenue	$159,030	$155,896	2%
Cost of Revenue	$67,589	$63,306	7%
Revenue in the Core segment increased 2% and cost of revenue increased 7% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Adjusting Core revenue for deconversion fee revenue in both periods, which totaled $2,332 for the first quarter of fiscal 2021 and $7,133 for the first quarter of fiscal 2020, Core segment revenue would have increased 5% quarter over quarter. The increase in Core revenue was primarily driven by the growth in data processing and hosting fee revenue, as well as customer call support revenue. Cost of revenue increased 2% as a percentage of revenue for the first quarter of fiscal 2021 compared to the same quarter of fiscal 2020.

Payments
	Three Months Ended September 30,		% Change
	2020	2019
Revenue	$156,733	$149,746	5%
Cost of Revenue	$86,328	$76,624	13%
Revenue in the Payments segment increased 5% for the first quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. Adjusting Payments revenue for deconversion fee revenue in both periods, which totaled $1,847 for the first quarter of fiscal 2021 and $4,970 for the first quarter of fiscal 2020, Payments revenue would have increased 7% quarter over quarter. Payments revenue growth was primarily due to increased card and remittance revenue within the processing line of revenue. Cost of revenue increased 13% quarter over quarter primarily due to increased costs related to our credit and debit card processing platform. Cost of revenue as a percentage of revenue increased 4% for the first quarter of fiscal 2021 compared to the same quarter of fiscal 2020.

Complementary
	Three Months Ended September 30,		% Change
	2020	2019
Revenue	$124,480	$117,195	6%
Cost of Revenue	$48,325	$46,674	4%
Revenue in the Complementary segment increased 6% for the first quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year, and 7% after adjusting Complementary revenue for deconversion fee revenue from both periods, which totaled $1,721 and $2,768 for the quarters ended September 30, 2020 and 2019, respectively. The increase in Complementary revenue was primarily driven by increased hosting fees and higher Jack Henry digital revenue. Cost of revenue decreased 1% as a percentage of revenue, quarter over quarter, due to ongoing cost control efforts.

Corporate and Other
	Three Months Ended September 30,		% Change
	2020	2019
Revenue	$11,557	$15,168	(24)%
Cost of Revenue	$60,687	$59,187	3%
Revenue in the Corporate and Other segment decreased 24% for the first quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. The decrease was primarily due to lower other revenue and hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from other products and services and hardware not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The increased cost of revenue in the first quarter of fiscal 2021 of 3% compared to the equivalent quarter in the prior fiscal year was primarily related to increased personnel costs related to an increase in headcount over the prior fiscal year quarter.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $195,320 at September 30, 2020 from $213,345 at June 30, 2020.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2020	2019
Net income	$91,216	$89,370
Non-cash expenses	50,602	47,308
Change in receivables	77,439	77,123
Change in deferred revenue	(67,113)	(68,939)
Change in other assets and liabilities	(37,667)	(21,810)
Net cash provided by operating activities	$114,477	$123,052
Cash provided by operating activities for the first three months of fiscal 2021 decreased 7% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2021 totaled $31,188 and included: $31,451 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $4,478; and $1,374 for the purchase and development of internal use software. This was partially offset by $6,115 of proceeds from completed and pending dispositions. Cash used in investing activities for the first three months of fiscal 2020 totaled $75,425 and included $30,285, net of cash acquired, for the acquisition of Geezeo; $28,475 for the development of software; capital expenditures of $13,101; $2,424 for the purchase and development of internal use software; and $1,150 for the purchase of investments. This was partially offset by $10 of proceeds from the sale of assets.
Financing activities used cash of $101,314 for the first three months of fiscal 2021, including $65,873 for the purchase of treasury shares, dividends paid to stockholders of $32,815, $2,598 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation, and $28 for payments on financing leases. Financing activities used cash in the first three months of fiscal 2020 totaled $44,576, which included $30,771 for the payment of dividends, $14,145 for the purchase of treasury shares, and $340 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $4,478 and $13,101 for the three months ended September 30, 2020 and September 30, 2019, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2021 are not expected to exceed $63,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2020, there were 27,393 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,598 additional shares. The total cost of treasury shares at September 30, 2020 is $1,247,546. During the first three months of fiscal 2021, the Company repurchased 400 treasury shares. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of September 30, 2020, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was no outstanding balance under the credit facility at September 30, 2020 or June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At September 30, 2020 and June 30, 2020, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of September 30, 2020 and are therefore not currently exposed to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1- July 31, 2020	—	—	—	2,997,713
August 1- August 31, 2020	300,000	$166.39	300,000	2,697,713
September 1- September 30, 2020	100,000	159.57	100,000	2,597,713
Total	400,000	164.68	400,000	2,597,713
(1) 400,000 shares were purchased through a publicly announced repurchase plan.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and June 30, 2020, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 6, 2020	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	November 6, 2020	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer