Form 10-Q
period 2020-12-31
HENRY JACK & ASSOCIATES INC
filed 2021-02-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
As of January 29, 2021, the Registrant had 76,077,269 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2020	June 30, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,762	$213,345
Receivables, net	212,934	300,945
Income tax receivable	8,662	21,051
Prepaid expenses and other	98,540	95,525
Deferred costs	50,586	38,235
Total current assets	518,484	669,101
PROPERTY AND EQUIPMENT, net	257,883	273,432
OTHER ASSETS:
Non-current deferred costs	122,016	113,525
Computer software, net of amortization	351,327	340,466
Other non-current assets	233,865	220,591
Customer relationships, net of amortization	88,295	95,108
Other intangible assets, net of amortization	28,866	29,917
Goodwill	685,973	686,334
Total other assets	1,510,342	1,485,941
Total assets	$2,286,709	$2,428,474
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,569	$9,880
Accrued expenses	145,878	166,689
Notes payable and current maturities of long-term debt	117	115
Deferred revenues	193,409	318,161
Total current liabilities	350,973	494,845
LONG-TERM LIABILITIES:
Non-current deferred revenues	69,474	71,461
Deferred income tax liability	252,649	243,998
Debt, net of current maturities	149	208
Other long-term liabilities	68,285	68,274
Total long-term liabilities	390,557	383,941
Total liabilities	741,530	878,786
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,736,703 shares issued at December 31, 2020; 103,622,563 shares issued at June 30, 2020	1,037	1,036
Additional paid-in capital	503,205	495,005
Retained earnings	2,332,509	2,235,320
Less treasury stock at cost 27,667,903 shares at December 31, 2020; 26,992,903 shares at June 30, 2020	(1,291,572)	(1,181,673)
Total stockholders' equity	1,545,179	1,549,688
Total liabilities and equity	$2,286,709	$2,428,474
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

REVENUE	$422,361	$419,119	$874,161	$857,124

EXPENSES
Cost of Revenue	257,782	249,267	520,711	495,058
Research and Development	26,780	27,187	52,837	51,778
Selling, General, and Administrative	44,167	48,961	89,393	98,396
Total Expenses	328,729	325,415	662,941	645,232

OPERATING INCOME	93,632	93,704	211,220	211,892

INTEREST INCOME (EXPENSE)
Interest Income	52	346	120	853
Interest Expense	(117)	(156)	(235)	(312)
Total Interest Income (Expense)	(65)	190	(115)	541

INCOME BEFORE INCOME TAXES	93,567	93,894	211,105	212,433

PROVISION FOR INCOME TAXES	21,585	21,796	47,907	50,965

NET INCOME	$71,982	$72,098	$163,198	$161,468

Basic earnings per share	$0.94	$0.94	$2.14	$2.10
Basic weighted average shares outstanding	76,202	76,879	76,354	76,926

Diluted earnings per share	$0.94	$0.94	$2.13	$2.10
Diluted weighted average shares outstanding	76,280	76,935	76,496	77,001

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,696,962	103,535,828	103,622,563	103,496,026
Shares issued for equity-based payment arrangements	23,412	18,594	78,414	38,482
Shares issued for Employee Stock Purchase Plan	16,329	17,707	35,726	37,621
Shares, end of period	103,736,703	103,572,129	103,736,703	103,572,129

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,037	$1,035	$1,036	$1,035
Shares issued for equity-based payment arrangements	—	1	1	1
Balance, end of period	$1,037	$1,036	$1,037	$1,036

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$497,030	$475,222	$495,005	$472,030
Shares issued for equity-based payment arrangements	—	—	(1)	(1)
Tax withholding related to share based compensation	(1,184)	(553)	(6,689)	(2,625)
Shares issued for Employee Stock Purchase Plan	2,232	2,191	5,138	4,603
Stock-based compensation expense	5,127	4,145	9,752	6,998
Balance, end of period	$503,205	$481,005	$503,205	$481,005

RETAINED EARNINGS:
Balance, beginning of period	$2,293,229	$2,124,672	$2,235,320	$2,066,073
Cumulative effect of Accounting Standards Update adoption (Note 2)	—	—	(493)	—
Net income	71,982	72,098	163,198	161,468
Dividends	(32,702)	(30,731)	(65,516)	(61,502)
Balance, end of period	$2,332,509	$2,166,039	$2,332,509	$2,166,039

TREASURY STOCK:
Balance, beginning of period	$(1,247,546)	$(1,124,269)	$(1,181,673)	$(1,110,124)
Purchase of treasury shares	(44,026)	(37,065)	(109,899)	(51,210)
Balance, end of period	$(1,291,572)	$(1,161,334)	$(1,291,572)	$(1,161,334)

TOTAL STOCKHOLDERS' EQUITY	$1,545,179	$1,486,746	$1,545,179	$1,486,746

Dividends declared per share	$0.43	$0.40	$0.86	$0.80
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$163,198	$161,468
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	26,652	25,364
Amortization	61,164	58,873
Change in deferred income taxes	8,651	4,134
Expense for stock-based compensation	9,752	6,998
(Gain)/loss on disposal of assets	(2,019)	(103)
Changes in operating assets and liabilities:
Change in receivables	87,518	106,782
Change in prepaid expenses, deferred costs and other	(26,109)	(21,911)
Change in accounts payable	16	(262)
Change in accrued expenses	(22,627)	(28,702)
Change in income taxes	13,922	19,861
Change in deferred revenues	(126,134)	(117,489)
Net cash from operating activities	193,984	215,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(30,376)
Capital expenditures	(9,543)	(30,758)
Proceeds from dispositions	6,157	326
Purchased software	(4,254)	(5,551)
Computer software developed	(62,804)	(57,886)
Purchase of investments	(12,100)	(1,150)
Net cash from investing activities	(82,544)	(125,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on financing leases	(57)	—
Purchase of treasury stock	(109,899)	(51,210)
Dividends paid	(65,516)	(61,502)
Tax withholding payments related to share based compensation	(6,689)	(2,624)
Proceeds from sale of common stock	5,138	4,603
Net cash from financing activities	(177,023)	(110,733)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(65,583)	$(21,115)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$213,345	$93,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$147,762	$72,513

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a provider of integrated computer systems and services. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide together with computer equipment (hardware), by providing the conversion and implementation services for financial institutions to utilize JKHY systems, and by providing other related services. JKHY also provides continuing support and services to customers using on-premise or JKHY cloud-based systems.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly-owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2020 and 2019 equals the Company’s net income.
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
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date period ended December 31, 2020:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Allowance for credit losses - beginning balance	$6,731	$6,719
Cumulative effect of accounting standards update adoption	—	493
Current provision for expected credit losses	370	910
Write-offs charged against allowance	(263)	(1,286)
Recoveries of amounts previously written off	(1)	(4)
Other	(7)	(2)
Allowance for credit losses - ending balance	$6,830	$6,830
While the novel coronavirus ("COVID-19") pandemic did not result in a significant increase in the Company’s expected credit loss allowance recorded as of December 31, 2020, the Company believes it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management’s estimates (see Use of Estimates below).
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2020 totaled $415,044 and at June 30, 2020 totaled $404,388.

Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $858,921 and $812,856 at December 31, 2020 and June 30, 2020, respectively.
Purchase of Investments
At June 30, 2020, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $6,000. During the second quarter of fiscal 2021, the Company made an additional investment in Autobooks for a total investment at December 31, 2020 of $13,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2020, there were 27,668 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,323 additional shares. The total cost of treasury shares at December 31, 2020 was $1,291,572. During the first six months of fiscal 2021, the Company repurchased 675 shares for the treasury. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at June 30, 2020 was $1,181,673.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2020, the results of its operations for the three and six months ended December 31, 2020 and 2019, changes in stockholders' equity for the three and six months ended December 31, 2020 and 2019, and its cash flows for the six months ended December 31, 2020 and 2019. The condensed consolidated balance sheet at June 30, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire year.
Use of Estimates
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy and distribution of any vaccines), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended December 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Outsourcing & Cloud	$124,498	$115,897	$245,456	$224,480
Product Delivery & Services	48,414	61,709	105,312	133,070
In-House Support	77,961	77,598	181,102	176,462
Services & Support	250,873	255,204	531,870	534,012

Processing	171,488	163,915	342,291	323,112

Total Revenue	$422,361	$419,119	$874,161	$857,124
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2020	June 30, 2020
Receivables, net	$212,934	$300,945
Contract Assets- Current	19,274	21,609
Contract Assets- Non-current	52,430	54,293
Contract Liabilities (Deferred Revenue)- Current	193,409	318,161
Contract Liabilities (Deferred Revenue)- Non-current	69,474	71,461
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
During the three months ended December 31, 2020 and 2019, the Company recognized revenue of $79,421 and $84,613, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2020 and 2019, the Company recognized revenue of $156,666 and $155,625, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2020, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $4,139,497. The Company expects to recognize approximately 27% over the next 12 months, 20% in 13-24 months, and the balance thereafter.

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
Capitalized costs totaled $296,757 and $271,010, at December 31, 2020 and June 30, 2020, respectively.
For the three months ended December 31, 2020 and 2019, amortization of deferred contract costs was $28,795 and $27,821, respectively. During the six months ended December 31, 2020 and 2019, amortization of deferred contract costs totaled $62,620 and $59,214, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
For cash equivalents, certificates of deposit, amounts receivable or payable, and short-term borrowings, fair values approximate carrying value, based on the short-term nature of the assets and liabilities.
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
Level 1: inputs to the valuation are quoted prices in an active market for identical assets
Level 2: inputs to the valuation include quoted prices for similar assets in active markets that are observable either directly or indirectly
Level 3: valuation is based on significant inputs that are unobservable in the market and the Company's own estimates of assumptions that we believe market participants would use in pricing the asset
Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2020
Financial Assets:
Certificate of Deposit	$—	$5,000	$—	$5,000
June 30, 2020
Financial Assets:
Certificate of Deposit	$—	$—	$—	$—

NOTE 5.    LEASES
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
At December 31, 2020 and June 30, 2020, the Company had operating lease assets of $62,021 and $63,948 and financing lease assets of $260 and $318, respectively. At December 31, 2020, total operating lease liabilities of $66,765 were comprised of current operating lease liabilities of $11,690 and noncurrent operating lease liabilities of $55,075, and total financing lease liabilities of $266 were comprised of current financing lease liabilities of $117 and noncurrent financing lease liabilities of $149. At June 30, 2020, total operating lease liabilities of $68,309 were comprised of current operating lease liabilities of $11,712 and noncurrent operating lease liabilities of $56,597, and total financing lease liabilities of $323 were comprised of current financing lease liabilities of $115 and noncurrent financing lease liabilities of $208.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $18,807 and $13,719 as of December 31, 2020 and June 30, 2020, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $96 and $38 as of December 31, 2020 and June 30, 2020, respectively.
Operating lease costs for the three months ended December 31, 2020 and 2019 were $3,766 and $4,024, respectively. Operating lease costs for the six months ended December 31, 2020 and 2019 were $7,675 and $8,031, respectively. Financing lease costs for the three and six months ended December 31, 2020 and 2019 were $30 and $0, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $809 and $780. Total operating and financing lease costs for the respective year-to-date periods included variable lease costs of approximately $2,189 and $1,659. Operating and financing lease expense are included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the six months ended December 31, 2020 and 2019, the Company had operating cash flows for payments on operating leases of $6,872 and $7,803, and right-of-use assets obtained in exchange for operating lease liabilities of $4,485 and $1,370, respectively. Operating cash flows for interest paid on financing leases for the six months ended December 31, 2020 and 2019 were $4 and $0, respectively.
As of December 31, 2020 and June 30, 2020, the weighted-average remaining lease term for the Company's operating leases was 84 months and 88 months and the weighted-average discount rate was 2.66% and 2.76%, respectively. As of December 31, 2020 and June 30, 2020 the weighted-average remaining lease term for the Company's financing leases was 27 months and 33 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.42% as of December 31, 2020 and June 30, 2020.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2020*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2021 (remaining period)	$6,569
2022	13,233
2023	11,772
2024	9,640
2025	6,899
Thereafter	25,164
Total lease payments	$73,277
Less: interest	(6,512)
Present value of lease liabilities	$66,765
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2020, there were no legally binding lease payments for leases signed but not yet commenced.
NOTE 6.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate ("Prime Rate") for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of December 31, 2020, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was no outstanding balance under the credit facility at December 31, 2020 or June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2021. There was no balance outstanding at December 31, 2020 or June 30, 2020.
Interest
The Company paid interest of $105 and $193 during the six months ended December 31, 2020 and 2019, respectively.

NOTE 7.    INCOME TAXES
The effective tax rate was 23.1% and 23.2% of income before income taxes for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, the effective tax rate was 22.7% and 24.0%, respectively. The decrease in the Company's fiscal year-to-date tax rate was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
The Company paid income taxes, net of refunds, of $24,794 and $26,262 in the six months ended December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had $11,314 of gross unrecognized tax benefits, $10,496 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,896 and $1,883 related to uncertain tax positions at December 31, 2020 and 2019, respectively.

The U.S. federal and state income tax returns for fiscal 2017 and all subsequent years remain subject to examination as of December 31, 2020 under statute of limitations rules. We anticipate potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,500 to $4,500 within twelve months of December 31, 2020.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2020 and 2019 included $5,127 and $4,145 of stock-based compensation costs, respectively. Our operating income for the six months ended December 31, 2020 and 2019 included $9,752 and $6,998 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2020	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2020	22	$87.27	$1,620
Vested and Expected to Vest December 31, 2020	22	$87.27	$1,620
Exercisable December 31, 2020	22	$87.27	$1,620
At December 31, 2020, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of December 31, 2020 was 5.50 years.
Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of December 31, 2020:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2020	307	$136.41
Granted	73	185.52
Vested	(102)	104.57
Forfeited	—	—
Outstanding December 31, 2020	278	$161.09	$44,979
The 73 unit awards granted in fiscal 2021 had service requirements and performance targets, with 38 only having service requirements. Those 38 were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 35 unit awards granted in fiscal 2021 had performance targets along with service requirements, all of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date.

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
At December 31, 2020, there was $23,610 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.52 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Income	$71,982	$72,098	$163,198	$161,468
Common share information:
Weighted average shares outstanding for basic earnings per share	76,202	76,879	76,354	76,926
Dilutive effect of stock options and restricted stock	78	56	142	75
Weighted average shares outstanding for diluted earnings per share	76,280	76,935	76,496	77,001
Basic earnings per share	$0.94	$0.94	$2.14	$2.10
Diluted earnings per share	$0.94	$0.94	$2.13	$2.10
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2020 and 2019. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 21 anti-dilutive stock options or restricted stock units excluded for the quarter ended December 31, 2020 and 50 excluded for the quarter ended December 31, 2019. There were 21 anti-dilutive stock options or restricted stock units excluded for the six months ended December 31, 2020 and 37 excluded for the six months ended December 31, 2019.

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
The Company's condensed consolidated statements of income for the three months ended December 31, 2020 included revenue of $3,273 and after-tax net income of $1,156 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the three months ended December 31, 2019 included revenue of $2,040 and after-tax net income of $140 resulting from Geezeo's operations.
The Company's condensed consolidated statements of income for the six months ended December 31, 2020 included revenue of $6,486 and after-tax net income of $2,222 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the six months ended December 31, 2019 included revenue of $4,432 and after-tax net income of $178 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three and six months ended December 31, 2020 and 2019 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or JKHY cloud-based services) for banks and credit unions.
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
During the second quarter of fiscal 2021, Jack Henry's call center was consolidated into the Complementary segment. As a result of this consolidation, an immaterial adjustment was made during the second quarter of fiscal 2021 to reclassify revenue and related costs recognized during the three and six months ended December, 31, 2019 from the Core to the Complementary segment. The revenue amounts reclassified were $4,845 for three months ended December 31, 2019, and $9,475 for the six months ended December 31, 2019. The cost of revenue amounts reclassified were $2,866 for the three months ended December 31, 2019, and $5,550 for the six months ended December 31, 2019. An additional immaterial adjustment was made after the quarter ended December 31, 2019 to reclassify cost of revenue recognized in the year-to-date period of fiscal 2020 from the Corporate & Other to the Payments segment to be consistent with the current allocation of cost of revenue by segment. The amount reclassified totaled $131 for the three and six months ended December 31, 2019.

	Three Months Ended
	December 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$126,758	$14,807	$98,829	$10,479	$250,873
Processing	8,190	140,375	22,579	344	171,488
Total Revenue	134,948	155,182	121,408	10,823	422,361

Cost of Revenue	58,519	86,455	52,407	60,401	257,782
Research and Development					26,780
Selling, General, and Administrative					44,167
Total Expenses					328,729

SEGMENT INCOME	$76,429	$68,727	$69,001	$(49,578)

OPERATING INCOME					93,632

INTEREST INCOME (EXPENSE)					(65)

INCOME BEFORE INCOME TAXES					$93,567

	Three Months Ended
	December 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$125,937	$14,829	$99,323	$15,115	$255,204
Processing	7,586	137,216	19,006	107	163,915
Total Revenue	133,523	152,045	118,329	15,222	419,119

Cost of Revenue	58,377	79,266	50,885	60,739	249,267
Research and Development					27,187
Selling, General, and Administrative					48,961
Total Expenses					325,415

SEGMENT INCOME	$75,146	$72,779	$67,444	$(45,517)

OPERATING INCOME					93,704

INTEREST INCOME (EXPENSE)					190

INCOME BEFORE INCOME TAXES					$93,894

	Six Months Ended
	December 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	271,344	31,111	207,378	22,037	531,870
Processing	16,759	280,804	44,384	344	342,291
Total Revenue	288,103	311,915	251,762	22,381	874,161

Cost of Revenue	122,410	172,783	104,431	121,087	520,711
Research and Development					52,837
Selling, General, and Administrative					89,393
Total Expenses					662,941

SEGMENT INCOME	$165,693	$139,132	$147,331	$(98,706)

OPERATING INCOME					211,220

INTEREST INCOME (EXPENSE)					(115)

INCOME BEFORE INCOME TAXES					$211,105

	Six Months Ended
	December 31, 2019
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$269,398	$32,137	$202,404	$30,073	$534,012
Processing	15,392	269,654	37,750	316	323,112
Total Revenue	284,790	301,791	240,154	30,389	857,124

Cost of Revenue	118,999	155,890	100,242	119,927	495,058
Research and Development					51,778
Selling, General, and Administrative					98,396
Total Expenses					645,232

SEGMENT INCOME	$165,791	$145,901	$139,912	$(89,538)

OPERATING INCOME					211,892

INTEREST INCOME (EXPENSE)					541

INCOME BEFORE INCOME TAXES					$212,433

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Operating Decision Maker.

NOTE 12: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2020.
OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® is a top provider of information and transaction processing solutions to U.S. banks ranging from community banks to multi-billion-dollar asset institutions. Symitar® is a leading provider of information and transaction processing solutions for credit unions of all sizes. ProfitStars® provides specialized products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are generally available for on-premise installation and delivery in our JKHY cloud.
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
The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allow them to work off-site. This recommended remote working option is currently extended until at least July 1, 2021, and our internal task force will continue to evaluate recommending further extensions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. As of February 1, 2021, the majority of our employees were continuing to work remotely. Our internal task force considers federal, state and local guidance, as well as employee-specific and facility-specific factors, when recommending Company actions. At such time that our internal task force recommends that our remote employees begin to return to our facilities, we have prepared procedures to assist with a safe, gradual and deliberate approach, including a return-to-office training, enhanced sanitation procedures and face mask requirements, which are currently being utilized by our employees who are required to be on-site to perform their required job functions.
We have suspended all non-essential business travel until at least July 1, 2021, and our internal task force will continue to evaluate the need for further extensions. We have put additional safety precautions into place for travel that is essential. We have also updated the health benefits available to our employees by waiving out-of-pocket expenses related to testing and treatment of COVID-19. Despite the move to a principally remote workforce, we honored our 2020 summer internship program through virtual methods.
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. However, we have experienced delays related to continuing customer migrations to our new card processing platform. We completed the migrations of our core customers and are on track for the revised schedule for non-core customers by March 31, 2021. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program (PPP) that was introduced by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We have seen delays in certain product installations due to COVID-19 with the associated revenue pushed from the current period to future periods. These headwinds may continue to impact our license, hardware, installation and pass-through revenues throughout fiscal 2021. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during the first six months of fiscal 2021, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak; the speed and effectiveness of vaccine and treatment developments; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
In the second quarter of fiscal 2021, total revenue increased 1%, or $3,242, compared to the same quarter in the prior fiscal year. Adjusting total revenue in both quarters for deconversion fee revenue, which decreased $5,562 to $2,155 and revenue from divestitures from the prior fiscal year quarter of $1,168, results in a total revenue increase of 2% for the quarter compared to the same quarter a year ago. This increase was primarily driven by growth in data processing and hosting fee revenues, as well as growth in Jack Henry digital, remittance, and card processing revenues.
Operating expenses increased 1% compared to the second quarter of fiscal 2020, primarily due to increased direct costs related to our card payment processing platform and Jack Henry digital, as well as higher personnel costs partially offset by travel expense savings, including savings generated by holding virtual events, and a gain on disposal of assets. Higher personnel costs were primarily related to a headcount increase of 2% at December 31, 2020 compared to December 31, 2019.
Operating income remained consistent for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Adjusting operating income for both quarters for the effects of deconversion fees of $1,919 in the current fiscal quarter and $6,800 in the prior fiscal year second quarter, a gain on disposal of assets of $2,040 in the current fiscal quarter, and operating income from divestitures from the prior fiscal year quarter of $277, results in a 4% increase in operating income for the second quarter of fiscal 2021 compared to the same quarter a year ago, primarily driven by the revenue growth described above partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 1% compared to the prior fiscal year second quarter. The effective tax rate for the second quarter of fiscal 2021 was 23.1% compared to 23.2% in the same quarter a year ago.
The above changes led to net income for the second quarter of fiscal 2021 that was essentially unchanged compared to the second quarter of fiscal 2020.
In the six months ended December 31, 2020, total revenue increased 2%, or $17,037, over the six months ended December 31, 2019. Adjusting total revenue in both periods for deconversion fee revenue, which decreased $14,566 to $8,037 and revenue from divestitures from the prior fiscal year period of $1,168, results in a 4% increase in total revenue for the period compared to the same period a year ago. The revenue increase was primarily driven by increased data processing and hosting fee revenues, as well as growth in card processing, Jack Henry digital, and remittance revenues.

Operating expenses for the six months ended December 31, 2020 increased 3% compared to the equivalent period in the prior fiscal year, primarily due to increased direct costs and higher personnel costs partially offset by travel expense savings, including savings generated by holding virtual events, and a gain on disposal of assets. The increased direct costs were primarily related to our card payment processing platform and Jack Henry digital. Higher personnel costs were primarily related to a headcount increase of 2% at December 31, 2020 compared to December 31, 2019.
Operating income remained consistent for the six months ended December 31, 2020 compared to the same period last fiscal year. Adjusting operating income for both periods for the effects of deconversion fees of $7,138 in the current fiscal period and $20,449 in the prior fiscal year period, a gain on disposal of assets of $2,040 in the current fiscal year-to-date period, and operating income from divestitures from the prior fiscal year period of $277, results in a 6% increase in operating income for the six months ended December 31, 2020 compared to the same period a year ago, primarily driven by the revenue growth described above partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 6% compared to the prior fiscal year-to-date period. The effective tax rate for the six months ended December 31, 2020 was 22.7% compared to 24.0% in the prior year fiscal period. The decrease was primarily driven by the difference in the tax benefits recognized from stock-based compensation between the two periods.
The result of the above changes led to increased net income of 1% for the six months ended December 31, 2020 compared to the same period in the prior fiscal year.
We move into the third quarter of fiscal 2021 with optimism following strong performance in the second quarter, but with limited visibility of the future impact of the COVID-19 pandemic. Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2020 follows. Discussions compare the current fiscal year's three and six months ended December 31, 2020 to the prior year's three and six months ended December 31, 2019.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Services and Support	$250,873	$255,204	(2)%	$531,870	$534,012	—%
Percentage of total revenue	59%	61%		61%	62%
Services and support revenue decreased 2% in the second quarter of fiscal 2021 compared to the same quarter a year ago. Adjusting services and support revenue for deconversion fee revenue from each quarter, which was $2,155 in the current fiscal year quarter and $7,717 in the prior fiscal year quarter, and revenue from divestitures of $1,167 from the prior fiscal year quarter, results in growth of 1% in this revenue line quarter over quarter primarily driven by increased data processing and hosting fees reflecting a continuing shift of customers to our term license model, partially offset by lower pass through revenue related to billable travel.
In the six months ended December 31, 2020, services and support revenue remained consistent compared to the six months ended December 31, 2019. Adjusting services and support revenue for deconversion fee revenue from each period presented, which was $8,037 in the current fiscal year period and $22,603 in the prior fiscal year period, and revenue from divestitures of $1,167 from the prior fiscal year period, results in growth of 3% in this revenue line period over period primarily driven by increases in data processing and hosting fees, as well as increased software usage revenue partially offset by lower pass through revenue related to billable travel.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Processing	$171,488	$163,915	5%	$342,291	$323,112	6%
Percentage of total revenue	41%	39%		39%	38%

Processing revenue increased 5% in the second quarter of fiscal 2021 compared to the same quarter last fiscal year. The increase was primarily driven by higher card processing and Jack Henry digital revenue due to expanding volumes, complemented by increases in the other processing revenue components, quarter over quarter.
Each processing revenue component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 6% for the six months ended December 31, 2020 compared to the six months ended December 31, 2019.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Cost of Revenue	$257,782	$249,267	3%	$520,711	$495,058	5%
Percentage of total revenue	61%	59%		60%	58%
Cost of revenue for the second quarter of fiscal 2021 increased 3% over the prior fiscal year second quarter and increased as a percentage of total revenue. Adjusting cost of revenue for the effects of deconversion fees from each quarter, which were $213 in the current fiscal year quarter and $694 in the prior fiscal year quarter, and costs related to divestitures of $720 from the prior fiscal year quarter, results in a 4% increase in cost of revenue quarter over quarter. This increase was primarily due to higher costs associated with our card processing platform and higher personnel costs related to increased headcount at December 31, 2020 compared to a year ago due to organic growth within our product lines. The increase in costs was partially offset by travel expense savings, including savings generated by holding virtual events, as a result of COVID-19 travel limitations.
For the fiscal year-to-date period, cost of revenue increased 5% over the same prior fiscal year-to-date period and increased as a percentage of revenue. Adjusting cost of revenue for the effects of deconversion fees from each period, which were $649 in the current fiscal year period and $1,931 in the prior fiscal year period, and costs related to divestitures of $720 from the prior fiscal year period, results in a 6% increase in cost of revenue period over period. The increase in costs was due to the factors discussed above for the quarter.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Research and Development	$26,780	$27,187	(1)%	$52,837	$51,778	2%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense decreased 1% for the second quarter of fiscal 2021 over the prior fiscal year second quarter. The decrease was primarily due to higher capitalized research and development costs quarter over quarter. Research and development expense for the quarter remained consistent compared to the prior fiscal year quarter as a percentage of total revenue.
For the fiscal year-to-date period, research and development expense increased 2% over the prior fiscal year-to-date period. The increase for the fiscal year-to-date period reflected our continuing commitment to the development of strategic products. Research and development expense for the six months ended December 31, 2020 remained consistent with the same period a year ago as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Selling, General, and Administrative	$44,167	$48,961	(10)%	$89,393	$98,396	(9)%
Percentage of total revenue	10%	12%		10%	11%
Selling, general, and administrative expense decreased 10% in the second quarter of fiscal 2021 over the same quarter in the prior fiscal year. Adjusting selling, general, and administrative expense for the effects of deconversion fees from each quarter, which were $24 in the current fiscal year quarter and $224 in the prior fiscal year quarter, costs related to divestitures of $32 from the prior fiscal year quarter, and a gain on disposal of assets, net, from the current fiscal year quarter of $2,040, results in a 5% decrease in selling, general, and administrative expense quarter over quarter. Personnel cost increases for the quarter were more than offset by travel expense savings as a result of COVID-19 travel limitations and lower expenses related to our Jack Henry Annual Conference ("JAC") being held virtually this quarter (see "COVID-19 Impact and Response" section above). Selling, general, and administrative expense decreased as a percentage of total revenue this fiscal year quarter versus the prior fiscal year quarter.
For the fiscal year-to-date period, selling, general, and administrative expense decreased 9% over the prior fiscal year-to-date period. Adjusting selling, general, and administrative expense for the effects of deconversion fees from each period, which were $250 in the current fiscal year period and $224 in the prior fiscal year period, costs related to divestitures of $32 from the prior fiscal year period, and a gain on disposal of assets, net, from the current fiscal year period of $2,040, results in a 7% decrease in selling, general, and administrative expense period over period. This decrease was primarily due to the factors listed above for the quarter and included our national sales meeting, JAC, and Symitar Education Conference being held virtually during the current year-to-date period (see “COVID-19 Impact and Response” section above). Selling, general, and administrative expense decreased as a percentage of total revenue this period versus the prior-year period.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Interest Income	$52	$346	(85)%	$120	$853	(86)%
Interest Expense	$(117)	$(156)	(25)%	$(235)	$(312)	(25)%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the second quarter and year-to-date period of fiscal 2021 compared to the same periods a year ago. Interest expense decreased when compared to the prior fiscal year quarter and fiscal year-to-date period due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was no outstanding balance under the credit facility at December 31, 2020 and no outstanding balance at December 31, 2019.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Provision for Income Taxes	$21,585	$21,796	(1)%	$47,907	$50,965	(6)%
Effective Rate	23.1%	23.2%		22.7%	24.0%
The decrease in effective tax rate for the three and six month periods ended December 31, 2020 compared to the same periods in the prior fiscal year was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
NET INCOME
Net income remained consistent at $71,982, or $0.94 per diluted share, for the second quarter of fiscal 2021 compared to $72,098, or $0.94 per diluted share in the same quarter of fiscal 2020.
Net income increased 1% to $163,198, or $2.13 per diluted share, for the six months ended December 31, 2020, compared to $161,468, or $2.10 per diluted share, for the six months ended December 31, 2019, resulting in a 2% increase in diluted earnings per share. The increase in net income was primarily attributable to the growth in our lines of revenue, the recognition of travel expense savings, and a lower effective tax rate partially offset by the increase in cost of revenue related to the organic growth in our product lines, as well as lower deconversion fee revenue during the period.
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

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Revenue	$134,948	$133,523	1%	$288,103	$284,790	1%
Cost of Revenue	$58,519	$58,377	—%	$122,410	$118,999	3%
Revenue in the Core segment increased 1% and cost of revenue remained consistent for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Adjusting Core revenue for deconversion fee revenue in both periods, which totaled $882 for the second quarter of fiscal 2021 and $3,516 for the second quarter of fiscal 2020 and revenue from divestitures of $1,168 from the prior year quarter, results in a 4% increase in Core segment revenue quarter over quarter. The increase in Core revenue over the prior fiscal year quarter was primarily driven by the growth in data processing and hosting fee revenue as well as increased software usage fee revenue. Cost of revenue remained consistent as a percentage of revenue for the second quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the six months ended December 31, 2020, revenue in the Core segment increased 1% compared to the prior fiscal year-to-date period. Adjusting Core revenue for deconversion fee revenue in both periods, which totaled $2,934 for the year-to-date period of fiscal 2021 and $10,615 for the year-to-date period of fiscal 2020 and revenue from divestitures of $1,168 from the prior year period, results in a 4% increase in Core segment revenue period over period. This increase in Core revenue over the prior fiscal year-to-date period was primarily driven by the growth in data processing and hosting fees as well as increased software usage fee revenue. Cost of revenue increased 3% period over period primarily due to increased direct support costs. Cost of revenue increased 1% as a percentage of revenue for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Revenue	$155,182	$152,045	2%	$311,915	$301,791	3%
Cost of Revenue	$86,455	$79,266	9%	$172,783	$155,890	11%
Revenue in the Payments segment increased 2% for the second quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. Adjusting Payments revenue for deconversion fee revenue in both periods, which totaled $674 for the second quarter of fiscal 2021 and $2,066 for the second quarter of fiscal 2020, results in a 3% increase in Payments segment revenue quarter over quarter. Payments revenue growth was primarily due to increased card and remittance fee revenue within processing. Cost of revenue increased 9% quarter over quarter primarily due to increased costs related to our credit and debit card processing platform. Cost of revenue as a percentage of revenue increased 4% for the second quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the six months ended December 31, 2020, revenue in the Payments segment increased 3% compared to the same period last fiscal year. Adjusting Payments revenue for deconversion fee revenue in both periods, which totaled $2,521 for year-to-date fiscal 2021 and $7,036 for year-to-date fiscal 2020, results in a 5% increase in Payments revenue period over period. Payments revenue growth was primarily due to increased card and remittance revenue within processing. Cost of revenue increased 11% period over period primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue increased 4% for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Revenue	$121,408	$118,329	3%	$251,762	$240,154	5%
Cost of Revenue	$52,407	$50,885	3%	$104,431	$100,242	4%
Revenue in the Complementary segment increased 3% for the second quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. Adjusting Complementary revenue for deconversion fee revenue in both periods, which totaled $509 for the second quarter of fiscal 2021 and $2,100 for the second quarter of fiscal 2020, results in a 4% increase in Complementary segment revenue quarter over quarter. Complementary revenue growth was primarily driven by increased Jack Henry digital revenue and higher hosting fee revenue. Cost of revenue increased 3% quarter over quarter primarily due to increased licenses and fees expense, personnel costs, and amortization. Cost of revenue as a percentage of revenue remained consistent for the second quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the six months ended December 31, 2020, revenue in the Complementary segment increased 5% compared to the same period last fiscal year. Adjusting Complementary revenue for deconversion fee revenue in both periods, which totaled $2,509 for year-to-date fiscal 2021 and $4,902 for year-to-date fiscal 2020, results in a 6% increase in Complementary segment revenue period over period. The increase in Complementary revenue was primarily driven by increased Jack Henry digital revenue and higher hosting fee revenue. Cost of revenue increased 4% period over period primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue remained consistent for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2020	2019		2020	2019
Revenue	$10,823	$15,222	(29)%	$22,381	$30,389	(26)%
Cost of Revenue	$60,401	$60,739	(1)%	$121,087	$119,927	1%
Revenue in the Corporate and Other segment decreased 29% for the second quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year, and decreased 26% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The decrease quarter over quarter and period over period was primarily due to lower hardware and pass-through revenues. Revenue classified in the Corporate and Other segment includes revenue from other products and services and hardware not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The decreased cost of revenue in the second quarter of fiscal 2021 of 1% was primarily due to lower hardware costs partially offset by higher other operating expenses. The increased cost of revenue for the fiscal 2021 year-to-date period of 1% was primarily due to higher other operating expenses partially offset by lower hardware costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $147,762 at December 31, 2020 from $213,345 at June 30, 2020.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2020	2019
Net income	$163,198	$161,468
Non-cash expenses	104,200	95,266
Change in receivables	87,518	106,782
Change in deferred revenue	(126,134)	(117,489)
Change in other assets and liabilities	(34,798)	(31,014)
Net cash provided by operating activities	$193,984	$215,013
Cash provided by operating activities for the first six months of fiscal 2021 decreased 10% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2021 totaled $82,544 and included: $62,804 for the ongoing enhancements and development of existing and new product and service offerings; the purchase of investments including Autobooks of $7,250 and certificates of deposit of $5,000; capital expenditures on facilities and equipment of $9,543; and $4,254 for the purchase and development of internal use software. This was partially offset by $6,157 of proceeds from dispositions. Cash used in investing activities for the first six months of fiscal 2020 totaled $125,395 and included $57,886 for the development of software; capital expenditures of $30,758; $30,376, net of cash acquired, for the acquisition of Geezeo; $5,551 for the purchase and development of internal use software; and $1,150 for the purchase of investments. This was partially offset by $326 of proceeds from the sale of assets.

Financing activities used cash of $177,023 for the first six months of fiscal 2021, including $109,899 for the purchase of treasury shares, dividends paid to stockholders of $65,516, $1,551 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation, and $57 for payments on financing leases. Financing activities used cash in the first six months of fiscal 2020 totaled $110,733, which included $61,502 for the payment of dividends, $51,210 for the purchase of treasury shares, and $1,979 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $9,543 and $30,758 for the six months ended December 31, 2020 and December 31, 2019, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2021 are not expected to exceed $58,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2020, there were 27,668 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,323 additional shares. The total cost of treasury shares at December 31, 2020 is $1,291,572. During the first six months of fiscal 2021, the Company repurchased 675 treasury shares. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of December 31, 2020, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was no outstanding balance under the credit facility at December 31, 2020 or June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and expires on April 30, 2021. At December 31, 2020 and June 30, 2020, no amount was outstanding.

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
We have no outstanding debt with variable interest rates as of December 31, 2020 and are therefore not currently exposed to interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2020, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1- October 31, 2020	—	—	—	2,597,713
November 1- November 30, 2020	250,000	$159.88	250,000	2,347,713
December 1- December 31, 2020	25,000	162.24	25,000	2,322,713
Total	275,000	160.10	275,000	2,322,713
(1) 275,000 shares were purchased through a publicly announced repurchase plan.

(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of February 17, 2015 were for 30 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.     EXHIBITS

3.1.8    Restated Certificate of Incorporation of Jack Henry & Associates, Inc.

10.67    Aircraft Time Sharing Agreement

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2020 and June 30, 2020, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 9, 2021	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	February 9, 2021	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer