Form 10-Q
period 2021-03-31
HENRY JACK & ASSOCIATES INC
filed 2021-05-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
As of April 29, 2021, the Registrant had 74,282,912 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2021	June 30, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,116	$213,345
Receivables, net	207,736	300,945
Income tax receivable	9,511	21,051
Prepaid expenses and other	107,575	95,525
Deferred costs	47,731	38,235
Total current assets	442,669	669,101
PROPERTY AND EQUIPMENT, net	248,041	273,432
OTHER ASSETS:
Non-current deferred costs	125,036	113,525
Computer software, net of amortization	360,335	340,466
Other non-current assets	234,838	220,591
Customer relationships, net of amortization	85,254	95,108
Other intangible assets, net of amortization	27,868	29,917
Goodwill	687,458	686,334
Total other assets	1,520,789	1,485,941
Total assets	$2,211,499	$2,428,474
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,833	$9,880
Accrued expenses	152,669	166,689
Notes payable and current maturities of long-term debt	117	115
Deferred revenues	141,110	318,161
Total current liabilities	301,729	494,845
LONG-TERM LIABILITIES:
Non-current deferred revenues	70,928	71,461
Deferred income tax liability	257,203	243,998
Debt, net of current maturities	200,120	208
Other long-term liabilities	66,076	68,274
Total long-term liabilities	594,327	383,941
Total liabilities	896,056	878,786
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,765,778 shares issued at March 31, 2021; 103,622,563 shares issued at June 30, 2020	1,038	1,036
Additional paid-in capital	510,800	495,005
Retained earnings	2,369,656	2,235,320
Less treasury stock at cost 29,492,903 shares at March 31, 2021; 26,992,903 shares at June 30, 2020	(1,566,051)	(1,181,673)
Total stockholders' equity	1,315,443	1,549,688
Total liabilities and equity	$2,211,499	$2,428,474
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

REVENUE	$433,776	$429,406	$1,307,938	$1,286,530

EXPENSES
Cost of Revenue	267,770	258,571	788,481	753,629
Research and Development	27,395	28,308	80,233	80,086
Selling, General, and Administrative	47,408	50,589	136,801	148,985
Total Expenses	342,573	337,468	1,005,515	982,700

OPERATING INCOME	91,203	91,938	302,423	303,830

INTEREST INCOME (EXPENSE)
Interest Income	24	197	144	1,050
Interest Expense	(290)	(165)	(525)	(477)
Total Interest Income (Expense)	(266)	32	(381)	573

INCOME BEFORE INCOME TAXES	90,937	91,970	302,042	304,403

PROVISION FOR INCOME TAXES	19,528	18,115	67,435	69,080

NET INCOME	$71,409	$73,855	$234,607	$235,323

Basic earnings per share	$0.95	$0.96	$3.09	$3.06
Basic weighted average shares outstanding	75,357	76,683	76,022	76,845

Diluted earnings per share	$0.95	$0.96	$3.08	$3.06
Diluted weighted average shares outstanding	75,431	76,884	76,141	76,962
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,736,703	103,572,129	103,622,563	103,496,026
Shares issued for equity-based payment arrangements	6,479	8,616	84,893	47,098
Shares issued for Employee Stock Purchase Plan	22,596	18,899	58,322	56,520
Shares, end of period	103,765,778	103,599,644	103,765,778	103,599,644

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,037	$1,036	$1,036	$1,035
Shares issued for equity-based payment arrangements	—	—	1	—
Shares issued for Employee Stock Purchase Plan	1	—	1	1
Balance, end of period	$1,038	$1,036	$1,038	$1,036

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$503,205	$481,005	$495,005	$472,029
Shares issued for equity-based payment arrangements	—	—	(1)	—
Tax withholding related to share-based compensation	(493)	(703)	(7,181)	(3,328)
Shares issued for Employee Stock Purchase Plan	2,881	2,597	8,018	7,200
Stock-based compensation expense	5,207	4,691	14,959	11,689
Balance, end of period	$510,800	$487,590	$510,800	$487,590

RETAINED EARNINGS:
Balance, beginning of period	$2,332,509	$2,166,039	$2,235,320	$2,066,073
Cumulative effect of Accounting Standards Update adoption (Note 2)	—	—	(493)	—
Net income	71,409	73,855	234,607	235,323
Dividends	(34,262)	(32,984)	(99,778)	(94,486)
Balance, end of period	$2,369,656	$2,206,910	$2,369,656	$2,206,910

TREASURY STOCK:
Balance, beginning of period	$(1,291,572)	$(1,161,334)	$(1,181,673)	$(1,110,124)
Purchase of treasury shares	(274,479)	(20,339)	(384,378)	(71,549)
Balance, end of period	$(1,566,051)	$(1,181,673)	$(1,566,051)	$(1,181,673)

TOTAL STOCKHOLDERS' EQUITY	$1,315,443	$1,513,863	$1,315,443	$1,513,863

Dividends declared per share	$0.46	$0.43	$1.32	$1.23
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$234,607	$235,323
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	39,816	38,812
Amortization	92,189	89,160
Change in deferred income taxes	13,205	9,082
Expense for stock-based compensation	14,959	11,688
(Gain)/loss on disposal of assets	(2,206)	3,095
Changes in operating assets and liabilities:
Change in receivables	92,716	99,425
Change in prepaid expenses, deferred costs and other	(34,886)	(28,396)
Change in accounts payable	(1,529)	(2,129)
Change in accrued expenses	(19,164)	(21,446)
Change in income taxes	13,629	9,905
Change in deferred revenues	(177,021)	(168,066)
Net cash from operating activities	266,315	276,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(2,300)	(30,376)
Capital expenditures	(14,916)	(39,563)
Proceeds from dispositions	6,187	11,106
Purchased software	(5,820)	(6,133)
Computer software developed	(95,991)	(87,284)
Purchase of investments	(13,300)	(1,150)
Net cash from investing activities	(126,140)	(153,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	200,000	55,000
Repayments on financing leases	(86)	(6)
Purchase of treasury stock	(384,378)	(71,549)
Dividends paid	(99,778)	(94,486)
Proceeds from issuance of common stock upon exercise of stock options	1	—
Tax withholding payments related to share-based compensation	(7,182)	(3,327)
Proceeds from sale of common stock	8,019	7,201
Net cash from financing activities	(283,404)	(107,167)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(143,229)	$15,886
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$213,345	$93,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,116	$109,514
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a leading provider of technology solutions and payment processing services primarily for the financial services industry. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide by providing the conversion and implementation services for financial institutions to utilize JKHY systems, and by providing payment processing other related services. JKHY also provides continuing support and services to customers using on-premise or JKHY cloud-based systems.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2021 and 2020 equals the Company’s net income.
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
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date period ended March 31, 2021:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Allowance for credit losses - beginning balance	$6,830	$6,719
Cumulative effect of accounting standards update adoption	—	493
Current provision for expected credit losses	540	1,450
Write-offs charged against allowance	(252)	(1,538)
Recoveries of amounts previously written off	—	(4)
Other	—	(2)
Allowance for credit losses - ending balance	$7,118	$7,118
While the novel coronavirus ("COVID-19") pandemic did not result in a significant increase in the Company’s expected credit loss allowance recorded as of March 31, 2021, the Company believes it is reasonably possible that future developments related to the economic impact of the COVID-19 pandemic could have a material impact on management’s estimates (see Use of Estimates below).
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2021 totaled $428,063 and at June 30, 2020 totaled $404,388.

Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $889,945 and $812,856 at March 31, 2021 and June 30, 2020, respectively.
Purchase of Investments
At June 30, 2020, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $6,000 and at March 31, 2021 of $13,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2021, there were 29,493 shares in treasury stock and the Company had the remaining authority to repurchase up to 498 additional shares. The total cost of treasury shares at March 31, 2021 was $1,566,051. During the first nine months of fiscal 2021, the Company repurchased 2,500 shares for the treasury. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares. The total cost of treasury shares at June 30, 2020 was $1,181,673.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2021, the results of its operations for the three and nine months ended March 31, 2021 and 2020, changes in stockholders' equity for the three and nine months ended March 31, 2021 and 2020, and its cash flows for the nine months ended March 31, 2021 and 2020. The condensed consolidated balance sheet at June 30, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy and distribution of any vaccines), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Private & Public Cloud[1]	$128,703	$120,443	$374,160	$344,922
Product Delivery & Services	49,235	72,891	154,547	205,962
On-Premise Support[2]	76,701	76,870	257,802	253,332
Services & Support	254,639	270,204	786,509	804,216

Processing	179,137	159,202	521,429	482,314

Total Revenue	$433,776	$429,406	$1,307,938	$1,286,530
1 The name of this revenue stream was changed in third quarter fiscal 2021 from "outsourcing and cloud" to "private and public cloud" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current quarter and year-to-date period as it was in the comparative periods of fiscal 2020 and prior.
2 The name of this revenue stream was changed in third quarter fiscal 2021 from "in-house support" to "on-premise support" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current quarter and year-to-date period as it was in the comparative periods of fiscal 2020 and prior.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2021	June 30, 2020
Receivables, net	$207,736	$300,945
Contract Assets- Current	18,439	21,609
Contract Assets- Non-current	52,920	54,293
Contract Liabilities (Deferred Revenue)- Current	141,110	318,161
Contract Liabilities (Deferred Revenue)- Non-current	70,928	71,461
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
During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $77,911 and $87,768, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2021 and 2020, the Company recognized revenue of $207,804 and $216,684, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.

Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2021, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $4,189,051. The Company expects to recognize approximately 26% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $299,413 and $271,010, at March 31, 2021 and June 30, 2020, respectively.
For the three months ended March 31, 2021 and 2020, amortization of deferred contract costs was $29,384 and $28,849, respectively. During the nine months ended March 31, 2021 and 2020, amortization of deferred contract costs totaled $92,004 and $88,063, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2021
Financial Assets:
Certificates of Deposit	$—	$6,200	$—	$6,200
June 30, 2020
Financial Assets:
Certificates of Deposit	$—	$—	$—	$—

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
At March 31, 2021 and June 30, 2020, the Company had operating lease assets of $59,132 and $63,948 and financing lease assets of $231 and $318, respectively. At March 31, 2021, total operating lease liabilities of $64,047 were comprised of current operating lease liabilities of $11,737 and noncurrent operating lease liabilities of $52,310, and total financing lease liabilities of $237 were comprised of current financing lease liabilities of $117 and noncurrent financing lease liabilities of $120. At June 30, 2020, total operating lease liabilities of $68,309 were comprised of current operating lease liabilities of $11,712 and noncurrent operating lease liabilities of $56,597, and total financing lease liabilities of $323 were comprised of current financing lease liabilities of $115 and noncurrent financing lease liabilities of $208.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $21,388 and $13,719 as of March 31, 2021 and June 30, 2020, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $125 and $38 as of March 31, 2021 and June 30, 2020, respectively.
Operating lease costs for the three months ended March 31, 2021 and 2020 were $3,573 and $3,999, respectively. Operating lease costs for the nine months ended March 31, 2021 and 2020 were $11,312 and $12,030, respectively. Financing lease costs for the three and nine months ended March 31, 2021 were $30 and $92, respectively, and were $10 for both the three and nine months of fiscal 2020. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $1,015 and $934. Total operating and financing lease costs for the respective year-to-date periods included variable lease costs of approximately $3,205 and $2,593. Operating and financing lease expense are included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the nine months ended March 31, 2021 and 2020, the Company had operating cash flows for payments on operating leases of $10,121 and $11,676, and right-of-use assets obtained in exchange for operating lease liabilities of $4,746 and $2,138, respectively. Operating cash flows for interest paid on financing leases for the nine months ended March 31, 2021 and 2020 were $5 and $1, respectively.
As of March 31, 2021 and June 30, 2020, the weighted-average remaining lease term for the Company's operating leases was 82 months and 88 months and the weighted-average discount rate was 2.64% and 2.76%, respectively. As of March 31, 2021 and June 30, 2020, the weighted-average remaining lease term for the Company's financing leases was 24 months and 33 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.42% as of March 31, 2021 and June 30, 2020.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2021*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2021 (remaining period)	$3,203
2022	13,320
2023	11,862
2024	9,686
2025	6,899
Thereafter	25,165
Total lease payments	$70,135
Less: interest	(6,088)
Present value of lease liabilities	$64,047
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2021, there were no legally binding lease payments for leases signed but not yet commenced.
NOTE 6.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate ("Prime Rate") for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $200,000 outstanding under the credit facility at March 31, 2021 and no outstanding balance at June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at March 31, 2021 or June 30, 2020.
Interest
The Company paid interest of $525 and $275 during the nine months ended March 31, 2021 and 2020, respectively.

NOTE 7.    INCOME TAXES
Provision for income taxes increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 with an effective tax rate of 21.5% of income before income taxes, compared to 19.7% in the prior fiscal year quarter. The increase in the effective tax rate comparing the three month periods ended March 31, was primarily due to a change in the timing of the release of reserves for uncertain tax positions resulting from varying statute of limitation periods.
For the nine months ended March 31, 2021, provision for income taxes decreased compared to the nine months ended March 31, 2020, with an effective tax rate of 22.3% of income before income taxes, compared to 22.7% for the same period last year. The decrease to the Company’s fiscal year-to-date effective tax rate compared to the prior fiscal year period was primarily due to the difference in impact of share-based compensation that vested during each of the periods.

The Company paid income taxes, net of refunds, of $40,440 and $49,970 in the nine months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, the Company had $11,731 of gross unrecognized tax benefits before interest and penalties, $10,886 of which, if recognized, would affect our effective tax rate. At March 31, 2021, the Company had accrued interest and penalties of $2,035 related to uncertain tax positions.
The U.S. federal and state income tax returns for fiscal 2017 and all subsequent years remain subject to examination as of March 31, 2021 under statute of limitations rules. The Company believes it is reasonably possible that the liability for unrecognized tax benefits could reduce by $3,500 to $4,500 within twelve months of March 31, 2021 due to lapsing statutes of limitations and examination closures..
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2021 and 2020 included $5,207 and $4,691 of stock-based compensation costs, respectively. Our operating income for the nine months ended March 31, 2021 and 2020 included $14,959 and $11,688 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2020	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding March 31, 2021	22	$87.27	$1,398
Vested and Expected to Vest March 31, 2021	22	$87.27	$1,398
Exercisable March 31, 2021	22	$87.27	$1,398
At March 31, 2021, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of March 31, 2021 was 5.25 years.
Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of March 31, 2021:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2020	307	$136.41
Granted	109	171.43
Vested	(113)	107.34
Forfeited	(1)	139.17
Outstanding March 31, 2021	302	$159.83	$45,817

The 109 unit awards granted in fiscal 2021 had service requirements and performance targets, with 74 having only service requirements. Those 74 unit awards were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 35 unit awards granted in fiscal 2021 had performance targets along with service requirements, all of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. Per the Company's award vesting and settlement provisions, approximately half of the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (TSR) in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2021, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return in comparison to the Standard & Poor's 1500 Information Technology Index (S&P 1500 IT Index) participants. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

	Compensation Peer Group	S&P 1500 IT Index
Volatility	25.17%	25.17%
Risk free interest rate	0.11%	0.11%
Annual dividend based on most recent quarterly dividend	1.72	1.72
Beginning TSR	37%	30%
At March 31, 2021, there was $23,718 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.40 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net Income	$71,409	$73,855	$234,607	$235,323
Common share information:
Weighted average shares outstanding for basic earnings per share	75,357	76,683	76,022	76,845
Dilutive effect of stock options and restricted stock	74	201	119	117
Weighted average shares outstanding for diluted earnings per share	75,431	76,884	76,141	76,962
Basic earnings per share	$0.95	$0.96	$3.09	$3.06
Diluted earnings per share	$0.95	$0.96	$3.08	$3.06
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2021 and 2020. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were no anti-dilutive stock options or restricted stock units excluded for the quarter ended March 31, 2021 and 3 were excluded for the quarter ended March 31, 2020. There were no anti-dilutive stock options or restricted stock units excluded for the nine months ended March 31, 2021 and 48 were excluded for the nine months ended March 31, 2020.

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
The Company's condensed consolidated statements of income for the three months ended March 31, 2021 included revenue of $3,328 and after-tax net income of $1,190 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the three months ended March 31, 2020 included revenue of $2,356 and after-tax net income of $345 resulting from Geezeo's operations.
The Company's condensed consolidated statements of income for the nine months ended March 31, 2021 included revenue of $9,814 and after-tax net income of $3,413 resulting from Geezeo's operations. The Company's condensed consolidated statements of income for the nine months ended March 31, 2020 included revenue of $6,787 and after-tax net income of $523 resulting from Geezeo's operations.
The accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2021 and 2020 do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or JKHY cloud-based services) for banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate & Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card transaction processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions and many can be used independently. The Corporate & Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
During the second quarter of fiscal 2021, Jack Henry's call center was consolidated into the Complementary segment. As a result of this consolidation, an immaterial adjustment was made during the third quarter of fiscal 2021 to reclassify revenue and related costs recognized during the three and nine months ended March 31, 2020 from the Core to the Complementary segment. The revenue amounts reclassified were $5,320 for the three months ended March 31, 2020, and $14,795 for the nine months ended March 31, 2020. The cost of revenue amounts reclassified were $3,442 for the three months ended March 31, 2020, and $8,992 for the nine months ended March 31, 2020. An additional immaterial adjustment was made after the quarter ended December 31, 2019 to reclassify cost of revenue recognized in the year-to-date period of fiscal 2020 from the Corporate & Other to the Payments segment to be consistent with the current allocation of cost of revenue by segment. There was no amount reclassified for the three months ended March 31, 2020 and $131 for the nine months ended March 31, 2020.

	Three Months Ended
	March 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$126,400	$15,978	$100,421	$11,840	$254,639
Processing	8,749	144,863	25,010	515	179,137
Total Revenue	135,149	160,841	125,431	12,355	433,776

Cost of Revenue	63,259	87,628	54,207	62,676	267,770
Research and Development					27,395
Selling, General, and Administrative					47,408
Total Expenses					342,573

SEGMENT INCOME	$71,890	$73,213	$71,224	$(50,321)

OPERATING INCOME					91,203

INTEREST INCOME (EXPENSE)					(266)

INCOME BEFORE INCOME TAXES					$90,937

	Three Months Ended
	March 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$133,362	$19,506	$103,680	$13,656	$270,204
Processing	7,758	130,854	20,304	286	159,202
Total Revenue	141,120	150,360	123,984	13,942	429,406

Cost of Revenue	62,699	80,836	52,133	62,903	258,571
Research and Development					28,308
Selling, General, and Administrative					50,589
Total Expenses					337,468

SEGMENT INCOME	$78,421	$69,524	$71,851	$(48,961)

OPERATING INCOME					91,938

INTEREST INCOME (EXPENSE)					32

INCOME BEFORE INCOME TAXES					$91,970

	Nine Months Ended
	March 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	397,744	47,089	307,799	33,877	786,509
Processing	25,509	425,667	69,394	859	521,429
Total Revenue	423,253	472,756	377,193	34,736	1,307,938

Cost of Revenue	185,668	260,411	158,638	183,764	788,481
Research and Development					80,233
Selling, General, and Administrative					136,801
Total Expenses					1,005,515

SEGMENT INCOME	$237,585	$212,345	$218,555	$(149,028)

OPERATING INCOME					302,423

INTEREST INCOME (EXPENSE)					(381)

INCOME BEFORE INCOME TAXES					$302,042

	Nine Months Ended
	March 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$402,759	$51,643	$306,083	$43,731	$804,216
Processing	23,150	400,508	58,054	602	482,314
Total Revenue	425,909	452,151	364,137	44,333	1,286,530

Cost of Revenue	181,697	236,725	152,376	182,831	753,629
Research and Development					80,086
Selling, General, and Administrative					148,985
Total Expenses					982,700

SEGMENT INCOME	$244,212	$215,426	$211,761	$(138,498)

OPERATING INCOME					303,830

INTEREST INCOME (EXPENSE)					573

INCOME BEFORE INCOME TAXES					$304,403

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2021.
OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® provides innovative solutions to community and regional banks. Symitar® provides industry-leading solutions to credit unions of all sizes. ProfitStars® offers highly specialized solutions to financial institutions of every asset size, as well as diverse corporate entities outside of the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are generally available for on-premise installation and delivery in our JKHY cloud.
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" fees (formerly known as "outsourcing and cloud" fees - see Note 3) that predominantly have contract terms of five years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "on-premise support" revenue (formerly known as "in-house support" revenue - see Note 3), composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.

All amounts in the following discussion are in thousands, except per share amounts.
COVID-19 Impact and Response
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and the President of the United States declared the outbreak as a national emergency. As COVID-19 rapidly spread, federal, state and local governments responded by imposing varying degrees of restrictions, including widespread “stay-at-home” orders, social distancing requirements, travel limitations, quarantines, and forced closures or limitations on operations of non-essential businesses. Over the course of the pandemic, these restrictions have been modified, lifted, and in some cases re-imposed in various locations. The existence, diversity, and constantly changing nature of these restrictions have resulted in significant economic disruptions and uncertainty.
The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allow them to work off-site. This recommended remote working option is currently extended until at least July 1, 2021, and our internal task force will continue to evaluate recommending further extensions. Based on guidance from the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency, the Company was designated as essential critical infrastructure because of our support of the financial services industry. As of May 1, 2021, the majority of our employees were continuing to work remotely. Our internal task force considers federal, state and local guidance, as well as employee-specific and facility-specific factors, when recommending Company actions. At such time that our internal task force recommends that our remote employees begin to return to our facilities, we have prepared procedures to assist with a safe, gradual and deliberate approach, including a return-to-office training, enhanced sanitation procedures and face mask requirements, which are currently being utilized by our employees who are required to be on-site to perform their required job functions.
We have suspended all non-essential business travel until at least July 1, 2021, and our internal task force will continue to evaluate the need for further extensions. We have put additional safety precautions into place for travel that is essential. We have also updated the health benefits available to our employees by waiving out-of-pocket expenses related to testing and treatment of COVID-19.
Customers
We are working closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. We did experience delays related to continuing customer migrations to our new card processing platform. However, we successfully completed all the migrations according to a revised schedule by March 31, 2021. We continue to work with our customers to support them during this difficult time, and, to that end, have waived certain late fees in connection with our products and services. We have also enhanced our lending service offerings to support the Paycheck Protection Program (PPP) that was introduced by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely for the foreseeable future without materially impacting our business.
Financial impact
We have seen delays in certain product installations due to COVID-19 with the associated revenue pushed from the current period to future periods. These headwinds may continue to impact our license, hardware, installation and pass-through revenues into fiscal 2022. Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during the first nine months of fiscal 2021, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak; the speed and effectiveness of vaccine and treatment developments; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
For the third quarter of fiscal 2021, total revenue increased 1%, or $4,370, compared to the same quarter in fiscal 2020. Reducing total revenue for the effects of deconversion fees of $4,367 for the current fiscal year quarter and $22,781 for the prior fiscal year quarter and for the effects of acquisitions and divestitures of $1,241 for the prior fiscal year quarter, results in an increase of 6% for the quarter compared to the same quarter a year ago. This total revenue increase was primarily driven by growth in card processing, data processing and hosting fee, and transaction and digital processing revenues partially offset by a decrease in hardware revenue.
Operating expenses increased 2% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily due to increased direct costs related to our card payment processing platform and Jack Henry digital, as well as higher licenses and fees partially offset by lower research and development costs due to more of those costs being capitalized during the quarter, the change in gain/loss on disposal of assets, and travel expense savings due to COVID-19 travel limitations (see "COVID-19 Impact and Response" section above) that included savings generated by holding virtual events.
Operating income decreased 1% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Reducing operating income for the effects of deconversion fees of $3,967 for the current fiscal quarter and $21,512 for the prior fiscal year quarter and increasing operating income for the effects of acquisitions, divestitures, and gain/loss, of $46 for the current fiscal year quarter and $2,838 for the prior fiscal year quarter, results in a 19% increase for the third quarter of fiscal 2021 compared to the same quarter a year ago. This increase in operating income was primarily driven by increased revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 8% for the third quarter of fiscal 2021 compared to the prior fiscal year third quarter. The effective tax rate for the third quarter of fiscal 2021 was 21.5% compared to 19.7% for the same quarter a year ago. The increase in the effective tax rate was primarily due to a change in the timing of the release of reserves for uncertain tax positions resulting from varying statute of limitation periods.
Due to the above changes, net income decreased 3% for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020.
For the nine months ended March 31, 2021, total revenue increased 2%, or $21,408, over the nine months ended March 31, 2020. Reducing total revenue for the effects of deconversion fees of $12,405 for the current fiscal year period and $45,384 for the prior fiscal year period and for the effects of acquisitions and divestitures from the prior fiscal year period of $2,408, results in a 5% increase for the period compared to the same period a year ago. This total revenue increase was primarily driven by increased data processing and hosting fee, card processing, Jack Henry digital, and remittance revenues.

Operating expenses for the nine months ended March 31, 2021 increased 2% compared to the equivalent period in the prior fiscal year, primarily due to increased direct costs, operating licenses and fees, and higher personnel costs partially offset by travel expense savings due to COVID-19 travel limitations (see "COVID-19 Impact and Response" section above), that included savings generated by holding virtual events, and lower costs related to hardware and the change in gain/loss on disposal of assets. The increased direct costs were primarily related to our card payment processing platform and Jack Henry digital. Higher personnel costs were primarily related to a headcount increase of 2% at March 31, 2021 compared to March 31, 2020.
Operating income remained consistent for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Reducing operating income for the effects of deconversion fees of $11,105 for the current fiscal year period and $41,960 for the prior fiscal year period and for the effects of acquisitions, divestitures, and gain/loss, of $1,994 for the current fiscal year period, and increasing operating income for the effects of acquisitions, divestitures, and gain/loss of $2,561 for the prior fiscal year period, results in a 9% increase for the nine months ended March 31, 2021 compared to the same period a year ago. This increase was primarily driven by the revenue growth described above partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 2% for the nine months ended March 31, 2021 compared to the prior fiscal year-to-date period. The effective tax rate for the nine months ended March 31, 2021 was 22.3% compared to 22.7% for the prior year fiscal period. The decrease was primarily driven by the difference in impact of share-based compensation that vested during each of the periods.
The result of the above changes led to net income that remained consistent for the nine months ended March 31, 2021 compared to the same period in the prior fiscal year.
We move into the fourth quarter of fiscal 2021 with optimism following strong performance in the third quarter, but with limited visibility of the future impact of the COVID-19 pandemic. Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2021 follows. Discussions compare the current fiscal year's three and nine months ended March 31, 2021 to the prior year's three and nine months ended March 31, 2020.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Services and Support	$254,639	$270,204	(6)%	$786,509	$804,216	(2)%
Percentage of total revenue	59%	63%		60%	63%
Services and support revenue decreased 6% for the third quarter of fiscal 2021 compared to the same quarter a year ago primarily due to a deconversion fee revenue reduction of $18,414, as fewer customers were lost to mergers with non-Jack Henry customers. Reducing services and support revenue for deconversion fee revenue from each quarter, which was $4,367 for the current fiscal year quarter and $22,781 for the prior fiscal year quarter and for revenue from acquisitions and divestitures of $1,240 for the prior fiscal year quarter, results in growth of 2% quarter over quarter. This increase was primarily driven by increased data processing and hosting fee revenue reflecting a continuing shift of customers to our term license model.
For the nine months ended March 31, 2021, services and support revenue decreased 2% compared to the nine months ended March 31, 2020 primarily due to a deconversion fee revenue reduction of $32,979, as fewer customers were lost to mergers with non-Jack Henry customers. Reducing services and support revenue for deconversion fee revenue from each period presented, which was $12,405 for the current fiscal year period and $45,384 for the prior fiscal year period and for revenue from acquisitions and divestitures of $2,407 from the prior fiscal year period, results in growth of 2% period over period. This increase was primarily driven by growth in data processing and hosting fees and software usage revenues partially offset by lower hardware revenue and decreased pass through revenue related to billable travel limitations due to COVID-19 (see "COVID-19 Impact and Response" section above).

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Processing	$179,137	$159,202	13%	$521,429	$482,314	8%
Percentage of total revenue	41%	37%		40%	37%
Processing revenue increased 13% for the third quarter of fiscal 2021 compared to the same quarter last fiscal year. The increase was primarily driven by higher card processing and Jack Henry digital revenue due to expanding volumes, complemented by growth in the other processing revenue components, quarter over quarter.
Each processing revenue component also experienced volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 8% for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Cost of Revenue	$267,770	$258,571	4%	$788,481	$753,629	5%
Percentage of total revenue	62%	60%		60%	59%
Cost of revenue for the third quarter of fiscal 2021 increased 4% over the prior fiscal year third quarter and increased as a percentage of total revenue. Reducing cost of revenue for the effects of deconversion fees from each quarter, which were $351 for the current fiscal year quarter and $670 for the prior fiscal year quarter and for the effects of acquisitions, divestitures, and gain/loss of $29 from the current fiscal year quarter and $726 from the prior fiscal year quarter, results in a 4% increase quarter over quarter. This increase was primarily due to higher costs associated with our card processing platform, operating licenses and fees, and personnel costs related to increased headcount at March 31, 2021 compared to a year ago due to organic growth within our product lines. The increase in costs was partially offset by travel expense savings as a result of COVID-19 travel limitations (see "COVID-19 Impact and Response" section above), which included savings generated by holding virtual events. Cost of revenue increased 2% compared to the prior fiscal year quarter as a percentage of total revenue.
For the fiscal year-to-date period, cost of revenue increased 5% over the same prior fiscal year-to-date period and increased as a percentage of revenue. Reducing cost of revenue for the effects of deconversion fees from each period, which were $1,000 for the current fiscal year period and $2,601 for the prior fiscal year period and for the effects of acquisitions, divestitures, and gain/loss of $29 from the current fiscal year period and $1,446 from the prior fiscal year period, results in a 5% increase period over period. This increase in costs was primarily due to higher costs associated with our card processing platform and operating licenses and fees. Cost of revenue increased 1% compared to the prior fiscal year period as a percentage of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Research and Development	$27,395	$28,308	(3)%	$80,233	$80,086	—%
Percentage of total revenue	6%	7%		6%	6%
Research and development expense decreased 3% for the third quarter of fiscal 2021 over the prior fiscal year third quarter. The decrease was primarily due to higher capitalized research and development costs partially offset by an increase in personnel costs, quarter over quarter. Research and development expense for the quarter decreased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
For the fiscal year-to-date period, research and development expense remained consistent over the prior fiscal year-to-date period. The consistency of this expense category for the fiscal year-to-date period reflected our continuing commitment to the development of strategic products. Research and development expense for the nine months ended March 31, 2021 also remained consistent with the same period a year ago as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Selling, General, and Administrative	$47,408	$50,589	(6)%	$136,801	$148,985	(8)%
Percentage of total revenue	11%	12%		10%	12%
Selling, general, and administrative expense decreased 6% in the third quarter of fiscal 2021 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each quarter, which were $49 for the current fiscal year quarter and $599 for the prior fiscal year quarter and for the effects of acquisitions, divestitures, and gain/loss of $3,196 for the prior fiscal year quarter, results in a 1% increase quarter over quarter. This increase was primarily due to higher personnel costs for the quarter and were partially offset by travel expense savings as a result of COVID-19 travel limitations (see "COVID-19 Impact and Response" section above). Selling, general, and administrative expense decreased 1% as a percentage of total revenue this fiscal year quarter versus the prior fiscal year quarter.
For the fiscal year-to-date period, selling, general, and administrative expense decreased 8% over the prior fiscal year-to-date period. Reducing selling, general, and administrative expense for the effects of deconversion fees from each period, which were $300 for the current fiscal year period and $823 for the prior fiscal year period and for the effects of acquisitions, divestitures, and gain/loss of $3,228 for the prior fiscal year period, and increasing selling, general, and administrative expense for the effects of acquisitions, divestitures, and gain/loss of $2,040 for the current fiscal year period, results in a 4% decrease period over period. This decrease was primarily due to travel expense savings as a result of COVID-19 travel limitations (see "COVID-19 Impact and Response" section above) partially offset by higher personnel costs. COVID-19 related savings included our national sales meeting, Jack Henry Annual Conference, and Symitar Education Conference being held virtually during the current year-to-date period. Selling, general, and administrative expense decreased 2% as a percentage of total revenue this period versus the prior-year period.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Interest Income	$24	$197	(88)%	$144	$1,050	(86)%
Interest Expense	$(290)	$(165)	76%	$(525)	$(477)	10%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the third quarter and year-to-date period of fiscal 2021 compared to the same periods a year ago. Interest expense decreased when compared to the prior fiscal year quarter and fiscal year-to-date period due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was a $200,000 outstanding balance under the credit facility at March 31, 2021 and $55,000 outstanding balance at March 31, 2020.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Provision for Income Taxes	$19,528	$18,115	8%	$67,435	$69,080	(2)%
Effective Rate	21.5%	19.7%		22.3%	22.7%
The increase in effective tax rate for the third quarter of fiscal 2021 compared to the same quarter a year ago was primarily due to a change in the timing of the release of reserves for uncertain tax positions resulting from varying statute of limitation periods. The decrease in effective tax rate for the nine months ended March 31, 2021 compared to the same period in the prior fiscal year was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
NET INCOME
Net income decreased 3% to $71,409, or $0.95 per diluted share, for the third quarter of fiscal 2021 compared to $73,855, or $0.96 per diluted share in the same quarter of fiscal 2020.
Net income remained consistent at $234,607, or $3.08 per diluted share, for the nine months ended March 31, 2021, compared to $235,323, or $3.06 per diluted share, for the nine months ended March 31, 2020, resulting in a 1% increase in diluted earnings per share.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, and network security management, consulting, and monitoring, that can be integrated with our core solutions and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating costs not directly attributable to the other three segments.

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Revenue	$135,149	$141,120	(4)%	$423,253	$425,909	(1)%
Cost of Revenue	$63,259	$62,699	1%	$185,668	$181,697	2%
Revenue in the Core segment decreased 4% and cost of revenue increased 1% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Reducing Core revenue for deconversion fee revenue in both periods, which totaled $1,362 for the third quarter of fiscal 2021 and $10,603 for the third quarter of fiscal 2020 and for revenue from acquisitions and divestitures of $1,241 from the prior year quarter, results in a 3% increase quarter over quarter. This increase in Core revenue over the prior fiscal year quarter was primarily driven by the growth in data processing and hosting fee revenue. Cost of revenue increased 2% as a percentage of revenue for the third quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the nine months ended March 31, 2021, revenue in the Core segment decreased 1% compared to the prior fiscal year-to-date period. Reducing Core revenue for deconversion fee revenue in both periods, which totaled $4,297 for the year-to-date period of fiscal 2021 and $21,218 for the year-to-date period of fiscal 2020 and for revenue from acquisitions and divestitures of $2,408 from the prior year period, results in a 4% increase period over period. This increase in Core revenue over the prior fiscal year-to-date period was primarily driven by the growth in data processing and hosting fees as well as increased software usage fee revenue. Cost of revenue increased 2% period over period primarily due to increased direct support costs. Cost of revenue increased 1% as a percentage of revenue for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Revenue	$160,841	$150,360	7%	$472,756	$452,151	5%
Cost of Revenue	$87,628	$80,836	8%	$260,411	$236,725	10%
Revenue in the Payments segment increased 7% for the third quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion fee revenue in both periods, which totaled $1,911 for the third quarter of fiscal 2021 and $6,442 for the third quarter of fiscal 2020, results in a 10% increase quarter over quarter. This Payments revenue growth was primarily due to increased card and remittance fee revenue within processing. Cost of revenue increased 8% quarter over quarter primarily due to increased costs related to our credit and debit card processing platform. Cost of revenue as a percentage of revenue increased 1% for the third quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the nine months ended March 31, 2021, revenue in the Payments segment increased 5% compared to the same period last fiscal year. Reducing Payments revenue for deconversion fee revenue in both periods, which totaled $4,433 for year-to-date fiscal 2021 and $13,478 for year-to-date fiscal 2020, results in a 7% increase period over period. This Payments revenue growth was primarily due to increased card and remittance revenue within processing. Cost of revenue increased 10% period over period primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue increased 3% for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Revenue	$125,431	$123,984	1%	$377,193	$364,137	4%
Cost of Revenue	$54,207	$52,133	4%	$158,638	$152,376	4%
Revenue in the Complementary segment increased 1% for the third quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion fee revenue in both periods, which totaled $1,080 for the third quarter of fiscal 2021 and $5,462 for the third quarter of fiscal 2020, results in a 5% increase quarter over quarter. This Complementary revenue growth was primarily driven by increased Jack Henry digital revenue and higher hosting fee revenue. Cost of revenue increased 4% quarter over quarter primarily due to increased personnel costs, amortization, and direct support costs. Cost of revenue as a percentage of revenue increased 1% for the third quarter of fiscal 2021 compared to the same quarter of fiscal 2020.
For the nine months ended March 31, 2021, revenue in the Complementary segment increased 4% compared to the same period last fiscal year. Reducing Complementary revenue for deconversion fee revenue in both periods, which totaled $3,588 for year-to-date fiscal 2021 and $10,364 for year-to-date fiscal 2020, results in a 6% increase period over period. This increase in Complementary revenue was primarily driven by increased Jack Henry digital revenue and higher hosting fee revenue. Cost of revenue increased 4% period over period primarily due to the same factors as the quarter increase. Cost of revenue as a percentage of revenue remained consistent for year-to-date fiscal 2021 compared to the same period of fiscal 2020.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2021	2020		2021	2020
Revenue	$12,355	$13,942	(11)%	$34,736	$44,333	(22)%
Cost of Revenue	$62,676	$62,903	—%	$183,764	$182,831	1%
Revenue in the Corporate and Other segment decreased 11% for the third quarter of fiscal 2021 compared to the equivalent quarter of the prior fiscal year, and decreased 22% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The decrease quarter over quarter and period over period was primarily due to lower hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from other products and services and hardware not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. The cost of revenue in the third quarter of fiscal 2021 remained consistent when compared to the prior fiscal year quarter. The increased cost of revenue for the fiscal 2021 year-to-date period of 1% was primarily due to higher other operating expenses partially offset by lower hardware costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $70,116 at March 31, 2021 from $213,345 at June 30, 2020.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2021	2020
Net income	$234,607	$235,323
Non-cash expenses	157,963	151,837
Change in receivables	92,716	99,425
Change in deferred revenue	(177,021)	(168,066)
Change in other assets and liabilities	(41,950)	(42,066)
Net cash provided by operating activities	$266,315	$276,453

Cash provided by operating activities for the first nine months of fiscal 2021 decreased 4% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2021 totaled $126,140 and included: $95,991 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $14,916; the purchase of investments, including Autobooks of $7,250 and certificates of deposit of $6,200; $5,820 for the purchase and development of internal use software; and $2,300 for an asset acquisition during the third quarter. This was partially offset by proceeds from dispositions of $6,187. Cash used in investing activities for the first nine months of fiscal 2020 totaled $153,400 and included $87,284 for the development of software; capital expenditures of $39,563; $30,376, net of cash acquired, for the acquisition of Geezeo; $6,133 for the purchase and development of internal use software; and $1,150 for the purchase of investments. This was partially offset by proceeds from dispositions of $11,106.
Financing activities used cash of $283,404 for the first nine months of fiscal 2021, including $384,378 for the purchase of treasury shares, dividends paid to stockholders of $99,778, and $86 for payments on financing leases. This was partially offset by borrowings on credit facilities of $200,000 and $838 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $107,167 in the first nine months of fiscal 2020 including $94,486 for the payment of dividends, $71,549 for the purchase of treasury shares, and $6 for payments on financing leases. This was partially offset by borrowings on credit facilities of $55,000 and $3,874 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $14,916 and $39,563 for the nine months ended March 31, 2021 and March 31, 2020, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2021 are not expected to exceed $44,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2021, there were 29,493 shares in treasury stock and the Company had the remaining authority to repurchase up to 498 additional shares. The total cost of treasury shares at March 31, 2021 was $1,566,051. During the first nine months of fiscal 2021, the Company repurchased 2,500 treasury shares. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $200,000 outstanding balance under the credit facility at March 31, 2021 and no outstanding balance at June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in March 2021 and expires on April 30, 2023. At March 31, 2021 and June 30, 2020, no amount was outstanding.

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
We have $200,000 outstanding debt with variable interest rates as of March 31, 2021 and a 1% increase in our borrowing rate would increase our annual interest expense by $2,000.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2021, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1- January 31, 2021	—	—	—	2,322,713
February 1- February 28, 2021	1,275,000	$149.90	1,275,000	1,047,713
March 1- March 31, 2021	550,000	151.56	550,000	497,713
Total	1,825,000	150.40	1,825,000	497,713
(1) 1,825,000 shares were purchased through a publicly announced repurchase plan.
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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and June 30, 2020, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 7, 2021	/s/ David B. Foss
David B. Foss
Chief Executive Officer and President

Date:	May 7, 2021	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer