Form 10-K
period 2021-06-30
HENRY JACK & ASSOCIATES INC
filed 2021-08-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021

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

On December 31, 2020, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $12,074,696,820 (based on the average of the reported high and low sales prices on Nasdaq on December 31, 2020).

As of August 13, 2021, the Registrant had 74,013,999 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2021 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the Company's fiscal year ended June 30, 2021.

In this report, all references to “JKHY”, the “Company”, “we”, “us”, and “our”, refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company's fiscal years ended in June and the associated quarters, months, and periods of those fiscal years.

FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, those included in Item 1A, “Risk Factors” of this report, and those discussed in other documents we file with the SEC. Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. ("JKHY") was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for nearly 8,400 financial institutions and diverse corporate entities.
JKHY provides its products and services through three primary business brands:
•Jack Henry Banking is a leading provider of integrated data processing systems to nearly 1,000 banks ranging from de novo to multi-billion-dollar institutions with assets of up to $50 billion. The number of banks we serve has decreased in the last year due to acquisitions and mergers within the banking industry, which are discussed further under the heading "Industry Background" in this Item 1. Our banking solutions support both on-premise and private cloud operating environments with three functionally distinct core processing platforms and more than 140 integrated complementary solutions.
•Symitar is a leading provider of core data processing solutions for credit unions of all sizes, with over 700 credit union customers. Symitar markets one flagship core processing platform and more than 100 integrated complementary solutions that support both on-premise and private cloud operating environments.
•ProfitStars is a leading provider of highly specialized core agnostic products and services for financial institutions. ProfitStars' more than 100 integrated complementary solutions offer highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. ProfitStars’ products and services enhance the performance of traditional financial services organizations of all asset sizes and charters, and non-traditional diverse corporate entities with over 8,300 customers, comprised of over 1,600 of our core customers included in our bank and credit union customers listed above, as well as nearly 6,700 non-core customers.
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
The majority of our revenue is derived from support and services provided to our on-premise customers that are typically on a one-year contract, private cloud services for our hosted customers that are typically on a seven-year or greater contract, and recurring electronic payment solutions that are also generally on a contract term of seven years or greater. Less predictable software license fees, paid by customers implementing our software solutions on-premise, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources. Information regarding the classification of our business into four separate segments is set forth in Note 14 to the consolidated financial statements (see Item 8).
JKHY’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 45 years ago:
•Do the right thing,
•Do whatever it takes, and
•Have fun.
We recognize that our associates and their collective contribution are ultimately responsible for JKHY’s past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we believe we have established a corporate culture that sustains high levels of employee satisfaction. For further discussion of our human capital considerations, see "Human Capital" below.
COVID-19 Impact and Response
Since its outbreak in early 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March

2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site and we suspended all non-essential business travel. This company-wide recommendation extended until July 1, 2021, at which point we began transition to a return to our facilities and normalization of travel activities. Individual decisions on returning to the office were manager-coordinated and based on conversations with specific teams and departments. A large number of our employees requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. We have not required employees who return to our facilities to receive vaccinations, but we have provided information on vaccine providers, as well as hosted on-site COVID-19 vaccination clinics at several of our facilities for our employees and their families. On August 3, 2021, we reimplemented our company-wide recommendation for remote work and are encouraging a cautious approach to business travel based on the spread of the Delta variant and increased infection rates. For those employees who are at our facilities, we have introduced enhanced sanitation procedures and we require face masks for both vaccinated and unvaccinated employees. As of August 13, 2021, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity.
Customers
We work closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely without materially impacting our business.
Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2021, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the speed and effectiveness of vaccine and treatment developments; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Industry Background
Jack Henry Banking primarily serves commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 4,950 commercial banks and savings institutions in this asset range as of December 31, 2020. Jack Henry Banking currently supports nearly 1,000 of these banks with its core information processing platforms and complementary products and services.
Symitar serves credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 5,200 domestic credit unions as of December 31, 2020. Symitar currently supports over 700 of these credit unions with core information processing platforms and complementary products and services.
ProfitStars serves financial services organizations of all asset sizes and charters and other diverse corporate entities. ProfitStars currently supports over 8,300 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 19% from the beginning of calendar year 2015 to the end of calendar year 2020, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 7.0% and totaled $20.5 trillion as of December 31, 2020. There were six new bank charters issued in calendar year 2020, compared to thirteen in the 2019 calendar year. Comparing calendar years 2020 to 2019, the number of mergers decreased 54%.

CUNA reports the number of credit unions declined 15% from the beginning of calendar year 2015 to the end of calendar year 2020. Although the number of credit unions declined at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 9% and totaled $1.9 trillion as of December 31, 2020.
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
JKHY’s extensive product and service offerings enable diverse financial institutions to capitalize on these business opportunities and respond to these business challenges. We strive to establish a long-term, value-added technology partnership with each customer, and to continually expand our offerings with the specific solutions our customers need to prosper in the evolving financial services industry.
Mission Statement
Our mission is to provide quality solutions and industry-leading service to our customers while fostering our culture that is personally, professionally, and financially rewarding to our employees and increasing the value of our stockholders' investments.
Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth augmented by strategic acquisitions. We execute this strategy by:
•Providing commercial banks and credit unions with core operating systems that provide excellent functionality and support on-premise and private cloud delivery environments with identical functionality.
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
•Provide products and services that can be sold to both existing core and non-core customers and outside our base to new customers; and/or
•Provide selective opportunities to sell outside our traditional markets in the financial services industry.

We have completed three acquisitions in the last 3 years. After 45 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
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
Solutions
Our proprietary solutions are marketed through three primary business brands:
•Jack Henry Banking supports commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 140 fully integrated complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by on-premise use of each software system. Our banking solutions can be delivered on-premise or through our private cloud delivery model and are backed by a company-wide commitment to provide exceptional personal service. Jack Henry Banking is a recognized market leader, currently supporting nearly 1,000 banks with its technology platforms.
•Symitar supports credit unions of all sizes with an information and transaction processing platform that provides enterprise-wide automation. Our solution includes one flagship core processing system and more than 100 fully integrated complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solution also has state-of-the-art functional capabilities. We also re-market the hardware required by on-premise use of the software system. Our credit union solution can be delivered on-premise or through our private cloud delivery model, and is backed by our company-wide commitment to provide exceptional personal service. Symitar currently supports over 700 credit union customers.
•ProfitStars is a leading provider of specialized products and services assembled primarily through our focused diversification acquisition strategy. These core agnostic solutions are compatible with a wide variety of information technology platforms and operating environments and offer more than 100 fully-integrated complementary solutions, including proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. ProfitStars’ products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities. Profitstars has over 8,300 customers, including nearly 6,700 non-core customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
We strive to develop and maintain functionally robust, integrated solutions that are supported with high service levels, regularly updating and improving those solutions using an interactive customer enhancement process; ensuring compliance with relevant regulations; updated with proven advances in technology; and consistent with JKHY’s reputation as a premium product and service provider.

Core Software Systems
Core software systems primarily consist of the integrated applications required to process deposit, loan, and general ledger transactions, and to maintain centralized customer/member information.
Jack Henry Banking markets three core software systems to banks and Symitar markets one core software system to credit unions. These core systems are available for on-premise installation at customer sites, or financial institutions can choose to leverage our private cloud environment for ongoing information processing.
Jack Henry Banking’s three core banking platforms are:
•SilverLake®, a robust system primarily designed for commercial-focused banks with assets ranging from $500 million to $50 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 400 banks, and now automates over 8% of the domestic banks with assets less than $50 billion.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports approximately 360 banks ranging from de novo institutions to those with assets of $3 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports nearly 200 banks ranging from de novo institutions to those with assets of $2 billion.
Symitar’s core credit union platform is:
•Episys®, a robust system designed specifically for credit unions. It has been implemented by over 700 credit unions with assets ranging from $3 million to $25 billion, and according to National Credit Union Administration data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative core system.
Customers electing to install our solutions on-premise license the proprietary software systems. The majority of these customers pay ongoing annual software maintenance fees. We re-market the hardware and peripheral equipment that is required by on-premise use of our software solutions; and we perform software implementation, data conversion, training, ongoing support, and other related services. On-premise customers generally license our core software systems under a standard license agreement that provides a fully paid, nonexclusive, nontransferable right to use the software on a single computer at a single location.
Customers can eliminate the significant up-front capital expenditures required by on-premise installations and the responsibility for operating information and transaction processing infrastructures by leveraging our private cloud environment for those functions. Our core private cloud services are provided through a highly resilient data center configuration across multiple physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail customer statements for financial institutions from three regional printing and rendering centers. Customers electing to outsource their core processing typically sign contracts for seven or more years that include "per account" fees and minimum guaranteed payments during the contract period.
We support the dynamic business requirements of our core bank and credit union clients with ongoing enhancements to each core system, the regular introduction of new integrated complementary products, the ongoing integration of practical new technologies, and regulatory compliance initiatives. JKHY also serves each core customer as a single point of contact, support, and accountability.
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
JKHY regularly introduces new products and services based on demand for integrated complementary solutions from our existing core clients, and based on the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and/or containing costs. The Company’s Industry Research department solicits customer guidance on the business solutions they need, evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. JKHY’s new complementary products and services are developed internally, acquired, or provided through strategic alliances.
Implementation and Training
Most of our core bank and credit union customers contract with us for implementation and training services in connection with their systems and additional complementary products.
A complete core system implementation typically includes detailed planning, project management, data conversion, and testing. Our experienced implementation teams travel to customer facilities or work remotely with clients to help manage the implementation process and ensure that all data is transferred from the legacy system to the JKHY system. Our implementation fees are fixed or hourly based on the core system being installed.
We also provide extensive initial and ongoing education to our customers. We have a comprehensive training program that supports new customers with basic training and longtime customers with continuing education. The curricula provide the ongoing training financial institutions need to maximize the use of JKHY’s core and complementary products, to optimize ongoing system enhancements, and to fully understand dynamic year-end legislative and regulatory requirements. Each basic, intermediate, and advanced course is delivered by system experts, supported by professional materials and training tools, and incorporates different educational media in a blended learning approach. The program supports distinct learning preferences with a variety of delivery channels, including classroom-based courses offered in JKHY’s regional training centers, Internet-based live instruction, eLearning courses, on-site training, and train-the-trainer programs.
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
•Highly effective change management and control processes; and
•A best practices methodology developed and refined through the company-wide, day-to-day experience supporting nearly 8,400 diverse clients.
Most on-premise customers contract for annual software support services, and this represents a significant source of recurring revenue for JKHY. These support services are typically priced at approximately 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with pro-ration for new product implementations that occur during the fiscal year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JKHY gives notice of termination at least 30 days prior to contract expiration.
High levels of support are provided to our private cloud customers by the same support infrastructure utilized for on-premise customers. However, these support fees are included as part of monthly private cloud fees.
JKHY regularly measures customer satisfaction using formal annual surveys and more frequent online surveys initiated randomly by routine support requests. We believe this process confirms that we consistently exceed our customers’ service-related expectations.
Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, and many other hardware providers that allow JKHY to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell IBM Power Systems™; Lenovo, Dell, and HP servers and workstations; Canon, Digital Check, Epson, and Panini check scanners; and other devices that complement our software solutions.
Digital Products and Services

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
Jack Henry identifies four components of Electronic Payment Solutions:
•Card Services provides a comprehensive suite of Automated Teller Machine ("ATM"), debit/credit card transaction processing and fraud management solutions. The card processing solutions include loyalty/rewards, fraud detection, cardholder alert and controls, and other key components that are fully integrated with JKHY's core and complementary solutions.
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
•Faster Payments includes the development of JHA PayCenter, a payments hub that provides streamlined, secure payment capabilities for sending and receiving transactions instantly 24 hours a day, 365 days a year, through JKHY’s core and complementary solutions with direct connections to both Zelle and Real Time Payments ("RTP") real-time networks with plans to accommodate the Federal Reserve's network in 2023.
•Processing/Other includes Enterprise Payment Solutions ("EPS"), a comprehensive payments engine and one of the leading total payments solutions on the market today. EPS offers an integrated suite of remote deposit capture, ACH and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions of all sizes. EPS helps financial institutions succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships. Furthermore, Commercial Lending Solutions help financial institutions securely transition from a traditional lending portfolio (focused on real estate-based consumer lending) to a more fully diversified portfolio developed via commercial and industrial lending. Our solutions also provide reliable ways to retain creditworthy business customers facing financial hurdles, while mitigating the risk of loan loss.
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
Research and development expenses for fiscal 2021, 2020, and 2019 were $109.0 million, $110.0 million, and $96.4 million, respectively. We recorded capitalized software in fiscal 2021, 2020, and 2019 of $128.3 million, $117.3 million, and $111.1 million, respectively.
Sales and Marketing
JKHY serves established, well defined markets that provide ongoing sales and cross-sales opportunities.
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
Dedicated sales forces support each of JKHY’s three primary marketed brands. Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Brand-specific sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports all of our brands with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer newsletters; ongoing promotional campaigns; and media relations. JKHY also hosts annual national education conferences which provide opportunities to network with existing clients and demonstrate new products and services.
JKHY has sold select products and services primarily in Latin America and the Caribbean and Canada. International sales accounted for less than 1% of JKHY’s total revenue in the fiscal 2021, 2020, and 2019.
Competition
The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of JKHY’s current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. For more than a decade there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.
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
Regulatory Compliance
JKHY maintains a corporate commitment to address compliance issues and implement requirements imposed by federal regulators prior to the effective date of such requirements when adequate prior notice is given. JKHY’s compliance program is coordinated by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JKHY and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Financial Institutions Examination Council (“FFIEC”) examination team and training sessions sponsored by various professional associations.
JKHY has a process to inform internal stakeholders of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s development teams through monthly regulatory compliance meetings and the necessary product changes are included in the ongoing product development cycle. JKHY publishes newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes.
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
Government Regulation
The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The compliance of JKHY’s products and services with these requirements depends on a variety of factors, including the parameters set through the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we provide solutions that assist them in meeting their regulatory needs through our products and services. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.
JKHY is not chartered by the Office of the Comptroller of Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to financial institutions, JKHY’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FFIEC regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.
JKHY provides private cloud services through JHA OutLink Processing Services™ data Centers, electronic transaction processing through JHA Card Processing Solutions™, internet banking through NetTeller® and Banno online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions ("HNS") through our Gladiator® unit, cloud services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery®.
The private cloud services provided by JKHY are subject to examination by FFIEC regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our private cloud services are also subject to examination by state banking authorities on occasion.
Information Security
We are committed to the protection and security of the sensitive information contained on our systems and accessed through our products and services. Because threats to information security pose risks to our business and to our customers, we proactively make strategic investments in security and the infrastructure and procedural controls for our systems. These investments enable a comprehensive set of security controls that are maintained and tested on a consistent basis. Additional third-party reviews are performed throughout the organization, such as Payment Card Industry-Data Security Standard assessments, state and federal regulatory examinations, intrusion tests, and System and Organizations Controls ("SOC") 1 or SOC 2 reports. The Board of Directors provides oversight of these activities through the Risk and Compliance Committee and the Audit Committee.
Human Capital
Our Employees
As of June 30, 2021, we had 6,714 full-time employees. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
Talent Attraction and Engagement
Our people and culture strategy focuses on attracting, engaging, and retaining qualified, diverse, and innovative talent at all levels of the Company. We are a committed equal opportunity employer and all qualified candidates receive consideration for employment without regard to race, color, religion, national origin, age, disability, sex, sexual orientation, gender, gender identity, pregnancy, genetic information, or other characteristics protected by applicable law.

Beyond nondiscrimination compliance, we are committed to fostering a respectful, diverse, and inclusive workplace in which all individuals are treated with respect and dignity. In 2020, our President and Chief Executive Officer, David Foss, signed the CEO Action for Diversity and Inclusion Pledge, joining nearly 2,000 other chief executives and presidents who have made a pledge to act on supporting a more inclusive workplace for employees, communities, and society at large.
We actively engage our Business Innovation Groups (“BIGs”) to develop attraction and retention practices that exemplify and advance a diverse, equitable, and inclusive culture. Our BIGs are company-sponsored and employee-driven groups open to all employees. As of June 30, 2021, we had approximately 1,600 unique associates participating in six active BIGs, with five focused on inclusion for specific communities—women, people of color, remote associates, LGBTQ+, and veterans— and one focused on environmental and sustainability topics. While BIGs allow associates to connect and support each other, they also function to address bona fide business problems. For example, these groups work with executive leadership to actively improve our talent attraction processes for prospective employees. They also provide education, training, and conversation opportunities to all employees to advance diversity, inclusion, understanding, and innovation throughout the Company.
We seek to actively listen to our employees throughout the year using a defined listening strategy designed to gather regular feedback on well-being, engagement, leadership, culture and values, and other top of mind topics. These surveys allow us to respond to employee concerns, benefit from employee perspectives, and better design and develop processes to support our Company culture. Employees can learn about changes through our quarterly employee update videos or all-employee town hall meetings delivered by senior management. Based on periodic monitoring, we believe our voluntary attrition rate is low compared to competitive benchmarks. We believe our strong retention rate demonstrates healthy engagement by our employees.
Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing new opportunities for their growth. We offer our employees numerous live and on-demand training programs and resources to help them build knowledge and improve skills. These trainings include mandatory programs, such as security awareness, as well as recommended but optional programs, such as a recent training on mitigating unconscious bias that received a high level of participation and led many of our employees to take a personal pledge to support inclusion in the workplace. Self-developer weeks specifically allow employees the opportunity to sign-up for curated courses covering topics such as technology trends and JKHY products and services. Through our BIGs, we also offer opportunities for employees to advance their knowledge of diversity, equity, and inclusion matters.
Recognizing the importance of mentoring in career development, we host an internal mentorship marketplace, which allows prospective mentors and mentees to connect and self-initiate a mentoring relationship. We also provide an internal mobility marketplace, which offers career coaching and tools for employees to create personalized development plans and build peer connections. In fiscal 2020, we launched a targeted, four-week leadership development initiative for over 100 women at JKHY to address barriers to advancing in leadership roles they commonly encounter.
We recognize and value the contribution of our employees who develop, improve, and support our technology solutions and we provide additional development opportunities for them to advance their technical expertise. This includes access to on-demand technical training libraries, certification programs, and classes facilitated by external experts.
Wellness and Safety
JKHY emphasizes the safety and well-being of our employees as a top priority. We define wellness comprehensively and include mental, physical, emotional, financial, psychological, and environmental considerations. JKHY offers a competitive compensation and benefits package and supports dedicated campaigns that communicate directly to employees about financial wellness, mental health, healthful nutrition and exercise, and other wellness topics. Employee well-being is further supported through policies such as paid parental leave, military service leave, educational assistance, and bereavement leave policies.
In response to the COVID-19 pandemic, we made impactful changes to our benefits program, including waiving all out-of-pocket expenses associated with COVID-19 for employees or dependents covered under Jack Henry’s medical plans. We also shifted to a predominantly remote workforce to ensure the continued safety of our employees, clients, and communities. For more information on our COVID-19 response, see “COVID-19 Impact and Response” above.

Available Information
JKHY’s Website is easily accessible to the public at www.jackhenry.com. The “Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the SEC also are available free of charge on our Website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A. RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ materially from those expected or desired.
Business and Operating Risks
Data security breaches, failures or other incidents could damage our reputation and business. Our business relies upon receiving, processing, storing and transmitting sensitive information relating to our operations, employees and customers. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition and expose us to liability. We rely on industry-standard encryption, network and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data and to prevent unauthorized access to our computer networks, systems and data. A security failure by one of these third parties could expose our information systems to interruption of operations and security vulnerabilities. We also use third-party vendors to store and process data for us and they face similar risks. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks and other means, which are constantly evolving and difficult to detect. Although none of these types of attacks have had a material effect on our business or operations to date, we anticipate that attempts to attack our systems, services and infrastructure, and those of our customers and vendors, may grow in frequency and sophistication. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other methods to disclose sensitive information in order to gain access to our data or that of our customers or clients.
We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information or that employee corporate-owned computers are stolen or customer data media is lost in shipment. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm, any of which could adversely affect our results of operations and financial condition. Under state, federal and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Although we believe our security controls and infrastructure are adequate to protect our systems and data, we cannot be certain that these efforts will be sufficient to combat all current and future technological risks and threats. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. The significant amount of capital and other resources we currently expend to protect against the threat of security breaches may prove insufficient to prevent a breach. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors or other contracts are sufficient to protect us from liabilities or damages with respect to claims relating to a security breach or similar matters. The insurance coverage we maintain to address data security risks may be insufficient to cover all types of claims or losses that may arise, and there is not assurance that such insurance coverage will continue to be available to us on economically reasonable terms, or at all. In the event of a security breach we may need to spend substantial additional capital and resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays or cessation of service to users, any of which could harm our business.

Failure to maintain sufficient technological infrastructure or an operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Our products and services require substantial investments in technological infrastructure, and we have experienced significant growth in the number of users, transactions and data that our technological infrastructure supports. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our customers’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Our back-up systems and procedures may not prevent disruption, such as a prolonged interruption of our transaction processing services. In the event that an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. Any significant interruption of service could reduce revenue, have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs. Implementing modifications and upgrades to our technological infrastructure subject us to inherent costs and risks associated with changing systems, policies, procedures and monitoring tools.
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

Failure to achieve favorable renewals of service contracts could negatively affect our business. Our contracts with our customers for outsourced data processing and electronic payment transaction processing services generally run for a period of seven or more years. We will continue to experience a significant number of these contracts coming up for renewal each year. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us, including reducing the services we provide or negotiating the prices paid for our services. If we are not successful in achieving high renewal rates upon favorable terms, or if inflation or costs outpace our contractual ability to adjust pricing during our contractual terms, our revenues and profit margins will suffer.
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
Regulatory and Compliance Risks
The software and services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of software and services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable federal and state laws and regulations. If we, or third parties with whom we contract or partner, fail to comply with applicable regulations or guidelines, we could be subject to regulatory actions and suffer harm to our customer relationships and reputation. Such failures could require significant expenditures to correct and could negatively affect our ability to retain customers and obtain new customers.
In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. New regulations could require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could influence both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. We will be required to apply substantial research and development and other corporate resources to adapt our products to this evolving, complex and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.

Compliance with new and existing privacy laws, regulations, and rules may adversely impact our expenses, development and strategy. We are subject to complex laws, rules and regulations related to data privacy and cybersecurity. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement and litigation. The use, confidentiality and security of private customer information is under increased scrutiny. Regulatory agencies, Congress and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. This includes rules enacted by the New York Department of Financial Services that require covered financial institutions to have a cybersecurity program along with other compliance requirements and the California Consumer Privacy Act. The unique data protection regulations issued by multiple agencies have created a fragmented series of requirements that makes it increasingly complex to comply with all of the mandates in an efficient manner and may increase costs to deliver affected products and services as those requirements are established.
Failure to comply or readily address compliance and regulatory rule changes made by payment card networks could adversely affect our business. We are subject to card association and network compliance rules governing the payment networks we serve, including Visa, MasterCard, Zelle, and The Clearing House’s RTP network, and all rules governing the Payment Card Data Security Standards. If we fail to comply with these rules and standards, we could be fined or our certifications could be suspended or terminated, which could limit our ability to service our customers and result in reductions in revenues and increased costs of operations. Changes made by the networks, even when complied with, may result in reduction in revenues and increased costs of operations.
Economic Conditions Risks
A widespread public health crisis could adversely affect our results of operations. The widespread outbreak of a communicable illness or disease, such as the ongoing COVID-19 outbreak, or other public health crises, including government mandates in response to such events, can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation and financial condition. The conditions caused by such events may affect the rate of spending by our customers and their ability to pay for our products and services, delay prospective customers’ purchasing decisions, interfere with our employees’ ability to support our business function, disrupt the ability of third-party providers we rely upon to deliver services, adversely impact our ability to provide on-site services or installations to our customers, or reduce the number of transactions we process, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our customers’ and vendors' operations, and our ability to provide products and services, including the impact of our employees working remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
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
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 4,950 commercial and savings banks and more than 5,200 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to mergers and acquisitions and financial failures and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential customers, which could negatively impact our results of operations.
Acquisition Risks
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
Intellectual Property Risks
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
General Risk Factors
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
The loss of key employees and difficulties in hiring and retaining employees could adversely affect our business. We depend on the contributions and abilities of our senior management and other key employees. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key employees, we could suffer a loss of managerial experience, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. Further, we are facing an increasingly competitive market for hiring and retaining skilled employees, which is exacerbated by the effects of the COVID-19 pandemic and increased acceptance of hiring remote working employees by our competitors and other companies. Difficulties in hiring and retaining skilled employees may restrict our ability to adequately support our business needs and/or result in increased personnel costs. There is no assurance that we will be able to attract and retain the personnel necessary to maintain the Company’s strategic direction.
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2021. On an annual basis, and whenever circumstances require, we review our goodwill and intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of our goodwill or intangible assets could have a material negative effect on our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Oklahoma City, Oklahoma; Springfield, Missouri and San Diego, California. Our owned facilities represent approximately 906,000 square feet of office space in eight states. We have 38 leased office facilities in 24 states, which total approximately 730,000 square feet. All of our owned and leased office facilities are for normal business purposes.
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
On July 20, 2021, there were approximately 232,300 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1- April 30, 2021	—	$—	—	497,713
May 1- May 31, 2021	300,000	$157.17	300,000	5,197,713
June 1- June 30, 2021	—	$—	—	5,197,713
Total	300,000	$157.17	300,000	5,197,713
(1)300,000 shares were purchased through a publicly announced repurchase plan. There were no shares surrendered to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards.
(2) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021 were for 35.0 million shares, which includes an authorization on that date of an additional 5.0 million shares. These authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2021, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index and an index of peer companies selected by the Company. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
6/16
6/17
6/18
6/19
6/20
6/21
JKHY
Peer Group
S&P 500

The following information depicts a line graph with the following values:

	2016	2017	2018	2019	2020	2021
JKHY	100.00	120.54	153.10	159.01	220.83	198.45
Peer Group	100.00	117.44	159.43	196.84	213.37	270.60
S&P 500	100.00	117.90	134.84	148.89	160.06	225.36
This comparison assumes $100 was invested on June 30, 2016 and assumes reinvestments of dividends. Total returns are calculated according to market capitalization of peer group members at the beginning of each period. Peer companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses.
Companies in the 2021 fiscal peer group are ACI Worldwide Inc.; Black Knight, Inc.; Bottomline Technologies (de) Inc.; Broadridge Financial Solutions Inc.; Euronet Worldwide Inc.; ExlService Holdings Inc.; Fair Isaac Corp.; Fidelity National Information Services Inc.; Fiserv Inc.; Fleetcor Technologies Inc.; Global Payments Inc.; Square Inc.; SS&C Technologies Holdings Inc.; Tyler Technologies Inc.; Verint Systems Inc.; and WEX Inc. Cardtronics, plc and CoreLogic, Inc. were originally part of the fiscal 2021 peer group, but both were acquired in fiscal 2021. As a result, both companies were removed from the 2021 peer group and stock performance graph.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2021 to fiscal 2020. Discussions of fiscal 2019 items and comparisons between fiscal 2019 and fiscal 2020 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

OVERVIEW
Jack Henry & Associates, Inc. is headquartered in Monett, Missouri, employs approximately 6,800 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve nearly 8,400 customers and are marketed and supported through three primary brands. Jack Henry Banking® is a leading provider of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion. Symitar® is a leading provider of core data processing solutions for credit unions of all sizes. ProfitStars® provides highly specialized core agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are available for on-premise installation and delivery in our private cloud.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities across our three primary marketed brands. We provide compatible computer hardware for our on-premise installations and secure processing environments for our outsourced solutions in our private cloud. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
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
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" fees (formerly known as "outsourcing and cloud" fees - see Note 2 to the consolidated financial statements) that predominantly have contract terms of seven years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "on-premise support" revenue (formerly known as "in-house support" revenue - see Note 2 to the consolidated financial statements), composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of sales.
COVID-19 Impact and Response
Since its outbreak in early 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March

2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site and we suspended all non-essential business travel. This company-wide recommendation extended until July 1, 2021, at which point we began transition to a return to our facilities and normalization of travel activities. Individual decisions on returning to the office were manager-coordinated and based on conversations with specific teams and departments. A large number of our employees requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. We have not required employees who return to our facilities to receive vaccinations, but we have provided information on vaccine providers, as well as hosted on-site COVID-19 vaccination clinics at several of our facilities for our employees and their families. On August 3, 2021, we reimplemented our company-wide recommendation for remote work and are encouraging a cautious approach to business travel based on the spread of the Delta variant and increased infection rates. For those employees who are at our facilities, we have introduced enhanced sanitation procedures and we require face masks for both vaccinated and unvaccinated employees. As of August 13, 2021, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity.
Customers
We work closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been curtailed, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely without materially impacting our business.
Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2021, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the speed and effectiveness of vaccine and treatment developments; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
A detailed discussion of the major components of the results of operations follows.
RESULTS OF OPERATIONS
FISCAL 2021 COMPARED TO FISCAL 2020
In fiscal 2021, total revenue increased 4% or $61,158, compared to fiscal 2020. Reducing total revenue for the effects of deconversion fees of $20,635 for the current fiscal year and $53,914 for the prior fiscal year, and for revenue from acquisitions and divestitures in fiscal 2021 of $9 and in fiscal 2020 of $3,574, results in a 6% increase, or $98,002. This increase was primarily driven by growth in card processing, data processing and hosting fee, Jack Henry digital and remittance fee, and software usage fee revenues, partially offset by lower hardware revenues and decreased pass-through billable travel and user group expenses year over year due to COVID-19 travel limitations (see "COVID-19 Impact and Response" above).
Operating expenses increased 3% in fiscal 2021 compared to fiscal 2020, primarily due to higher costs related to our card payment processing platform associated with corresponding increases in revenue, higher personnel costs, and increased operating licenses and fees, partially offset by more capitalized costs related to research and development, travel expense savings as a result of COVID-19 travel limitations (see "COVID-19 Impact and Response" above), the gain on sale of assets this fiscal year compared to the loss last fiscal year, and lower hardware costs associated with a corresponding decrease in revenues.

We move into fiscal 2022 following strong performance in fiscal 2021. Significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2021 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2021	2020
Services and support	$1,048,206	$1,051,451	—%
Percentage of total revenue	60%	62%
Services and support includes: "private and public cloud" fees that predominantly have contract terms of seven years or greater at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "on-premise support" revenue, which is composed primarily of maintenance fees with annual contract terms.
In the fiscal year ended June 30, 2021, services and support revenue remained consistent compared to the prior fiscal year. Reducing total services and support revenue by the effects of deconversion fees for each year, which totaled $20,635 in fiscal 2021 and $53,914 in fiscal 2020, and for revenue from acquisitions and divestitures in fiscal 2020 of $3,572, revenue grew 3%. This increase was primarily driven by higher private and public cloud revenue resulting from organic growth in data processing and hosting fee revenue reflecting a continuing shift of customers to our term license model. Growth in software usage revenue also contributed to the increase. Decreased pass-through expenses due to COVID-19 travel limitations (see "COVID-19 Impact and Response" above) and lower hardware revenues partially offset revenue increases.

Processing Revenue	Year Ended June 30,		% Change
	2021	2020
Processing	$710,019	$645,616	10%
Percentage of total revenue	40%	38%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and automated clearinghouse ("ACH") transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
Processing revenue increased 10% for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020, with strong organic growth in the card, transaction and digital, and remittance revenue components primarily due to expanding volumes.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2021	2020
Cost of revenue	$1,063,399	$1,008,464	5%
Percentage of total revenue	60%	59%
Cost of revenue for fiscal 2021 increased 5% compared to fiscal 2020. Reducing total cost of revenue for the effects of deconversion fees from each year, which totaled $1,425 in fiscal 2021 and $4,055 in fiscal 2020, and for the effects of acquisitions, divestitures, and gain/loss of $123 in the current fiscal year and $2,151 in the prior fiscal year, cost of revenue increased 6%. This increase was driven by higher direct costs associated with our card processing platform in correlation with related revenue increases; higher personnel costs and operating licenses and fees, partially offset by savings realized from travel limitations due to COVID-19 (see "COVID-19 Impact and

Response" above) and lower hardware costs corresponding with decreased hardware revenue. Cost of revenue increased 1% as a percentage of total revenue for fiscal 2021 compared to fiscal 2020.

Research and Development	Year Ended June 30,		% Change
	2021	2020
Research and development	$109,047	$109,988	(1)%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer driven.
Research and development expenses for fiscal 2021 decreased 1% compared to fiscal 2020. The decrease was primarily due to higher capitalized research and development costs partially offset by an increase in personnel costs. The consistency of this expense category for the fiscal years presented reflected our continuing commitment to the development of strategic products. Research and development expense remained consistent as a percentage of total revenue for fiscal 2021 and fiscal 2020.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2021	2020
Selling, general, and administrative	$187,060	$197,988	(6)%
Percentage of total revenue	11%	12%
Selling, general, and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs.
Selling, general, and administrative expenses for fiscal 2021 decreased 6% compared to fiscal 2020. Reducing total selling, general, and administrative expense for the effects of deconversion fees from each year, which totaled $489 in fiscal 2021 and $973 in fiscal 2020, and for the effects of acquisitions, divestitures, and gain/loss of $(1,950) for the current fiscal year and of $4,893 for the prior fiscal year, selling, general, and administrative expense decreased 2% compared to fiscal 2020. This decrease was primarily due to travel expense and other savings as a result of COVID-19 travel limitations partially offset by increased personnel costs. COVID-19 related savings included our national sales meeting, Jack Henry Annual Conference, and Symitar Education Conference being held virtually during the current fiscal year (see "COVID-19 Impact and Response" above). Selling, general, and administrative expense decreased 1% as a percentage of total revenue for fiscal 2021 compared to fiscal 2020.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2021	2020
Interest income	$150	$1,137	(87)%
Interest expense	$(1,144)	$(688)	66%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased in fiscal 2021 mainly due to the timing and amounts of borrowed balances.

PROVISION/ (BENEFIT) FOR INCOME TAXES	Year Ended June 30,		% Change
	2021	2020
Provision/ (Benefit) for income taxes	$86,256	$84,408	2%
Effective rate	21.7%	22.1%
The decrease in the Company's effective tax rate in fiscal 2021 compared to fiscal 2020 was primarily due to a greater benefit in the current fiscal year related to stock-based compensation.

NET INCOME	Year Ended June 30,		% Change
	2021	2020
Net income	$311,469	$296,668	5%
Diluted earnings per share	$4.12	$3.86	7%
Net income grew 5% to $311,469, or $4.12 per diluted share, in fiscal 2021 from $296,668, or $3.86 per diluted share, in fiscal 2020. The diluted earnings per share increase year over year was 7%. Growth in net income and earnings per share was primarily due to the organic growth in our lines of revenue in fiscal 2021 compared to fiscal 2020 and expense savings from COVID-19 related impacts in the current fiscal year (see "COVID-19 Impact and Response" above).

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
During the second quarter of fiscal 2021, Jack Henry's call center was consolidated into the Complementary segment. As a result of this consolidation, immaterial adjustments were made during fiscal 2021 to reclassify related revenue and costs recognized during the fiscal years ended June 30, 2020 and 2019 from the Core to the Complementary segment. The total related revenue reclassified was $20,797 for fiscal 2020 and $13,515 for fiscal 2019. The total related cost of revenue reclassified was $12,386 for fiscal 2020 and $8,513 for fiscal 2019.

Core
	2021	% Change	2020
Revenue	$564,096	—%	$561,369
Cost of Revenue	$247,285	3%	$240,492
In fiscal 2021, revenue in the Core segment remained consistent compared to fiscal 2020. Reducing total Core revenue by the effects of deconversion fees from both years, which totaled $7,458 in fiscal 2021 and $25,536 in fiscal 2020, and for revenue from acquisitions and divestitures in fiscal 2020 of $3,574, Core segment revenue increased 5%. This increase was primarily driven by organic increases in our private and public cloud revenue. Cost of revenue in the Core segment increased 3% for fiscal 2021 compared to fiscal 2020 primarily due to increased costs associated with the organic growth in cloud revenue. Cost of revenue increased 1% as a percentage of revenue for fiscal 2021 compared to fiscal 2020.

Payments
	2021	% Change	2020
Revenue	$642,308	7%	$597,693
Cost of Revenue	$353,581	11%	$319,739
In fiscal 2021, revenue in the Payments segment increased 7% compared to fiscal 2020. Reducing total Payments revenue by the effects of deconversion fees from both years, which totaled $6,285 in fiscal 2021 and $15,411 in fiscal 2020, Payments segment revenue increased 9%. This increase was primarily driven by organic growth within card processing and remittance fee revenues. Cost of revenue in the Payments segment increased 11% for fiscal 2021 compared to fiscal 2020 primarily due to increased costs associated with our card processing platform and other costs related to the organic growth in card processing and remittance fees. Cost of revenue increased 1.5% as a percentage of revenue for fiscal 2021 compared to fiscal 2020.

Complementary
	2021	% Change	2020
Revenue	$505,928	4%	$484,146
Cost of Revenue	$212,627	4%	$203,963
Revenue in the Complementary segment increased 4% for fiscal 2021 compared to fiscal 2020. Reducing total Complementary revenue by the effects of deconversion fees from both years, which totaled $6,778 in fiscal 2021 and $12,536 in fiscal 2020, and for revenue from acquisitions and divestitures of $9 from fiscal 2021, Complementary segment revenue increased 6%. This increase was driven by organic increases in our private and public cloud revenue, Jack Henry digital, and on-premise support revenues. Cost of revenue in the Complementary segment increased 4% for fiscal 2021 compared to fiscal 2020, primarily due to increased personnel costs and amortization expense mainly related to capitalized software. Cost of revenue remained consistent as a percentage of revenue for fiscal 2021 compared to fiscal 2020.

Corporate and Other
	2021	% Change	2020
Revenue	$45,893	(15)%	$53,859
Cost of Revenue	$249,906	2%	$244,270
Revenue in the Corporate and Other segment decreased 15% for fiscal 2021 compared to fiscal 2020. The decrease was mainly due to decreased hardware revenue and lower pass-through user group revenue due to COVID-19 limitations (see "COVID-19 Impact and Response" above).
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments and increased 2% for fiscal 2021 compared to fiscal 2020. The increased cost of revenue was primarily related to increased licenses and fees and personnel costs, partially offset by lower hardware costs associated with the decrease in hardware revenue.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $50,992 at June 30, 2021 from $213,345 at June 30, 2020. Cash was lower at the end of fiscal 2021 compared to the end of fiscal 2020 primarily due to the increase in net cash used in financing activities, including an increase in the purchase of treasury stock of approximately $360,000 and the decrease in cash provided by operating activities, including lower deconversion fees collected of approximately $22,000 or about 61% year over year. Decreases in cash were partially offset by an increase in credit facility borrowings and a decrease in cash used in investing activities, including a 57% decrease in capital expenditures and a decrease in cash used for acquisitions year over year.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2021	2020
Net income	$311,469	$296,668
Non-cash expenses	211,266	218,004
Change in receivables	(6,112)	10,540
Change in deferred revenue	6,541	(4,871)
Change in other assets and liabilities	(61,035)	(9,809)
Net cash provided by operating activities	$462,129	$510,532
Cash provided by operating activities for fiscal 2021 decreased 9% compared to fiscal 2020. Cash from operations is primarily used to repay debt, pay dividends and repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2021 totaled $162,250 and included: $128,343 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $22,988, mainly for the purchase of computer equipment; $2,300 for asset acquisitions; $6,506 for the purchase and development of internal use software; and $13,300 for purchase of investments. This was partially offset by $6,187 of proceeds from asset sales and $5,000 of proceeds from investment maturities.
Cash used in investing activities for fiscal 2020 totaled $197,906 and included: $117,262 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $53,538, mainly for the purchase of computer equipment; $30,376, net of cash acquired, for the purchases of Geezeo; $6,710 for the purchase and development of internal use software; and $1,150 for the purchase of investments. These expenditures were partially offset by $11,130 of proceeds from the sale of assets.
Financing activities used cash of $462,232 for fiscal 2021 and included $431,529 for the purchase of treasury shares and $133,800 for dividends paid to stockholders. These expenditures were partially offset by $3,211 of net cash inflow related to stock-based compensation and borrowings and repayments on our revolving credit facility which netted to a borrowing of $100,000.
Financing activities used cash in fiscal 2020 of $192,909 and included $127,421 for dividends paid to stockholders and $71,549 for the purchase of treasury shares. These expenditures were partially offset by $6,094 of net cash inflow related to stock-based compensation. Borrowings and repayments on our revolving credit facility netted to zero at June 30, 2020.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $22,988 and $53,538 for fiscal years ended June 30, 2021 and June 30, 2020, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2021, the Company had no significant outstanding purchase commitments related to property and equipment. The COVID-19 pandemic has created significant uncertainty as to general global economic and market conditions for the beginning of our fiscal 2022 and beyond. We believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.
At June 30, 2021, the Company had contractual obligations of $1,179,284, including operating lease obligations and $1,112,731 related to off-balance sheet purchase obligations. Included in off-balance sheet purchase obligations were open purchase orders of $84,736 and a strategic services agreement entered into by JKHY in fiscal 2017 with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as to expand our card processing platform to financial institutions outside our core customer base. This agreement and subsequent amendments include a total purchase commitment at June 30, 2021 of $1,027,995 over the remaining term of the contract, which currently extends until January 2036, subject to certain renewal terms. Contractual obligations exclude $9,942 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021 was $1,613,202. During fiscal 2021, the Company repurchased 2,800 treasury shares for $431,529. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was a $100,000 outstanding balance under the credit facility at June 30, 2021 and no outstanding balance under this credit facility at June 30, 2020.

The Company also terminated its prior unsecured credit agreement on February 10, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and modified in March 2021 to extend the expiration to April 30, 2023. There was no balance outstanding at June 30, 2021 or June 30, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In January 2017, the FASB issued Accounting Standard Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU No. 2017-04 on July 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
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
The Company adopted CECL effective July 1, 2020 using the required modified retrospective approach, which resulted in a cumulative-effect decrease to beginning retained earnings of $493. Financial assets and liabilities held by the Company subject to the “expected credit loss” model prescribed by CECL include trade and other receivables as well as contract assets (see Note 1 to the consolidated financial statements).
Not Adopted at Fiscal Year End
In December of 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU is effective for the Company on July 1, 2021. The Company adopted ASU 2019-12 effective July 1, 2021 and the adoption did not have a material impact on its consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
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
We enter into contracts with customers that may include multiple types of goods and services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. Significant judgment is used in the identification and accounting for all performance obligations. We recognize revenue when or as we satisfy each performance obligation by transferring control of a solution or service to the customer.
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

We have $100 million outstanding debt with variable interest rates as of June 30, 2021 and a 1% increase in our borrowing rate would increase our annual interest expense by $1 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	35

Management's Annual Report on Internal Control over Financial Reporting	37

Financial Statements

Consolidated Statements of Income,
Years Ended June 30, 2021, 2020, and 2019	38

Consolidated Balance Sheets,
June 30, 2021 and 2020	39

Consolidated Statements of Changes in Stockholders' Equity,
Years Ended June 30, 2021, 2020, and 2019	40

Consolidated Statements of Cash Flows,
Years Ended June 30, 2021, 2020, and 2019	41

Notes to Consolidated Financial Statements	42

Financial Statement Schedules
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - estimating variable consideration and identification of and accounting for performance obligations
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $1.758 billion for the year ended June 30, 2021. The Company enters into contracts with its customers, which frequently contain multiple performance obligations and variable contract consideration. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. Management estimates variable consideration in its contract primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer. Significant judgment in revenue recognition for these customer contracts include, where relevant, (i) the estimation of variable consideration, principally, the varying volume of transactional activity over long-term contracts, and (ii) the identification of and accounting for all performance obligations.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the estimation of variable consideration and identification of and accounting for each performance obligation. The procedures also included, among others, evaluating and testing management’s process for determining the variable consideration and testing the reasonableness of management’s estimation of variable consideration. Testing the estimation of variable consideration included evaluating the terms and conditions of the long-term contracts and the related significant assumptions used in the estimate of the variable consideration, principally, the use of historical transaction volumes to estimate the varying volume of transactional activity. The procedures for testing the performance obligations and variable consideration included evaluation of the terms and conditions for a sample of contracts.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
August 25, 2021

We have served as the Company’s auditor since 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Jack Henry & Associates, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(e). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
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
As of June 30, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2021 was effective.
The Company’s internal control over financial reporting as of June 30, 2021 has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2021	2020	2019

REVENUE	$1,758,225	$1,697,067	$1,552,691

EXPENSES
Cost of Revenue	1,063,399	1,008,464	923,030
Research and Development	109,047	109,988	96,378
Selling, General, and Administrative	187,060	197,988	185,998
Total Expenses	1,359,506	1,316,440	1,205,406

OPERATING INCOME	398,719	380,627	347,285

INTEREST INCOME (EXPENSE)
Interest Income	150	1,137	876
Interest Expense	(1,144)	(688)	(926)
Total Interest Income (Expense)	(994)	449	(50)

INCOME BEFORE INCOME TAXES	397,725	381,076	347,235

PROVISION/ (BENEFIT) FOR INCOME TAXES	86,256	84,408	75,350

NET INCOME	$311,469	$296,668	$271,885

Basic earnings per share	$4.12	$3.86	$3.52
Basic weighted average shares outstanding	75,546	76,787	77,160

Diluted earnings per share	$4.12	$3.86	$3.52
Diluted weighted average shares outstanding	75,658	76,934	77,347

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2021	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,992	$213,345
Receivables, net	306,564	300,945
Income tax receivable	30,243	21,051
Prepaid expenses and other	109,723	95,525
Deferred costs	46,215	38,235
Total current assets	543,737	669,101
PROPERTY AND EQUIPMENT, net	252,481	273,432
OTHER ASSETS:
Non-current deferred costs	127,205	113,525
Computer software, net of amortization	368,094	340,466
Other non-current assets	249,210	220,591
Customer relationships, net of amortization	81,842	95,108
Other intangible assets, net of amortization	26,129	29,917
Goodwill	687,458	686,334
Total other assets	1,539,938	1,485,941
Total assets	$2,336,156	$2,428,474
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,485	$9,880
Accrued expenses	182,517	166,689
Notes payable and current maturities of long-term debt	110	115
Deferred revenues	319,748	318,161
Total current liabilities	520,860	494,845
LONG-TERM LIABILITIES:
Non-current deferred revenues	75,852	71,461
Deferred income tax liability	260,758	243,998
Debt, net of current maturities	100,083	208
Other long-term liabilities	59,311	68,274
Total long-term liabilities	496,004	383,941
Total liabilities	1,016,864	878,786
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,795,169 shares issued at June 30, 2021; 103,622,563 shares issued at June 30, 2020	1,038	1,036
Additional paid-in capital	518,960	495,005
Retained earnings	2,412,496	2,235,320
Less treasury stock at cost 29,792,903 shares at June 30, 2021; 26,992,903 shares at June 30, 2020	(1,613,202)	(1,181,673)
Total stockholders' equity	1,319,292	1,549,688
Total liabilities and equity	$2,336,156	$2,428,474
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2021	2020	2019

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,622,563	103,496,026	103,278,562
Shares issued for equity-based payment arrangements	92,747	52,336	141,071
Shares issued for Employee Stock Purchase Plan	79,859	74,201	76,393
Shares, end of year	103,795,169	103,622,563	103,496,026

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,036	$1,035	$1,033
Shares issued for equity-based payment arrangements	1	—	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,038	$1,036	$1,035

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$495,005	$472,029	$464,138
Shares issued for equity-based payment arrangements	(1)	—	235
Tax withholding related to share based compensation	(7,720)	(3,739)	(13,972)
Shares issued for Employee Stock Purchase Plan	10,930	9,832	9,039
Stock-based compensation expense	20,746	16,883	12,589
Balance, end of year	$518,960	$495,005	$472,029

RETAINED EARNINGS:
Balance, beginning of year	$2,235,320	$2,066,073	$1,912,933
Cumulative effect of ASU 2016-13 adoption	(493)	—	—
Net income	311,469	296,668	271,885
Dividends	(133,800)	(127,421)	(118,745)
Balance, end of year	$2,412,496	$2,235,320	$2,066,073

TREASURY STOCK:
Balance, beginning of year	$(1,181,673)	$(1,110,124)	$(1,055,260)
Purchase of treasury shares	(431,529)	(71,549)	(54,864)
Balance, end of year	$(1,613,202)	$(1,181,673)	$(1,110,124)

TOTAL STOCKHOLDERS' EQUITY	$1,319,292	$1,549,688	$1,429,013

Dividends declared per share	$1.78	$1.66	$1.54
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$311,469	$296,668	$271,885
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	52,515	52,206	47,378
Amortization	123,233	119,599	113,255
Change in deferred income taxes	16,760	24,581	7,604
Expense for stock-based compensation	20,746	16,883	12,589
(Gain)/loss on disposal of assets and businesses	(1,988)	4,735	161
Changes in operating assets and liabilities:
Change in receivables	(6,112)	10,540	(11,777)
Change in prepaid expenses, deferred costs and other	(57,059)	(25,759)	(62,165)
Change in accounts payable	(94)	(47)	(7,526)
Change in accrued expenses	7,045	19,720	31,889
Change in income taxes	(10,927)	(3,723)	4,179
Change in deferred revenues	6,541	(4,871)	23,656
Net cash from operating activities	462,129	510,532	431,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(2,300)	(30,376)	(19,981)
Capital expenditures	(22,988)	(53,538)	(53,598)
Proceeds from the sale of assets	6,187	11,130	127
Customer contracts acquired	—	—	(20)
Purchased software	(6,506)	(6,710)	(6,049)
Computer software developed	(128,343)	(117,262)	(111,114)
Proceeds from investments	5,000	—	—
Purchase of investments	(13,300)	(1,150)	—
Net cash from investing activities	(162,250)	(197,906)	(190,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	200,000	55,000	35,000
Repayments on credit facilities and financing leases	(100,114)	(55,033)	(35,000)
Purchase of treasury stock	(431,529)	(71,549)	(54,864)
Dividends paid	(133,800)	(127,421)	(118,745)
Proceeds from issuance of common stock upon exercise of stock options	1	—	237
Tax withholding payments related to share based compensation	(7,721)	(3,739)	(13,973)
Proceeds from sale of common stock	10,931	9,833	9,040
Net cash from financing activities	(462,232)	(192,909)	(178,305)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(162,353)	$119,717	$62,188
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$213,345	$93,628	$31,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,992	$213,345	$93,628

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
CONSOLIDATION
The consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
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
Risks and Uncertainties
The novel coronavirus ("COVID-19") pandemic adversely impacted global economic activity and contributed to significant volatility in financial markets during 2020 and in 2021 year to date.
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy and distribution of vaccines), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of and for its fiscal year ended June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
REVENUE RECOGNITION
The Company generates "Services and Support" revenue through software licensing and related services, private cloud core and complementary software solutions, professional services, and hardware sales. The Company generates "Processing" revenue through processing of remittance transactions, card transactions and monthly fees, and digital transactions.
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
COMPUTER SOFTWARE DEVELOPMENT
The Company capitalizes new product development costs incurred for software to be sold from the point at which technological feasibility has been established through the point at which the product is ready for general availability. Software development costs that are capitalized are evaluated on a product-by-product basis annually for impairment and are assigned an estimated economic life based on the type of product, market characteristics, and maturity of the market for that particular product. These costs are amortized based on current and estimated future revenue from the product or on a straight-line basis, whichever yields greater amortization expense. All of this amortization expense is included within components of operating income, primarily cost of revenue.
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
ACCOUNTS RECEIVABLE
Receivables are recorded at the time of billing. On July 1, 2020, the Company adopted FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, ("CECL") (see "Recent Accounting Pronouncements" below). As a result, the Company changed its accounting policy for allowance for credit losses. The accounting policy pursuant to CECL is disclosed below. The adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of July 1, 2020.
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the year ended June 30, 2021:

Year Ended June 30, 2021
Allowance for credit losses - beginning balance	$6,719
Cumulative effect of accounting standards update adoption	493
Current provision for expected credit losses	2,130
Write-offs charged against allowance	(2,070)
Recoveries of amounts previously written off	(3)
Other	(3)
Allowance for credit losses - ending balance	$7,266
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
The Company reviews its long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances have indicated that it is more likely than not that the carrying amount of its assets might not be recoverable. The Company evaluates goodwill for impairment of value on an annual basis as of January 1 and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset might be impaired.
PURCHASE OF INVESTMENT
The Company has invested $13,250 in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks"), which represents a non-controlling share of the voting equity of Autobooks. This investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable due to limited investors which reduces available comparative information. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Equity transactions are monitored quarterly to assess whether or not there are indicators of fair value.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2021, 2020, and 2019 equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares of its common stock. The total cost of treasury shares at June 30, 2021 was $1,613,202. During fiscal 2021, the Company repurchased 2,800 shares of its common stock for $431,529 to be held in treasury. At June 30, 2020, there were 26,993 shares in treasury stock and the Company had authority to repurchase up to 2,998 additional shares of its common stock.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense are recognized on the full amount of unrecognized benefits for uncertain tax positions. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In January 2017, the FASB issued Accounting Standard Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU No. 2017-04 on July 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued CECL, which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. For most instruments, entities must apply the standard using a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year of adoption.
The Company adopted CECL effective July 1, 2020 using the required modified retrospective approach, which resulted in a cumulative-effect decrease to beginning retained earnings of $493. Financial assets and liabilities held by the Company subject to the “expected credit loss” model prescribed by CECL include trade and other receivables as well as contract assets (see Note 1).
Not Adopted at Fiscal Year End
In December of 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU was effective for the Company on July 1, 2021. The Company adopted ASU 2019-12 effective July 1, 2021 and the adoption did not have a material impact on its consolidated financial statements.

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
Private and Public Cloud (formerly Outsourcing and Cloud)
Private and public cloud revenue is generated from data and item processing services and hosting fees. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services), and pricing may include tiered pricing structures. Amounts of revenue allocated to these services are recognized as those services are performed. Data and item processing services are typically billed monthly. The Company evaluates tiered pricing to determine if a material right exists. If, after that evaluation, it determines a material right does exist, it assigns value to the material right based upon standalone selling price.
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
On-Premise Support (formerly In-House Support)
On-premise support revenue is generated from software maintenance for ongoing client support and software usage, which includes a license and ongoing client support. The Company’s arrangements for these services typically require the Company to “stand-ready” to provide specific services on a when and if needed basis. The fees for these services may be fixed or variable (based upon performing an unspecified quantity of services). Software maintenance fees are typically billed to the customer annually in advance and recognized ratably over the maintenance term. Software usage is typically billed annually in advance, with the license delivered and recognized at the outset, and the maintenance fee recognized ratably over the maintenance term. Accordingly, the Company utilizes the practical expedient which allows entities to disregard the effects of a financing component when the contract period is one year or less.
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

	Year Ended June 30,
	2021	2020	2019
Private and Public Cloud	$504,548	$464,066	$405,359
Product Delivery and Services	208,856	259,110	231,982
On-Premise Support	334,802	328,275	321,148
Services and Support	1,048,206	1,051,451	958,489

Processing	710,019	645,616	594,202

Total Revenue	$1,758,225	$1,697,067	$1,552,691
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2021	June 30, 2020
Receivables, net	$306,564	$300,945
Contract Assets- Current	22,884	21,609
Contract Assets- Non-current	52,920	54,293
Contract Liabilities (Deferred Revenue)- Current	319,748	318,161
Contract Liabilities (Deferred Revenue)- Non-current	75,852	71,461
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
For the fiscal years ended June 30, 2021, 2020, and 2019, the Company recognized revenue of $252,017, $259,887, and $265,946, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2021, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $4,635,611. The Company expects to recognize approximately 28% over the next 12 months, 20% in 13-24 months, and the balance thereafter.

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
Capitalized costs totaled $314,807 and $271,010, at June 30, 2021 and 2020, respectively.
During the fiscal years ended June 30, 2021, 2020, and 2019, amortization of deferred contract costs totaled $122,143, $117,763, and $110,894, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Level 1: inputs to the valuation are quoted prices in an active market for identical assets.
Level 2: inputs to the valuation include quoted prices for similar assets in active markets that are observable either directly or indirectly.
Level 3: valuation is based on significant inputs that are unobservable in the market and the Company's own estimates of assumptions that we believe market participants would use in pricing the asset.
Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000
June 30, 2020
Financial Assets:
Certificates of Deposit	$—	$—	$—	$—
Financial Liabilities:
Revolving credit facility	$—	$—	$—	$—

NOTE 4.    LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for the fiscal year ended June 30, 2021 and 2020 reflect the application of ASC 842 while the reported results for the year ended June 30, 2019 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for that fiscal year.
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
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 1 to 12 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At June 30, 2021 and 2020, the Company had operating lease assets of $55,977 and $63,948 and financing lease assets of $188 and $318, respectively. At June 30, 2021, total operating lease liabilities of $60,828 were comprised of current operating lease liabilities of $11,460 and noncurrent operating lease liabilities of $49,368, and total financing lease liabilities of $193 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $83. At June 30, 2020, total operating lease liabilities of $68,309 were comprised of current operating lease liabilities of $11,712 and noncurrent operating lease liabilities of $56,597, and total financing lease liabilities of $323 were comprised of current financing lease liabilities of $115 and noncurrent financing lease liabilities of $208.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $23,813 and $13,719 as of June 30, 2021 and 2020. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $153 and $38 as of June 30, 2021 and 2020.
Operating lease costs for the fiscal year ended June 30, 2021 and 2020 were $14,676 and $16,029, respectively. Financing lease costs for the fiscal year ended June 30, 2021 and 2020 were $121 and $41, respectively. Total operating and financing lease costs for the fiscal year ended June 30, 2021 and 2020 included variable lease costs of approximately $3,831 and $4,017, respectively. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of income.
For the fiscal year ended June 30, 2021 and 2020, operating cash flows for payments on operating leases were $13,672 and $14,348 and ROU assets obtained in exchange for operating lease liabilities were $4,691 and $4,212, respectively. Financing cash flows for payments on financing leases for the fiscal year ended June 30, 2021 and 2020 were $117 and $33, respectively.

As of June 30, 2021 and 2020, the weighted-average remaining lease terms for the Company's operating leases were 81 months and 88 months and the weighted-average discount rates were 2.67% and 2.76%, respectively. As of June 30, 2021 and 2020, the weighted-average remaining lease terms for the Company's financing leases were 21 months and 33 months and the weighted-average discount rates were 2.39% and 2.42%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2021*:

Due dates	Future Minimum Rental Payments

2022	12,942
2023	11,862
2024	9,686
2025	6,899
2026	5,979
Thereafter	19,185
Total lease payments	$66,553
Less: interest	(5,725)
Present value of lease liabilities	$60,828
*Financing leases were immaterial to the fiscal year, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2021, there were $501 in legally binding lease payments for a lease signed but not yet commenced. The commencement date of the lease is July 1, 2021 and has a term of 68 months.
Rent expense for all operating leases was $15,196 during the year ended June 30, 2019.

NOTE 5.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2021	2020	Estimated Useful Life
Land	$22,885	$22,885
Land improvements	23,783	23,765	5 - 20 years
Buildings	149,041	146,193	20 - 30 years
Leasehold improvements	55,407	56,106	5 - 30 years	(1)
Equipment and furniture	391,507	388,413	3 - 10 years
Aircraft and equipment	41,047	39,824	4 - 10 years
Construction in progress	3,639	279
Finance lease right of use asset (2)	341	355
	687,650	677,820
Less accumulated depreciation	435,169	404,388
Property and equipment, net	$252,481	$273,432
(1) Lesser of lease term or estimated useful life
(2) See Note 4 for details
The increases in property and equipment in accrued liabilities were $8,699 and $44 for the fiscal years ended June 30, 2021 and 2020, respectively. The changes in property and equipment acquired through capital leases were a decrease of $14 and an increase of $355 for the fiscal years ended June 30, 2021 and 2020, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.

No impairments of property and equipment were recorded in fiscal 2021, 2020, or 2019.

In fiscal 2020, we recorded a gain on disposal of assets of $4,352 included in selling, general, and administrative on the Company's consolidated statement of income and as (gain)/loss on disposal of assets and businesses on the Company's consolidated statement of cash flows. The gain on disposal of assets was related to the sale of the Company's Houston, TX facility.

NOTE 6.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2021 and 2020, by reportable segments, is as follows:

	June 30,
Core	2021	2020
Beginning balance	$199,956	$199,956
Goodwill, acquired during the year	—	—
Goodwill, transferred during the year[1]	(4,017)	—
Goodwill, adjustments related to dispositions	(361)	—
Ending balance	$195,578	$199,956

Payments
Beginning balance	$325,326	$325,326
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$325,326	$325,326

Complementary
Beginning balance	$161,052	$141,662
Goodwill, acquired during the year	1,485	19,390
Goodwill, transferred during the year[1]	4,017	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$166,554	$161,052
1Related to the transfer of our Call Center line of business from Core to Complementary, $4,017 of goodwill was transferred between the two based upon the estimated fair value of that line of business.
Goodwill acquired during fiscal 2021 and 2020 totaled $1,485 and $19,390, respectively. Goodwill consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of the entities or assets acquired, together with their assembled workforces. No goodwill has been assigned to the Company's Corporate and Other reportable segment (see Note 13).

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,401	$(234,559)	$81,842
Computer software	$978,099	$(610,005)	$368,094
Other intangible assets:	$102,615	$(76,486)	$26,129

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,034	$(220,926)	$95,108
Computer software	$860,540	$(520,074)	$340,466
Other intangible assets:	$101,772	$(71,855)	$29,917
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $146,090 and costs of internal-use software of $222,004 at June 30, 2021. At June 30, 2020, costs of software to be sold, leased, or marketed totaled $142,493, and costs of internal-use software totaled $197,973.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $99,305, $92,460, and $82,605 for the fiscal years ended June 30, 2021, 2020, and 2019, respectively. During fiscal 2020, computer software projects totaling $8,710, primarily related to Enterprise Risk Mitigation Solution and Payments Hub, were written off and are included in selling, general, and administrative on the Company's consolidated statement of income and as (gain)/loss on disposal of assets and businesses on the Company's consolidated statement of cash flows. There were no material impairments in fiscal years ended June 30, 2021 and 2019.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $123,233, $119,599, and $113,255 for the fiscal years ended June 30, 2021, 2020, and 2019, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2021, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2022	$86,113	$12,339	$8,202	$106,654
2023	71,578	9,745	5,171	86,494
2024	55,831	8,363	2,488	66,682
2025	38,341	7,910	1,390	47,641
2026	16,443	7,544	1,367	25,354

NOTE 7.    DEBT
The Company had $110 outstanding short-term debt and $100,083 outstanding long-term debt at June 30, 2021, related to financing leases and the revolving credit facility. The Company had $115 outstanding short-term debt and $208 outstanding long-term debt at June 30, 2020.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $100,000 outstanding balance under this credit facility at June 30, 2021 and no outstanding balance under this credit facility at June 30, 2020.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and modified in March 2021 to extend the expiration to April 30, 2023. There was no balance outstanding at June 30, 2021 or 2020.
Interest
The Company paid interest of $852, $475, and $691 during the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

NOTE 8.    INCOME TAXES
The provision/(benefit) for income taxes consists of the following:

	Year Ended June 30,
	2021	2020	2019
Current:
Federal	$55,598	$46,137	$54,800
State	13,897	13,690	12,946
Deferred:
Federal	14,401	21,130	4,177
State	2,360	3,451	3,427
	$86,256	$84,408	$75,350
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2021	2020
Deferred tax assets:
Contract and service revenues	$13,428	$14,469
Expense reserves and accruals (bad debts, compensation, and payroll tax)	17,566	14,096
Leasing liabilities	15,182	17,122
Net operating loss and tax credit carryforwards	3,242	3,786
Other, net	2,634	2,327
Total gross deferred tax assets	52,052	51,800
Valuation allowance	(270)	(473)
Net deferred tax assets	51,782	51,327

Deferred tax liabilities:
Accelerated tax depreciation	(37,066)	(39,619)
Accelerated tax amortization	(175,804)	(166,343)
Contract and service costs	(85,696)	(73,331)
Leasing right-of-use assets	(13,974)	(16,032)
Total gross deferred liabilities	(312,540)	(295,325)

Net deferred tax liability	$(260,758)	$(243,998)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2021	2020	2019
Computed "expected" tax expense	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.2%	3.6%	3.7%
Research and development credit	(2.4)%	(2.4)%	(2.5)%
Tax effects of share-based payments	(0.4)%	(0.1)%	(1.4)%
Other (net)	0.3%	—%	0.9%
	21.7%	22.1%	21.7%
As of June 30, 2021, the Company has $4,093 of gross federal net operating loss (“NOL”) and $192 tax credit carryforwards pertaining to the acquisition of Goldleaf Financial Solutions, Inc. and Geezeo, which are expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2021, the Company has state NOL and tax credit carryforwards with a tax-effected value of $523 and $1,667, respectively. The federal and state loss and credit carryover have varying expiration dates, ranging from fiscal 2022 to 2041. Based on state tax rules which restrict utilization of these losses and tax credits, the Company believes it is more likely than not that $270 of these losses and tax credits will expire unutilized. Accordingly, valuation allowances of $270 and $473 have been recorded against the state net operating losses and tax credit carryforwards as of June 30, 2021 and 2020, respectively.
The Company paid income taxes, net of refunds, of $80,220, $63,692, and $62,005 in fiscal 2021, 2020, and 2019, respectively.
At June 30, 2021, the Company had $8,762 of gross unrecognized tax benefits, $8,119 of which, if recognized, would affect its effective tax rate. At June 30, 2020, the Company had $10,112 of unrecognized tax benefits, $9,434 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $1,180 and $1,565 related to uncertain tax positions at June 30, 2021 and 2020, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $(310), $38, and $128 in the fiscal years ended June 30, 2021, 2020, and 2019, respectively.
A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2021, 2020, and 2019 follows:

Unrecognized Tax Benefits
Balance at July 1, 2018	$10,227
Additions for current year tax positions	1,135
Reductions for current year tax positions	(40)
Additions for prior year tax positions	562
Reductions for prior year tax positions	(531)
Additions related to business combinations	43
Settlements	(25)
Reductions related to expirations of statute of limitations	(876)
Balance at June 30, 2019	10,495
Additions for current year tax positions	1,451
Additions for prior year tax positions	867
Additions related to business combinations	192
Reductions related to expirations of statute of limitations	(2,893)
Balance at June 30, 2020	10,112
Additions for current year tax positions	1,598
Additions for prior year tax positions	490
Reductions for prior year tax positions	(30)
Reductions related to expirations of statute of limitations	(3,408)
Balance at June 30, 2021	$8,762
The U.S. federal and state income tax returns for fiscal 2018 and all subsequent years remain subject to examination as of June 30, 2021 under statute of limitations rules. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,500 - $4,500 within twelve months of June 30, 2021.

NOTE 9.    INDUSTRY AND SUPPLIER CONCENTRATIONS
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. All billings to customers are due 30 days from date of billing. Reserves are maintained for potential credit losses. Customer-related risks are moderated through the inclusion of credit mitigation clauses in the Company's contracts and through the monitoring of timely payments.
In addition, some of the Company’s key solutions are dependent on technology manufactured by IBM Corporation and Microsoft. Termination of the Company’s relationship with either IBM or Microsoft could have a negative impact on the operations of the Company.

NOTE 10.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2021, 2020, and 2019 includes $20,746, $16,883, and $12,589 of equity-based compensation costs, respectively, of which $18,817, $15,148, and $10,828 relates to the restricted stock plans, respectively. Costs are recorded net of estimated forfeitures. The total income tax benefits from equity-based compensation for the fiscal years ended June 30, 2021, 2020, and 2019 were $3,258, $3,072, and $7,284, respectively. These income tax benefits included income tax net excess benefits from stock option exercises and restricted stock vestings of $719, $340, and $6,191 for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.
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
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2018	52	$62.65
Granted	—	—
Forfeited	—	—
Exercised	(20)	23.65
Outstanding July 1, 2019	32	87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	87.27
Outstanding July 1, 2020	22	87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding June 30, 2021	22	$87.27	$1,653
Vested and Expected to Vest June 30, 2021	22	$87.27	$1,653
Exercisable June 30, 2021	22	$87.27	$1,653
There were no options granted in fiscal 2021, 2020, and 2019.
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
At June 30, 2021, there was no compensation cost yet to be recognized related to outstanding options.
The total intrinsic value of options exercised was $809, and $2,289 for the fiscal years ended June 30, 2020, and 2019, respectively. There were no options exercised for the fiscal year ended June 30, 2021.

Restricted Stock Plan and 2015 Equity Incentive Plan
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. The plan expired on November 1, 2015. Up to 3,000 shares of common stock were available for issuance under the plan. The 2015 EIP was adopted by the Company on November 10, 2015 for its employees. Up to 3,000 shares of common stock are available for issuance under the 2015 EIP. Upon issuance, shares of restricted stock are subject to forfeiture and to restrictions which limit the sale or transfer of the shares during the restriction period. The restrictions are lifted over periods ranging from 3 years to 5 years from grant date.
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2018	23	$81.33
Granted	—	—
Vested	(17)	79.41
Forfeited	—	—
Outstanding July 1, 2019	6	87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding July 1, 2020 and June 30, 2021	—	—
The non-vested share awards granted prior to July 1, 2016 did not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The non-vested share awards granted after July 1, 2016 did participate in dividends during the restriction period and the weighted-average fair value of such participating awards was based on the fair market value on the grant date.
An amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010. Unit awards were made to employees remaining in continuous employment throughout the performance period and vary based on the Company’s percentile ranking in Total Shareholder Return (“TSR”) over the performance period compared to a peer group, or peer groups, of companies. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period. It is the intention of the Company to settle the unit awards in shares of the Company’s stock. Certain Restricted Stock Unit awards are not tied to performance goals, and for such awards, vesting generally occurs over a period of 1 to 3 years.

The following table summarizes non-vested unit awards as of June 30, 2021, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2018	351	$83.37
Granted[1]	80	169.53
Vested	(129)	82.06
Forfeited[2]	(4)	92.32
Outstanding July 1, 2019	298	107.00
Granted[1]	139	157.94
Vested	(69)	98.25
Forfeited[2]	(61)	85.33
Outstanding July 1, 2020	307	136.41
Granted[1]	113	170.69
Vested	(124)	111.08
Forfeited[2]	(2)	140.46
Outstanding June 30, 2021	294	$160.22	$48,173
1Granted includes restricted stock unit awards and performance unit awards at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
The 113 unit awards granted in fiscal 2021 had service requirements and performance measures, with 79 only having service requirements. Those with only service requirements were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. The remaining 34 unit awards granted in fiscal 2021 had performance measures along with service requirements, all of which were valued using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design to value the unit awards as of the grant date. Per the Company's award settlement provisions, approximately half of the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of TSR in comparison to the compensation peer group approved by the Compensation Committee of the Company's Board of Directors for fiscal 2021, and the other half of the awards utilizing a Monte Carlo pricing model were valued at grant on the basis of TSR in comparison to the Standard & Poor's 1500 Information Technology Index ("S&P 1500 IT Index") participants.
The weighted average assumptions used in the Monte Carlo pricing model to estimate fair value at the grant dates for awards with performance targets and service requirements are as follows:

	Year Ended June 30,
	2021	2020	2019
Compensation peer group:
Volatility	25.2%	16.8%	15.3%
Risk free interest rate	0.11%	1.34%	2.89%
Dividend yield	1.0%	1.1%	0.9%

S&P 1500 IT Index:
Volatility	25.2%	16.8%	—%
Risk free interest rate	0.11%	1.34%	—%
Dividend yield	1.0%	1.1%	—%
At June 30, 2021, there was $19,352 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average remaining contractual term of 1.22 years.

The fair value of restricted shares and units at vest date totaled $21,652, $11,248, and $34,645 for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

NOTE 11.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2021	2020	2019
Net Income	$311,469	$296,668	$271,885
Common share information:
Weighted average shares outstanding for basic earnings per share	75,546	76,787	77,160
Dilutive effect of stock options, restricted stock units, and restricted stock	112	147	187
Weighted average shares outstanding for diluted earnings per share	75,658	76,934	77,347
Basic earnings per share	$4.12	$3.86	$3.52
Diluted earnings per share	$4.12	$3.86	$3.52
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 11 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2021, 2 shares were excluded for fiscal 2020, and no shares were excluded for fiscal 2019.

NOTE 12.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2021, 2020 and 2019, employees purchased 80, 74, and 76 shares under this plan at average prices of $136.87, $132.51, and $118.32, respectively. As of June 30, 2021, approximately 1,150 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time employee contributions up to 5% of eligible compensation. Prior to January 1, 2019, the Company match was subject to a maximum of $5 per year. On January 1, 2019, the maximum limit was removed. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $26,783, $25,155, and $21,003 for fiscal 2021, 2020 and 2019, respectively.

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
Management completed a purchase price allocation and its assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of July 1, 2019 are set forth below:

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
The Company's consolidated statement of income for the fiscal year ended June 30, 2021 included revenue of $13,233 and after-tax net income of $4,805 resulting from Geezeo's operations. The Company's consolidated statement of income for the fiscal year ended June 30, 2020 included revenue of $8,969 and after-tax net income of $654 resulting from Geezeo's operations.
The accompanying consolidated statement of income for the fiscal year ended June 30, 2020 does not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.
BOLTS Technologies, Inc.
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
For the fiscal year ended June 30, 2021, the Company's consolidated statement of income included revenue of $1,223 and after-tax net loss of $382 resulting from BOLTS' operations. For the fiscal years ended June 30, 2020 and 2019, the Company's consolidated statement of income included revenue of $158 and $126, respectively, and after-tax net loss of $801 and $895, respectively, resulting from BOLTS' operations.

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
For the fiscal year ended June 30, 2021, the Company's consolidated statement of income included revenue of $1,877 and after-tax net income of $387 resulting from Agiletics' operations. For the fiscal years ended June 30, 2020 and 2019, the Company's consolidated statement of income included revenue of $1,566 and $926, respectively, and after-tax net income of $213 and after tax net loss of $192, respectively, resulting from Agiletics' operations.

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
During the second quarter of fiscal 2021, the Company's call center was consolidated into the Complementary segment. As a result of this consolidation, immaterial adjustments were made during fiscal 2021 to reclassify related revenue and costs recognized during the fiscal years ended June 30, 2020 and 2019 from the Core to the Complementary segment. The total related revenue reclassified was $20,797 for fiscal 2020 and $13,515 for fiscal 2019. The total related cost of revenue reclassified was $12,386 for fiscal 2020 and $8,513 for fiscal 2019.

	Year Ended
	June 30, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$529,193	$63,445	$410,930	$44,638	$1,048,206
Processing	34,903	578,863	94,998	1,255	710,019
Total Revenue	564,096	642,308	505,928	45,893	1,758,225

Cost of Revenue	247,285	353,581	212,627	249,906	1,063,399
Research and Development					109,047
Selling, General, and Administrative					187,060
Total Expenses					1,359,506

SEGMENT INCOME	$316,811	$288,727	$293,301	$(204,013)

OPERATING INCOME					398,719

INTEREST INCOME (EXPENSE)					(994)

INCOME BEFORE INCOME TAXES					$397,725

	Year Ended
	June 30, 2020
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$529,997	$66,920	$401,639	$52,895	$1,051,451
Processing	31,372	530,773	82,507	964	645,616
Total Revenue	561,369	597,693	484,146	53,859	1,697,067

Cost of Revenue	240,492	319,739	203,963	244,270	1,008,464
Research and Development					109,988
Selling, General, and Administrative					197,988
Total Expenses					1,316,440

SEGMENT INCOME	$320,877	$277,954	$280,183	$(190,411)

OPERATING INCOME					380,627

INTEREST INCOME (EXPENSE)					449

INCOME BEFORE INCOME TAXES					$381,076

	Year Ended
	June 30, 2019
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$494,094	$52,756	$360,544	$51,095	$958,489
Processing	28,422	496,574	68,573	633	594,202
Total Revenue	522,516	549,330	429,117	51,728	1,552,691

Cost of Revenue	235,476	273,261	184,251	230,042	923,030
Research and Development					96,378
Selling, General, and Administrative					185,998
Total Expenses					1,205,406

SEGMENT INCOME	$287,040	$276,069	$244,866	$(178,314)

OPERATING INCOME					347,285

INTEREST INCOME (EXPENSE)					(50)

INCOME BEFORE INCOME TAXES					$347,235

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 15: SUBSEQUENT EVENT
Dividend
On August 23, 2021, the Company's Board of Directors declared a cash dividend of $0.46 per share on its common stock, payable on September 29, 2021 to shareholders of record on September 9, 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation (required in Exchange Act Rules 13a-15(b) and 15d-15(b)), the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2021; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2021 fiscal year end in the definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance”, “Delinquent Section 16(a) Reports" (if applicable), and “Executive Officers” in the Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the captions ”Audit Committee Report” and “Ratification of the Selection of the Company's Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2021, 2020 and 2019
- Consolidated Balance Sheets as of June 30, 2021 and 2020
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Index to Exhibits

Exhibit No.    Description

3.1.8    Restated Certificate of Incorporation attached as Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2021.

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

10.67 Aircraft Time Sharing Agreement, dated as of November 10, 2020 between the Company and David Foss attached as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2021.

10.68* ** Form of Restricted Stock Unit Agreement.

10.69* ** Form of Performance Shares Agreement.

10.70* ** Form of Restricted Stock Unit Agreement.

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

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2021 and June 30, 2020, (ii) the Consolidated Statements of Income for the years ended June 30, 2021, 2020 and 2019, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2021.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	President, Chief Executive Officer, and Board Chair (Principal Executive Officer)	August 25, 2021

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 25, 2021

/s/ Matthew Flanigan Matthew Flanigan	Director	August 25, 2021

/s/ Tom H. Wilson, Jr Tom H. Wilson, Jr	Director	August 25, 2021

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 25, 2021

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 25, 2021

/s/ Laura G. Kelly Laura G. Kelly	Director	August 25, 2021

/s/ Shruti Miyashiro Shruti S. Miyashiro	Director	August 25, 2021

/s/ Wesley A. Brown Wesley A. Brown	Director	August 25, 2021

/s/ Curtis A. Campbell Curtis A. Campbell	Director	August 25, 2021