Form 10-Q
period 2021-09-30
HENRY JACK & ASSOCIATES INC
filed 2021-11-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of October 28, 2021, the Registrant had 74,041,032 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to "Jack Henry," “JKHY,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the year ended June 30, 2021, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2021	June 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,251	$50,992
Receivables, net	253,160	306,564
Income tax receivable	20,833	30,243
Prepaid expenses and other	111,288	109,723
Deferred costs	61,429	46,215
Total current assets	490,961	543,737
PROPERTY AND EQUIPMENT, net	241,157	252,481
OTHER ASSETS:
Non-current deferred costs	130,995	127,205
Computer software, net of amortization	377,776	368,094
Other non-current assets	248,918	249,210
Customer relationships, net of amortization	78,617	81,842
Other intangible assets, net of amortization	25,029	26,129
Goodwill	687,458	687,458
Total other assets	1,548,793	1,539,938
Total assets	$2,280,911	$2,336,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,015	$18,485
Accrued expenses	147,073	182,517
Notes payable and current maturities of long-term debt	110	110
Deferred revenues	268,840	319,748
Total current liabilities	430,038	520,860
LONG-TERM LIABILITIES:
Non-current deferred revenues	66,099	75,852
Deferred income tax liability	266,846	260,758
Debt, net of current maturities	65,056	100,083
Other long-term liabilities	57,207	59,311
Total long-term liabilities	455,208	496,004
Total liabilities	885,246	1,016,864
STOCKHOLDERS' EQUITY
Preferred stock -$1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,822,265 shares issued at September 30, 2021; 103,795,169 shares issued at June 30, 2021	1,038	1,038
Additional paid-in capital	527,255	518,960
Retained earnings	2,480,574	2,412,496
Less treasury stock at cost 29,792,903 shares at September 30, 2021; 29,792,903 shares at June 30, 2021	(1,613,202)	(1,613,202)
Total stockholders' equity	1,395,665	1,319,292
Total liabilities and equity	$2,280,911	$2,336,156
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2021	2020

REVENUE	$488,056	$451,800

EXPENSES
Cost of Revenue	276,636	262,929
Research and Development	26,754	26,057
Selling, General, and Administrative	51,071	45,226
Total Expenses	354,461	334,212

OPERATING INCOME	133,595	117,588

INTEREST INCOME (EXPENSE)
Interest Income	7	68
Interest Expense	(248)	(117)
Total Interest Income (Expense)	(241)	(49)

INCOME BEFORE INCOME TAXES	133,354	117,539

PROVISION FOR INCOME TAXES	31,240	26,323

NET INCOME	$102,114	$91,216

Basic earnings per share	$1.38	$1.19
Basic weighted average shares outstanding	74,016	76,507

Diluted earnings per share	$1.38	$1.19
Diluted weighted average shares outstanding	74,142	76,713

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	September 30,
	2021	2020
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	103,795,169	103,622,563
Shares issued for equity-based payment arrangements	5,432	55,002
Shares issued for Employee Stock Purchase Plan	21,664	19,397
Shares, end of period	103,822,265	103,696,962

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,038	$1,036
Shares issued for equity-based payment arrangements	—	1
Shares issued for Employee Stock Purchase Plan	—	—
Balance, end of period	$1,038	$1,037

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$518,960	$495,005
Shares issued for equity-based payment arrangements	—	(1)
Tax withholding related to share-based compensation	(953)	(5,505)
Shares issued for Employee Stock Purchase Plan	3,177	2,907
Stock-based compensation expense	6,071	4,625
Balance, end of period	$527,255	$497,031

RETAINED EARNINGS:
Balance, beginning of period	$2,412,496	$2,235,320
Cumulative effect of Accounting Standards Update adoption (Note 1)	—	(493)
Net income	102,114	91,216
Dividends	(34,036)	(32,815)
Balance, end of period	$2,480,574	$2,293,228

TREASURY STOCK:
Balance, beginning of period	$(1,613,202)	$(1,181,673)
Purchase of treasury shares	—	(65,873)
Balance, end of period	$(1,613,202)	$(1,247,546)

TOTAL STOCKHOLDERS' EQUITY	$1,395,665	$1,543,750

Dividends declared per share	$0.46	$0.43

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$102,114	$91,216
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	13,157	13,391
Amortization	31,016	30,352
Change in deferred income taxes	6,088	2,393
Expense for stock-based compensation	6,071	4,625
(Gain)/loss on disposal of assets	166	(159)
Changes in operating assets and liabilities:
Change in receivables	53,404	77,439
Change in prepaid expenses, deferred costs and other	(20,345)	(30,522)
Change in accounts payable	2,859	(2,244)
Change in accrued expenses	(37,231)	(27,896)
Change in income taxes	9,912	22,995
Change in deferred revenues	(60,662)	(67,113)
Net cash from operating activities	106,549	114,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,273)	(4,478)
Proceeds from dispositions	14	6,115
Purchased software	(1,221)	(1,374)
Computer software developed	(35,971)	(31,451)
Net cash from investing activities	(46,451)	(31,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on credit facilities and financing leases	(35,027)	(28)
Purchase of treasury stock	—	(65,873)
Dividends paid	(34,036)	(32,815)
Tax withholding payments related to share-based compensation	(953)	(5,505)
Proceeds from sale of common stock	3,177	2,907
Net cash from financing activities	(66,839)	(101,314)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(6,741)	$(18,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$50,992	$213,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,251	$195,320

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a leading provider of technology solutions and payment processing services primarily for the financial services industry. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide, by providing the conversion and implementation services for financial institutions to utilize JKHY systems, and by providing payment processing and other related services. JKHY also provides continuing support and services to customers using on-premise or JKHY cloud-based systems.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three months ended September 30, 2021 and 2020 equals the Company’s net income.
Change in Accounting Policy
The Company adopted FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, ("CECL") with an adoption date of July 1, 2020. As a result, the Company changed its accounting policy for allowance for credit losses. The accounting policy pursuant to CECL is disclosed below. The adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of July 1, 2020.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Allowance for credit losses - beginning balance	$7,267	$6,719
Cumulative effect of accounting standards update adoption	—	493
Current provision for expected credit losses	540	540
Write-offs charged against allowance	(145)	(1,023)
Recoveries of amounts previously written off	(1)	(3)
Other	—	5
Allowance for credit losses - ending balance	$7,661	$6,731
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2021 totaled $443,926 and at June 30, 2021 totaled $435,169.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $952,036 and $921,050 at September 30, 2021 and June 30, 2021, respectively.

Purchase of Investments
At September 30, 2021 and June 30, 2021, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks") of $13,250, which represented a non-controlling share of the voting equity as of each date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at September 30, 2021 was $1,613,202. During the first three months of fiscal 2022, the Company repurchased no shares. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021 was $1,613,202. During the first three months of fiscal 2021, the Company repurchased 400 shares.
Income Taxes
Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement basis and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2021. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2021, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2021, the results of its operations for the three months ended September 30, 2021 and 2020, changes in stockholders' equity for the three months ended September 30, 2021 and 2020, and its cash flows for the three months ended September 30, 2021 and 2020. The condensed consolidated balance sheet at June 30, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.
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

Risks and Uncertainties
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy and distribution of any vaccines), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the quarter ended September 30, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

NOTE 2:     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In December of 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU was effective for the Company on July 1, 2021. The Company adopted ASU 2019-12 effective July 1, 2021 with no material impact on its condensed consolidated financial statements.

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

	Three Months Ended September 30,
	2021	2020
Private and Public Cloud[1]	$135,642	$120,959
Product Delivery and Services	51,516	56,897
On-Premise Support[2]	110,336	103,141
Services and Support	297,494	280,997

Processing	190,562	170,803

Total Revenue	$488,056	$451,800
1 The name of this revenue stream was changed in fiscal 2021 from "outsourcing and cloud" to "private and public cloud" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current quarter as it was in the comparative quarter fiscal 2021 and prior.
2 The name of this revenue stream was changed in fiscal 2021 from "in-house support" to "on-premise support" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current quarter as it was in the comparative quarter of fiscal 2021 and prior.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2021	June 30, 2021
Receivables, net	$253,160	$306,564
Contract Assets - Current	19,434	22,884
Contract Assets - Non-current	53,135	52,920
Contract Liabilities (Deferred Revenue) - Current	268,840	319,748
Contract Liabilities (Deferred Revenue) - Non-current	66,099	75,852
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
The Company analyzes contract language to identify if a significant financing component does exist, and adjusts the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $94,983 and $93,047, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2021, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,031,319. The Company expects to recognize approximately 27% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $335,568 and $314,807, at September 30, 2021 and June 30, 2021, respectively.
For the three months ended September 30, 2021 and 2020, amortization of deferred contract costs was $35,844 and $33,825, respectively.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$65,000	$—	$65,000
June 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000

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
The Company leases certain office space, data centers and equipment with remaining terms of 1 to 12 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2021 and June 30, 2021, the Company had operating lease assets of $53,219 and $55,977 and financing lease assets of $161 and $188, respectively. At September 30, 2021, total operating lease liabilities of $58,048 were comprised of current operating lease liabilities of $11,285 and noncurrent operating lease liabilities of $46,763, and total financing lease liabilities of $166 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $56. At June 30, 2021, total operating lease liabilities of $60,828 were comprised of current operating lease liabilities of $11,460 and noncurrent operating lease liabilities of $49,368, and total financing lease liabilities of $193 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $83.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $26,372 and $23,813 as of September 30, 2021 and June 30, 2021, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet.

Financing lease assets were recorded net of accumulated amortization of $180 and $153 as of September 30, 2021 and June 30, 2021, respectively.
Operating lease costs for the three months ended September 30, 2021 and 2020 were $3,432 and $3,909, respectively. Financing lease costs for the three months ended September 30, 2021 and 2020 were $28 and $31, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $399 and $1,380. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the three months ended September 30, 2021 and 2020, the Company had operating cash flows for payments on operating leases of $3,031 and $3,298, and ROU assets obtained in exchange for operating lease liabilities of $272 and $4,485, respectively. Financing cash flows for payments on financing leases for the three months ended September 30, 2021 and 2020 were $29 and $30, respectively.
As of September 30, 2021 and June 30, 2021, the weighted-average remaining lease term for the Company's operating leases was 80 months and 81 months and the weighted-average discount rate was 2.64% and 2.67%, respectively. As of September 30, 2021 and June 30, 2021, the weighted-average remaining lease term for the Company's financing leases was 18 months and 21 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.39% as of September 30, 2021 and June 30, 2021.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2021*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2022 (remaining period)	9,884
2023	11,829
2024	9,762
2025	7,001
2026	6,083
Thereafter	19,257
Total lease payments	$63,816
Less: interest	(5,768)
Present value of lease liabilities	$58,048
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. For the three months ended September 30, 2021, there were no legally binding lease payments for leases signed but not yet commenced.

NOTE 6.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of September 30, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $65,000 outstanding under the credit facility at September 30, 2021 and $100,000 outstanding balance at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at September 30, 2021 or June 30, 2021.
Interest
The Company paid interest of $234 and $79 during the three months ended September 30, 2021 and 2020, respectively.

NOTE 7.    INCOME TAXES
Provision for income taxes increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 with an effective tax rate of 23.4% of income before income taxes, compared to 22.4% in the prior fiscal year quarter. The increase in the effective tax rate comparing the three-month periods ended September 30, was primarily due to a larger excess tax benefit received from share-based compensation in the prior-year period.
The Company paid income taxes, net of refunds, of $15,187 and $455 in the three months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, the Company had $9,162 of gross unrecognized tax benefits before interest and penalties, $8,492 of which, if recognized, would affect our effective tax rate. At September 30, 2021, the Company had accrued interest and penalties of $1,282 related to uncertain tax positions.
The U.S. federal and state income tax returns for fiscal 2018 and all subsequent years remain subject to examination as of September 30, 2021 under statute of limitations rules. The Company believes it is reasonably possible that the liability for unrecognized tax benefits could reduce by $3,500 to $4,500 within twelve months of September 30, 2021 due to lapsing statutes of limitations and examination closures.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2021 and 2020 included $6,071 and $4,625 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2021	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2021	22	$87.27	$1,665
Vested and Expected to Vest September 30, 2021	22	$87.27	$1,665
Exercisable September 30, 2021	22	$87.27	$1,665

At September 30, 2021, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of September 30, 2021 was 4.75 years.
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested performance and restricted stock unit awards as of September 30, 2021:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2021	294	$160.22
Granted	80	194.21
Vested	(14)	150.65
Forfeited	(39)	199.28
Outstanding September 30, 2021	321	$164.27	$52,619
The 80 unit awards granted in fiscal 2022 had service requirements and performance targets, with 32 having only service requirements. The unit awards with only service requirements were valued at the weighted-average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 48 unit awards granted in fiscal 2022 have performance targets along with service requirements. 19 of the remaining performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate (CAGR) for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 29 of the remaining performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (TSR) in comparison to the custom peer group comprised of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2022. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

Fiscal year 2022 Monte Carlo award inputs:
Volatility	28.55%
Risk free interest rate	0.32%
Annual dividend based on most recent quarterly dividend	$1.84
Beginning TSR	65%
At September 30, 2021, there was $28,904 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.53 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2021	2020
Net Income	$102,114	$91,216
Common share information:
Weighted average shares outstanding for basic earnings per share	74,016	76,507
Dilutive effect of stock options and restricted stock	126	206
Weighted average shares outstanding for diluted earnings per share	74,142	76,713
Basic earnings per share[1]	$1.38	$1.19
Diluted earnings per share[1]	$1.38	$1.19
1The Company’s repurchase of 2,800 shares of common stock during fiscal year 2021 contributed $0.05 to earnings per share for the first quarter of fiscal year 2022.

Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2021 and 2020. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 22 anti-dilutive stock options or restricted stock units excluded for the quarter ended September 30, 2021 and none were excluded for the quarter ended September 30, 2020.

NOTE 10.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or JKHY cloud-based services) for banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card transaction processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our Core solutions and many can be used independently. The Corporate and Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
During the second quarter of fiscal 2021, Jack Henry's call center was consolidated into the Complementary segment. As a result of this consolidation, an immaterial adjustment was made to reclassify revenue and related costs recognized during the three months ended September 30, 2020 from the Core to the Complementary segment. The revenue amount reclassified was $5,875 for the three months ended September 30, 2020 The cost of revenue amount reclassified was $3,699 for the three months ended September 30, 2020. An additional immaterial adjustment was made during the first quarter of fiscal 2022 to reclassify cost of revenue from the Core to the Corporate and Other segment to be consistent with the current allocation of cost of revenue by segment. The amount reclassified was $29 for the three months ended September 30, 2020.

	Three Months Ended
	September 30, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$155,838	$15,650	$114,953	$11,053	$297,494
Processing	9,447	153,972	26,528	615	190,562
Total Revenue	165,285	169,622	141,481	11,668	488,056

Cost of Revenue	66,902	93,226	55,485	61,023	276,636
Research and Development					26,754
Selling, General, and Administrative					51,071
Total Expenses					354,461

SEGMENT INCOME	$98,383	$76,396	$85,996	$(49,355)

OPERATING INCOME					133,595

INTEREST INCOME (EXPENSE)					(241)

INCOME BEFORE INCOME TAXES					$133,354

	Three Months Ended
	September 30, 2020
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$144,586	$16,304	$108,550	$11,557	$280,997
Processing	8,569	140,429	21,805	—	170,803
Total Revenue	153,155	156,733	130,355	11,557	451,800

Cost of Revenue	63,861	86,328	52,024	60,716	262,929
Research and Development					26,057
Selling, General, and Administrative					45,226
Total Expenses					334,212

SEGMENT INCOME	$89,294	$70,405	$78,331	$(49,159)

OPERATING INCOME					117,588

INTEREST INCOME (EXPENSE)					(49)

INCOME BEFORE INCOME TAXES					$117,539

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2021.

OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® provides innovative solutions to community and regional banks. Symitar® provides industry-leading solutions to credit unions of all sizes. ProfitStars® offers highly specialized solutions to financial institutions of every asset size, as well as diverse corporate entities outside of the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are generally available for on-premise installation and delivery in our private cloud.
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" fees (formerly known as "outsourcing and cloud" fees - see Note 3 to the condensed consolidated financial statements) that predominantly have contract terms of seven years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "on-premise support" revenue (formerly known as "in-house support" revenue - see Note 3 to the condensed consolidated financial statements), composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.

All amounts in the following discussion are in thousands, except per share amounts.
COVID-19 Impact and Response
Since its outbreak in early 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site, and we suspended all non-essential business travel. This company-wide recommendation extended until July 1, 2021, at which point we began transition to a return to our facilities and normalization of travel activities. Individual decisions on returning to the office were manager-coordinated and based on conversations with specific teams and departments. A large number of our employees requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. We have not required employees who return to our facilities to receive vaccinations, but we have provided information on vaccine providers, as well as hosted on-site COVID-19 vaccination clinics at several of our facilities for our employees and their families. On August 3, 2021, we reimplemented our company-wide recommendation for remote work based on the spread of the Delta variant and increased infection rates. For those employees who are at our facilities, we have introduced enhanced sanitation procedures and we require face masks for both vaccinated and unvaccinated employees. As of November 5, 2021, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity. While our business travel has increased in recent months, we continue to encourage a cautious approach to business travel activities. On November 4, 2021, the Occupational Safety and Health Administration announced a new emergency temporary standard that requires employers with 100 or more employees, which includes Jack Henry, to require employees to either receive a COVID-19 vaccination or else undergo regular testing. We are developing our plan to comply with this new standard.

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
Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2021 and the first three months of fiscal 2022, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the speed and effectiveness of vaccine and treatment developments; the speed of economic recovery; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
For the first quarter of fiscal 2022, total revenue increased 8%, or $36,256, compared to the same quarter in fiscal 2021. Total revenue less deconversion fee and acquisition and divestiture revenues of $3,724 and $106, respectively, for the current fiscal quarter and less deconversion fee and acquisition and divestiture revenues of $5,882 and $1,182, respectively, for the prior fiscal quarter, results in an increase of 9%, quarter over quarter. This increase was primarily driven by growth in support revenue, card, remittance, and transaction and digital processing revenues, partially offset by lower hardware revenue in our product delivery and services revenue line.
Operating expenses increased 6% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to increased direct costs related to our card payment processing platform and Jack Henry digital, higher personnel costs, and higher travel expenses related to an increase in business travel compared to the prior fiscal quarter, as travel began to pick up after the prior fiscal year's COVID-19 travel limitations (see "COVID-19 Impact and Response" section above).
Operating income increased 14% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Operating income less deconversion fee operating income of $3,184 and adjusted for acquisition and divestiture operating loss of $45 for the current fiscal quarter, and less deconversion fee and acquisition and divestiture operating income of $5,219 and $369, respectively, for the prior fiscal quarter, results in a 16% increase for the first quarter of fiscal 2022, quarter over quarter. This increase in operating income was primarily driven by revenue growth partially offset by increased operating expenses, as detailed above.
The provision for income taxes increased 19% for the first quarter of fiscal 2022 compared to the prior fiscal first quarter. The effective tax rate for the first quarter of fiscal 2022 was 23.4% compared to 22.4% for the same quarter a year ago. The increase in the effective tax rate was primarily due to a larger excess tax benefit received from share-based compensation in the prior fiscal quarter.
Due to the above changes, net income increased 12% for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.
We move into the second quarter of fiscal 2022 with optimism following strong performance in the first quarter, but with limited visibility of the future impact of the COVID-19 pandemic (see "COVID-19 Impact and Response" section above). Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2021 follows. Discussions compare the current fiscal year's three months ended September 30, 2021 to the prior fiscal year's three months ended September 30, 2020.

REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2021	2020
Services and Support	$297,494	$280,997	6%
Percentage of total revenue	61%	62%
Services and support revenue increased 6% for the first quarter of fiscal 2022 compared to the same quarter a year ago. This revenue less deconversion fee revenue for the current fiscal quarter of $3,724 and less deconversion fee and acquisition and divestiture revenues for the prior quarter of $5,882 and $1,182, respectively, results in growth of 7%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fees as new customers were added and volumes continued to expand, as well as higher software usage fees for customers using on-premise products while outsourced core customers continued to shift to our term license model.

Processing	Three Months Ended September 30,		% Change
	2021	2020
Processing	$190,562	$170,803	12%
Percentage of total revenue	39%	38%
Processing revenue increased 12% for the first quarter of fiscal 2022 compared to the same quarter last fiscal year. The increase was driven by higher card, remittance, and Jack Henry digital processing revenues. All remittance revenue lines experienced expanding volumes during the current quarter compared to the prior fiscal quarter.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2021	2020
Cost of Revenue	$276,636	$262,929	5%
Percentage of total revenue	57%	58%
Cost of revenue for the first quarter of fiscal 2022 increased 5% over the prior fiscal year first quarter. This increase was primarily due to higher direct costs associated with our card processing platform, increased licenses and fees, and higher personnel costs, partially offset by lower hardware costs. Cost of revenue decreased 1% compared to the prior fiscal quarter as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2021	2020
Research and Development	$26,754	$26,057	3%
Percentage of total revenue	5%	6%
Research and development expense increased 3% for the first quarter of fiscal 2022 over the prior fiscal year first quarter. The increase was primarily due to higher consulting fees, personnel costs, contract labor and licenses and fees partially offset by increased capitalized research and development costs, quarter over quarter. Research and development expense for the quarter decreased 1% compared to the prior fiscal quarter as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2021	2020
Selling, General, and Administrative	$51,071	$45,226	13%
Percentage of total revenue	10%	10%
Selling, general, and administrative expense increased 13% in the first quarter of fiscal 2022 over the same quarter in the prior fiscal year. This increase was primarily due to higher personnel costs and higher travel expenses due to an increase in business travel compared to the prior fiscal quarter, which was during a period of broader COVID-19 travel limitations (see "COVID-19 Impact and Response" section above). Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal quarter versus the prior fiscal quarter.

INTEREST INCOME (EXPENSE)	Three Months Ended September 30,		% Change
	2021	2020
Interest Income	$7	$68	(90)%
Interest Expense	$(248)	$(117)	112%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the first quarter of fiscal 2022 compared to the same period a year ago. Interest expense increased when compared to the prior fiscal quarter due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was a $65,000 outstanding balance under the credit facility at September 30, 2021 and no outstanding balance at September 30, 2020.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2021	2020
Provision for Income Taxes	$31,240	$26,323	19%
Effective Rate	23.4%	22.4%
The increase in effective tax rate for the first quarter of fiscal 2022 compared to the same quarter a year ago was primarily due to a larger excess tax benefit received from share-based compensation in the prior fiscal quarter.

NET INCOME
Net income increased 12% to $102,114, or $1.38 per diluted share, for the first quarter of fiscal 2022 compared to $91,216, or $1.19 per diluted share in the same quarter of fiscal 2021.

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

Core
	Three Months Ended September 30,		% Change
	2021	2020
Revenue	$165,285	$153,155	8%
Cost of Revenue	$66,902	$63,861	5%
Revenue in the Core segment increased 8% and cost of revenue increased 5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Core revenue less deconversion fee revenue for the first quarter of fiscal 2022 of $2,168 and less deconversion fee and acquisitions and divestiture revenues for the first quarter of fiscal 2021 of $2,052 and $1,182, respectively, results in a 9% increase, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenue. Cost of revenue decreased 1% as a percentage of revenue for the first quarter of fiscal 2022 compared to the same quarter of fiscal 2021.

Payments
	Three Months Ended September 30,		% Change
	2021	2020
Revenue	$169,622	$156,733	8%
Cost of Revenue	$93,226	$86,328	8%
Revenue in the Payments segment increased 8% for the first quarter of fiscal 2022 compared to the equivalent quarter of the prior fiscal year. Payments revenue less deconversion fee revenue in both periods, which totaled $448 for the first quarter of fiscal 2022 and $1,847 for the first quarter of fiscal 2021, results in a 9% increase, quarter over quarter. This growth was primarily due to increased card and remittance fee revenue within processing. Cost of revenue increased 8%, quarter over quarter, primarily due to increased costs related to our card processing platform. Cost of revenue as a percentage of revenue remained consistent for the first quarter of fiscal 2022 compared to the same quarter of fiscal 2021.

Complementary
	Three Months Ended September 30,		% Change
	2021	2020
Revenue	$141,481	$130,355	9%
Cost of Revenue	$55,485	$52,024	7%
Revenue in the Complementary segment increased 9% for the first quarter of fiscal 2022 compared to the equivalent quarter of the prior fiscal year. This growth was primarily driven by increased Jack Henry digital, hosting fee, and software usage revenues. Cost of revenue increased 7%, quarter over quarter, primarily due to higher personnel costs, amortization, and direct support costs. Cost of revenue as a percentage of revenue decreased 1% for the first quarter of fiscal 2022 compared to the same quarter of fiscal 2021.

Corporate and Other
	Three Months Ended September 30,		% Change
	2021	2020
Revenue	$11,668	$11,557	1%
Cost of Revenue	$61,023	$60,716	1%
Revenue in the Corporate and Other segment increased 1% for the first quarter of fiscal 2022 compared to the equivalent quarter of the prior fiscal year. The quarter-over-quarter increase was primarily due to higher processing revenue partially offset by lower services and support revenue mainly from decreased hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from other products and services and hardware not specifically attributed to any of the other three segments.

Cost of revenue for the Corporate and Other segment includes operating cost not directly attributable to any of the other three segments. Cost of revenue as a percentage of revenue decreased 2% in the first quarter of fiscal 2022 when compared to the prior fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $44,251 at September 30, 2021 from $50,992 at June 30, 2021.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2021	2020
Net income	$102,114	$91,216
Non-cash expenses	56,498	50,602
Change in receivables	53,404	77,439
Change in deferred revenue	(60,662)	(67,113)
Change in other assets and liabilities	(44,805)	(37,667)
Net cash provided by operating activities	$106,549	$114,477
Cash provided by operating activities for the first three months of fiscal 2022 decreased 7% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first three months of fiscal 2022 totaled $46,451 and included: $35,971 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $9,273; and $1,221 for the purchase and development of internal use software. Uses of cash were partially offset by proceeds from dispositions of $14. Cash used in investing activities for the first three months of fiscal 2021 totaled $31,188 and included: $31,451 for the development of software; capital expenditures of $4,478; and $1,374 for the purchase and development of internal use software. Uses of cash were partially offset by proceeds from dispositions of $6,115.
Financing activities used cash of $66,839 for the first three months of fiscal 2022 and included $35,027 net repayment on the revolving credit facility and payments on financing leases, and $34,036 for the payment of dividends to stockholders. Uses of cash were partially offset by $2,224 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $101,314 in the first three months of fiscal 2021 and included: $65,873 for the purchase of treasury shares; $32,815 for the payment of dividends to stockholders; $2,598 from the issuance of stock and tax withholding related to stock-based compensation; and $28 for payments on financing leases.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $9,273 and $4,478 for the three months ended September 30, 2021 and September 30, 2020, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2022 are not expected to exceed $57,000 and will be funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at September 30, 2021 was $1,613,202. During the first three months of fiscal 2022, the Company repurchased no treasury shares. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares.

Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of September 30, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was a $65,000 outstanding balance under the credit facility at September 30, 2021, and $100,000 outstanding balance at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at September 30, 2021 and June 30, 2021.

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
We have $65,000 outstanding debt with variable interest rates as of September 30, 2021 and a 1% increase in our borrowing rate would increase our annual interest expense by $650.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2021:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 31, 2021	—	$—	—	5,197,713
August 1 - August 31, 2021	—	—	—	5,197,713
September 1 - September 30, 2021	—	—	—	5,197,713
Total	—	—	—	5,197,713
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021 were for 35 million shares. The Company has repurchased 29,802,287 shares under these authorizations. The authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.     EXHIBITS

3.2.8    Restated and Amended Bylaws attached as Exhibit 3.2.8 to the Company's Current Report on Form 8-K filed August 26, 2021.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and June 30, 2021, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 9, 2021	/s/ David B. Foss
David B. Foss
Board Chair, Chief Executive Officer and President

Date:	November 9, 2021	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer