Form 10-Q
period 2021-12-31
HENRY JACK & ASSOCIATES INC
filed 2022-02-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
As of January 28, 2022, the Registrant had 72,825,033 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to "Jack Henry," “JKHY,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	December 31, 2021	June 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,120	$50,992
Receivables, net	236,096	306,564
Income tax receivable	22,881	30,243
Prepaid expenses and other	116,778	109,723
Deferred costs	62,157	46,215
Total current assets	467,032	543,737
PROPERTY AND EQUIPMENT, net	241,409	252,481
OTHER ASSETS:
Non-current deferred costs	133,223	127,205
Computer software, net of amortization	387,128	368,094
Other non-current assets	260,186	249,210
Customer relationships, net of amortization	75,579	81,842
Other intangible assets, net of amortization	28,787	26,129
Goodwill	687,458	687,458
Total other assets	1,572,361	1,539,938
Total assets	$2,280,802	$2,336,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,155	$18,485
Accrued expenses	150,363	182,517
Notes payable and current maturities of long-term debt	103	110
Deferred revenues	208,733	319,748
Total current liabilities	373,354	520,860
LONG-TERM LIABILITIES:
Non-current deferred revenues	67,045	75,852
Deferred income tax liability	272,331	260,758
Debt, net of current maturities	240,026	100,083
Other long-term liabilities	56,050	59,311
Total long-term liabilities	635,452	496,004
Total liabilities	1,008,806	1,016,864
STOCKHOLDERS' EQUITY
Preferred stock -$1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,860,246 shares issued at December 31, 2021; 103,795,169 shares issued at June 30, 2021	1,039	1,038
Additional paid-in capital	535,493	518,960
Retained earnings	2,542,583	2,412,496
Less treasury stock at cost 31,042,903 shares at December 31, 2021; 29,792,903 shares at June 30, 2021	(1,807,119)	(1,613,202)
Total stockholders' equity	1,271,996	1,319,292
Total liabilities and equity	$2,280,802	$2,336,156
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

REVENUE	$493,896	$422,361	$981,952	$874,161

EXPENSES
Cost of Revenue	282,825	257,782	559,460	520,711
Research and Development	29,916	26,780	56,670	52,837
Selling, General, and Administrative	55,493	44,167	106,565	89,393
Total Expenses	368,234	328,729	722,695	662,941

OPERATING INCOME	125,662	93,632	259,257	211,220

INTEREST INCOME (EXPENSE)
Interest Income	6	52	13	120
Interest Expense	(447)	(117)	(696)	(235)
Total Interest Income (Expense)	(441)	(65)	(683)	(115)

INCOME BEFORE INCOME TAXES	125,221	93,567	258,574	211,105

PROVISION FOR INCOME TAXES	29,551	21,585	60,791	47,907

NET INCOME	$95,670	$71,982	$197,783	$163,198

Basic earnings per share	$1.30	$0.94	$2.68	$2.14
Basic weighted average shares outstanding	73,580	76,202	73,798	76,354

Diluted earnings per share	$1.30	$0.94	$2.68	$2.13
Diluted weighted average shares outstanding	73,697	76,280	73,920	76,496

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,822,265	103,696,962	103,795,169	103,622,563
Shares issued for equity-based payment arrangements	21,101	23,412	26,533	78,414
Shares issued for Employee Stock Purchase Plan	16,880	16,329	38,544	35,726
Shares, end of period	103,860,246	103,736,703	103,860,246	103,736,703

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,038	$1,037	$1,038	$1,036
Shares issued for equity-based payment arrangements	—	—	—	1
Shares issued for Employee Stock Purchase Plan	1	—	1	—
Balance, end of period	$1,039	$1,037	$1,039	$1,037

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$527,255	$497,030	$518,960	$495,005
Shares issued for equity-based payment arrangements	—	—	—	(1)
Tax withholding related to share-based compensation	(1,046)	(1,184)	(1,998)	(6,689)
Shares issued for Employee Stock Purchase Plan	2,739	2,232	6,476	5,138
Stock-based compensation expense	6,545	5,127	12,055	9,752
Balance, end of period	$535,493	$503,205	$535,493	$503,205

RETAINED EARNINGS:
Balance, beginning of period	$2,480,574	$2,293,229	$2,412,496	$2,235,320
Cumulative effect of Accounting Standards Update adoption (Note 1)	—	—	—	(493)
Net income	95,670	71,982	197,783	163,198
Dividends	(33,661)	(32,702)	(67,696)	(65,516)
Balance, end of period	$2,542,583	$2,332,509	$2,542,583	$2,332,509

TREASURY STOCK:
Balance, beginning of period	$(1,613,202)	$(1,247,546)	$(1,613,202)	$(1,181,673)
Purchase of treasury shares	(193,917)	(44,026)	(193,917)	(109,899)
Balance, end of period	$(1,807,119)	$(1,291,572)	$(1,807,119)	$(1,291,572)

TOTAL STOCKHOLDERS' EQUITY	$1,271,996	$1,545,179	$1,271,996	$1,545,179

Dividends declared per share	$0.46	$0.43	$0.92	$0.86

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$197,783	$163,198
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	25,843	26,652
Amortization	62,610	61,164
Change in deferred income taxes	11,573	8,651
Expense for stock-based compensation	13,027	9,752
(Gain)/loss on disposal of assets	240	(2,019)
Changes in operating assets and liabilities:
Change in receivables	70,468	87,518
Change in prepaid expenses, deferred costs and other	(39,991)	(26,109)
Change in accounts payable	2,995	16
Change in accrued expenses	(35,814)	(22,627)
Change in income taxes	8,439	13,922
Change in deferred revenues	(119,822)	(126,134)
Net cash from operating activities	197,351	193,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,373)	(9,543)
Proceeds from dispositions	38	6,157
Purchased software	(7,364)	(4,254)
Computer software developed	(71,353)	(62,804)
Purchase of investments	—	(12,100)
Net cash from investing activities	(101,052)	(82,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	220,000	—
Repayments on credit facilities and financing leases	(80,065)	(57)
Purchase of treasury stock	(193,917)	(109,899)
Dividends paid	(67,696)	(65,516)
Tax withholding payments related to share-based compensation	(1,998)	(6,689)
Proceeds from sale of common stock	5,505	5,138
Net cash from financing activities	(118,171)	(177,023)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(21,872)	$(65,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$50,992	$213,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,120	$147,762

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a leading provider of technology solutions and payment processing services primarily for the financial services industry. The Company has developed and acquired a number of banking and credit union software systems. The Company's revenues are predominately earned by marketing those systems to financial institutions nationwide, by providing the conversion and implementation services for financial institutions to utilize JKHY systems, and by providing payment processing and other related services. JKHY also provides continuing support and services to customers using on-premise or JKHY private and public cloud-based systems.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2021, and 2020, equals the Company’s net income.
Change in Accounting Policy
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, ("CECL") with an adoption date of July 1, 2020. As a result, the Company changed its accounting policy for allowance for credit losses. The accounting policy pursuant to CECL is disclosed below. The adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of July 1, 2020.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date period ended December 31, 2021, and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Allowance for credit losses - beginning balance	$7,660	$6,731	$7,267	$6,719
Cumulative effect of accounting standards update adoption	—	—	—	493
Current provision for expected credit losses	300	370	840	910
Write-offs charged against allowance	(227)	(263)	(373)	(1,286)
Recoveries of amounts previously written off	—	(1)	(1)	(4)
Other	—	(7)	—	(2)
Allowance for credit losses - ending balance	$7,733	$6,830	$7,733	$6,830

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2021, totaled $453,439 and at June 30, 2021, totaled $435,169.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $983,626 and $921,050 at December 31, 2021, and June 30, 2021, respectively.
Purchase of Investments
At December 31, 2021, and June 30, 2021, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks") of $13,250, which represented a non-controlling share of the voting equity as of each date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2021, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at December 31, 2021, was $1,807,119. During the first six months of fiscal 2022, the Company repurchased 1,250 shares. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021, was $1,613,202. During the first six months of fiscal 2021, the Company repurchased 675 shares.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2021. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2021, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2021, the results of its operations for the three and six months ended December 31, 2021, and 2020, changes in stockholders' equity for the three and six months ended December 31, 2021, and 2020, and its cash flows for the six months ended December 31, 2021, and 2020. The condensed consolidated balance sheet at June 30, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Risks and Uncertainties
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy of vaccines against new variants and the development and effectiveness of treatments), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021, and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the fiscal quarter ended December 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

NOTE 2:     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In December of 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU was effective for the Company on July 1, 2021. The Company adopted ASU 2019-12 effective July 1, 2021 with no material impact on its condensed consolidated financial statements.
Not Yet Adopted
In October of 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The Company plans to adopt ASU 2021-08 when required, which will be for fiscal years beginning after December 15, 2022, including interim periods within the fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of this ASU. Although this ASU has no current effect on the Company's condensed consolidated financial statements, there could be an effect for any business combinations taking place after the effective date of this ASU.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Private and Public Cloud[1]	$138,340	$124,498	$273,982	$245,456
Product Delivery and Services	79,499	48,414	131,014	105,312
On-Premise Support[2]	78,372	77,961	188,708	181,102
Services and Support	296,211	250,873	593,704	531,870

Processing	197,685	171,488	388,248	342,291

Total Revenue	$493,896	$422,361	$981,952	$874,161
1 The name of this revenue stream was changed in fiscal 2021 from "outsourcing and cloud" to "private and public cloud" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current fiscal quarter as it was in the comparative quarter of fiscal 2021 and prior.
2 The name of this revenue stream was changed in fiscal 2021 from "in-house support" to "on-premise support" to better reflect the nature of the related revenue. However, the nature of the revenue included within this caption has not changed and is the same in the current fiscal quarter as it was in the comparative quarter of fiscal 2021 and prior.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2021	June 30, 2021
Receivables, net	$236,096	$306,564
Contract Assets - Current	20,374	22,884
Contract Assets - Non-current	59,119	52,920
Contract Liabilities (Deferred Revenue) - Current	208,733	319,748
Contract Liabilities (Deferred Revenue) - Non-current	67,045	75,852
Contract assets primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, except where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of contract assets is reported within prepaid expenses and other in the condensed consolidated balance sheet, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and adjusts the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the three months ended December 31, 2021 and 2020, the Company recognized revenue of $89,257 and $79,421, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2021 and 2020, the Company recognized revenue of $157,781 and $156,666, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.

Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2021, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,154,912. The Company expects to recognize approximately 26% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $347,867 and $314,807 at December 31, 2021 and June 30, 2021, respectively.
For the three months ended December 31, 2021 and 2020, amortization of deferred contract costs was $32,154 and $28,794, respectively. During the six months ended December 31, 2021, and 2020, amortization of deferred contract costs totaled $67,998 and $62,620, respectively.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2021
Financial Assets:
Certificates of Deposit	$—	$1,209	$—	$1,209
Financial Liabilities:
Revolving credit facility	$—	$240,000	$—	$240,000
June 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000

NOTE 5.    LEASES
The Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and equipment leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date. The determination of the incremental borrowing rate requires judgment and is determined by using the Company’s current unsecured borrowing rate, adjusted for various factors such as collateralization and term to align with the terms of the lease.
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
At December 31, 2021, and June 30, 2021, the Company had operating lease assets of $51,888 and $55,977 and financing lease assets of $124 and $188, respectively. At December 31, 2021, total operating lease liabilities of $56,653 were comprised of current operating lease liabilities of $11,623 and noncurrent operating lease liabilities of $45,030, and total financing lease liabilities of $129 were comprised of current financing lease liabilities of $103 and noncurrent financing lease liabilities of $26. At June 30, 2021, total operating lease liabilities of $60,828 were comprised of current operating lease liabilities of $11,460 and noncurrent operating lease liabilities of $49,368, and total financing lease liabilities of $193 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $83.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $27,625 and $23,813 as of December 31, 2021, and June 30, 2021, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $206 and $153 as of December 31, 2021, and June 30, 2021, respectively.
Operating lease costs for the three months ended December 31, 2021, and 2020, were $3,327 and $3,766, respectively. Financing lease costs for the three months ended December 31, 2021, and 2020, were $27 and $30, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $441 and $809, respectively. Operating lease costs for the six months ended December 31, 2021, and 2020, were $6,759 and $7,675, respectively. Financing lease costs for the six months ended December 31, 2021, and 2020, were $55 and $30, respectively. Total operating and financing lease costs for the respective fiscal year-to-date periods included variable lease costs of approximately $840 and $2,189. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the six months ended December 31, 2021, and 2020, the Company had operating cash flows for payments on operating leases of $6,802 and $6,872, respectively, and ROU assets obtained in exchange for operating lease liabilities of $1,870 and $4,485, respectively. Financing cash flows for payments on financing leases for the six months ended December 31, 2021, and 2020, were $55 and $63, respectively.
As of December 31, 2021, and June 30, 2021, the weighted average remaining lease term for the Company's operating leases was 77 months and 81 months, respectively, and the weighted average discount rate was 2.62% and 2.67%, respectively. As of December 31, 2021, and June 30, 2021, the weighted average remaining lease term for the Company's financing leases was 15 months and 21 months, respectively. The weighted average discount rate for the Company's financing leases was 2.36% and 2.39% as of December 31, 2021, and June 30, 2021, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2021*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2022 (remaining period)	6,617
2023	12,089
2024	10,029
2025	7,266
2026	6,342
Thereafter	19,388
Total lease payments	$61,731
Less: interest	(5,078)
Present value of lease liabilities	$56,653
*Financing leases were immaterial to the fiscal quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments included $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2021, the Company had $60 in legally binding lease payments for one lease that was signed but not yet commenced. The lease commencement date is March 1, 2022, and the lease term is 36 months.

NOTE 6.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of December 31, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $240,000 outstanding under the credit facility at December 31, 2021, and $100,000 outstanding balance at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at December 31, 2021, or June 30, 2021.
Interest
The Company paid interest of $604 and $105 during the six months ended December 31, 2021, and 2020, respectively.

NOTE 7.    INCOME TAXES
Provision for income taxes increased for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, with an effective tax rate of 23.6% of income before income taxes, compared to 23.1% in the prior-year fiscal quarter. The increase in the effective tax rate comparing the three-month periods ended December 31 was primarily due to the impact of increases in operating income relative to the impact of other items affecting the effective tax rate in the current period.

For the six months ended December 31, 2021, provision for income taxes increased compared to the six months ended December 31, 2020, with an effective tax rate of 23.5% of income before income taxes, compared to 22.7% for the same period last fiscal year. The increase in the effective tax rate comparing the fiscal year-to-date periods ended December 31 was primarily due to the relative impact of the increase in operating income in the current fiscal year-to-date period and a larger excess tax benefit received from share-based compensation in the prior fiscal year-to-date period.
The Company paid income taxes, net of refunds, of $40,687 and $24,794 in the six months ended December 31, 2021, and 2020, respectively.
At December 31, 2021, the Company had $9,594 of gross unrecognized tax benefits before interest and penalties, $8,891 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,425 and $1,896 related to uncertain tax positions at December 31, 2021, and 2020, respectively.
The U.S. federal and state income tax returns for fiscal 2018 and all subsequent years remain subject to examination as of December 31, 2021, under statute of limitations rules. The Company believes it is reasonably possible that the liability for unrecognized tax benefits could reduce by $3,500 to $4,500 within twelve months of December 31, 2021, due to lapsing statutes of limitations and examination closures.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2021, and 2020, included $6,956 and $5,127 of stock-based compensation costs, respectively. Our operating income for the six months ended December 31, 2021, and 2020, included $13,027 and $9,752 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2021	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2021	22	$87.27	$1,729
Vested and Expected to Vest December 31, 2021	22	$87.27	$1,729
Exercisable December 31, 2021	22	$87.27	$1,729
At December 31, 2021, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of December 31, 2021, was 4.50 years.

The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested performance and restricted stock unit awards as of December 31, 2021:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2021	294	$160.22
Granted	130	178.47
Vested	(40)	148.56
Forfeited	(41)	198.03
Outstanding December 31, 2021	343	$163.99	$57,242
The 130 unit awards granted in fiscal 2022 had service requirements and performance targets, with 82 having only service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 48 unit awards granted in fiscal 2022 have performance targets along with service requirements. 19 of these performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate (CAGR) for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. The other 29 performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (TSR) in comparison to the custom peer group comprised of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2022. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

Fiscal year 2022 Monte Carlo award inputs:
Volatility	28.55%
Risk free interest rate	0.32%
Annual dividend based on most recent quarterly dividend	$1.84
Beginning TSR	65%
At December 31, 2021, there was $29,290 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.39 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Income	$95,670	$71,982	$197,783	$163,198
Common share information:
Weighted average shares outstanding for basic earnings per share[1]	73,580	76,202	73,798	76,354
Dilutive effect of stock options and restricted stock	117	78	122	142
Weighted average shares outstanding for diluted earnings per share[1]	73,697	76,280	73,920	76,496
Basic earnings per share[2]	$1.30	$0.94	$2.68	$2.14
Diluted earnings per share[2]	$1.30	$0.94	$2.68	$2.13
1The change in weighted average shares outstanding is primarily due to the weighted effect of the Company's repurchase of 2,800 shares of common stock during all of fiscal 2021 (675 shares repurchased during the first half of fiscal 2021) and the repurchase of 1,250 shares during fiscal year-to-date 2022.
2Common stock repurchases during the trailing twelve months contributed $0.05 to diluted earnings per share for the second fiscal quarter and $0.09 for year-to-date fiscal 2022.

Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2021, and 2020. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 28 and 23 anti-dilutive stock options or restricted stock units excluded for the three and six months ended December 31, 2021, respectively, and 21 were excluded for both the three and six months ended December 31, 2020.

NOTE 10.    REPORTABLE SEGMENT INFORMATION
The Company is a provider of integrated computer systems that perform data processing (available for on-premise installations or JKHY cloud-based services) for banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card transaction processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software and services that can be integrated with our core solutions, and many can be used independently. The Corporate and Other segment includes hardware revenue and costs, as well as operating costs not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.

	Three Months Ended
	December 31, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$145,699	$23,944	$112,490	$14,078	$296,211
Processing	9,179	158,584	29,234	688	197,685
Total Revenue	154,878	182,528	141,724	14,766	493,896

Cost of Revenue	64,554	95,570	58,151	64,550	282,825
Research and Development					29,916
Selling, General, and Administrative					55,493
Total Expenses					368,234

SEGMENT INCOME	$90,324	$86,958	$83,573	$(49,784)

OPERATING INCOME					125,662

INTEREST INCOME (EXPENSE)					(441)

INCOME BEFORE INCOME TAXES					$125,221

	Three Months Ended
	December 31, 2020
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$126,758	$14,807	$98,829	$10,479	$250,873
Processing	8,190	140,375	22,579	344	171,488
Total Revenue	134,948	155,182	121,408	10,823	422,361

Cost of Revenue	58,485	86,455	52,407	60,435	257,782
Research and Development					26,780
Selling, General, and Administrative					44,167
Total Expenses					328,729

SEGMENT INCOME	$76,463	$68,727	$69,001	$(49,612)

OPERATING INCOME					93,632

INTEREST INCOME (EXPENSE)					(65)

INCOME BEFORE INCOME TAXES					$93,567

	Six Months Ended
	December 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	301,536	39,594	227,443	25,131	593,704
Processing	18,627	312,556	55,762	1,303	388,248
Total Revenue	320,163	352,150	283,205	26,434	981,952

Cost of Revenue	131,456	188,795	113,635	125,574	559,460
Research and Development					56,670
Selling, General, and Administrative					106,565
Total Expenses					722,695

SEGMENT INCOME	$188,707	$163,355	$169,570	$(99,140)

OPERATING INCOME					259,257

INTEREST INCOME (EXPENSE)					(683)

INCOME BEFORE INCOME TAXES					$258,574

	Six Months Ended
	December 31, 2020
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$271,344	$31,111	$207,378	$22,037	$531,870
Processing	16,759	280,804	44,384	344	342,291
Total Revenue	288,103	311,915	251,762	22,381	874,161

Cost of Revenue	122,347	172,783	104,431	121,150	520,711
Research and Development					52,837
Selling, General, and Administrative					89,393
Total Expenses					662,941

SEGMENT INCOME	$165,756	$139,132	$147,331	$(98,769)

OPERATING INCOME					211,220

INTEREST INCOME (EXPENSE)					(115)

INCOME BEFORE INCOME TAXES					$211,105

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended December 31, 2021.

OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions are marketed and supported through three primary brands. Jack Henry Banking® provides innovative solutions to community and regional banks. Symitar® provides industry-leading solutions to credit unions of all sizes. ProfitStars® offers highly specialized solutions to financial institutions of every asset size, as well as diverse corporate entities outside of the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are generally available for on-premise installation and delivery in our JKHY private or the public cloud.
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
COVID-19 Impact and Response
Since its outbreak in early calendar 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site, and we suspended all non-essential business travel. This company-wide recommendation initially extended until July 1, 2021, at which point we began transition to a return to our facilities and normalization of travel activities. However, we reimplemented our company-wide recommendation for remote work on August 3, 2021, based on new virus variants and increased infection rates. This remote work recommendation remains in effect as of February 4, 2022. For those employees who are at our facilities, we have introduced enhanced sanitation procedures and require face masks for both vaccinated and unvaccinated employees. We have not required employees who return to our facilities to receive vaccinations, but we have provided information on vaccine providers, as well as hosted on-site COVID-19 vaccination clinics at several of our facilities for our employees and their families. As of February 4, 2022, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity. Once the remote work recommendation is lifted, individual decisions on returning to the office will be manager-coordinated and based on conversations with specific teams and departments. A large number of our employees have requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. While our business travel has increased in recent months, we continue to encourage a cautious approach to business travel activities.
Customers
We work closely with our customers who are scheduled for on-site visits to ensure their needs are met while taking necessary safety precautions when our employees are required to be at a customer site. Delays of customer system installations due to COVID-19 have been limited, and we have developed processes to handle remote installations when available. We expect these processes to provide flexibility and value both during and after the COVID-19 pandemic. Even though a substantial portion of our workforce has worked remotely during the outbreak and business travel has been limited, we have not yet experienced significant disruption to our operations. We believe our technological capabilities are well positioned to allow our employees to work remotely without materially impacting our business.
Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2021 and the first six months of fiscal 2022, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the effectiveness of vaccines against new variants; the development and effectiveness of treatments; the effect on the economy generally; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
For the second quarter of fiscal 2022, total revenue increased 17%, or $71,535, compared to the same quarter in fiscal 2021. Total revenue less deconversion fee and acquisition and divestiture revenues of $26,903 and $96, respectively, for the current fiscal quarter and less deconversion fee revenues of $2,155 for the prior fiscal quarter, results in an increase of 11%, quarter over quarter. This increase was primarily driven by growth in public and private cloud revenue, card, transaction and digital, and remittance processing revenues, and increased implementation fee revenue.
Operating expenses increased 12% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily due to increased direct costs, higher personnel costs, and increased operating licenses and fees. The increase in direct costs was primarily related to our card payment processing platform and Jack Henry digital and were in alignment with the increases in revenue described above. Higher personnel costs were primarily related to salary increases in the trailing twelve months.
Operating income increased 34% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Operating income less deconversion fee operating income of $24,356 and adjusted for acquisition and divestiture operating loss of $21 for the current fiscal quarter, and less deconversion fee operating income of $1,919 and a gain on disposals of $2,040 for the prior fiscal quarter, results in a 13% increase for the second quarter of fiscal 2022, quarter over quarter. This increase in operating income was primarily driven by revenue growth partially offset by increased operating expenses, as detailed above.
The provision for income taxes increased 37% for the second quarter of fiscal 2022 compared to the prior fiscal second quarter. The effective tax rate for the second quarter of fiscal 2022 was 23.6% compared to 23.1% for the same quarter a year ago. The increase in the effective tax rate was primarily due to the relative impact of the increase in operating income, quarter over quarter.
Due to the above changes, net income increased 33% for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021.
For the six months ended December 31, 2021, total revenue increased 12%, or $107,791, over the six months ended December 31, 2020. Total revenue less deconversion fee and acquisition and divestiture revenues of $30,627 and $202, respectively, for the current fiscal year period and deconversion fee and acquisition and divestiture revenues of $8,037 and $1,182, respectively, for the prior fiscal year period, results in a 10% increase for the period compared to the same period a year ago. This total revenue increase was primarily driven by growth in public and private cloud revenue, card, remittance, and transaction and digital processing revenues, and increased implementation fee revenue.
Operating expenses for the six months ended December 31, 2021, increased 9% compared to the equivalent period in the prior fiscal year, primarily due to increased direct costs, higher personnel costs, and increased operating licenses and fees. The increased direct costs were primarily related to our card payment processing platform and Jack Henry digital and were in alignment with the increases in revenue described above. Higher personnel costs were primarily related to salary increases in the trailing twelve months.
Operating income increased 23% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. Operating income less deconversion fee operating income of $27,540 and adjusted for acquisition and divestiture operating loss of $66 for the current fiscal year period, and less deconversion fee operating income of $7,138 and income from divestitures and a gain on disposals totaling $2,409 for the prior fiscal year period, results in a 15% increase for the six months ended December 31, 2021, compared to the same period a year ago. This increase was primarily driven by revenue growth described above partially offset by increased operating expenses, as detailed above.
The provision for income taxes increased 27% for the six months ended December 31, 2021, compared to the prior fiscal year-to-date period. The effective tax rate for the six months ended December 31, 2021, was 23.5% compared to 22.7% for the prior fiscal year-to-date period. The effective tax rate increase was primarily driven by the relative impact of the increase in operating income in the current fiscal year-to-date period and a larger excess tax benefit received from share-based compensation in the prior fiscal year-to-date period.
The result of the above changes led to net income that increased 21% for the six months ended December 31, 2021, compared to the same period in the prior fiscal year.
We move into the third quarter of fiscal 2022 with optimism following strong performance in the second quarter, but with some uncertainty as to the future impact of the COVID-19 pandemic (see "COVID-19 Impact and Response" section above). Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2021, follows. Discussions compare the current fiscal year's three and six months ended December 31, 2021, to the prior fiscal year's three and six months ended December 31, 2020.

REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Services and Support	$296,211	$250,873	18%	$593,704	$531,870	12%
Percentage of total revenue	60%	59%		60%	61%
Services and support revenue increased 18% for the second quarter of fiscal 2022 compared to the same quarter a year ago. Total services and support revenue less deconversion fee revenue for the current and prior fiscal quarter of $26,903 and $2,155, respectively, results in growth of 8%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenues as new customers were added and volumes continued to expand, as well as higher implementation and conversion/merger revenues when compared to the prior fiscal quarter.
For the six months ended December 31, 2021, services and support revenue increased 12% compared to the same period a year ago. Total services and support revenue less deconversion fee revenue for the current and prior fiscal periods of $30,627 and $8,037, respectively, and for revenue from acquisitions and divestitures of $1,181 from the prior fiscal year period, results in growth of 8% period over period. This increase was primarily driven by growth in data processing and hosting fee revenues, as new customers were added and volumes continued to expand, as well as higher implementation fee and software usage fee revenues when compared to the prior fiscal period.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Processing	$197,685	$171,488	15%	$388,248	$342,291	13%
Percentage of total revenue	40%	41%		40%	39%
Processing revenue increased 15% for the second quarter of fiscal 2022 compared to the same quarter a year ago. The increase was driven by growth in card, Jack Henry digital, and remittance processing revenues, as customers were added and volumes expanded during the fiscal quarter compared to the prior fiscal quarter.
Each processing revenue component also experienced customer additions and volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 13% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Cost of Revenue	$282,825	$257,782	10%	$559,460	$520,711	7%
Percentage of total revenue	57%	61%		57%	60%
Cost of revenue for the second quarter of fiscal 2022 increased 10% over the prior fiscal year second quarter. Total cost of revenue less the effects of deconversion fees, which were $1,601 for the current fiscal quarter and $213 for the prior fiscal quarter, and the effects of acquisitions and divestitures of $67 for the current fiscal quarter, results in a 9% increase quarter over quarter. This increase was primarily due to higher direct costs associated with our card processing platform, higher personnel costs, and increased operating licenses and fees. Cost of revenue decreased 4% compared to the prior fiscal quarter as a percentage of total revenue.
For the current fiscal year-to-date period, cost of revenue increased 7% over the prior fiscal year-to-date period. This increase in costs was primarily due to higher costs associated with our card processing platform and operating licenses and fees. Cost of revenue decreased 3% compared to the prior fiscal year-to-date period as a percentage of total revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Research and Development	$29,916	$26,780	12%	$56,670	$52,837	7%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense increased 12% for the second quarter of fiscal 2022 over the prior fiscal second quarter. The increase was primarily due to higher personnel costs, net of capitalization, quarter over quarter. Research and development expense remained consistent compared to the prior fiscal second quarter as a percentage of total revenue.
For the current fiscal year-to-date period, research and development expense increased 7% over the prior fiscal year-to-date period. The increase was primarily due to higher personnel costs, net of capitalization, period over period. Research and development expense remained consistent compared to the prior fiscal year-to-date period as a percentage of total revenue.
The growth of this expense category in both the second quarter and year-to-date fiscal periods reflects our continuing commitment to the development of strategic products.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Selling, General, and Administrative	$55,493	$44,167	26%	$106,565	$89,393	19%
Percentage of total revenue	11%	10%		11%	10%
Selling, general, and administrative expense increased 26% in the second quarter of fiscal 2022 over the same quarter a year ago. Total selling, general, and administrative expenses less deconversion-related expenses, which were $946 for the current fiscal quarter and $24 for the prior fiscal quarter, and the effects of acquisitions and divestitures of $10 in the current fiscal quarter and an adjustment for gain on disposals in the prior fiscal quarter of $2,040, results in an 18% increase quarter over quarter. This increase was primarily due to higher personnel costs related to a 2% growth in headcount and salary increases in the trailing twelve months. Selling, general, and administrative expense increased 1% as a percentage of total revenue in fiscal second quarter versus the prior fiscal second quarter.
For the fiscal year-to-date period, selling, general, and administrative expense increased 19% over the prior fiscal year-to-date period. Total selling, general, and administrative expenses less deconversion-related expenses from each period, which were $1,149 for the current fiscal period and $250 for the prior fiscal period, and less the effects of acquisitions and divestitures, which were $20 for the current fiscal period and $28 for the prior fiscal period, and adjusted for a gain on disposals of $2,040 in the prior fiscal period, results in a 16% increase period over period. This increase was primarily due to higher personnel costs related to a 2% growth in headcount and salary increases in the trailing twelve months. Selling, general, and administrative expense increased 1% as a percentage of total revenue for the current fiscal period versus the year-ago fiscal period.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Interest Income	$6	$52	(88)%	$13	$120	(89)%
Interest Expense	$(447)	$(117)	282%	$(696)	$(235)	196%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the second quarter of fiscal 2022 compared to the second quarter a year ago. Interest expense increased when compared to the prior fiscal quarter due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was a $240,000 outstanding balance under the credit facility at December 31, 2021, and no outstanding balance at December 31, 2020. The credit facility balance increase was primarily due to the increase in the Company's repurchases of common stock for the treasury during the trailing twelve months.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Provision for Income Taxes	$29,551	$21,585	37%	$60,791	$47,907	27%
Effective Rate	23.6%	23.1%		23.5%	22.7%
The increase in the effective tax rate for the second quarter of fiscal 2022 compared to the same quarter a year ago was primarily due to the relative impact of the increase in operating income, quarter over quarter.
The increase in effective tax rate for the current fiscal year-to-date period compared to the prior fiscal year-to-date period was primarily due to the relative impact of the increase in operating income in the current fiscal period and a larger excess tax benefit received from share-based compensation in the prior fiscal period.

NET INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Net income	$95,670	$71,982	33%	$197,783	$163,198	21%
Diluted earnings per share	$1.30	$0.94		$2.68	$2.13
Net income increased 33% to $95,670, or $1.30 per diluted share, for the second quarter of fiscal 2022 compared to $71,982, or $0.94 per diluted share in the prior fiscal second quarter, resulting in a 38% increase in diluted earnings per share.
Net income increased 21% to $197,783, or $2.68 per diluted share, for the current fiscal year-to-date period, compared to $163,198, or $2.13 per diluted share in the prior fiscal year-to-date period, resulting in a 25% increase in diluted earnings per share.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, and network security management, consulting, and monitoring, that can be integrated with our core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating costs not directly attributable to the other three segments.

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Revenue	$154,878	$134,948	15%	$320,163	$288,103	11%
Cost of Revenue	$64,554	$58,485	10%	$131,456	$122,347	7%
Revenue in the Core segment increased 15% and cost of revenue increased 10% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Core revenue less deconversion fee revenue for the second quarter of $10,853 and less deconversion fee revenue of $882 for the prior fiscal second quarter, results in a 7% increase, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenue. Cost of revenue decreased 2% as a percentage of revenue for the second quarter of fiscal 2022 compared to the prior fiscal second quarter.
For the six months ended December 31, 2021, revenue in the Core segment increased 11% compared to the prior fiscal year-to-date period. Core revenue less deconversion fee revenue in both periods, which totaled $13,021 for the current fiscal period and $2,934 for the prior fiscal period and revenue from acquisitions and divestitures of $1,182 from the prior fiscal period, results in an 8% increase, period over period. This increase was primarily driven by the growth in data processing and hosting fee revenue. Cost of revenue decreased 1% as a percentage of revenue for year-to-date fiscal 2022 compared to the year-ago period.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Revenue	$182,528	$155,182	18%	$352,150	$311,915	13%
Cost of Revenue	$95,570	$86,455	11%	$188,795	$172,783	9%
Revenue in the Payments segment increased 18% for the second quarter of fiscal 2022 compared to the prior fiscal quarter. Payments revenue less deconversion fee revenue in both periods, which totaled $7,933 for the second quarter of fiscal 2022 and $674 for the prior fiscal second quarter, results in a 13% increase, quarter over quarter. This growth was primarily due to increased card and remittance fee revenue within processing. Cost of revenue decreased 3% as a percentage of revenue for the second quarter of fiscal 2022 compared to the same quarter of fiscal 2021.
For the six months ended December 31, 2021, revenue in the Payments segment increased 13% compared to the same period a year ago. Payments revenue less deconversion fee revenue in both periods, which totaled $8,381 for year-to-date fiscal 2022 and $2,521 for year-to-date fiscal 2021, results in an 11% increase period over period. This Payments revenue growth was primarily due to increased card and remittance revenue within processing. Cost of revenue as a percentage of revenue decreased 2% for year-to-date fiscal 2022 compared to the same period of fiscal 2021.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Revenue	$141,724	$121,408	17%	$283,205	$251,762	12%
Cost of Revenue	$58,151	$52,407	11%	$113,635	$104,431	9%
Revenue in the Complementary segment increased 17% for the second quarter of fiscal 2022 compared to the same quarter of the prior fiscal year. Complementary revenue less deconversion fee revenue in both periods, which totaled $7,917 for the second quarter of fiscal 2022 and $509 for the prior fiscal second quarter, and less acquisitions and divestitures revenue in the current quarter of $96, results in an 11% increase, quarter over quarter. This growth was primarily driven by growth in Jack Henry digital and hosting fee revenues. Cost of revenue as a percentage of revenue decreased 2% for the second quarter of fiscal 2022 compared to the same quarter of fiscal 2021.
For the six months ended December 31, 2021, revenue in the Complementary segment increased 12% compared to the same period last fiscal year. Complementary revenue less deconversion fee revenue in both periods, which totaled $9,014 for year-to-date fiscal 2022 and $2,509 for year-to-date fiscal 2021, and less acquisitions and divestitures revenue in the current fiscal year-to-date period of $202, results in a 10% increase period over period. This increase in Complementary revenue was primarily driven by growth in Jack Henry digital and hosting fee revenues. Cost of revenue decreased 1% as a percentage of revenue for year-to-date fiscal 2022 compared to the same period of fiscal 2021.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2021	2020		2021	2020
Revenue	$14,766	$10,823	36%	$26,434	$22,381	18%
Cost of Revenue	$64,550	$60,435	7%	$125,574	$121,150	4%
Revenue in the Corporate and Other segment increased 36% for the second quarter of fiscal 2022 compared to the same quarter of the prior fiscal year and increased 18% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The quarter-over-quarter increase was primarily due to higher services and support revenue, including an increase in hardware revenue. Revenue classified in the Corporate and Other segment includes revenue from other products and services and hardware not specifically attributed to any of the other three segments.
The increased cost of revenue for the fiscal 2022 second quarter and year-to-date periods of 7% and 4%, respectively, when compared to the prior respective fiscal periods, was primarily due to higher operating licenses and fees for both comparisons.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $29,120 at December 31, 2021, from $50,992 at June 30, 2021.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2021	2020
Net income	$197,783	$163,198
Non-cash expenses	113,293	104,200
Change in receivables	70,468	87,518
Change in deferred revenue	(119,822)	(126,134)
Change in other assets and liabilities	(64,371)	(34,798)
Net cash provided by operating activities	$197,351	$193,984
Cash provided by operating activities for the first six months of fiscal 2022 increased 2% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first six months of fiscal 2022 totaled $101,052 and included: $71,353 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $22,373; and $7,364 for the purchase and development of internal use software. Uses of cash were partially offset by proceeds from dispositions of $38. Cash used in investing activities for the first six months of fiscal 2021 totaled $82,544 and included: $62,804 for the development of software; $12,100 for purchase of investments; capital expenditures of $9,543; and $4,254 for the purchase and development of internal use software. Uses of cash were partially offset by proceeds from dispositions of $6,157.
Financing activities used cash of $118,171 for the first six months of fiscal 2022 and included $193,917 for purchases of treasury stock; $80,065 repayment on the revolving credit facility and payments on financing leases, and $67,696 for the payment of dividends to stockholders. Uses of cash were partially offset by borrowings on credit facilities of $220,000 and $3,507 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $177,023 in the first six months of fiscal 2021 and included: $109,899 for the purchase of treasury shares; $65,516 for the payment of dividends to stockholders; $1,551 from the issuance of stock and tax withholding related to stock-based compensation; and $57 for payments on financing leases.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $22,373 and $9,543 for the six months ended December 31, 2021, and December 31, 2020, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2022 are not expected to exceed $52,000 and will be primarily funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2021, there were 31,043 shares of treasury stock, and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at December 31, 2021, was $1,807,119. During the first six months of fiscal 2022, the Company repurchased 1,250 shares for the treasury. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021, was $1,613,202. During the first six months of fiscal 2021, the Company repurchased 675 shares for the treasury and, the Company repurchased 2,800 shares for the treasury during all of fiscal 2021.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of December 31, 2021, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was a $240,000 outstanding balance under the credit facility at December 31, 2021, and $100,000 outstanding balance at June 30, 2021. The increase in the outstanding credit facility balance was primarily due to the increase in the Company's repurchases of common stock during the current fiscal year-to-date period compared to repurchases during the prior fiscal year-to-date period.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at December 31, 2021, and June 30, 2021.

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
We have $240,000 outstanding debt with variable interest rates as of December 31, 2021, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,400.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2021, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the fiscal quarter ended December 31, 2021:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2021	—	$—	—	5,197,713
November 1 - November 30, 2021	800,000	154.44	800,000	4,397,713
December 1 - December 31, 2021	450,000	156.37	450,000	3,947,713
Total	1,250,000	155.13	1,250,000	3,947,713
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021 were for 35 million shares. The Company has repurchased 31,042,903 shares under these authorizations. The authorizations have no specific dollar or share price targets and no expiration dates.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2021, and June 30, 2021, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2021, and 2020, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2021, and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021, and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 9, 2022	/s/ David B. Foss
David B. Foss
Board Chair and Chief Executive Officer

Date:	February 9, 2022	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer