Form 10-Q
period 2022-03-31
HENRY JACK & ASSOCIATES INC
filed 2022-05-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of April 28, 2022, the Registrant had 72,861,807 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	March 31, 2022	June 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,797	$50,992
Receivables, net	222,696	306,564
Income tax receivable	4,958	30,243
Prepaid expenses and other	126,174	109,723
Deferred costs	57,072	46,215
Assets held for sale	20,201	—
Total current assets	470,898	543,737
PROPERTY AND EQUIPMENT, net	215,331	252,481
OTHER ASSETS:
Non-current deferred costs	136,425	127,205
Computer software, net of amortization	398,760	368,094
Other non-current assets	263,937	249,210
Customer relationships, net of amortization	72,541	81,842
Other intangible assets, net of amortization	26,753	26,129
Goodwill	687,458	687,458
Total other assets	1,585,874	1,539,938
Total assets	$2,272,103	$2,336,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,415	$18,485
Accrued expenses	155,476	182,517
Notes payable and current maturities of long-term debt	101	110
Deferred revenues	150,169	319,748
Total current liabilities	320,161	520,860
LONG-TERM LIABILITIES:
Non-current deferred revenues	67,444	75,852
Deferred income tax liability	276,439	260,758
Debt, net of current maturities	225,002	100,083
Other long-term liabilities	54,449	59,311
Total long-term liabilities	623,334	496,004
Total liabilities	943,495	1,016,864
STOCKHOLDERS' EQUITY
Preferred stock -$1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,895,934 shares issued at March 31, 2022; 103,795,169 shares issued at June 30, 2021	1,039	1,038
Additional paid-in capital	543,077	518,960
Retained earnings	2,591,610	2,412,496
Less treasury stock at cost 31,042,903 shares at March 31, 2022; 29,792,903 shares at June 30, 2021	(1,807,118)	(1,613,202)
Total stockholders' equity	1,328,608	1,319,292
Total liabilities and equity	$2,272,103	$2,336,156
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUE	$478,260	$433,776	$1,460,212	$1,307,938

EXPENSES
Cost of Revenue	282,339	267,770	841,799	788,481
Research and Development	30,725	27,395	87,394	80,233
Selling, General, and Administrative	53,607	47,408	160,172	136,801
Total Expenses	366,671	342,573	1,089,365	1,005,515

OPERATING INCOME	111,589	91,203	370,847	302,423

INTEREST INCOME (EXPENSE)
Interest Income	3	24	16	144
Interest Expense	(691)	(290)	(1,387)	(525)
Total Interest Income (Expense)	(688)	(266)	(1,371)	(381)

INCOME BEFORE INCOME TAXES	110,901	90,937	369,476	302,042

PROVISION FOR INCOME TAXES	26,194	19,528	86,986	67,435

NET INCOME	$84,707	$71,409	$282,490	$234,607

Basic earnings per share	$1.16	$0.95	$3.84	$3.09
Basic weighted average shares outstanding	72,835	75,357	73,477	76,022

Diluted earnings per share	$1.16	$0.95	$3.84	$3.08
Diluted weighted average shares outstanding	73,019	75,431	73,619	76,141

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,860,246	103,736,703	103,795,169	103,622,563
Shares issued for equity-based payment arrangements	15,053	6,479	41,586	84,893
Shares issued for Employee Stock Purchase Plan	20,635	22,596	59,179	58,322
Shares, end of period	103,895,934	103,765,778	103,895,934	103,765,778

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,039	$1,037	$1,038	$1,036
Shares issued for equity-based payment arrangements	—	—	—	1
Shares issued for Employee Stock Purchase Plan	—	1	1	1
Balance, end of period	$1,039	$1,038	$1,039	$1,038

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$535,493	$503,205	$518,960	$495,005
Shares issued for equity-based payment arrangements	—	—	—	(1)
Tax withholding related to share-based compensation	(1,711)	(493)	(3,709)	(7,181)
Shares issued for Employee Stock Purchase Plan	3,019	2,881	8,523	8,018
Stock-based compensation expense	6,276	5,207	19,303	14,959
Balance, end of period	$543,077	$510,800	$543,077	$510,800

RETAINED EARNINGS:
Balance, beginning of period	$2,542,583	$2,332,509	$2,412,496	$2,235,320
Cumulative effect of Accounting Standards Update adoption (Note 1)	—	—	—	(493)
Net income	84,707	71,409	282,490	234,607
Dividends	(35,680)	(34,262)	(103,376)	(99,778)
Balance, end of period	$2,591,610	$2,369,656	$2,591,610	$2,369,656

TREASURY STOCK:
Balance, beginning of period	$(1,807,118)	$(1,291,572)	$(1,613,202)	$(1,181,673)
Purchase of treasury shares	—	(274,479)	(193,916)	(384,378)
Balance, end of period	$(1,807,118)	$(1,566,051)	$(1,807,118)	$(1,566,051)

TOTAL STOCKHOLDERS' EQUITY	$1,328,608	$1,315,443	$1,328,608	$1,315,443

Dividends declared per share	$0.49	$0.46	$1.41	$1.32

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$282,490	$234,607
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	38,339	39,816
Amortization	94,563	92,189
Change in deferred income taxes	15,681	13,205
Expense for stock-based compensation	19,303	14,959
(Gain)/loss on disposal of assets	301	(2,206)
Changes in operating assets and liabilities:
Change in receivables	83,868	92,716
Change in prepaid expenses, deferred costs and other	(51,255)	(34,886)
Change in accounts payable	2,609	(1,529)
Change in accrued expenses	(33,400)	(19,164)
Change in income taxes	26,885	13,629
Change in deferred revenues	(177,987)	(177,021)
Net cash from operating activities	301,397	266,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(2,300)
Capital expenditures	(28,386)	(14,916)
Proceeds from dispositions	38	6,187
Purchased software	(7,726)	(5,820)
Computer software developed	(108,950)	(95,991)
Purchase of investments	—	(13,300)
Net cash from investing activities	(145,024)	(126,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	292,000	200,000
Repayments on credit facilities and financing leases	(167,091)	(86)
Purchase of treasury stock	(193,916)	(384,378)
Dividends paid	(103,376)	(99,778)
Proceeds from issuance of common stock upon exercise of stock options	—	1
Tax withholding payments related to share-based compensation	(3,709)	(7,182)
Proceeds from sale of common stock	8,524	8,019
Net cash from financing activities	(167,568)	(283,404)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(11,195)	$(143,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$50,992	$213,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,797	$70,116
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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2022, and 2021, equals the Company’s net income.
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
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date period ended March 31, 2022, and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Allowance for credit losses - beginning balance	$7,733	$6,830	$7,267	$6,719
Cumulative effect of accounting standards update adoption	—	—	—	493
Current provision for expected credit losses	360	540	1,200	1,450
Write-offs charged against allowance	(381)	(252)	(754)	(1,538)
Recoveries of amounts previously written off	—	—	(1)	(4)
Other	—	—	—	(2)
Allowance for credit losses - ending balance	$7,712	$7,118	$7,712	$7,118

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2022, totaled $445,706 and at June 30, 2021, totaled $435,169.
During the three months ended March 31, 2022, the Company received an offer to purchase one of its facilities and management has committed to a plan to sell the facility. At March 31, 2022, the facility included assets with a carrying value of approximately $20,201. Although management has not committed to a sale, a sale of the facility is likely, and the Company expects to record a gain on the sale upon closing. Total assets held for sale by the Company at March 31, 2022 and June 30, 2021 were $20,201 and zero, respectively, and were included in assets held for sale on the Company's balance sheets and were not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally three to twenty years.  Accumulated amortization of intangible assets totaled $998,527 and $921,050 at March 31, 2022, and June 30, 2021, respectively.
Purchase of Investments
At March 31, 2022, and June 30, 2021, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks") of $13,250, which represented a non-controlling share of the voting equity as of each date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line-of-credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at March 31, 2022, was $1,807,118. During the first nine months of fiscal 2022, the Company repurchased 1,250 shares. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021, was $1,613,202. During the first nine months of fiscal 2021, the Company repurchased 2,500 shares.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2022, the results of its operations for the three and nine months ended March 31, 2022, and 2021, changes in stockholders' equity for the three and nine months ended March 31, 2022, and 2021, and its cash flows for the nine months ended March 31, 2022, and 2021. The condensed consolidated balance sheet at June 30, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Risks and Uncertainties
The extent to which the COVID-19 pandemic will directly or indirectly impact our business and financial results, including revenue, expenses, cost of revenues, research and development, and selling, general and administrative expenses, will depend on future developments that are highly uncertain, such as new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19 (including the efficacy of vaccines against new variants and the development and effectiveness of treatments), as well as the economic impact on local, regional, national and international customers and markets. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022, and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.

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
Not Yet Adopted
In October of 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt the ASU effective July 1, 2023, and will apply it prospectively to business combinations occurring on or after that date.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Private and Public Cloud[1]	$142,808	$128,703	$416,791	$374,160
Product Delivery and Services	62,349	49,235	193,363	154,547
On-Premise Support[2]	77,764	76,701	266,471	257,802
Services and Support	282,921	254,639	876,625	786,509

Processing	195,339	179,137	583,587	521,429

Total Revenue	$478,260	$433,776	$1,460,212	$1,307,938
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
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2022	June 30, 2021
Receivables, net	$222,696	$306,564
Contract Assets - Current	19,899	22,884
Contract Assets - Non-current	59,601	52,920
Contract Liabilities (Deferred Revenue) - Current	150,169	319,748
Contract Liabilities (Deferred Revenue) - Non-current	67,444	75,852
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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $92,147 and $80,722, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2022 and 2021, the Company recognized revenue of $225,424 and $211,735, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2022, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,187,412. The Company expects to recognize approximately 25% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $354,373 and $314,807 at March 31, 2022 and June 30, 2021, respectively.
For the three months ended March 31, 2022 and 2021, amortization of deferred contract costs was $31,444 and $29,384, respectively. During the nine months ended March 31, 2022, and 2021, amortization of deferred contract costs totaled $99,441 and $92,004, respectively.

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

Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$225,000	$—	$225,000
June 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000

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
At March 31, 2022, and June 30, 2021, the Company had operating lease assets of $49,170 and $55,977 and financing lease assets of $100 and $188, respectively. At March 31, 2022, total operating lease liabilities of $53,845 were comprised of current operating lease liabilities of $10,938 and noncurrent operating lease liabilities of $42,907, and total financing lease liabilities of $103 were comprised of current financing lease liabilities of $101 and noncurrent financing lease liabilities of $2. At June 30, 2021, total operating lease liabilities of $60,828 were comprised of current operating lease liabilities of $11,460 and noncurrent operating lease liabilities of $49,368, and total financing lease liabilities of $193 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $83.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $29,413 and $23,813 as of March 31, 2022, and June 30, 2021, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $231 and $153 as of March 31, 2022, and June 30, 2021, respectively.

Operating lease costs for the three months ended March 31, 2022, and 2021, were $3,182 and $3,573, respectively. Financing lease costs for the three months ended March 31, 2022, and 2021, were $25 and $30, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $640 and $1,015, respectively. Operating lease costs for the nine months ended March 31, 2022, and 2021, were $9,942 and $11,312, respectively. Financing lease costs for the nine months ended March 31, 2022, and 2021, were $80 and $92, respectively. Total operating and financing lease costs for the respective fiscal year-to-date periods included variable lease costs of approximately $1,480 and $3,205. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the nine months ended March 31, 2022, and 2021, the Company had operating cash flows for payments on operating leases of $9,947 and $10,121, respectively, and ROU assets obtained in exchange for operating lease liabilities of $1,985 and $4,746, respectively. Financing cash flows for payments on financing leases for the nine months ended March 31, 2022, and 2021, were $83 and $91, respectively.
As of March 31, 2022, and June 30, 2021, the weighted average remaining lease term for the Company's operating leases was 77 months and 81 months, respectively, and the weighted average discount rate was 2.61% and 2.67%, respectively. As of March 31, 2022, and June 30, 2021, the weighted average remaining lease term for the Company's financing leases was 12 months and 21 months, respectively. The weighted average discount rate for the Company's financing leases was 2.36% and 2.39% as of March 31, 2022, and June 30, 2021, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2022*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2022 (remaining period)	$3,169
2023	11,859
2024	10,149
2025	7,390
2026	6,468
Thereafter	19,561
Total lease payments	$58,596
Less: interest	(4,751)
Present value of lease liabilities	$53,845
*Financing leases were immaterial to the fiscal quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments included $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2022, the Company had approximately $1,418 in legally binding lease payments for two leases that were signed but not yet commenced. The lease commencement dates are July 1, 2022 and November 1, 2022, and the lease terms are 84 months and 60 months, respectively.

NOTE 6.    DEBT
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2022, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $225,000 outstanding under the credit facility at March 31, 2022, and $100,000 outstanding balance at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at March 31, 2022, or June 30, 2021.
Interest
The Company paid interest of $1,235 and $525 during the nine months ended March 31, 2022, and 2021, respectively.

NOTE 7.    INCOME TAXES
Provision for income taxes increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, with an effective tax rate of 23.6% of income before income taxes, compared to 21.5% in the prior-year fiscal quarter. The increase in the effective tax rate comparing the three-month periods ended March 31 was primarily due to differences in the impact of increases in operating income relative to the impact of other items affecting the effective tax rate in the current period, the most significant of which are federal and state income tax credits.
For the nine months ended March 31, 2022, provision for income taxes increased compared to the nine months ended March 31, 2021, with an effective tax rate of 23.5% of income before income taxes, compared to 22.3% for the same period last fiscal year. The increase in the effective tax rate comparing the fiscal year-to-date periods ended March 31 was primarily due to the relative impact of the increase in operating income in the current fiscal year-to-date period and a larger excess tax benefit received from share-based compensation in the prior fiscal year-to-date period.
The Company paid income taxes, net of refunds, of $44,245 and $40,440 in the nine months ended March 31, 2022, and 2021, respectively.
At March 31, 2022, the Company had $10,000 of gross unrecognized tax benefits before interest and penalties, $9,267 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,542 and $2,035 related to uncertain tax positions at March 31, 2022, and 2021, respectively.
The U.S. federal and state income tax returns for fiscal 2018 and all subsequent years remain subject to examination as of March 31, 2022, under statute of limitations rules. The Company anticipates reductions of the unrecognized tax benefits balance of $3,500 to $4,500 within twelve months of March 31, 2022, due to potential changes from lapsing statutes of limitations and examination closures.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2022, and 2021, included $6,276 and $5,207 of stock-based compensation costs, respectively. Our operating income for the nine months ended March 31, 2022, and 2021, included $19,303 and $14,959 of stock-based compensation costs, respectively.
Stock Options
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000. For stock options, terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted. The option period must expire not more than ten years from the option grant date. The options terminate upon surrender of the option, ninety days after termination of employment, or upon the expiration of one year following notification of a deceased optionee. The options granted under this plan are exercisable beginning three years after the grant date at an exercise price equal to 100% of the fair market value of the stock at the grant date.

A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2021	22	$87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	87.27
Outstanding March 31, 2022	12	$87.27	$1,283
Vested and Expected to Vest March 31, 2022	12	$87.27	$1,283
Exercisable March 31, 2022	12	$87.27	$1,283
At March 31, 2022, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of March 31, 2022, was 4.25 years.
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested performance and restricted stock unit awards as of March 31, 2022:

	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2021	294	$160.22
Granted	133	178.36
Vested	(63)	143.93
Forfeited	(50)	191.11
Outstanding March 31, 2022	314	$166.25	$61,821
The 133 unit awards granted in fiscal 2022 had service requirements and performance targets, with 85 having only service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
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
At March 31, 2022, there was $23,813 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.32 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Income	$84,707	$71,409	$282,490	$234,607
Common share information:
Weighted average shares outstanding for basic earnings per share[1]	72,835	75,357	73,477	76,022
Dilutive effect of stock options and restricted stock	184	74	142	119
Weighted average shares outstanding for diluted earnings per share[1]	73,019	75,431	73,619	76,141
Basic earnings per share[2]	$1.16	$0.95	$3.84	$3.09
Diluted earnings per share[2]	$1.16	$0.95	$3.84	$3.08
1The change in weighted average shares outstanding is primarily due to the weighted effect of the Company's repurchase of 2,800 shares of common stock during all of fiscal 2021 (2,500 shares repurchased during the first three quarters of fiscal 2021) and the repurchase of 1,250 shares during fiscal year-to-date 2022.
2Common stock repurchases during the trailing twelve months contributed $0.02 to diluted earnings per share for the third fiscal quarter and $0.05 for year-to-date fiscal 2022.

Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2022, and 2021. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were nominal and 10 anti-dilutive stock options or restricted stock units excluded for the three and nine months ended March 31, 2022, respectively, and there were none excluded for both the three and nine months ended March 31, 2021.

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
Immaterial adjustments were made to reclassify cost of revenue in the quarter and year-to-date periods of fiscal 2021 from the Core segment to the Corporate and Other segment to be consistent with the current allocation of cost of revenue by segment. The amounts reclassified for the three and nine months ended March 31, 2021 were $34 and $97, respectively.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.

	Three Months Ended
	March 31, 2022
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$141,194	$22,455	$107,730	$11,542	$282,921
Processing	9,605	155,092	29,980	662	195,339
Total Revenue	150,799	177,547	137,710	12,204	478,260

Cost of Revenue	66,576	94,628	58,957	62,178	282,339
Research and Development					30,725
Selling, General, and Administrative					53,607
Total Expenses					366,671

SEGMENT INCOME	$84,223	$82,919	$78,753	$(49,974)

OPERATING INCOME					111,589

INTEREST INCOME (EXPENSE)					(688)

INCOME BEFORE INCOME TAXES					$110,901

	Three Months Ended
	March 31, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$126,400	$15,978	$100,421	$11,840	$254,639
Processing	8,749	144,863	25,010	515	179,137
Total Revenue	135,149	160,841	125,431	12,355	433,776

Cost of Revenue	63,225	87,628	54,207	62,710	267,770
Research and Development					27,395
Selling, General, and Administrative					47,408
Total Expenses					342,573

SEGMENT INCOME	$71,924	$73,213	$71,224	$(50,355)

OPERATING INCOME					91,203

INTEREST INCOME (EXPENSE)					(266)

INCOME BEFORE INCOME TAXES					$90,937

	Nine Months Ended
	March 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	442,730	62,049	335,174	36,672	876,625
Processing	28,232	467,648	85,741	1,966	583,587
Total Revenue	470,962	529,697	420,915	38,638	1,460,212

Cost of Revenue	198,032	283,423	172,593	187,751	841,799
Research and Development					87,394
Selling, General, and Administrative					160,172
Total Expenses					1,089,365

SEGMENT INCOME	$272,930	$246,274	$248,322	$(149,113)

OPERATING INCOME					370,847

INTEREST INCOME (EXPENSE)					(1,371)

INCOME BEFORE INCOME TAXES					$369,476

	Nine Months Ended
	March 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$397,744	$47,090	$307,798	$33,877	$786,509
Processing	25,509	425,666	69,395	859	521,429
Total Revenue	423,253	472,756	377,193	34,736	1,307,938

Cost of Revenue	185,571	260,411	158,638	183,861	788,481
Research and Development					80,233
Selling, General, and Administrative					136,801
Total Expenses					1,005,515

SEGMENT INCOME	$237,682	$212,345	$218,555	$(149,125)

OPERATING INCOME					302,423

INTEREST INCOME (EXPENSE)					(381)

INCOME BEFORE INCOME TAXES					$302,042

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11: SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended March 31, 2022.

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
COVID-19 Impact and Response
Since its outbreak in early calendar 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site, and we suspended all non-essential business travel. This company-wide recommendation initially extended until July 1, 2021, at which point we began transition to a return to our facilities and normalization of travel activities. However, we reimplemented our company-wide recommendation for remote work on August 3, 2021, based on new virus variants and increased infection rates. As of April 29, 2022, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity. We have announced that our official return-to-office date is September 6, 2022, though employees can voluntarily return to the office on May 2, 2022. Individual decisions on returning to the office will be manager-coordinated and based on conversations with specific teams and departments. A large number of our employees have requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. While our business travel has increased in recent months, we continue to encourage a cautious approach to business travel activities.
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

Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2021 and the first nine months of fiscal 2022, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the effectiveness of vaccines against new variants; the development and effectiveness of treatments; the effect on the economy generally; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers.
RESULTS OF OPERATIONS
For the third quarter of fiscal 2022, total revenue increased 10%, or $44,484, compared to the same quarter in fiscal 2021. Total revenue less deconversion fee and acquisition and divestiture revenues of $17,431 and $71, respectively, for the current fiscal quarter and less deconversion fee revenues of $4,367 for the prior fiscal quarter, results in an increase of 7%, quarter over quarter. This increase was primarily driven by growth in public and private cloud, transaction and digital, remittance processing, card processing, and implementation fee revenues.
Operating expenses increased 7% for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, primarily due to increased direct costs and higher personnel costs. The increase in direct costs was primarily related to increased card volume activity processed through our card payment processing platform and Jack Henry digital and were in alignment with the increases in revenue described above. Higher personnel costs were primarily related to salary and pay-related increases in the trailing twelve months.
Operating income increased 22% for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Operating income less deconversion fee operating income of $15,482 and adjusted for acquisition and divestiture operating loss of $306 for the current fiscal quarter, and less deconversion fee operating income of $3,967 for the prior fiscal quarter, results in an 11% increase for the third quarter of fiscal 2022, quarter over quarter. This increase in operating income was primarily driven by revenue growth partially offset by increased operating expenses, as detailed above.
The provision for income taxes increased 34% for the third quarter of fiscal 2022 compared to the prior fiscal third quarter. The effective tax rate for the third quarter of fiscal 2022 was 23.6% compared to 21.5% for the same quarter a year ago. The increase in the effective tax rate was primarily due to differences in the impact of increases in operating income relative to the impact of other items affecting the effective tax rate in the current fiscal period, the most significant of which are federal and state income tax credits.
Due to the above changes, net income increased 19% for the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.
For the nine months ended March 31, 2022, total revenue increased 12%, or $152,274, over the nine months ended March 31, 2021. Total revenue less deconversion fee and acquisition and divestiture revenues of $48,058 and $273, respectively, for the current fiscal period and deconversion fee and acquisition and divestiture revenues of $12,405 and $1,182, respectively, for the prior fiscal period, results in a 9% increase for the period compared to the same period a year ago. This total revenue increase was primarily driven by growth in public and private cloud, card processing, remittance processing, transaction and digital, and implementation fee revenues.
Operating expenses for the nine months ended March 31, 2022, increased 8% compared to the equivalent period in the prior fiscal year, primarily due to increased direct costs, higher personnel costs, and increased operating licenses and fees. The increased direct costs were primarily related to increased card volume activity processed through our card payment processing platform and Jack Henry digital and were in alignment with the increases in revenue described above. Higher personnel costs were primarily related to salary and pay-related increases in the trailing twelve months.
Operating income increased 23% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. Operating income less deconversion fee operating income of $43,022 and adjusted for acquisition and divestiture operating loss of $372 for the current fiscal period, and less deconversion fee operating income of $11,105 and income from divestitures and a gain on disposals totaling $2,410 for the prior fiscal period, results in a 14% increase for the nine months ended March 31, 2022, compared to the same period a year ago. This increase was primarily driven by revenue growth described above partially offset by increased operating expenses, as detailed above.
The provision for income taxes increased 29% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The effective tax rate for the current fiscal period was 23.5% compared to 22.3% for the prior fiscal period. The effective tax rate increase was primarily due to the relative impact of the increase in operating income in the current period and a larger excess tax benefit received from share-based compensation in the prior period.
The result of the above changes led to net income that increased 20% for the nine months ended March 31, 2022, compared to the same period in the prior fiscal year.
We move into the fourth quarter of fiscal 2022 with optimism following strong performance in the third quarter, but with some uncertainty as to the future impact of the COVID-19 pandemic (see "COVID-19 Impact and Response" section above). Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these uncertain times, we believe they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2022, follows. Discussions compare the current fiscal three and nine months ended March 31, 2022, to the prior fiscal three and nine months ended March 31, 2021.

REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Services and Support	$282,921	$254,639	11%	$876,625	$786,509	11%
Percentage of total revenue	59%	59%		60%	60%
Services and support revenue increased 11% for the third quarter of fiscal 2022 compared to the same quarter a year ago. Total services and support revenue less deconversion fee revenue for the current and prior fiscal quarter of $17,431 and $4,367, respectively, results in growth of 6%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenues as new customers were added and volumes continued to expand, as well as higher implementation revenues when compared to the prior fiscal quarter.
For the nine months ended March 31, 2022, services and support revenue increased 11% compared to the same fiscal period a year ago. Total services and support revenue less deconversion fee revenue for the current and prior fiscal periods of $48,058 and $12,405, respectively, and for revenue from acquisitions and divestitures of $1,181 from the prior fiscal period, results in growth of 7% period over period. This increase was primarily driven by growth in data processing and hosting fee revenues, as new customers were added and volumes continued to expand, as well as higher implementation fee and software usage fee revenues when compared to the prior fiscal period.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Processing	$195,339	$179,137	9%	$583,587	$521,429	12%
Percentage of total revenue	41%	41%		40%	40%
Processing revenue increased 9% for the third quarter of fiscal 2022 compared to the same quarter a year ago. The increase was driven by growth in card processing, Jack Henry digital, and remote capture and ACH fee revenues, as customers were added and volumes expanded during the fiscal quarter compared to the prior fiscal quarter.
Each processing revenue component also experienced customer additions and volume growth in the fiscal year-to-date period, leading to an increase in processing revenue of 12% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Cost of Revenue	$282,339	$267,770	5%	$841,799	$788,481	7%
Percentage of total revenue	59%	62%		58%	60%
Cost of revenue for the third quarter of fiscal 2022 increased 5% over the prior fiscal year third quarter. This increase was primarily due to higher direct costs associated with increased card volume activity processed through our card processing platform and higher personnel costs. Cost of revenue decreased 3% compared to the prior fiscal quarter as a percentage of total revenue due to the impact of increased deconversion fees in the current quarter that yield higher margins.
For the current fiscal year-to-date period, cost of revenue increased 7% over the prior fiscal year-to-date period. This increase in costs was primarily due to higher costs associated with increased card volume activity processed through our card processing platform, higher personnel costs, and operating licenses and fees. Cost of revenue decreased 2% compared to the prior fiscal year-to-date period as a percentage of total revenue due to the impact of increased deconversion fees in the current period that yield higher margins.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Research and Development	$30,725	$27,395	12%	$87,394	$80,233	9%
Percentage of total revenue	6%	6%		6%	6%
Research and development expense increased 12% for the third quarter of fiscal 2022 over the prior fiscal third quarter. Total research and development expense adjusted for acquisition and divestiture research and development expense of $322 for the current fiscal quarter, results in an increase of 11%, quarter over quarter. This increase was primarily due to higher personnel costs, net of capitalization, quarter over quarter. Research and development expense remained consistent compared to the prior fiscal third quarter as a percentage of total revenue.
For the current fiscal year-to-date period, research and development expense increased 9% over the prior fiscal year-to-date period. The increase was primarily due to higher personnel costs, net of capitalization, period over period. Research and development expense remained consistent compared to the prior fiscal year-to-date period as a percentage of total revenue.
The growth of this expense category in both the third quarter and year-to-date fiscal periods reflects our continuing commitment to the development of strategic products.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Selling, General, and Administrative	$53,607	$47,408	13%	$160,172	$136,801	17%
Percentage of total revenue	11%	11%		11%	10%
Selling, general, and administrative expense increased 13% in the third quarter of fiscal 2022 over the same quarter a year ago. Total selling, general, and administrative expenses less deconversion-related expenses, which were $820 for the current fiscal quarter and $49 for the prior fiscal quarter, and the effects of acquisitions and divestitures of $10 in the current fiscal quarter, results in an 11% increase quarter over quarter. This increase was primarily due to higher personnel costs related to a 2% growth in headcount and salary and pay-related increases in the trailing twelve months. Selling, general, and administrative expense remained consistent as a percentage of total revenue in fiscal third quarter versus the prior fiscal third quarter.
For the fiscal year-to-date period, selling, general, and administrative expense increased 17% over the prior fiscal year-to-date period. Total selling, general, and administrative expenses less deconversion-related expenses from each period, which were $1,968 for the current fiscal period and $300 for the prior fiscal period, and less the effects of acquisitions and divestitures, which were $30 for the current fiscal period and $28 for the prior fiscal period, and adjusted for a gain on disposals of $2,040 in the prior fiscal period, results in a 14% increase period over period. This increase was primarily due to higher personnel costs related to a 2% growth in headcount and salary and pay-

related increases in the trailing twelve months and an increase in travel expenses. Selling, general, and administrative expense increased 1% as a percentage of total revenue for the current fiscal period versus the year-ago fiscal period.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Interest Income	$3	$24	(88)%	$16	$144	(89)%
Interest Expense	$(691)	$(290)	138%	$(1,387)	$(525)	164%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the third quarter of fiscal 2022 compared to the third quarter a year ago. Interest expense increased when compared to the prior fiscal quarter due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was a $225,000 outstanding balance under the credit facility at March 31, 2022, and $200,000 outstanding balance at March 31, 2021. The credit facility balance increase was primarily due to the increase in the Company's repurchases of common stock for the treasury during the trailing twelve months.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Provision for Income Taxes	$26,194	$19,528	34%	$86,986	$67,435	29%
Effective Rate	23.6%	21.5%		23.5%	22.3%
The increase in the effective tax rate for the third quarter of fiscal 2022 compared to the same quarter a year ago was primarily due to the differences in the impact of increases in operating income relative to the impact of other items affecting the effective tax rate in the current quarter, the most significant of which are federal and state income tax credits.
The increase in effective tax rate for the current fiscal year-to-date period compared to the prior fiscal year-to-date period was primarily due to the relative impact of the increase in operating income in the current period and a larger excess tax benefit received from share-based compensation in the prior period.

NET INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Net income	$84,707	$71,409	19%	$282,490	$234,607	20%
Diluted earnings per share	$1.16	$0.95		$3.84	$3.08
Net income increased 19% to $84,707, or $1.16 per diluted share, for the third quarter of fiscal 2022 compared to $71,409, or $0.95 per diluted share in the prior fiscal third quarter, resulting in a 23% increase in diluted earnings per share.
Net income increased 20% to $282,490, or $3.84 per diluted share, for the current fiscal year-to-date period, compared to $234,607, or $3.08 per diluted share in the prior fiscal year-to-date period, resulting in a 25% increase in diluted earnings per share.

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

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Revenue	$150,799	$135,149	12%	$470,962	$423,253	11%
Cost of Revenue	$66,576	$63,225	5%	$198,032	$185,571	7%
Revenue in the Core segment increased 12% and cost of revenue increased 5% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Core revenue less deconversion fee revenue for the third quarter of $8,154 and less deconversion fee revenue of $1,362 for the prior fiscal third quarter, results in a 7% increase, quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenue. Cost of revenue decreased 3% as a percentage of revenue for the third quarter of fiscal 2022 compared to the prior fiscal third quarter.
For the nine months ended March 31, 2022, revenue in the Core segment increased 11% compared to the prior fiscal year-to-date period. Core revenue less deconversion fee revenue in both periods, which totaled $21,176 for the current fiscal period and $4,297 for the prior fiscal period and revenue from acquisitions and divestitures of $1,182 from the prior fiscal period, results in an 8% increase, period over period. This increase was primarily driven by the growth in data processing and hosting fee revenue. Cost of revenue decreased 2% as a percentage of revenue for year-to-date fiscal 2022 compared to the year-ago period.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Revenue	$177,547	$160,841	10%	$529,697	$472,756	12%
Cost of Revenue	$94,628	$87,628	8%	$283,423	$260,411	9%
Revenue in the Payments segment increased 10% for the third quarter of fiscal 2022 compared to the prior fiscal quarter. Payments revenue less deconversion fee revenue in both periods, which totaled $4,703 for the third quarter of fiscal 2022 and $1,911 for the prior fiscal third quarter, results in a 9% increase, quarter over quarter. This growth was primarily due to increased card and remittance fee revenues within processing. Cost of revenue decreased 1% as a percentage of revenue for the third quarter of fiscal 2022 compared to the same quarter of fiscal 2021.
For the nine months ended March 31, 2022, revenue in the Payments segment increased 12% compared to the same fiscal period a year ago. Payments revenue less deconversion fee revenue in both periods, which totaled $13,084 for year-to-date fiscal 2022 and $4,433 for year-to-date fiscal 2021, results in a 10% increase period over period. This Payments revenue growth was primarily due to increased card and remittance revenues within processing. Cost of revenue as a percentage of revenue decreased 2% for year-to-date fiscal 2022 compared to the same period of fiscal 2021.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Revenue	$137,710	$125,431	10%	$420,915	$377,193	12%
Cost of Revenue	$58,957	$54,207	9%	$172,593	$158,638	9%
Revenue in the Complementary segment increased 10% for the third quarter of fiscal 2022 compared to the same quarter of the prior fiscal year. Complementary revenue less deconversion fee revenue in both periods, which totaled $4,540 for the third quarter of fiscal 2022 and $1,080 for the prior fiscal third quarter, and less acquisitions and divestitures revenue in the current quarter of $71, results in a 7% increase, quarter over quarter. This growth was primarily driven by growth in Jack Henry digital and hosting fee revenues. Cost of revenue as a percentage of revenue remained consistent for the third quarter of fiscal 2022 compared to the same quarter of fiscal 2021.

For the nine months ended March 31, 2022, revenue in the Complementary segment increased 12% compared to the same period last fiscal year. Complementary revenue less deconversion fee revenue in both periods, which totaled $13,554 for year-to-date fiscal 2022 and $3,588 for year-to-date fiscal 2021, and less acquisitions and divestitures revenue in the current fiscal year-to-date period of $273, results in a 9% increase period over period. This increase in Complementary revenue was primarily driven by growth in Jack Henry digital and hosting fee revenues. Cost of revenue decreased 1% as a percentage of revenue for year-to-date fiscal 2022 compared to the same period of fiscal 2021.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2022	2021		2022	2021
Revenue	$12,204	$12,355	(1)%	$38,638	$34,736	11%
Cost of Revenue	$62,178	$62,710	(1)%	$187,751	$183,861	2%
Revenue in the Corporate and Other segment decreased 1% for the third quarter of fiscal 2022 compared to the same quarter of the prior fiscal year and increased 11% for the fiscal year-to-date period compared to the prior fiscal year-to-date period. The fiscal year-to-date increase was primarily due to higher services and support revenue, including an increase in software usage and subscription revenues. Revenues classified in the Corporate and Other segment include revenues from other products and services and hardware not specifically attributed to any of the other three segments.
The increased cost of revenue for the fiscal 2022 year-to-date period of 2% when compared to the prior fiscal period, was primarily due to higher operating licenses and fees.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $39,797 at March 31, 2022, from $50,992 at June 30, 2021.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2022	2021
Net income	$282,490	$234,607
Non-cash expenses	168,187	157,963
Change in receivables	83,868	92,716
Change in deferred revenue	(177,987)	(177,021)
Change in other assets and liabilities	(55,161)	(41,950)
Net cash provided by operating activities	$301,397	$266,315
Cash provided by operating activities for the first nine months of fiscal 2022 increased 13% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for the first nine months of fiscal 2022 totaled $145,024 and included: $108,950 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $28,386; and $7,726 for the purchase and development of internal use software. Uses of cash were partially offset by proceeds from dispositions of $38. Cash used in investing activities for the first nine months of fiscal 2021 totaled $126,140 and included: $95,991 for the development of software; $13,300 for purchase of investments; capital expenditures of $14,916; $5,820 for the purchase and development of internal use software; and a $2,300 payment for acquisitions, net of cash acquired. Uses of cash were partially offset by proceeds from dispositions of $6,187.
Financing activities used cash of $167,568 for the first nine months of fiscal 2022 and included $193,916 for purchases of treasury stock; $167,091 for repayment on the revolving credit facility and payments on financing leases; and $103,376 for the payment of dividends to stockholders. Uses of cash were partially offset by borrowings on credit facilities of $292,000 and $4,815 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $283,404 in the first nine months of fiscal 2021 and included: $384,378 for the purchase of treasury shares; and $99,778 for the payment of dividends to stockholders; and $86 for payments on financing leases. Uses of cash were partially offset by borrowing on credit facilities of $200,000 and $838 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $28,386 and $14,916 for the nine months ended March 31, 2022, and March 31, 2021, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were primarily funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2022 are not expected to exceed $45,000 and will be primarily funded from cash generated by operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2022, there were 31,043 shares of treasury stock, and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at March 31, 2022, was $1,807,118. During the first nine months of fiscal 2022, the Company repurchased 1,250 shares for the treasury. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,198 additional shares. The total cost of treasury shares at June 30, 2021, was $1,613,202. During the first nine months of fiscal 2021, the Company repurchased 2,500 shares for the treasury and, the Company repurchased 2,800 shares for the treasury during all of fiscal 2021.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of March 31, 2022, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was a $225,000 outstanding balance under the credit facility at March 31, 2022, and $100,000 outstanding balance at June 30, 2021. The increase in the outstanding credit facility balance was primarily due to the Company's repurchases of common stock during the current fiscal year-to-date period.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at March 31, 2022, and June 30, 2021.

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
We have $225,000 outstanding debt with variable interest rates as of March 31, 2022, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,250.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the fiscal quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2022	—	$—	—	3,947,713
February 1 - February 28, 2022	—	—	—	3,947,713
March 1 - March 31, 2022	—	—	—	3,947,713
Total	—	—	—	3,947,713
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021 were for 35 million shares. The Company has repurchased 31,042,903 shares under these authorizations. The authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.     EXHIBITS

10.71    Form of Indemnification Agreement attached as Exhibit 10.71 to the Company’s Current Report on Form 8-K filed February 17, 2022

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2022, and June 30, 2021, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2022, and 2021, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2022, and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022, and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 6, 2022	/s/ David B. Foss
David B. Foss
Board Chair and Chief Executive Officer

Date:	May 6, 2022	/s/ Kevin D. Williams
Kevin D. Williams
Chief Financial Officer and Treasurer