Form 10-K
period 2022-06-30
HENRY JACK & ASSOCIATES INC
filed 2022-08-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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

On December 31, 2021, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $12,115,984,998 (based on the average of the reported high and low sales prices on Nasdaq on December 31, 2021).

As of August 15, 2022, the Registrant had 72,902,797 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2022 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the Company's fiscal year ended June 30, 2022.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc. ("JKHY") is a well-rounded financial technology company. JKHY was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for over 7,800 financial institutions and diverse corporate entities.
JKHY provides its products and services primarily to financial institutions:
•Core bank integrated data processing systems are provided to over 950 banks ranging from de novo to multi-billion-dollar institutions with assets of up to $50 billion. The number of banks we serve has decreased in the last year due to acquisitions and mergers within the banking industry, which are discussed further under the heading "Industry Background" in this Item 1. Our banking solutions support both on-premise and private cloud operating environments with three functionally distinct core processing platforms and more than 140 integrated complementary solutions.
•Core credit union data processing solutions are provided to credit unions of all sizes, with a growing client base of nearly 720 credit union customers. There is one flagship core processing platform and more than 100 integrated complementary solutions that support both on-premise and private cloud operating environments.
•Non-core highly specialized core-agnostic products and services are also provided to financial institutions. There are more than 100 complementary solutions that offer highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile solutions. These products and services enhance the performance of traditional financial services organizations of all asset sizes and charters, and non-traditional diverse corporate entities with over 7,800 customers, comprised of nearly 1,650 of our core customers included in our bank and credit union customers listed above, as well as over 6,150 other non-core customers.
Our products and services provide our customers with solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our well-rounded solutions also enable financial institutions to offer the high-demand products and services required by their customers to compete more successfully, and to capitalize on evolving trends shaping the financial services industry.
We are committed to exceeding our customers’ service-related expectations. We measure and monitor customer satisfaction using annual surveys and randomly-generated online surveys initiated each day by routine support requests. We believe the results of this extensive survey process confirm that our service consistently exceeds our customers’ expectations and generates excellent customer retention rates.
We also focus on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services, earning new financial and non-financial clients, and ensuring our product offerings are highly competitive.
The majority of our revenue is derived from support and services provided by our private cloud services for our hosted customers that are typically on a seven-year or greater contract, recurring electronic payment solutions that are also generally on a contract term of seven years or greater, and to our on-premise customers that are typically on a one-year contract. Less predictable software license fees, paid by customers implementing our software solutions on-premise, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources. Information regarding the classification of our business into four separate segments is set forth in Note 14 to the consolidated financial statements (see Item 8).
JKHY’s progress and performance have been guided by the focused work ethic and fundamental ideals fostered by the Company’s founders 46 years ago:
•Do the right thing
•Do whatever it takes
•Have fun
We recognize that our associates and their collective contribution are ultimately responsible for JKHY’s past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we believe we have established an organizational culture that sustains high levels of employee engagement. For further discussion of our human capital considerations, see "Human Capital" below.
COVID-19 Impact and Response
Since its outbreak in early calendar 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In

March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site, and we suspended all non-essential business travel. As of August 15, 2022, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity. We have announced that our official return-to-office date is September 6, 2022, though employees have been permitted to voluntarily return to the office since May 2, 2022. Individual decisions on returning to the office will be manager-coordinated and based on conversations with specific teams and departments. A large number of our employees have requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. While our business travel is normalizing, we do not expect it to return to pre-pandemic levels and continue to encourage a cautious approach to business travel activities.
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
Financial impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2022, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the effectiveness of vaccines against new variants; the development and effectiveness of treatments; the effect on the economy generally; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Industry Background
Our core banking solutions serve commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 4,790 commercial banks and savings institutions in this asset range as of December 31, 2021, and we currently support over 950 of these banks with one of our three core information processing platform and complementary products and services.
Our core credit union solutions serve credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 5,000 domestic credit unions as of December 31, 2021, and we currently support nearly 720 of these credit unions with one flagship core information processing platform and complementary products and services.
Our non-core solutions serve financial services organizations of all asset sizes and charters and other diverse corporate entities. We currently support over 7,800 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 18% from the beginning of calendar year 2016 to the end of calendar year 2021, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 9.0% and totaled $23.7 trillion as of December 31, 2021. There were nine new bank charters issued in calendar year 2021, compared to six in the 2020 calendar year. Comparing calendar years 2021 to 2020, the number of mergers decreased 2%.
CUNA reports the number of credit unions declined 15% from the beginning of calendar year 2016 to the end of calendar year 2021. Although the number of credit unions declined at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 10% and totaled $2.1 trillion as of December 31, 2021.
Community and mid-tier banks and credit unions are important in the communities and to the consumers they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers and members in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology dependent. Financial institutions must implement technological solutions that enable them to:
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
Mission Statement
We strengthen the connections between people and their financial institutions through technology and services that reduce the barriers to financial health.
Purpose Statement
To empower people and communities to gain the financial freedom to move forward.
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
•Providing non-core highly specialized core-agnostic complementary products and services to financial institutions, including institutions not utilizing a JKHY core operating system, and diverse corporate entities.
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

After 46 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our company without material distractions.
We have a solid track record of executing acquisitions from both a financial and operational standpoint, and we will continue to pursue acquisition opportunities that support our strategic direction, complement and accelerate our organic growth, and generate long-term profitable growth for our stockholders. While we seek to identify appropriate acquisition opportunities, we will continue to explore alternative ways to leverage our cash position and balance sheet to the benefit of our stockholders, such as continued investment in new products and services for our customers, repurchases of our stock, and continued payment of dividends.
Our most recent acquisition was:

Fiscal Year	Company or Product Name	Products and Services
2020	DebtFolio, Inc. ("Geezeo")	Provider of technology solutions and next-generation financial management capabilities primarily for the financial services industry
Solutions
•Our core banking solutions support commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 140 fully integrated complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our core banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by on-premise use of each software system. Our banking solutions can be delivered on-premise or through our private cloud delivery model and are backed by a company-wide commitment to provide exceptional personal service. We are a recognized market leader, currently supporting over 950 banks with our technology platforms.
•Our core credit union solutions support credit unions of all sizes with an information and transaction processing platform that provides enterprise-wide automation. Our solution includes one flagship core processing system and more than 100 fully integrated complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, risk management and protection, and item and document imaging solutions. Our credit union solution also has state-of-the-art functional capabilities. We also re-market the hardware required by on-premise use of the software system. Our credit union solution can be delivered on-premise or through our private cloud delivery model, and is backed by our company-wide commitment to provide exceptional personal service. We currently support nearly 720 credit union customers.
•Our non-core solutions for financial institutions are specialized products and services assembled primarily through our focused diversification acquisition strategy. These core-agnostic solutions are compatible with a wide variety of information technology platforms and operating environments and offer more than 100 complementary solutions, including proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. Our non-core products and services enhance the performance of financial services organizations of all asset sizes and charters, and diverse corporate entities. We have over 7,800 customers, including over 6,150 unique non-core customers. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
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
Our core banking solutions consist of three software systems marketed to banks and our core credit union solution consists of one software system marketed to credit unions. These core systems are available for on-premise installation at customer sites, or financial institutions can choose to leverage our private cloud environment for ongoing information processing.
Core banking platforms are:
•SilverLake System®, a robust system primarily designed for commercial-focused banks with assets ranging from $1 billion to $50 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by nearly 450 banks, and now automates over 9% of the domestic banks with assets less than $50 billion.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports approximately 332 banks ranging from de novo institutions to those with assets of $4 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports nearly 200 banks ranging from de novo institutions to those with assets of $2 billion.
Core credit union platform is:
•Symitar® (formerly known as Episys®), a robust system designed specifically for credit unions. It has been implemented by nearly 720 credit unions with assets ranging from $3 million to $35 billion, and according to National Credit Union Administration ("NCUA") data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative core system.
Customers electing to install our solutions on-premise license the proprietary software systems. The majority of these customers pay ongoing annual software maintenance fees. We re-market the hardware, hardware maintenance, and peripheral equipment that is required by on-premise use of our software solutions; and we perform software implementation, data conversion, training, ongoing support, and other related services. On-premise customers generally license our core software systems under a standard license agreement that provides a fully paid, nonexclusive, nontransferable right to use the software on a single computer at a single location.
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
Complementary Products and Services
We have more than 140 complementary products and services that are targeted to our core banks and more than 100 targeted to credit union customers. Many of these are selectively sold to financial services organizations that use other core processing systems.
These complementary solutions enable core bank and credit union clients to respond to evolving customer/member demands, expedite speed-to-market with competitive offerings, increase operating efficiency, address specific operational issues, and generate new revenue streams. The highly specialized solutions enable diverse financial services organizations and corporate entities to generate additional revenue and growth opportunities, increase security and mitigate operational risks, and control operating costs.
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
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. Our comprehensive support infrastructure incorporates:
•Exacting service standards;
•Trained support staff available up to 24 hours a day, 365 days a year;
•Assigned account managers;
•Sophisticated support tools, resources, and technology;
•Broad experience converting diverse banks and credit unions to our core platforms from competitive platforms;
•Highly effective change management and control processes; and
•A best practices methodology developed and refined through the company-wide, day-to-day experience supporting over 7,800 diverse clients.
Most on-premise customers contract for annual software support services, and this represents a significant source of recurring revenue for JKHY. These support services are typically priced at approximately 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees are typically billed during June and are paid in advance for the entire fiscal year, with proration for new product implementations that occur during the fiscal year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or JKHY gives notice of termination at least 30 days prior to contract expiration.
High levels of support are provided to our private cloud customers by the same support infrastructure utilized for on-premise customers. However, these support fees are included as part of monthly private cloud fees.
JKHY regularly measures customer satisfaction using annual surveys and more frequent online surveys initiated randomly by routine support requests. We believe the results of the surveys confirm that we consistently exceed our customers’ service-related expectations.
Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, and many other hardware providers that allow JKHY to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell IBM Power Systems™; Lenovo, Dell, Hewlett Packard, and Cisco servers and workstations; Canon, Digital Check, Epson, and Panini check scanners; and other devices that complement our software solutions.
Digital Products and Services
Jack Henry Digital represents a category of digital products and services that are being built and integrated together into one unified platform. Our main offering is the Banno Digital Platform. It is an online and mobile banking platform that helps community and regional financial institutions strategically differentiate their digital offerings from those of megabanks and other financial technology companies. It is a complete, open digital banking platform that gives community financial institutions attractive, fast, native applications for their customers and members and cloud-based, core-connected back office tools for their employees.
Payment Solutions
Electronic payment solutions provide our customers with the tools necessary to be at the forefront of payment innovation with secure payment processing designed to simplify complex payment processing, attract profitable retail and commercial accounts, increase operating efficiencies, comply with regulatory mandates, and proactively mitigate and manage payment-related risk.
•JHA Card Processing Solutions ("CPS") supports full-service and in-house debit and credit card programs backed by a comprehensive suite of tools for fraud mitigation, digital payments, dispute management, plastics manufacturing and personalization, loyalty programs, data analytics, and terminal driving. In addition, advisory services are offered to support a variety of needs including card portfolio growth, start-up program consultation, as well as customized fraud management; all tailored to individual financial institution goals and concerns.
•Enterprise Payment Solutions ("EPS") is a comprehensive payments engine. It offers an integrated suite of remote deposit capture, Automated Clearing House ("ACH"), and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions, businesses and FinTechs of all sizes. EPS helps its clients succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships.
•iPay SolutionsTM provides consumers and businesses with money movement options through their financial institutions’ digital platforms including paying bills, sending money to anyone and transferring funds between their own accounts. iPay’s extensive application programming interface ("API") and hosted interfaces allow for multiple levels of integration by digital platforms and financial institutions. iPay provides financial institutions with services and tools to increase adoption, support end-users and monitor fraud. The money movement options keep the consumers and businesses engaged with the financial institution.
•JHA PayCenterTM, provides our customer financial institutions with a single entry point to both Zelle and Real Time Payments ("RTP") real-time networks with plans to accommodate the Federal Reserve's FedNow in 2024, with testing to begin in 2023. PayCenter manages the certification process and mandatory updates from the networks, simplifies integration with toolkits and provides fraud monitoring. Financial institutions are able to send and receive transactions instantly 24 hours a day, 365 days a year, through our core and complementary solutions.
•Payments as a Service (PaaS) ties together and further enhances the complete array of electronic payments functionality with a front end Payments Developers Experience Portal and back end data analytics.
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
Research and development expenses for fiscal 2022, 2021, and 2020 were $121.4 million, $109.0 million, and $110.0 million, respectively. We recorded capitalized software in fiscal 2022, 2021, and 2020 of $148.2 million, $128.3 million, and $117.3 million, respectively.
Sales and Marketing
JKHY serves established, well-defined markets that provide ongoing sales and cross-sales opportunities.
The marketing and sales initiatives within the core business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Our non-core specialized core-agnostic niche solutions are sold to complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.
Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports sales with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer/client newsletters; ongoing promotional campaigns; and media relations. JKHY also hosts annual national education conferences which provide opportunities to network with existing clients and demonstrate new products and services.
JKHY has sold select products and services outside the United States, primarily in Latin America and the Caribbean and Canada. International sales accounted for less than 1% of JKHY’s total revenue in each of fiscal 2022, 2021, and 2020.
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
Our core solutions compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; and Finastra. Our non-core specialized solutions compete with an array of disparate vendors that provide niche solutions to financial services organizations and corporate entities.
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
Regulatory Compliance
JKHY maintains a corporate commitment to address compliance issues and implement requirements imposed by federal regulators prior to the effective date of such requirements when adequate prior notice is given. JKHY’s compliance program is coordinated by a team of compliance analysts and auditors that possess extensive regulatory agency and financial institution experience, and a thorough working knowledge of JKHY and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Banking Agencies (“FBA”) examination team and training sessions sponsored by various professional associations.
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
Internal audits of our systems, networks, operations, business recovery plans, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, plans and security. The FBA conducts annual reviews throughout the Company and issues a Report of Examination. The Board of Directors provides oversight of these activities through the Risk and Compliance Committee and the Audit Committee.
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
JKHY is not chartered by the Office of the Comptroller of Currency ("OCC"), the Board of Governors of the Federal Reserve System, the FDIC, the NCUA or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to financial institutions, JKHY’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FBA regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.
JKHY provides private cloud services through JHA OutLink Processing Services™ for banks and EASE Processing Services™ for credit unions. JKHY provides data centers and electronic transaction processing through JHA Card Processing Solutions™, internet banking through NetTeller® and BannoTM online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions ("HNS") through our Gladiator® unit, cloud services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery®.
The private cloud services provided by JKHY are subject to examination by FBA regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our private cloud services are also subject to examination by state banking authorities on occasion.
Information and Cybersecurity
In our increasingly interconnected environment, information is inherently exposed to a growing number of risks, threats, and vulnerabilities. As a provider of products and services to financial institutions, we take extreme caution and due care in processing and storing sensitive, personally identifiable information securely. We prioritize protecting our associates, clients, and their private data from the ever-evolving cyber threat environment and ensuring the resiliency of such information.
We have an established information and cybersecurity program maintained by a team of diverse, highly skilled cybersecurity professionals, as well as a portfolio of investments in modern technology including artificial intelligence and machine learning. The program incorporates industry-standard frameworks, policies, and practices designed to protect the confidentiality and privacy of JKHY’s and our clients’ information. Additionally, we maintain insurance that includes cybersecurity coverage.
In support of the program, our systems and services undergo regular reviews performed by the same regulatory agencies that review financial institutions: Consumer Financial Protection Bureau ("CFPB"), Federal Reserve Board ("FRB"), FDIC, NCUA, and the OCC, among others. Reviews such as those by the Federal Banking agencies (a regulatory group comprised of the FDIC, FRB, and the OCC) assess and identify security gaps or flaws in controls and monitor the effectiveness of our security program. Critical services provided to our clients are subject to annual System and Organization Controls ("SOC") reviews by independent auditors. SOC reports are made available to clients via the client communications portal. Information and cybersecurity leadership reports to the Risk and Compliance Board committee and the full Board of Directors quarterly, on information security and cybersecurity matters.
Human Capital
Our Employees
As of June 30, 2022, we had 6,847 full-time employees. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Beyond nondiscrimination compliance, we are committed to fostering a respectful, diverse, and inclusive workplace in which all individuals are treated with respect and dignity. We continue to concentrate efforts on diversity, equity, inclusion, and belonging and have hired employees in the human resources function to focus on this important area. We seek nontraditional talent streams to help identify candidates from underrepresented groups, including through our internship program and our newly launched apprenticeship program. Our internship program focuses on attracting college and university students to paid work in JKHY departments related to their studies, while our apprenticeship program offers paid training and work for candidates (either students or non-students) with little to no traditional experience in the field, such as learning computer coding. Both our internship program and our apprenticeship program can lead to full-time employment. We have sought to expand our sources for candidates for these programs, including by increasing our recruiting efforts at historically black colleges and universities and through relationships with non-profits that promote employment opportunities for veterans.
We continue to engage our Business Innovation Groups (“BIGs”) to develop attraction and retention suggestions and practices that advance a diverse, equitable, and inclusive culture. Our BIGs are company-sponsored groups open to all employees. As of June 30, 2022, we had approximately 1,700 unique associates participating in six active BIGs, with five focused on inclusion for specific communities—women, people of color, remote associates, LGBTQ+, and veterans—and one focused on environmental and sustainability topics. While BIGs allow associates to connect and support each other, they also function to assist us in addressing bona fide business problems through input and suggestions. For example, these groups work with executive leadership to actively improve our talent attraction processes for prospective employees. They also provide education, training, and conversation opportunities to all employees to advance diversity, inclusion, understanding, and innovation throughout the Company.
We seek to actively listen to our employees throughout the year using a defined and continual listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, and other top of mind topics. These surveys allow us to respond to employee concerns, benefit from employee perspectives, and better design and develop processes to support our Company culture. Employees can learn about changes through our quarterly employee update videos or all-employee town hall meetings delivered by senior management.
Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing new opportunities for their growth. We offer our employees numerous live and on-demand training programs and resources to help them build knowledge and improve skills. These trainings include mandatory programs, such as security awareness, as well as recommended but optional programs in areas including leadership development; technical skills; and diversity, equity, and inclusion. Jack Tracks, a three-week virtual development event, offers employees a large selection of curated topics such as future readiness, technology trends, and education on Company solutions.
Recognizing the importance of mentoring in career development, we host an internal mentorship marketplace, which allows prospective mentors and mentees to connect and self-initiate a mentoring relationship. We also make career mobility and personal development plan resources available to all employees. In fiscal 2022, we strengthened our leadership capacity by providing training on effective coaching practices to all leaders and offered a virtual summit for the Company’s most senior leaders focused on alignment to top priority business initiatives.
We recognize and value the contribution of our employees who develop, improve, and support our technology solutions and we provide additional development opportunities for them to advance their technical expertise. This includes access to on-demand technical training libraries, certification programs, and classes facilitated by external experts.
Wellness and Safety
JKHY emphasizes the safety and well-being of our employees as a top priority. We define wellness comprehensively and include mental, physical, emotional, financial, psychological, and environmental considerations. JKHY offers a competitive compensation and benefits package and supports dedicated campaigns that communicate directly to employees about financial wellness, mental health, healthful nutrition and exercise, and other wellness topics. Employee well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies.
For more information on our COVID-19 response, see “COVID-19 Impact and Response” above.

Available Information
JKHY’s Website is easily accessible to the public at jackhenry.com. The “Investors" portion of the Website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the SEC also are available free of charge on our website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A. RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ materially from those expected or desired.
Business and Operating Risks
Data security breaches, failures or other incidents could damage our reputation and business. Our business relies upon receiving, processing, storing and transmitting sensitive information relating to our operations, employees, and customers. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats, or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition, and expose us to liability. We rely on industry-standard encryption, network, and Internet security systems, most of which we license from third parties, to provide the security and authentication necessary to effect secure transmission of data and to prevent unauthorized access to our computer networks, systems, and data. A security failure by one of these third parties could expose our information systems to interruption of operations and security vulnerabilities. We also use third-party vendors to store and process data for us and they face similar risks. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks, and other means, which are constantly evolving and difficult to detect. Although none of these types of attacks have had a material effect on our business or operations to date, we anticipate that attempts to attack our systems, services, and infrastructure, and those of our customers and vendors, may grow in frequency and sophistication. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other methods to disclose sensitive information in order to gain access to our data or that of our customers or clients.
We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information or that employee corporate-owned computers are stolen or customer data media is lost in shipment. An interception, misuse or mishandling of personal, confidential, or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm, any of which could adversely affect our results of operations and financial condition. Under state, federal, and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Although we believe our security controls and infrastructure are adequate to protect our systems and data, we cannot be certain that these efforts will be sufficient to combat all current and future technological risks and threats. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. The significant amount of capital and other resources we currently expend to protect against the threat of security breaches may prove insufficient to prevent a breach. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors, or other contracts are sufficient to protect us from liabilities or damages with respect to claims relating to a security breach or similar matters. The insurance coverage we maintain to address data security risks may be insufficient to cover all types of claims or losses that may arise, and there is no assurance that such insurance coverage will continue to be available to us on economically reasonable terms, or at all. In the event of a security breach, we may need to spend substantial additional capital and resources alleviating problems caused by such breach. Addressing security problems may result in interruptions, delays, or cessation of service to users, any of which could harm our business.

Failure to maintain sufficient technological infrastructure or an operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny and cause us to lose customers. Our products and services require substantial investments in technological infrastructure, and we have experienced significant growth in the number of users, transactions, and data that our technological infrastructure supports. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our customers’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Events that could cause operational failures include, but are not limited to, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, power losses, disruptions in telecommunications services, computer viruses or other malware, or other events. Our facilities are also subject to physical risks related to natural disasters or severe weather events, such as tornados, flooding, hurricanes, and heat waves. Climate change may increase the likelihood and severity of such events. Our back-up systems and procedures may prove insufficient or otherwise fail to prevent disruption, such as a prolonged interruption of our transaction processing services. If an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. Any significant interruption of service could reduce revenue, have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs. Implementing modifications and upgrades to our technological infrastructure subject us to inherent costs and risks associated with changing systems, policies, procedures, and monitoring tools.
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We direct the settlement of funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments, real-time payments through faster payment networks, and check clearing that support consumers, financial institutions, and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services that we cannot provide ourselves. If we are unable to obtain such services in the future or if the price of such services becomes unsustainable, our business, financial position and results of operations could be materially and adversely affected. In addition, we may issue short-term credit to consumers, financial institutions or other businesses as part of the funds settlement process. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third-party service providers we rely upon could lead to financial loss. We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part or all of certain services we deliver to customers. As we continue to move more computing, storage, and processing services out of our data centers and facilities and into third-party hosting environments, our reliance on these providers and their systems will increase. While we have selected these third-party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to our customers. Such a failure could lead to damage claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us including, but not limited to, compliance with applicable laws and regulations, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, power losses, disruptions in telecommunications services, computer viruses or other malware, natural disasters or severe weather events, or other events. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, our customers could be negatively impacted, and it could have a material adverse effect on our business.

Competition may result in decreased demand or require price reductions or other concessions to customers, which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors and service providers in all of our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products, and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. New competitors regularly appear with new products, services, and technology for financial institutions. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or otherwise attract our customers or prevent us from capturing new customers we may need to lower prices or offer other terms that negatively impact our results of operations in order to successfully compete.
Failure to achieve favorable renewals of service contracts could negatively affect our business. Our contracts with our customers for outsourced data processing and electronic payment transaction processing services generally run for a period of seven or more years. We will continue to experience a significant number of these contracts coming up for renewal each year. Renewal time presents our customers with the opportunity to consider other providers or to renegotiate their contracts with us, including reducing the services we provide or negotiating the prices paid for our services. If we are not successful in achieving high renewal rates upon favorable terms, revenues and profit margins will suffer. We may experience increased costs for services from our third-party vendors due to inflation or other cost expansion, but because our customer contracts typically have longer terms than our vendor contracts, our ability to pass on those higher costs to customers may be limited. If inflation or costs outpace our contractual ability to adjust pricing during the contractual terms of our customer contracts, our revenues and profit margins could be negatively impacted.
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
Expansion of services to non-traditional customers could expose us to new risks. We have expanded our services to business lines that are marketed outside our traditional, regulated, and litigation-averse base of financial institution customers. These non-regulated customers may entail greater operational, credit, and litigation risks than we have faced before and could result in increases in bad debts and litigation costs.
Regulatory and Compliance Risks
The software and services we provide to our customers are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of software and services to financial institutions, portions of our operations are examined by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, and the National Credit Union Association, among other regulatory agencies. These agencies regulate services we provide and the way we operate, and we are required to comply with a broad range of applicable federal and state laws and regulations. If we, or third parties with whom we contract or partner, fail to comply with applicable regulations or guidelines, we could be subject to regulatory actions and suffer harm to our customer relationships and reputation. Such failures could require significant expenditures to correct and could negatively affect our ability to retain customers and obtain new customers.
In addition, existing laws, regulations, and policies could be amended or interpreted differently by regulators in a manner that imposes additional costs and has a negative impact on our existing operations or that limits our future growth or expansion. New regulations could require additional programming or other costly changes in our processes or personnel. Our customers are also regulated entities, and actions by regulatory authorities could influence both the decisions they make concerning the purchase of data processing and other services and the timing and implementation of these decisions. We will be required to apply substantial research and development and other corporate resources to adapt our products to this evolving, complex, and often unpredictable regulatory environment. Our failure to provide compliant solutions could result in significant fines or consumer liability on our customers, for which we may bear ultimate liability.
Compliance with new and existing privacy laws, regulations, and rules may adversely impact our expenses, development, and strategy. We are subject to complex laws, rules, and regulations related to data privacy and cybersecurity. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement, and litigation. The use, confidentiality, and security of private customer information is under increased scrutiny. Regulatory agencies, Congress, and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. This includes rules enacted by the New York Department of Financial Services that require covered financial institutions to have a cybersecurity program along with other compliance requirements and the California Consumer Privacy Act. The unique data protection regulations issued by multiple agencies have created a fragmented series of requirements that makes it increasingly complex to comply with all the mandates in an efficient manner and may increase costs to deliver affected products and services as those requirements are established.
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
Economic Conditions Risks
A widespread public health crisis could adversely affect our results of operations. The widespread outbreak of a communicable illness or disease, such as the COVID-19 outbreak, or other public health crises, including government mandates in response to such events, can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation, and financial condition. The conditions caused by such events may affect the rate of spending by our customers and their ability to pay for our products and services, delay prospective customers’ purchasing decisions, interfere with our employees’ ability to support our business function, disrupt the ability of third-party providers we rely upon to deliver services, adversely impact our ability to provide on-site services or installations to our customers, or reduce the number of transactions we process, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our customers’ and vendors' operations, and our ability to provide products and services, including the impact of our employees working remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Our business may be adversely impacted by general U.S. and global market and economic conditions or specific conditions in the financial services industry. We derive most of our revenue from products and services we provide to the financial services industry. If the general economic environment worsens, or if conditions or regulatory requirements within the financial services industry change, such as if financial institutions are required to increase reserve amounts, customers may be less willing or able to pay the cost of our products and services, and we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could negatively impact consumer confidence and spending, resulting in reduced transaction volumes and our related revenues.
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 4,790 commercial and savings banks and more than 5,000 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to mergers and acquisitions and financial failures and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential customers, which could negatively impact our results of operations.

Acquisition Risks
Our growth may be affected if we are unable to find or complete suitable acquisitions. We have augmented the growth of our business with a number of acquisitions and we plan to continue to acquire appropriate businesses, products, and services. This strategy depends on our ability to identify, negotiate and finance suitable acquisitions. Merger and acquisition activity in our industry has affected the availability and pricing of such acquisitions. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.
Acquisitions subject us to risks and may be costly and difficult to integrate. On August 5, 2022, we entered into an Agreement and Plan of Merger to acquire 100% of the equity interests of Payrailz, LLC, which offers digital payment capabilities, including real-time person-to-person ("P2P") payments. The acquisition is anticipated to close on August 31, 2022, subject to the satisfaction of customary closing conditions. Acquisitions, including the Payrailz acquisition, are difficult to evaluate, and our due diligence may not identify all potential liabilities or valuation issues. We may also be subject to risks related to cybersecurity incidents or vulnerabilities of the acquired company and the acquired systems. We may not be able to successfully integrate Payrailz or any other acquired companies. We may encounter problems with the integration of new businesses, including: financial control and computer system compatibility; unanticipated costs and liabilities; unanticipated quality or customer problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and customers; loss of key employees; and significant depreciation and amortization expenses related to acquired assets. To finance the Payrailz acquisition or other future acquisitions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to integrate our acquisitions, our business, financial condition, and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we review our acquired assets.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at June 30, 2022. On an annual basis, and whenever circumstances require, we review our goodwill and intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of our goodwill or intangible assets could have a material negative effect on our operating results.
An increase in interest rates could increase our borrowing costs. Although our debt borrowing levels have historically been low, we may require additional or increased borrowings in the future under existing or new debt facilities to support operations, finance acquisitions, or fund stock repurchases. Our current revolving credit facility bears interest at a variable rate. Increases in interest rates on variable-rate debt would increase our interest expense, which could negatively impact our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Albuquerque, New Mexico; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Oklahoma City, Oklahoma; Springfield, Missouri, and San Diego, California. Our owned facilities represent approximately 906,000 square feet of office space in eight states. We have 25 leased office facilities in 24 states, which total approximately 550,000 square feet. All of our owned and leased office facilities are for normal business purposes.
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

ITEM 4.  MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “JKHY."
The Company established a practice of paying quarterly dividends in fiscal 1991 and has paid dividends with respect to every quarter since that time. The declaration and payment of any future dividends will continue to be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, capital requirements, contractual restrictions, and operating and financial condition. The Company does not currently foresee any changes in its dividend practices.
On August 15, 2022, there were approximately 271,813 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1- April 30, 2022	—	$—	—	3,947,713
May 1- May 31, 2022	—	$—	—	3,947,713
June 1- June 30, 2022	—	$—	—	3,947,713
Total	—	$—	—	3,947,713
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021 were for 35.0 million shares, which includes an authorization on that date of an additional 5.0 million shares. Under these authorizations, the Company has repurchased and not re-issued 31,042,903 shares and has repurchased and re-issued 9,384 shares. The authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2022, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index, the Standard & Poor's Composite 1500 Software & Services ("S&P 1500 Software & Services") Index, and a Peer Group of companies selected by the Company. For comparisons in years following this five-year period ended June 30, 2022, JKHY will no longer present a comparison to the Peer Group of companies selected by the Company. Management has determined that the S&P 1500 Software & Services index provides a more stable base of comparison to the Company's results than the peer group used historically and is less susceptible to outlier performances of individual companies. Further, a large majority of the companies in the current peer group are also included in the S&P 1500 Software & Services index. Comparisons to the S&P 500 and S&P 1500 Software & Services published indices only will be presented for the five-year period ended June 30, 2023 and ongoing periods. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, the S&P 1500 Software & Services Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
6/17
6/18
6/19
6/20
6/21
6/22
JKHY
S&P 500
S&P 1500
Peer Group

The following information depicts a line graph with the following values:

	2017	2018	2019	2020	2021	2022
JKHY	100.00	127.02	131.92	183.21	164.64	183.26
S&P 500	100.00	114.37	126.29	135.77	191.15	170.86
S&P Composite 1500 Software & Services	100.00	130.96	157.16	201.04	268.31	224.21
Peer Group	100.00	138.79	171.60	187.88	242.66	152.09
This comparison assumes $100 was invested on June 30, 2017 and assumes reinvestments of dividends.
For Peer Group members, total returns are calculated according to market capitalization at the beginning of each period. Peer Group companies selected are in the business of providing specialized computer software, hardware and related services to financial institutions and other businesses. Companies in the fiscal 2022 Peer Group are ACI

Worldwide Inc.; Black Knight, Inc.; Block Inc. (formerly Square Inc.); Broadridge Financial Solutions Inc.; Euronet Worldwide Inc.; ExlService Holdings Inc.; Fair Isaac Corp.; Fidelity National Information Services Inc.; Fiserv Inc.; Fleetcor Technologies Inc.; Global Payments Inc.; SS&C Technologies Holdings Inc.; Tyler Technologies Inc.; Verint Systems Inc.; and WEX Inc. Bottomline Technologies (de) Inc., was originally part of the fiscal 2022 peer group, but was acquired in fiscal 2022 and was thus removed from the 2022 peer group and stock performance graph.
The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2022 to fiscal 2021. Discussions of fiscal 2020 items and comparisons between fiscal 2020 and fiscal 2021 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 6,900 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions serve over 7,800 customers and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are available for on-premise installation and delivery in our private cloud.
Each of our solutions shares the fundamental commitment to provide high-quality business systems, service levels that consistently exceed customer expectations, and integration of solutions and practical new technologies. The quality of our solutions, our high service standards, and the fundamental way we do business typically foster long-term customer relationships, attract prospective customers, and have enabled us to capture substantial market share.
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
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" fees that predominantly have contract terms of seven years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversion fees, consulting, and hardware; and "on-premise support" revenue, composed of maintenance fees which primarily contain annual contract terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of sales.
COVID-19 Impact and Response
Since its outbreak in early calendar 2020, COVID-19 has rapidly spread and continues to represent a public health concern. The health, safety, and well-being of our employees and customers is of paramount importance to us. In March 2020, we established an internal task force composed of executive officers and other members of management to frequently assess updates to the COVID-19 situation and recommend Company actions. We offered remote working as a recommended option to employees whose job duties allowed them to work off-site, and we suspended all non-essential business travel. As of August 15, 2022, the majority of our employees were continuing to work remotely either full time or in a hybrid capacity. We have announced that our official return-to-office date is September 6, 2022, though employees have been permitted to voluntarily return to the office since May 2, 2022. Individual decisions on returning to the office will be manager-coordinated and based on conversations with specific teams and departments. A large number of our employees have requested to remain fully remote or participate in a hybrid approach where they would split their time between remote and in-person working. While our business travel is normalizing, we do not expect it to return to pre-pandemic levels and continue to encourage a cautious approach to business travel activities.
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
Financial Impact
Despite the changes and restrictions caused by COVID-19, the overall financial and operational impact on our business has been limited and our liquidity, balance sheet, and business trends remain strong. We experienced positive operating cash flows during fiscal 2022, and we do not expect that to change in the near term. However, we are unable to accurately predict the future impact of COVID-19 due to a number of uncertainties, including further government actions; the duration, severity and recurrence of the outbreak, including the onset of variants of the virus; the effectiveness of vaccines against new variants; the development and effectiveness of treatments; the effect on the economy generally; the potential impact to our customers, vendors, and employees; and how the potential impact might affect future customer services, processing and installation-related revenue, and processes and efficiencies within the Company directly or indirectly impacting financial results. We will continue to monitor COVID-19 and its possible impact on the Company and to take steps necessary to protect the health and safety of our employees and customers. For a further discussion of the uncertainties and risks associated with COVID-19, see Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
A detailed discussion of the major components of the results of operations follows.
RESULTS OF OPERATIONS
FISCAL 2022 COMPARED TO FISCAL 2021
In fiscal 2022, total revenue increased 11% or $184,659, compared to fiscal 2021. Reducing total revenue for the effects of deconversion fees of $53,279 for the current fiscal year and $20,635 for the prior fiscal year, and for revenue from acquisitions and divestitures in fiscal 2022 of $274 and in fiscal 2021 of $1,182, results in a 9% increase, or $152,923. This increase was primarily driven by growth in private and public cloud, card processing, remittance, implementation, and transaction and digital revenues, partially offset by a decrease in license fee revenue compared to the prior fiscal year.
Operating expenses increased 8% in fiscal 2022 compared to fiscal 2021, primarily due to higher costs related to our card payment processing platform associated with corresponding increases in revenue, higher personnel costs, increased operating licenses and fees, and higher travel expenses.

We move into fiscal 2023 following strong performance in fiscal 2022. Significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2022	2021
Services and support	$1,156,365	$1,048,206	10%
Percentage of total revenue	60%	60%
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
In the fiscal year ended June 30, 2022, services and support revenue increased compared to the prior fiscal year. Reducing total services and support revenue by the effects of deconversion fees for each year, which totaled $53,279 in fiscal 2022 and $20,635 in fiscal 2021, and for revenue from acquisitions and divestitures in fiscal 2021 of $1,181, revenue grew 7.5%. This increase was primarily driven by higher private and public cloud revenue resulting from organic growth in data processing and hosting fee revenue reflecting a continuing shift of customers to our term license model. Growth in implementation and software usage revenues also contributed to the increase, partially offset by a decrease in license fee revenue compared to the prior fiscal year.

Processing Revenue	Year Ended June 30,		% Change
	2022	2021
Processing	$786,519	$710,019	11%
Percentage of total revenue	40%	40%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
Processing revenue increased 11% for the fiscal year ended June 30, 2022, compared to the fiscal year ended June 30, 2021, with strong organic growth in the card processing, transaction and digital, and remittance revenue components primarily due to expanding volumes.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2022	2021
Cost of revenue	$1,128,614	$1,063,399	6%
Percentage of total revenue	58%	60%
Cost of revenue for fiscal 2022 increased 6% compared to fiscal 2021, driven by higher direct costs associated with our card processing platform in line with related revenue increases, higher personnel costs, and higher operating licenses and fees. Cost of revenue decreased 2% as a percentage of total revenue for fiscal 2022 compared to fiscal 2021.

Research and Development	Year Ended June 30,		% Change
	2022	2021
Research and development	$121,355	$109,047	11%
Percentage of total revenue	6%	6%
We devote significant effort and expense to develop new software, service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer driven.
Research and development expenses for fiscal 2022 increased 11% compared to fiscal 2021, primarily due to higher personnel costs, net of capitalization. Research and development expense remained consistent as a percentage of total revenue for fiscal 2022 and fiscal 2021. The consistency of this expense category for the fiscal years presented reflected our continuing commitment to the development of strategic products.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2022	2021
Selling, general, and administrative	$218,296	$187,060	17%
Percentage of total revenue	11%	11%
Selling, general, and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs.
Selling, general, and administrative expenses for fiscal 2022 increased 17% compared to fiscal 2021. Reducing total selling, general, and administrative expense for the effects of deconversion fees from each year, which totaled $2,485 in fiscal 2022 and $489 in fiscal 2021, and removing the effects of acquisitions, divestitures, and gain/loss of $29 for the current fiscal year and of $(2,012) for the prior fiscal year, selling, general, and administrative expense increased 14% compared to fiscal 2021. This increase was primarily due to higher personnel costs, increased travel expenses, and a smaller gain on sale of assets in the current fiscal year. Selling, general, and administrative expense remained consistent as a percentage of total revenue for fiscal 2022 compared to fiscal 2021.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2022	2021
Interest income	$32	$150	(79)%
Interest expense	$(2,384)	$(1,144)	108%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased in fiscal 2022 mainly due to the timing and amounts of borrowed balances.

PROVISION/ (BENEFIT) FOR INCOME TAXES	Year Ended June 30,		% Change
	2022	2021
Provision/ (Benefit) for income taxes	$109,351	$86,256	27%
Effective rate	23.2%	21.7%
The increase in the Company's effective tax rate in fiscal 2022 compared to fiscal 2021 was primarily the result of an increase in the state tax rate applied to net deferred tax liabilities and less rate benefit received from research and development credits.

NET INCOME	Year Ended June 30,		% Change
	2022	2021
Net income	$362,916	$311,469	17%
Diluted earnings per share	$4.94	$4.12	20%
Net income grew 17% to $362,916, or $4.94 per diluted share, in fiscal 2022 from $311,469, or $4.12 per diluted share, in fiscal 2021. The diluted earnings per share increase year over year was 20%. Growth in net income and earnings per share was primarily due to the organic growth in our lines of revenue in fiscal 2022 compared to fiscal 2021, partially offset by the increase in provision for income taxes.

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
Immaterial adjustments were made in fiscal 2022 to reclassify cost of revenue in fiscal 2021 from the Core segment to the Corporate and Other segment to be consistent with the current fiscal year allocation of cost of revenue by segment. The amounts reclassified for the fiscal year ended June 30, 2021 were $135.

Core
	2022	% Change	2021
Revenue	$622,442	10%	$564,096
Cost of Revenue	$261,585	6%	$247,150
In fiscal 2022, revenue in the Core segment increased 10% compared to fiscal 2021. Reducing total Core revenue by the effects of deconversion fees from both years, which totaled $23,048 in fiscal 2022 and $7,458 in fiscal 2021, and for revenue from acquisitions and divestitures in fiscal 2021 of $1,180, Core segment revenue increased 8%. This increase was primarily driven by organic increases in our private and public cloud revenue. Cost of revenue in the Core segment increased 6% for fiscal 2022 compared to fiscal 2021 primarily due to increased costs associated with the organic growth in cloud revenue. Core segment cost of revenue decreased 2% as a percentage of revenue for fiscal 2022 compared to fiscal 2021.

Payments
	2022	% Change	2021
Revenue	$707,019	10%	$642,308
Cost of Revenue	$380,954	8%	$353,581
In fiscal 2022, revenue in the Payments segment increased 10% compared to fiscal 2021. Reducing total Payments revenue by the effects of deconversion fees from both years, which totaled $14,319 in fiscal 2022 and $6,285 in fiscal 2021, Payments segment revenue increased 9%. This increase was primarily driven by organic growth within card processing and remittance fee revenues. Cost of revenue in the Payments segment increased 8% for fiscal 2022 compared to fiscal 2021 primarily due to increased costs associated with our card processing platform and other costs related to the organic growth in card processing and remittance fees. Payments segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2022 compared to fiscal 2021.

Complementary
	2022	% Change	2021
Revenue	$561,211	11%	$505,928
Cost of Revenue	$232,088	9%	$212,627
Revenue in the Complementary segment increased 11% for fiscal 2022 compared to fiscal 2021. Reducing total Complementary revenue by the effects of deconversion fees from both years, which totaled $15,589 in fiscal 2022 and $6,778 in fiscal 2021, and for revenue from acquisitions and divestitures of $274 from fiscal 2022, Complementary segment revenue increased 9%. This increase was driven by organic increases in our transaction and digital, private and public cloud, and on-premise support revenues. Cost of revenue in the Complementary segment increased 9% for fiscal 2022 compared to fiscal 2021, primarily due to higher direct costs, increased personnel costs, amortization expense mainly related to capitalized software, and operating licenses and fees. Complementary segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2022 compared to fiscal 2021.

Corporate and Other
	2022	% Change	2021
Revenue	$52,212	14%	$45,893
Cost of Revenue	$253,987	2%	$250,041
Revenue in the Corporate and Other segment increased 14% for fiscal 2022 compared to fiscal 2021. The increase was mainly due to increased on-premise support and implementation revenues.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments and increased 2% for fiscal 2022 compared to fiscal 2021. The increased Corporate and Other segment cost of revenue was primarily related to increased operating licenses and fees.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $48,787 at June 30, 2022 from $50,992 at June 30, 2021. The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2022	2021
Net income	$362,916	$311,469
Non-cash expenses	234,676	211,266
Change in receivables	(41,508)	(6,112)
Change in deferred revenue	6,572	6,541
Change in other assets and liabilities	(58,025)	(61,035)
Net cash provided by operating activities	$504,631	$462,129
Cash provided by operating activities for fiscal 2022 increased 9% compared to fiscal 2021. Cash from operations is primarily used to repay debt, pay dividends and repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2022 totaled $196,344 and included: $148,239 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $34,659, mainly for the purchase of computer equipment; $8,491 for the purchase and development of internal use software; and $5,000 for purchase of investments. These expenditures were partially offset by $45 of proceeds from asset sales.
Cash used in investing activities for fiscal 2021 totaled $162,250 and included: $128,343 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $22,988, mainly for the purchase of computer equipment; $13,300 for the purchase of investments; $6,506 for the purchase and development of internal use software; and $2,300, net of cash acquired, for asset acquisitions last year; These expenditures were partially offset by $6,187 of proceeds from the sale of assets and $5,000 of proceeds from investments.
Financing activities used cash of $310,492 for fiscal 2022 and included $193,916 for the purchase of treasury shares and $139,070 for dividends paid to stockholders. These expenditures were partially offset by borrowings and repayments on our revolving credit facility and financing leases which netted to a borrowing of $14,873 and $7,621 of net cash inflow related to stock-based compensation.
Financing activities used cash in fiscal 2021 of $462,232 and included $431,529 for the purchase of treasury shares and $133,800 for dividends paid to stockholders. These expenditures were partially offset by borrowings and repayments on our revolving credit facility and financing leases which netted to $99,886 at June 30, 2021 and $3,211 of net cash inflow related to stock-based compensation.

Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $34,659 and $22,988 for fiscal years ended June 30, 2022 and June 30, 2021, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2022, the Company had no significant outstanding purchase commitments related to property and equipment. We assessed our liquidity needs throughout fiscal 2022, including in relation to the impact of the COVID-19 pandemic, and determined we had adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated funding needs. We will continue to monitor and assess these needs going forward.
At June 30, 2022, the Company had contractual obligations of $1,449,442, including operating lease obligations and $1,393,541 related to off-balance sheet purchase obligations. Included in off-balance sheet purchase obligations were open purchase orders of $167,692 and a strategic services agreement entered into by JKHY in fiscal 2017 with First Data® and PSCU® to provide full-service debit and credit card processing on a single platform to all existing core bank and credit union customers, as well as to expand our card processing platform to financial institutions outside our core customer base. This agreement and subsequent amendments include a total purchase commitment at June 30, 2022 of $980,348 over the remaining term of the contract, which currently extends until January 2036, subject to certain renewal terms. Contractual obligations also include an agreement entered into during fiscal 2022 with Google LLC to provide Google Cloud Platform to the Company, including a total purchase commitment at June 30, 2022 of $225,000. Contractual obligations also include an agreement entered into during fiscal 2022 with Feedzai Inc. to provide a software as a service offering that allows prevention, detection, and monitoring of financial crime, including a total purchase commitment at June 30, 2022 of $20,501. Contractual obligations exclude, however, $10,225 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at June 30, 2022 was $1,807,118. During fiscal 2022, the Company repurchased 1,250 treasury shares for $193,916. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares.
We have entered into a definitive agreement to acquire Payrailz, LLC. We anticipate the transaction closing on August 31, 2022. In connection with the closing, we expect to amend the revolving credit facility to increase the borrowing limit to allow funding of the transaction.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2022, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was a $115,000 outstanding balance under the credit facility at June 30, 2022 and $100,000 outstanding balance under this credit facility at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and modified in March 2021 to extend the expiration to April 30, 2023. There was no balance outstanding at June 30, 2022 or June 30, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions and simplifies other requirements of Topic 740 guidance. The ASU was effective for the Company on July 1, 2021. The Company adopted ASU 2019-12 effective July 1, 2021 with no material impact on its condensed consolidated financial statements.
Not Adopted at Fiscal Year End
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt the ASU effective July 1, 2023, and will apply it prospectively to business combinations occurring on or after that date.

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
We have $115 million outstanding debt with variable interest rates as of June 30, 2022, and a 1% increase in our borrowing rate would increase our annual interest expense by $1.15 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - estimating variable consideration and identification of and accounting for performance obligations
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $1.943 billion for the year ended June 30, 2022. The Company enters into contracts with its customers, which frequently contain multiple performance obligations and variable contract consideration. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. Management estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer. Significant judgment in revenue recognition for these customer contracts include, where relevant, (i) the estimation of variable consideration, principally, the varying volume of transactional activity over long-term contracts, and (ii) the identification of and accounting for all performance obligations.
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
August 25, 2022

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
As of June 30, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2022, was effective.
The Company’s internal control over financial reporting as of June 30, 2022, has been audited by the Company’s independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2022	2021	2020

REVENUE	$1,942,884	$1,758,225	$1,697,067

EXPENSES
Cost of Revenue	1,128,614	1,063,399	1,008,464
Research and Development	121,355	109,047	109,988
Selling, General, and Administrative	218,296	187,060	197,988
Total Expenses	1,468,265	1,359,506	1,316,440

OPERATING INCOME	474,619	398,719	380,627

INTEREST INCOME (EXPENSE)
Interest Income	32	150	1,137
Interest Expense	(2,384)	(1,144)	(688)
Total Interest Income (Expense)	(2,352)	(994)	449

INCOME BEFORE INCOME TAXES	472,267	397,725	381,076

PROVISION FOR INCOME TAXES	109,351	86,256	84,408

NET INCOME	$362,916	$311,469	$296,668

Basic earnings per share	$4.95	$4.12	$3.86
Basic weighted average shares outstanding	73,324	75,546	76,787

Diluted earnings per share	$4.94	$4.12	$3.86
Diluted weighted average shares outstanding	73,486	75,658	76,934

See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2022	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,787	$50,992
Receivables, net	348,072	306,564
Income tax receivable	13,822	30,243
Prepaid expenses and other	125,537	109,723
Deferred costs	57,105	46,215
Assets held for sale	20,201	—
Total current assets	613,524	543,737
PROPERTY AND EQUIPMENT, net	211,709	252,481
OTHER ASSETS:
Non-current deferred costs	143,750	127,205
Computer software, net of amortization	410,957	368,094
Other non-current assets	293,526	249,210
Customer relationships, net of amortization	69,503	81,842
Other intangible assets, net of amortization	25,137	26,129
Goodwill	687,458	687,458
Total other assets	1,630,331	1,539,938
Total assets	$2,455,564	$2,336,156
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,034	$18,485
Accrued expenses	192,042	182,517
Notes payable and current maturities of long-term debt	67	110
Deferred revenues	330,687	319,748
Total current liabilities	543,830	520,860
LONG-TERM LIABILITIES:
Non-current deferred revenues	71,485	75,852
Deferred income tax liability	292,630	260,758
Debt, net of current maturities	115,000	100,083
Other long-term liabilities	50,996	59,311
Total long-term liabilities	530,111	496,004
Total liabilities	1,073,941	1,016,864
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,921,724 shares issued at June 30, 2022; 103,795,169 shares issued at June 30, 2021	1,039	1,038
Additional paid-in capital	551,360	518,960
Retained earnings	2,636,342	2,412,496
Less treasury stock at cost 31,042,903 shares at June 30, 2022; 29,792,903 shares at June 30, 2021	(1,807,118)	(1,613,202)
Total stockholders' equity	1,381,623	1,319,292
Total liabilities and equity	$2,455,564	$2,336,156
See notes to consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2022	2021	2020

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,795,169	103,622,563	103,496,026
Shares issued for equity-based payment arrangements	46,669	92,747	52,336
Shares issued for Employee Stock Purchase Plan	79,886	79,859	74,201
Shares, end of year	103,921,724	103,795,169	103,622,563

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,038	$1,036	$1,035
Shares issued for equity-based payment arrangements	—	1	—
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,039	$1,038	$1,036

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$518,960	$495,005	$472,029
Shares issued for equity-based payment arrangements	—	(1)	—
Tax withholding related to share based compensation	(4,152)	(7,720)	(3,739)
Shares issued for Employee Stock Purchase Plan	11,772	10,930	9,832
Stock-based compensation expense	24,780	20,746	16,883
Balance, end of year	$551,360	$518,960	$495,005

RETAINED EARNINGS:
Balance, beginning of year	$2,412,496	$2,235,320	$2,066,073
Cumulative effect of ASU 2016-13 adoption	—	(493)	—
Net income	362,916	311,469	296,668
Dividends	(139,070)	(133,800)	(127,421)
Balance, end of year	$2,636,342	$2,412,496	$2,235,320

TREASURY STOCK:
Balance, beginning of year	$(1,613,202)	$(1,181,673)	$(1,110,124)
Purchase of treasury shares	(193,916)	(431,529)	(71,549)
Balance, end of year	$(1,807,118)	$(1,613,202)	$(1,181,673)

TOTAL STOCKHOLDERS' EQUITY	$1,381,623	$1,319,292	$1,549,688

Dividends declared per share	$1.90	$1.78	$1.66

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$362,916	$311,469	$296,668
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	50,789	52,515	52,206
Amortization	126,835	123,233	119,599
Change in deferred income taxes	31,872	16,760	24,581
Expense for stock-based compensation	24,780	20,746	16,883
(Gain)/loss on disposal of assets and businesses	400	(1,988)	4,735
Changes in operating assets and liabilities:
Change in receivables	(41,508)	(6,112)	10,540
Change in prepaid expenses, deferred costs and other	(82,565)	(57,059)	(25,759)
Change in accounts payable	6,646	(94)	(47)
Change in accrued expenses	1,190	7,045	19,720
Change in income taxes	16,704	(10,927)	(3,723)
Change in deferred revenues	6,572	6,541	(4,871)
Net cash from operating activities	504,631	462,129	510,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(2,300)	(30,376)
Capital expenditures	(34,659)	(22,988)	(53,538)
Proceeds from the sale of assets	45	6,187	11,130
Purchased software	(8,491)	(6,506)	(6,710)
Computer software developed	(148,239)	(128,343)	(117,262)
Proceeds from investments	—	5,000	—
Purchase of investments	(5,000)	(13,300)	(1,150)
Net cash from investing activities	(196,344)	(162,250)	(197,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	332,000	200,000	55,000
Repayments on credit facilities and financing leases	(317,127)	(100,114)	(55,033)
Purchase of treasury stock	(193,916)	(431,529)	(71,549)
Dividends paid	(139,070)	(133,800)	(127,421)
Proceeds from issuance of common stock upon exercise of stock options	—	1	—
Tax withholding payments related to share based compensation	(4,152)	(7,721)	(3,739)
Proceeds from sale of common stock	11,773	10,931	9,833
Net cash from financing activities	(310,492)	(462,232)	(192,909)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(2,205)	$(162,353)	$119,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$50,992	$213,345	$93,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,787	$50,992	$213,345

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
Risks and Uncertainties
The novel coronavirus ("COVID-19") pandemic adversely impacted global economic activity and contributed to significant volatility in financial markets during calendar 2020 through calendar 2022 year to date. The Company has not, to this point in time, experienced material impacts from the COVID-19 pandemic, but did assess certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company as of and for its fiscal year ended June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, as well as the carrying value of goodwill and other long-lived assets. While there was not a material impact to the Company’s consolidated financial statements for fiscal 2022 and no material impacts expected for foreseeable future, the Company will continue to monitor assessments of COVID-19, as well as other factors that could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
The following table summarizes allowance for credit losses activity for the years ended June 30, 2022, and 2021:

	Year Ended June 30,
	2022	2021
Allowance for credit losses - beginning balance	$7,266	$6,719
Cumulative effect of accounting standards update adoption	—	493
Current provision for expected credit losses	1,740	2,130
Write-offs charged against allowance	(1,389)	(2,070)
Recoveries of amounts previously written off	(1)	(3)
Other	—	(3)
Allowance for credit losses - ending balance	$7,616	$7,266
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
PURCHASE OF INVESTMENT
At June 30, 2022 and 2021, the Company had $18,250 and $13,250, respectively, invested in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks"), which represents a non-controlling share of the voting equity of Autobooks. This investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable due to limited investors which reduces available comparative information. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Equity transactions are monitored quarterly to assess whether there are indicators of fair value.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2022, 2021, and 2020 equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares of its common stock. The total cost of treasury shares at June 30, 2022 was $1,807,118. During fiscal 2022, the Company repurchased 1,250 shares of its common stock for $193,916 to be held in treasury. At June 30, 2021, there were 29,793 shares in treasury stock and the Company had authority to repurchase up to 5,198 additional shares of its common stock.
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
Not Adopted at Fiscal Year End
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
Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 14 – Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Year Ended June 30,
	2022	2021	2020
Private and Public Cloud	$561,500	$504,548	$464,066
Product Delivery and Services	250,843	208,856	259,110
On-Premise Support	344,022	334,802	328,275
Services and Support	1,156,365	1,048,206	1,051,451

Processing	786,519	710,019	645,616

Total Revenue	$1,942,884	$1,758,225	$1,697,067
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2022	June 30, 2021
Receivables, net	$348,072	$306,564
Contract Assets- Current	24,447	22,884
Contract Assets- Non-current	68,261	52,920
Contract Liabilities (Deferred Revenue)- Current	330,687	319,748
Contract Liabilities (Deferred Revenue)- Non-current	71,485	75,852
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
For the fiscal years ended June 30, 2022, 2021, and 2020, the Company recognized revenue of $270,972, $256,952, and $259,887, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.

Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2022, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,659,080. The Company expects to recognize approximately 26% over the next 12 months, 20% in 13 - 24 months, and the balance thereafter.
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
Capitalized costs totaled $380,095 and $314,807, at June 30, 2022 and 2021, respectively.
During the fiscal years ended June 30, 2022, 2021, and 2020, amortization of deferred contract costs totaled $133,174, $122,143, and $117,763, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$115,000	$—	$115,000
June 30, 2021
Financial Assets:
Certificates of Deposit	$—	$1,200	$—	$1,200
Financial Liabilities:
Revolving credit facility	$—	$100,000	$—	$100,000

NOTE 4.    LEASES
The Company adopted ASU 2016-02 and its related amendments (collectively known as “ASC 842”) on July 1, 2019 using the optional transition method in ASU 2018-11. Therefore, the reported results for fiscal years ended June 30, 2022, 2021, and 2020 reflect the application of ASC 842.
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
At June 30, 2022, and 2021, the Company had operating lease assets of $46,869 and $55,977 and financing lease assets of $65 and $188, respectively. At June 30, 2022, total operating lease liabilities of $51,452 were comprised of current operating lease liabilities of $10,681 and noncurrent operating lease liabilities of $40,771, and all of the financing lease liabilities of $67 were current financing lease liabilities. At June 30, 2021, total operating lease liabilities of $60,828 were comprised of current operating lease liabilities of $11,460 and noncurrent operating lease liabilities of $49,368, and total financing lease liabilities of $193 were comprised of current financing lease liabilities of $110 and noncurrent financing lease liabilities of $83.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $31,006 and $23,813 as of June 30, 2022, and 2021, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $255 and $153 as of June 30, 2022, and 2021, respectively.
Operating lease costs for the fiscal years ended June 30, 2022, 2021, and 2020 were $13,058, $14,676, and $16,029, respectively. Financing lease costs for the fiscal years ended June 30, 2022, 2021, and 2020 were $105, $121, and $41, respectively. Total operating and financing lease costs for the fiscal years ended June 30, 2022, 2021, and 2020 included variable lease costs of approximately $2,333, $3,831, and $4,017, respectively. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of income.
For the fiscal years ended June 30, 2022, 2021, and 2020, operating cash flows for payments on operating leases were $13,082, $13,672, and $14,348, respectively, and ROU assets obtained in exchange for operating lease liabilities were $2,407, $4,691, and $4,212, respectively. Financing cash flows for payments on financing leases for the fiscal years ended June 30, 2022, 2021, and 2020 were $109, $117, and $33, respectively.

As of June 30, 2022, 2021, and 2020, the weighted-average remaining lease terms for the Company's operating leases were 76 months, 81 months, and 88 months, respectively, and the weighted-average discount rates were 2.58%, 2.67%, and 2.76%, respectively. As of June 30, 2022, 2021, and 2020, the weighted-average remaining lease terms for the Company's financing leases were 9 months, 21 months, and 33 months, respectively, and the weighted-average discount rates were 2.29%, 2.39%, and 2.42%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2022*:

Due dates	Future Minimum Rental Payments

2023	$11,917
2024	10,246
2025	7,490
2026	6,572
2027	5,777
Thereafter	13,899
Total lease payments	$55,901
Less: interest	(4,449)
Present value of lease liabilities	$51,452
*Financing leases were immaterial to the fiscal year, so a maturity of lease liabilities table has only been included for operating leases.
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2022, there were $797 in legally binding lease payments for a lease signed but not yet commenced. The commencement date of the lease is July 1, 2022 and has a term of 84 months.

NOTE 5.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2022	2021	Estimated Useful Life
Land	$16,781	$22,885
Land improvements	23,571	23,783	5 - 20 years
Buildings	129,313	149,041	20 - 30 years
Leasehold improvements	51,708	55,407	5 - 30 years	(1)
Equipment and furniture	400,856	391,507	3 - 10 years
Aircraft and equipment	41,492	41,047	4 - 10 years
Construction in progress	2,547	3,639
Finance lease right of use asset (2)	320	341
	666,588	687,650
Less accumulated depreciation	454,879	435,169
Property and equipment, net	$211,709	$252,481
(1) Lesser of lease term or estimated useful life
(2) See Note 4 for details
The change in property and equipment in accrued liabilities was a decrease of $4,097 and an increase of $8,699 for the fiscal years ended June 30, 2022, and 2021, respectively. The changes in property and equipment acquired through capital leases were decreases of $21 and $14 for the fiscal years ended June 30, 2022, and 2021, respectively, and an increase of $355 for the fiscal year ended June 30, 2020. These amounts were excluded from capital expenditures on the statements of cash flows.

No impairments of property and equipment were recorded in the fiscal years ended June 30, 2022, 2021, or 2020.

During the quarter ended March 31, 2022, the Company received an offer to purchase one of its facilities and management has committed to sell the facility. At June 30, 2022, this facility's assets were classified as assets held for sale by the Company in the amount of $20,201, and were not included in property and equipment, net. Total assets held for sale by the Company at June 30, 2021, were $0.

NOTE 6.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2022 and 2021, by reportable segments, is as follows:

	June 30,
Core	2022	2021
Beginning balance	$195,578	$199,956
Goodwill, acquired during the year	—	—
Goodwill, transferred during the year[1]	—	(4,017)
Goodwill, adjustments related to dispositions	—	(361)
Ending balance	$195,578	$195,578

Payments
Beginning balance	$325,326	$325,326
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$325,326	$325,326

Complementary
Beginning balance	$166,554	$161,052
Goodwill, acquired during the year	—	1,485
Goodwill, transferred during the year[1]	—	4,017
Goodwill, adjustments related to dispositions	—	—
Ending balance	$166,554	$166,554
1Related to the transfer of our Call Center line of business from Core to Complementary, $4,017 of goodwill was transferred in fiscal 2021 between the two based upon the estimated fair value of that line of business.
Goodwill acquired during fiscal 2022 and 2021 was $0 and $1,485, respectively. Goodwill consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of the entities or assets acquired, together with their assembled workforces. No goodwill has been assigned to the Company's Corporate and Other reportable segment.

Other Intangible Assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,401	$(246,898)	$69,503
Computer software	$1,111,308	$(700,351)	$410,957
Other intangible assets:	$108,688	$(83,551)	$25,137

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,401	$(234,559)	$81,842
Computer software	$978,099	$(610,005)	$368,094
Other intangible assets:	$102,615	$(76,486)	$26,129
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $173,402 and costs of internal-use software of $237,555 at June 30, 2022. At June 30, 2021, costs of software to be sold, leased, or marketed totaled $146,090, and costs of internal-use software totaled $222,004.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $105,036, $99,305, and $92,460 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. During fiscal 2020, computer software projects totaling $8,710, primarily related to Enterprise Risk Mitigation Solution and Payments Hub, were written off and are included in selling, general, and administrative on the Company's consolidated statement of income and as (gain)/loss on disposal of assets and businesses on the Company's consolidated statement of cash flows. There were no material impairments in fiscal years ended June 30, 2022 and 2021.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $126,835, $123,233, and $119,599 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2022, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2023	$100,314	$9,745	$8,137	$118,196
2024	83,312	8,363	5,519	97,194
2025	64,739	7,910	3,118	75,767
2026	42,986	7,544	1,458	51,988
2027	19,521	7,451	1,379	28,351

NOTE 7.    DEBT
The Company had $67 outstanding short-term debt and $115,000 outstanding long-term debt at June 30, 2022, related to financing leases and the revolving credit facility. The Company had $110 outstanding short-term debt and $100,083 outstanding long-term debt at June 30, 2021.
Revolving credit facility
On February 10, 2020, the Company entered into a five-year senior, unsecured revolving credit facility. The credit facility allows for borrowings of up to $300,000, which may be increased by the Company at any time until maturity to $700,000. The credit facility bears interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit facility is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit facility agreement. As of June 30, 2022, the Company was in compliance with all such covenants. The revolving credit facility terminates February 10, 2025. There was $115,000 outstanding balance under this credit facility at June 30, 2022 and $100,000 outstanding balance under this credit facility at June 30, 2021.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in May 2019 and modified in March 2021 to extend the expiration to April 30, 2023. There was no balance outstanding at June 30, 2022 or 2021.
Interest
The Company paid interest of $1,788, $852, and $475 during the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

NOTE 8.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2022	2021	2020
Current:
Federal	$59,390	$55,598	$46,137
State	18,089	13,897	13,690
Deferred:
Federal	24,391	14,401	21,130
State	7,481	2,360	3,451
	$109,351	$86,256	$84,408
The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2022	2021
Deferred tax assets:
Contract and service revenues	$15,340	$13,428
Expense reserves and accruals (bad debts, compensation, and payroll tax)	15,382	17,566
Leasing liabilities	12,868	15,182
Net operating loss and tax credit carryforwards	2,107	3,242
Other, net	3,311	2,634
Total gross deferred tax assets	49,008	52,052
Valuation allowance	(200)	(270)
Net deferred tax assets	48,808	51,782

Deferred tax liabilities:
Accelerated tax depreciation	(33,390)	(37,066)
Accelerated tax amortization	(192,187)	(175,804)
Contract and service costs	(104,139)	(85,696)
Leasing right-of-use assets	(11,722)	(13,974)
Total gross deferred liabilities	(341,438)	(312,540)

Net deferred tax liability	$(292,630)	$(260,758)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2022	2021	2020
Computed "expected" tax expense	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	4.3%	3.2%	3.6%
Research and development credit	(2.0)%	(2.4)%	(2.4)%
Other (net)	(0.1)%	(0.1)%	(0.1)%
	23.2%	21.7%	22.1%
As of June 30, 2022, the Company has $918 of gross federal net operating loss (“NOL”) pertaining to the acquisition of Goldleaf Financial Solutions, Inc. which is expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2022, the Company has state NOL and tax credit carryforwards with a tax-effected value of $215 and $1,700, respectively. The federal and state loss and credit carryover have varying expiration dates, ranging from fiscal 2023 to 2042. Based on state tax rules which restrict utilization of these losses and tax credits, the Company believes it is more likely than not that $200 of these losses and tax credits will expire unutilized. Accordingly, valuation allowances of $200 and $270 have been recorded against the state net operating losses and tax credit carryforwards as of June 30, 2022 and 2021, respectively.
The Company paid income taxes, net of refunds, of $60,553, $80,220, and $63,692 in fiscal 2022, 2021, and 2020, respectively.
At June 30, 2022, the Company had $8,990 of gross unrecognized tax benefits, $8,066 of which, if recognized, would affect its effective tax rate. At June 30, 2021, the Company had $8,762 of unrecognized tax benefits, $8,119 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $1,234 and $1,180 related to uncertain tax positions at June 30, 2022 and 2021, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $73, $(310), and $38 in the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2022, 2021, and 2020 follows:

Unrecognized Tax Benefits
Balance at July 1, 2019	$10,495
Additions for current year tax positions	1,451
Additions for prior year tax positions	867
Additions related to business combinations	192
Reductions related to expirations of statute of limitations	(2,893)
Balance at June 30, 2020	10,112
Additions for current year tax positions	1,598
Additions for prior year tax positions	490
Reductions for prior year tax positions	(30)
Reductions related to expirations of statute of limitations	(3,408)
Balance at June 30, 2021	8,762
Additions for current year tax positions	1,863
Additions for prior year tax positions	1,642
Reductions for prior year tax positions	(36)
Reductions related to expirations of statute of limitations	(3,241)
Balance at June 30, 2022	$8,990
The U.S. federal income tax returns for fiscal 2019 and all subsequent years remain subject to examination as of June 30, 2022 under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of June 30,2022 under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $1,500 - $4,000 within twelve months of June 30, 2022.

NOTE 9.    INDUSTRY AND SUPPLIER CONCENTRATION
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
In addition, some of the Company’s key solutions are dependent on technology manufactured by third parties. Termination of the Company’s relationship with one or more of these third parties could have a negative impact on the operations of the Company.

NOTE 10.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2022, 2021, and 2020 includes $24,780, $20,746, and $16,883, respectively, of equity-based compensation costs, of which $22,703, $18,817, and $15,148, respectively, relates to the restricted stock plans. Costs are recorded net of estimated forfeitures. The total income tax benefits from equity-based compensation for the fiscal years ended June 30, 2022, 2021, and 2020 were $4,252, $3,258, and $3,072, respectively. These income tax benefits included income tax net excess benefits from stock option exercises and restricted stock vestings of $652, $719, and $340 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
Stock Option Awards
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
A summary of option plan activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2019	32	$87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	87.27
Outstanding July 1, 2020	22	87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding July 1, 2021	22	87.27
Granted	—	—
Forfeited	—	—
Exercised	(10)	87.27
Outstanding June 30, 2022	12	$87.27	$1,084
Vested and Expected to Vest June 30, 2022	12	$87.27	$1,084
Exercisable June 30, 2022	12	$87.27	$1,084
There were no options granted in the fiscal years ended June 30, 2022, 2021, and 2020.
The Company utilized a Black-Scholes option pricing model to estimate fair value of the stock option grants at the grant date. All remaining options were granted on July 1, 2016. Assumptions such as expected life, volatility, risk-

free interest rate, and dividend yield impact the fair value estimate. These assumptions are subjective and generally require significant analysis and judgment to develop. The risk-free interest rate used in the Company's estimate was determined from external data, while volatility, expected life, and dividend yield assumptions were derived from its historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.
At June 30, 2022, there was no compensation cost yet to be recognized related to outstanding options.
The total intrinsic value of options exercised was $1,005, $0, and $809 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. There were 10 options exercised for the fiscal year ended June 30, 2022.
Restricted Stock Awards
The Restricted Stock Plan was adopted by the Company on November 1, 2005, for its employees. The plan expired on November 1, 2015. Up to 3,000 shares of common stock were available for issuance under the plan. The 2015 EIP was adopted by the Company on November 10, 2015, for its employees. Up to 3,000 shares of common stock are available for issuance under the 2015 EIP. Upon issuance, shares of restricted stock were subject to forfeiture and to restrictions which limited the sale or transfer of the shares during the restriction period. The restrictions were lifted over periods ranging from 3 years to 5 years from grant date.
The following table summarizes non-vested share awards activity:

Share awards	Shares	Weighted Average Grant Date Fair Value
Outstanding July 1, 2019	6	$87.27
Granted	—	—
Vested	(6)	87.27
Forfeited	—	—
Outstanding July 1, 2020	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding July 1, 2021	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2022	—	—
No shares of restricted stock were granted during the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
The non-vested share awards granted prior to July 1, 2016, did not participate in dividends during the restriction period. As a result, the weighted-average fair value of the non-vested share awards was based on the fair market value of the Company’s equity shares on the grant date, less the present value of the expected future dividends to be declared during the restriction period, consistent with the methodology for calculating compensation expense on such awards. The non-vested share awards granted after July 1, 2016, did participate in dividends during the restriction period and the weighted-average fair value of such participating awards was based on the fair market value on the grant date.
Restricted Stock Unit Awards
An amendment to the Restricted Stock Plan was adopted by the Company on August 20, 2010, whereby restricted stock unit ("unit/s") awards were made to employee participants rather than restricted stock. The awarding of units continued with the 2015 Equity Incentive Plan. It is the intention of the Company to settle the unit awards in shares of the Company’s stock. Unit awards that have service requirements only and are not tied to performance measures generally vest over a period of 1 to 3 years.
The following table summarizes non-vested unit awards with service requirements only and those tied to service requirements and performance measures as of June 30, 2022, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2019	298	$107.00
Granted[1]	139	157.94
Vested	(69)	98.25
Forfeited[2]	(61)	85.33
Outstanding July 1, 2020	307	136.41
Granted[1]	113	170.69
Vested	(124)	111.08
Forfeited[2]	(2)	140.46
Outstanding July 1, 2021	294	160.22
Granted[1]	135	178.60
Vested	(71)	145.50
Forfeited[2]	(55)	189.33
Outstanding June 30, 2022	303	$166.50	$54,548
1Granted includes restricted stock unit awards and performance unit awards at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
The 135 unit awards granted in fiscal 2022 had service requirements and performance measures, with 87 only having service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 48 unit awards granted in fiscal 2022 have performance targets along with service requirements. 19 of these performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate ("CAGR") for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. The other 29 performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the custom peer group ("Compensation Peer Group") comprised of the Standard & Poor's 1500 Software & Services Index ("S&P 1500 S&S Index") participant companies and other participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2022. For fiscal years 2021 and 2020, TSR was in comparison to two separate groups—a custom peer group, the Compensation Peer Group in the table below, and the Standard & Poor's 1500 Information Technology Index ("S&P 1500 IT Index") participants—as approved by the Compensation Committee for each of those fiscal years. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period.
The weighted average assumptions used in the Monte Carlo pricing model to estimate fair value at the grant dates for awards with performance targets and service requirements are as follows:

	Year Ended June 30,
Monte Carlo award inputs:	2022	2021	2020
Compensation Peer Group:[1]
Volatility	28.6%	25.2%	16.8%
Risk free interest rate	0.32%	0.11%	1.34%
Annual dividend based on most recent quarterly dividend	$1.84	$1.72	$1.60
Dividend yield	1.1%	1.0%	1.1%
Beginning average percentile rank for TSR	65%	37%	63%

S&P 1500 IT Index:
Volatility		25.2%	16.8%
Risk free interest rate		0.11%	1.34%
Annual dividend based on most recent quarterly dividend		$1.72	$1.60
Dividend yield		1.0%	1.1%
Beginning average percentile rank for TSR		30%	61%
1For fiscal 2022, S&P 1500 S&S Index participants were included in the Compensation Peer Group.

At June 30, 2022, there was $19,076 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average remaining contractual term of 1.12 years.
The fair value of restricted units at vest date totaled $12,139, $21,652, and $11,248 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

NOTE 11.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2022	2021	2020
Net Income	$362,916	$311,469	$296,668
Common share information:
Weighted average shares outstanding for basic earnings per share	73,324	75,546	76,787
Dilutive effect of stock options, restricted stock units, and restricted stock	162	112	147
Weighted average shares outstanding for diluted earnings per share	73,486	75,658	76,934
Basic earnings per share	$4.95	$4.12	$3.86
Diluted earnings per share	$4.94	$4.12	$3.86
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and restricted stock have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 7 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2022, 11 shares were excluded for fiscal 2021, and 2 shares were excluded for fiscal 2020.

NOTE 12.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2022, 2021 and 2020, employees purchased 80, 80, and 74 shares under this plan at average prices of $147.36, $136.87, and $132.51, respectively. As of June 30, 2022, approximately 1,070 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time employee contributions up to 5% of eligible compensation. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $28,259, $26,783, and $25,155 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

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
The Company's consolidated statement of income for the fiscal years ended June 30, 2022, 2021, and 2020 included revenue of $12,733, $13,233, and $8,969, respectively, and after-tax net income of $4,679, $4,805, and $654, respectively, resulting from Geezeo's operations.
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
Immaterial adjustments were made in fiscal 2022 to reclassify cost of revenue in fiscal 2021 from the Core segment to the Corporate and Other segment to be consistent with the current fiscal year allocation of cost of revenue by segment. The amounts reclassified for the fiscal year ended June 30, 2021, were $135.
During the second quarter of fiscal 2021, the Company's call center was consolidated into the Complementary segment. As a result of this consolidation, immaterial adjustments were made during fiscal 2021 to reclassify related revenue and costs recognized during the fiscal year ended June 30, 2020, from the Core to the Complementary segment. The total related revenue reclassified was $20,797 for fiscal 2020. The total related cost of revenue reclassified was $12,386 for fiscal 2020.

	Year Ended
	June 30, 2022
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$583,752	$78,402	$444,485	$49,726	$1,156,365
Processing	38,690	628,617	116,726	2,486	786,519
Total Revenue	622,442	707,019	561,211	52,212	1,942,884

Cost of Revenue	261,585	380,954	232,088	253,987	1,128,614
Research and Development					121,355
Selling, General, and Administrative					218,296
Total Expenses					1,468,265

SEGMENT INCOME	$360,857	$326,065	$329,123	$(201,775)

OPERATING INCOME					474,619

INTEREST INCOME (EXPENSE)					(2,352)

INCOME BEFORE INCOME TAXES					$472,267

	Year Ended
	June 30, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$529,193	$63,445	$410,930	$44,638	$1,048,206
Processing	34,903	578,863	94,998	1,255	710,019
Total Revenue	564,096	642,308	505,928	45,893	1,758,225

Cost of Revenue	247,150	353,581	212,627	250,041	1,063,399
Research and Development					109,047
Selling, General, and Administrative					187,060
Total Expenses					1,359,506

SEGMENT INCOME	$316,946	$288,727	$293,301	$(204,148)

OPERATING INCOME					398,719

INTEREST INCOME (EXPENSE)					(994)

INCOME BEFORE INCOME TAXES					$397,725

	Year Ended
	June 30, 2020
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$529,997	$66,920	$401,639	$52,895	$1,051,451
Processing	31,372	530,773	82,507	964	645,616
Total Revenue	561,369	597,693	484,146	53,859	1,697,067

Cost of Revenue	240,492	319,739	203,963	244,270	1,008,464
Research and Development					109,988
Selling, General, and Administrative					197,988
Total Expenses					1,316,440

SEGMENT INCOME	$320,877	$277,954	$280,183	$(190,411)

OPERATING INCOME					380,627

INTEREST INCOME (EXPENSE)					449

INCOME BEFORE INCOME TAXES					$381,076

The Company has not disclosed any additional asset information by segment, as the information is not produced internally and its preparation is impracticable.

NOTE 15. SUBSEQUENT EVENTS
Sale of Facility
On August 12, 2022, the Company closed on the sale of its San Diego, CA, facility that was committed to during the quarter ended March 31, 2022. The sales price of the facility was $27,500, and proceeds after selling costs were received on the date of closing. The facility sale included assets with a carrying value of approximately $20,201 that were reported as assets held for sale by the Company at June 30, 2022 (see Note 5). The Company expects to recognize a gain on the sale of approximately $6,000 during the first quarter of fiscal 2023.
Dividend
On August 22, 2022, the Company's Board of Directors declared a cash dividend of $0.49 per share on its common stock, payable on September 29, 2022 to stockholders of record on September 9, 2022.
Acquisition
We have entered into a definitive agreement to acquire Payrailz, LLC. We anticipate the transaction closing on August 31, 2022. In connection with the closing, we expect to amend the revolving credit facility to increase the borrowing limit to allow funding of the transaction.

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
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2022; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2022, fiscal year end in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance," “Delinquent Section 16(a) Reports" (if applicable), and “Executive Officers” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance," “Compensation Committee Report," “Compensation Discussion and Analysis," "Compensation and Risk," and “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the captions ”Audit Committee Report” and “Ratification of Selection of the Company's Independent Registered Public Accounting Firm," PricewaterhouseCoopers LLC (PCAOB ID No. 238), in the Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2022, 2021, and 2020
- Consolidated Balance Sheets as of June 30, 2022, and 2021
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2022, 2021, and 2020
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021, and 2020
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
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

Index to Exhibits

Exhibit No.    Description

3.1.8    Restated Certificate of Incorporation attached as Exhibit 3.1.8 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2021.

3.2.8    Restated and Amended Bylaws attached as Exhibit 3.2.8 to the Company’s Current Report on Form 8-K filed August 26, 2021.

4.1**    Description of Securities

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

10.68*    Form of Restricted Stock Unit Agreement attached as Exhibit 10.68 to the Company's Annual Report on Form 10-K filed August 25, 2021.

10.69*    Form of Performance Shares Agreement attached as Exhibit 10.69 to the Company's Annual Report on Form 10-K filed August 25, 2021.

10.70*    Form of Restricted Stock Unit Agreement attached as Exhibit 10.70 to the Company's Annual Report on Form 10-K filed August 25, 2021.

10.71*    Form of Indemnification Agreement attached as Exhibit 10.71 to the Company's Current Report on Form 8-K filed February 17, 2022.

10.72*    Jack Henry & Associates, Inc. Executive Severance Plan attached as Exhibit 10.72 to the Company's Current Report on Form 8-K filed July 29, 2022.

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

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2022, and June 30, 2021, (ii) the Consolidated Statements of Income for the years ended June 30, 2022, 2021, and 2020, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2022, 2021, and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021, and 2020, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2022.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	Chief Executive Officer and Board Chair (Principal Executive Officer)	August 25, 2022

/s/ Kevin D. Williams Kevin D. Williams	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 25, 2022

/s/ Renee A. Swearingen Renee A. Swearingen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2022

/s/ Matthew C. Flanigan Matthew C. Flanigan	Vice Chair and Lead Director	August 25, 2022

/s/ Thomas H. Wilson, Jr Thomas H. Wilson, Jr	Director	August 25, 2022

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 25, 2022

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 25, 2022

/s/ Laura G. Kelly Laura G. Kelly	Director	August 25, 2022

/s/ Shruti S. Miyashiro Shruti S. Miyashiro	Director	August 25, 2022

/s/ Wesley A. Brown Wesley A. Brown	Director	August 25, 2022

/s/ Curtis A. Campbell Curtis A. Campbell	Director	August 25, 2022