Form 10-Q
period 2022-09-30
HENRY JACK & ASSOCIATES INC
filed 2022-11-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of October 28, 2022, the Registrant had 72,949,433 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to "Jack Henry," “JKHY,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	September 30, 2022	June 30, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,970	$48,787
Receivables, net	247,541	348,072
Income tax receivable	—	13,822
Prepaid expenses and other	134,539	125,537
Deferred costs	71,047	57,105
Assets held for sale	—	20,201
Total current assets	485,097	613,524
PROPERTY AND EQUIPMENT, net	208,307	211,709
OTHER ASSETS:
Non-current deferred costs	148,445	143,750
Computer software, net of amortization	534,488	410,957
Other non-current assets	300,924	293,526
Customer relationships, net of amortization	72,482	69,503
Other intangible assets, net of amortization	24,562	25,137
Goodwill	804,155	687,458
Total other assets	1,885,056	1,630,331
Total assets	$2,578,460	$2,455,564
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,445	$21,034
Accrued expenses	147,679	192,042
Accrued income taxes	27,394	—
Notes payable and current maturities of long-term debt	41	67
Deferred revenues	274,772	330,687
Total current liabilities	470,331	543,830
LONG-TERM LIABILITIES:
Non-current deferred revenues	70,374	71,485
Deferred income tax liability	280,285	292,630
Debt, net of current maturities	245,000	115,000
Other long-term liabilities	51,332	50,996
Total long-term liabilities	646,991	530,111
Total liabilities	1,117,322	1,073,941
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 103,953,128 shares issued at September 30, 2022; 103,921,724 shares issued at June 30, 2022	1,040	1,039
Additional paid-in capital	560,034	551,360
Retained earnings	2,707,182	2,636,342
Less treasury stock at cost 31,042,903 shares at September 30, 2022; 31,042,903 shares at June 30, 2022	(1,807,118)	(1,807,118)
Total stockholders' equity	1,461,138	1,381,623
Total liabilities and equity	$2,578,460	$2,455,564
See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended
	September 30,
	2022	2021

REVENUE	$529,202	$488,056

EXPENSES
Cost of Revenue	298,261	276,636
Research and Development	32,993	26,754
Selling, General, and Administrative	57,225	51,071
Total Expenses	388,479	354,461

OPERATING INCOME	140,723	133,595

INTEREST INCOME (EXPENSE)
Interest Income	152	7
Interest Expense	(1,576)	(248)
Total Interest Income (Expense)	(1,424)	(241)

INCOME BEFORE INCOME TAXES	139,299	133,354

PROVISION FOR INCOME TAXES	32,750	31,240

NET INCOME	$106,549	$102,114

Basic earnings per share	$1.46	$1.38
Basic weighted average shares outstanding	72,896	74,016

Diluted earnings per share	$1.46	$1.38
Diluted weighted average shares outstanding	73,138	74,142

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended
	September 30,
	2022	2021
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	103,921,724	103,795,169
Shares issued for equity-based payment arrangements	12,141	5,432
Shares issued for Employee Stock Purchase Plan	19,263	21,664
Shares, end of period	103,953,128	103,822,265

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,039	$1,038
Shares issued for Employee Stock Purchase Plan	1	—
Balance, end of period	$1,040	$1,038

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$551,360	$518,960
Tax withholding related to share-based compensation	(1,556)	(953)
Shares issued for Employee Stock Purchase Plan	3,232	3,177
Stock-based compensation expense	6,998	6,071
Balance, end of period	$560,034	$527,255

RETAINED EARNINGS:
Balance, beginning of period	$2,636,342	$2,412,496
Net income	106,549	102,114
Dividends	(35,709)	(34,036)
Balance, end of period	$2,707,182	$2,480,574

TREASURY STOCK:
Balance, beginning of period	$(1,807,118)	$(1,613,202)
Balance, end of period	$(1,807,118)	$(1,613,202)

TOTAL STOCKHOLDERS' EQUITY	$1,461,138	$1,395,665

Dividends declared per share	$0.49	$0.46

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$106,549	$102,114
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,416	13,157
Amortization	33,194	31,016
Change in deferred income taxes	(12,345)	6,088
Expense for stock-based compensation	6,998	6,071
(Gain)/loss on disposal of assets	(6,124)	166
Changes in operating assets and liabilities:
Change in receivables	101,509	53,404
Change in prepaid expenses, deferred costs and other	(34,740)	(20,345)
Change in accounts payable	(2,168)	2,859
Change in accrued expenses	(45,265)	(37,231)
Change in income taxes	41,937	9,912
Change in deferred revenues	(65,130)	(60,662)
Net cash from operating activities	136,831	106,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(228,986)	—
Capital expenditures	(7,737)	(9,273)
Proceeds from dispositions	26,252	14
Purchased software	(408)	(1,221)
Computer software developed	(38,715)	(35,971)
Net cash from investing activities	(249,594)	(46,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	280,000	—
Repayments on financing leases	(150,022)	(35,027)
Dividends paid	(35,709)	(34,036)
Tax withholding payments related to share-based compensation	(1,556)	(953)
Proceeds from sale of common stock	3,233	3,177
Net cash from financing activities	95,946	(66,839)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(16,817)	$(6,741)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$48,787	$50,992
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,970	$44,251

See notes to condensed consolidated financial statements

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a well-rounded financial technology company. JKHY was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,800 financial institutions and diverse corporate entities.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three months ended September 30, 2022 and 2021, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter ended September 30, 2022:

	Three Months Ended September 30,
	2022	2021
Allowance for credit losses - beginning balance	$7,616	$7,267
Current provision for expected credit losses	480	540
Write-offs charged against allowance	(65)	(145)
Recoveries of amounts previously written off	(1)	(1)
Allowance for credit losses - ending balance	$8,030	$7,661
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at September 30, 2022, totaled $461,282 and at June 30, 2022, totaled $454,879.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years.  Accumulated amortization of intangible assets totaled $1,063,994 and $1,030,800 at September 30, 2022, and June 30, 2022, respectively.
Investments
At September 30, 2022, and June 30, 2022, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2022, and June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at September 30, 2022, and June 30, 2022, was $1,807,118. During the first three months of fiscal 2023, the Company did not repurchase any shares of its common stock.
Income Taxes
Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expenses are recognized on the full amount of unrecognized benefits for uncertain tax positions. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2022. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2022, with updates to certain policies included in this Note 1.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2022, the results of its operations for the three months ended September 30, 2022 and 2021, changes in stockholders' equity for the three months ended September 30, 2022 and 2021, and its cash flows for the three months ended September 30, 2022 and 2021. The condensed consolidated balance sheet at June 30, 2022, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Risks and Uncertainties
The Company has determined there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 30, 2022, as a result of the continuing impact of the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic may impact the Company's future operational and financial performance remains uncertain and difficult to predict. The Company will continue to monitor developments related to the COVID-19 pandemic.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
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

	Three Months Ended September 30,
	2022	2021
Private and Public Cloud	$148,999	$135,642
Product Delivery and Services	57,523	51,516
On-Premise Support	113,627	110,336
Services & Support	320,149	297,494

Processing	209,053	190,562

Total Revenue	$529,202	$488,056
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2022	June 30, 2022
Receivables, net	$247,541	$348,072
Contract Assets- Current	24,240	24,447
Contract Assets- Non-current	68,386	68,261
Contract Liabilities (Deferred Revenue)- Current	274,772	330,687
Contract Liabilities (Deferred Revenue)- Non-current	70,374	71,485
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

During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $97,990 and $99,316, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2022, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,643,334. The Company expects to recognize approximately 26% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $397,833 and $380,095, at September 30, 2022, and June 30, 2022, respectively.
For the three months ended September 30, 2022 and 2021, amortization of deferred contract costs was $41,980 and $35,844, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,213	$—	$1,213
Financial Liabilities:
Revolving credit facility	$—	$245,000	$—	$245,000
June 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$115,000	$—	$115,000

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
The Company leases certain office space, data centers, and equipment with remaining terms of 1 to 11 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2022, and June 30, 2022, the Company had operating lease assets of $46,452 and $46,869 and financing lease assets of $39 and $65, respectively. At September 30, 2022, total operating lease liabilities of $50,932 were comprised of current operating lease liabilities of $10,546 and noncurrent operating lease liabilities of $40,386, and total financing lease liabilities of $41 were all current liabilities. At June 30, 2022, total operating lease liabilities of $51,452 were comprised of current operating lease liabilities of $10,681 and noncurrent operating lease liabilities of $40,771, and total financing lease liabilities of $67 were all current financing lease liabilities.
Operating lease assets are included within other non-current assets and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $33,478 and $31,006 as of September 30, 2022, and June 30, 2022, respectively. Financing lease assets are included within property and equipment, net and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) is included in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $276 and $255 as of September 30, 2022, and June 30, 2022, respectively.
Operating lease costs for the three months ended September 30, 2022 and 2021, were $3,059 and $3,432, respectively. Financing lease costs for the three months ended September 30, 2022 and 2021, were $21 and $28, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of approximately $928 and $399, respectively. Operating and financing lease expense are included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the three months ended September 30, 2022 and 2021, the Company had operating cash flows for payments on operating leases of $3,110 and $3,031, and ROU assets obtained in exchange for operating lease liabilities of $2,296 and $272, respectively. Operating cash flows for interest paid on financing leases for the three months ended September 30, 2022 and 2021, were $22 and $29, respectively.
As of September 30, 2022, and June 30, 2022, the weighted-average remaining lease term for the Company's operating leases was 74 months and 76 months and the weighted-average discount rate was 2.60% and 2.58%, respectively. As of September 30, 2022, and June 30, 2022, the weighted-average remaining lease term for the Company's financing leases was 6 months and 9 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.23% as of September 30, 2022, and 2.29% as of June 30, 2022.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2022*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2023 (remaining period)	$9,019
2024	10,696
2025	7,952
2026	7,046
2027	6,265
Thereafter	14,296
Total lease payments	$55,274
Less: interest	(4,342)
Present value of lease liabilities	$50,932
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2022, there were $6,128 of legally binding lease payments for leases signed but not yet commenced.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (a) 0%, (b) the Prime Rate for such day, (c) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (d) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%, plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2022, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $245,000 outstanding under the amended and restated credit facility at September 30, 2022.
On June 30, 2022, there was a $115,000 outstanding balance on the prior credit facility that was entered into on February 10, 2020. The prior credit facility was a five-year senior, unsecured revolving credit facility. The prior credit facility allowed for borrowings of up to $300,000, which could be increased by the Company to $700,000 at any time until maturity. The prior credit facility bore interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%, plus an applicable percentage in each case determined by the Company's leverage ratio. The prior credit facility was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the prior credit agreement. As of June 30, 2022, the Company was in compliance with all such covenants. The prior credit facility's termination date was February 10, 2025.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at September 30, 2022, or June 30, 2022.

Interest
The Company paid interest of $1,333 and $234 during the three months ended September 30, 2022 and 2021, respectively.
NOTE 7.    INCOME TAXES
Provision for income taxes increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, with an effective tax rate of 23.5% of income before income taxes, compared to 23.4% in the prior fiscal year quarter.
The Company paid income taxes, net of refunds, of $2,828 and $15,187 in the three months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, the Company had $9,586 of gross unrecognized tax benefits before interest and penalties, $8,532 of which, if recognized, would affect our effective tax rate. At September 30, 2022, the Company had accrued interest and penalties of $1,360 related to uncertain tax positions.
The U.S. federal income tax returns for fiscal 2019 and all subsequent years remain subject to examination as of September 30, 2022, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of September 30, 2022, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $3,500 within twelve months of September 30, 2022.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2022 and 2021, included $6,998 and $6,071 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2022	12	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2022	12	$87.27	$1,084
Vested and Expected to Vest September 30, 2022	12	$87.27	$1,084
Exercisable September 30, 2022	12	$87.27	$1,084
At September 30, 2022, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of September 30, 2022, was 3.75 years.
Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of September 30, 2022:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2022	303	$166.50
Granted	112	223.96
Vested	(20)	170.87
Forfeited	(4)	173.71
Outstanding September 30, 2022	391	$182.68	$71,376
The 112 unit awards granted in the first quarter of fiscal 2023 had service requirements and performance measures, with 70 only having service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 42 unit awards granted in the first quarter of fiscal 2023 have performance measures along with service requirements. 17 of these performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. The other 25 performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2023. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

Monte Carlo award inputs:	Fiscal 2023
Compensation Peer Group:
Volatility	29.4%
Risk free interest rate	2.96%
Annual dividend based on most recent quarterly dividend	$1.96
Dividend yield	0.94%
Beginning average percentile rank for TSR	71.0%
At September 30, 2022, there was $37,428 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.25 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2022	2021
Net Income	$106,549	$102,114
Common share information:
Weighted average shares outstanding for basic earnings per share	72,896	74,016
Dilutive effect of stock options and restricted stock units	242	126
Weighted average shares outstanding for diluted earnings per share	73,138	74,142
Basic earnings per share	$1.46	$1.38
Diluted earnings per share	$1.46	$1.38
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2022 and 2021. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 11 anti-dilutive stock options or restricted stock units excluded for the quarter ended September 30, 2022, and 22 were excluded for the quarter ended September 30, 2021.
NOTE 10.    BUSINESS ACQUISITIONS
Payrailz
On August 31, 2022, the Company completed the acquisition of Payrailz, LLC ("Payrailz") for $229,563 paid in cash. The purchase price is subject to a customary post-closing adjustment to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeds or is less than the amount estimated at closing. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing for final purchase price adjustments and indemnification matters under the merger agreement.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by our revolving line of credit (Note 6) and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
Management has completed a preliminary purchase price allocation and assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of August 31, 2022, are set forth below:

Current assets	$1,851
Identifiable intangible assets	119,868
Deferred revenue	(8,104)
Total other liabilities assumed	(749)
Total identifiable net assets	112,866
Goodwill	116,697
Net assets acquired	$229,563
The goodwill of $116,697 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with those of Payrailz, together with the value of Payrailz's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $116,697 is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $6,109, computer software of $112,505, and other intangible assets of $1,254. The amortization period for acquired customer relationships, computer software, and other intangible assets is over a term of 10 to 15 years for each.
Current assets were inclusive of cash acquired of $577. The fair value of current assets acquired included accounts receivable of $978, none of which were expected to be uncollectible.

Costs incurred related to the acquisition of Payrailz during the three months ended September 30, 2022, totaled $458 for administrative and professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the three months ended September 30, 2022, included revenue of $738 and after-tax net loss of $1,870 resulting from Payrailz's operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2022 and 2021, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information is presented as if this acquisition had occurred at the beginning of the prior period presented. The pro forma net income includes estimated incremental amortization expense of $1,957 and $2,935 for the three months ended September 30, 2022 and 2021, respectively. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	JKHY		Pro forma
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Revenue	$529,202	$488,056	$530,829	$489,397
Net Income	106,549	102,114	102,012	97,098
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
Immaterial adjustments have been made to reclassify revenue that was recognized in the three months ended September 30, 2021 from the Complementary to the Payments and Corporate and Other segments. Immaterial adjustments were also made to reclassify cost of revenue from the Corporate and Other and Complementary segments to the Payments segment for the three months ended September 30, 2021. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed from Complementary to Payments was $2,969 and from Complementary to Corporate and Other was $734. Cost of revenue reclassed from Complementary and Corporate and Other to Payments was $1,356.

	Three Months Ended
	September 30, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$165,024	$18,659	$118,147	$18,319	$320,149
Processing	10,100	167,881	30,203	869	209,053
Total Revenue	175,124	186,540	148,350	19,188	529,202

Cost of Revenue	72,240	101,155	58,437	66,429	298,261
Research and Development					32,993
Selling, General, and Administrative					57,225
Total Expenses					388,479

SEGMENT INCOME	$102,884	$85,385	$89,913	$(47,241)

OPERATING INCOME					140,723

INTEREST INCOME (EXPENSE)					(1,424)

INCOME BEFORE INCOME TAXES					$139,299

	Three Months Ended
	September 30, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$155,838	$17,063	$112,806	$11,787	$297,494
Processing	9,447	155,528	24,972	615	190,562
Total Revenue	165,285	172,591	137,778	12,402	488,056

Cost of Revenue	66,902	94,582	54,417	60,735	276,636
Research and Development					26,754
Selling, General, and Administrative					51,071
Total Expenses					354,461

SEGMENT INCOME	$98,383	$78,009	$83,361	$(48,333)

OPERATING INCOME					133,595

INTEREST INCOME (EXPENSE)					(241)

INCOME BEFORE INCOME TAXES					$133,354

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2022.
OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions, core data processing solutions for credit union of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are available for on-premise installation and delivery in our private cloud.
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
RESULTS OF OPERATIONS
For the first quarter of fiscal 2023, total revenue increased 8%, or $41,146, compared to the same quarter in fiscal 2022. The increase was primarily driven by growth in private and public cloud, card processing, transaction and digital, remittance, software usage, and implementation revenues.
Operating expenses increased 10% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Increasing operating expenses for the net effects of deconversion fees of $653, acquisitions of $2,535, and the gain on disposal of assets, net, of $6,176, for the current fiscal quarter and reducing operating expenses for the effects of deconversion fees of $540 for the prior fiscal year quarter, results in an 11% increase for the first quarter of fiscal 2023 compared to the same quarter a year ago. This increase in operating expenses was primarily driven by higher personnel costs, increased direct costs in line with related revenue, and increased travel expenses.
Operating income increased 5% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Reducing operating income for the effects of deconversion fees of $3,865 for the current fiscal quarter and $3,184 for the prior fiscal year quarter and for the effects of acquisitions of $1,797 and the gain on disposal of assets, net, of $6,176 for the current fiscal quarter, results in a 2% increase for the first quarter of fiscal 2023 compared to the same quarter a year ago. This increase in operating income was primarily driven by increased revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 5% for the first quarter of fiscal 2023 compared to the prior fiscal year first quarter. The effective tax rate for the first quarter of fiscal 2023 was 23.5% compared to 23.4% for the same quarter a year ago.
Due to the above changes, net income increased 4% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

We move into the second quarter of fiscal 2023 with optimism following strong performance in the first quarter. Significant portions of our business continue to come from recurring revenues and our sales pipeline also remains encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ended September 30, 2022, follows. Discussions compare the current fiscal year's three months ended September 30, 2022, to the prior fiscal year's three months ended September 30, 2021.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2022	2021
Services and Support	$320,149	$297,494	8%
Percentage of total revenue	60%	61%
Services and support revenue increased 8% for the first quarter of fiscal 2023 compared to the same quarter a year ago. Reducing services and support revenue for deconversion fee revenue from each quarter, which was $4,518 for the current fiscal quarter and $3,724 for the prior fiscal year quarter and for the effects of acquisitions of $24 for the current fiscal quarter, results in growth of 7% quarter over quarter. This increase was primarily driven by growth in cloud processing, software usage, and implementation fee revenues, as well as an increase in user group fee revenue. Growth in software usage reflects a continuing shift of customers to our time-based license model.

Processing	Three Months Ended September 30,		% Change
	2022	2021
Processing	$209,053	$190,562	10%
Percentage of total revenue	40%	39%
Processing revenue increased 10% for the first quarter of fiscal 2023 compared to the same quarter last fiscal year. Reducing processing revenue for the effects of acquisitions of $714 for the current fiscal quarter, results in growth of 9% quarter over quarter. This increase was primarily driven by higher card processing and Jack Henry digital revenue, including Banno, as well as payment processing fees, including iPay, primarily due to expanding volumes, complemented by growth in the other processing revenue components, quarter over quarter.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2022	2021
Cost of Revenue	$298,261	$276,636	8%
Percentage of total revenue	56%	57%
Cost of revenue for the first quarter of fiscal 2023 increased 8% over the prior fiscal year first quarter. Reducing cost of revenue for the effects of deconversion fees from each quarter, which were $411 for the current fiscal year quarter and $337 for the prior fiscal year quarter and increasing cost of revenue for the net effects of acquisitions of $1,539 from the current fiscal year quarter, results in a 7% increase quarter over quarter. This increase was primarily due to higher costs associated with our card processing third-party platform, higher personnel costs, increased internal licenses and fees, and increased amortization of intangible assets at September 30, 2022, compared to the same period a year ago. The increases in cost of revenue were primarily due to organic growth within our product lines. Cost of revenue decreased 1% compared to the prior fiscal year quarter as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2022	2021
Research and Development	$32,993	$26,754	23%
Percentage of total revenue	6%	5%
Research and development expense increased 23% for the first quarter of fiscal 2023 over the prior fiscal year first quarter. Reducing research and development expense for the effects of acquisitions of $332 for the current fiscal quarter, results in a 22% increase quarter over quarter. This increase was primarily due to an increase in personnel costs, net of capitalization, quarter over quarter. Research and development expense for the quarter increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2022	2021
Selling, General, and Administrative	$57,225	$51,071	12%
Percentage of total revenue	11%	10%
Selling, general, and administrative expense increased 12% in the first quarter of fiscal 2023 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each quarter, which were $242 for the current fiscal year quarter and $202 for the prior fiscal year quarter and increasing selling, general, and administrative expense for the net effects of acquisitions and gain/loss of $5,512 for the prior fiscal year quarter, results in a 23% increase quarter over quarter. This increase was primarily due to higher travel expenses and personnel costs, increased consulting and other professional services, and an increase in meetings and trainings. Selling, general, and administrative expense increased 1% as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.

INTEREST INCOME (EXPENSE)	Three Months Ended September 30,		% Change
	2022	2021
Interest Income	$152	$7	2,071%
Interest Expense	$(1,576)	$(248)	535%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the first quarter of fiscal 2023 compared to the same period a year ago. Interest expense increased when compared to the prior fiscal year quarter due to interest rate fluctuations, length of borrowing time, and amounts borrowed. There was a $245,000 outstanding balance under the credit facility at September 30, 2022, and $65,000 outstanding balance at September 30, 2021. The increase in the outstanding balance was primarily due to funding the Payrailz acquisition on August 31, 2022.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2022	2021
Provision for Income Taxes	$32,750	$31,240	5%
Effective Rate	23.5%	23.4%
The change in effective tax rate was minimal for the first quarter of fiscal 2023 compared to the same quarter a year ago.

NET INCOME	Three Months Ended September 30,		% Change
	2022	2021
Net income	$106,549	$102,114	4%
Diluted earnings per share	$1.46	$1.38	6%
Net income increased 4% to $106,549, or $1.46 per diluted share, for the first quarter of fiscal 2023 compared to $102,114, or $1.38 per diluted share in the same quarter of fiscal 2022.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily for financial services organizations.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, and network security management, consulting, and monitoring, that can be integrated with our core solutions and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating costs not directly attributable to the other three segments
.

Core
	Three Months Ended September 30,		% Change
	2022	2021
Revenue	$175,124	$165,285	6%
Cost of Revenue	$72,240	$66,902	8%
Revenue in the Core segment increased 6% and cost of revenue increased 8% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase in Core revenue over the prior fiscal year quarter was primarily driven by the growth in cloud processing and software usage revenues. Cost of revenue increased 8% quarter over quarter primarily due to increased direct support costs and higher personnel costs. Cost of revenue increased 1% as a percentage of revenue for the first quarter of fiscal 2023 compared to the same quarter of fiscal 2022.

Payments
	Three Months Ended September 30,		% Change
	2022	2021
Revenue	$186,540	$172,591	8%
Cost of Revenue	$101,155	$94,582	7%
Revenue in the Payments segment increased 8% for the first quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion fee revenue in both periods, which totaled $1,435 for the first quarter of fiscal 2023 and $448 for the first quarter of fiscal 2022 and for revenue from acquisitions of $738 from the current fiscal year quarter, results in a 7% increase quarter over quarter. This Payments revenue growth was primarily due to increased card and remittance fee revenues within processing. Cost of revenue increased 7% quarter over quarter primarily due to increased costs related to our credit and debit card third-party processing platform in line with associated revenues and higher personnel costs. Cost of revenue as a percentage of revenue decreased 1% for the first quarter of fiscal 2023 compared to the same quarter of fiscal 2022.

Complementary
	Three Months Ended September 30,		% Change
	2022	2021
Revenue	$148,350	$137,778	8%
Cost of Revenue	$58,437	$54,417	7%
Revenue in the Complementary segment increased 8% for the first quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. This Complementary revenue growth was primarily driven by increased Jack Henry digital and cloud processing revenues. Cost of revenue increased 7% quarter over quarter primarily due to increased direct support and personnel costs. Cost of revenue as a percentage of revenue remained consistent for the first quarter of fiscal 2023 compared to the same quarter of fiscal 2022.

Corporate and Other
	Three Months Ended September 30,		% Change
	2022	2021
Revenue	$19,188	$12,402	55%
Cost of Revenue	$66,429	$60,735	9%
Revenue in the Corporate and Other segment increased 55% for the first quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. The increase quarter over quarter was primarily due to higher user group and hardware revenues. Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to any of the other three segments.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments. The cost of revenue in the first quarter of fiscal 2023 increased 9% when compared to the prior fiscal year quarter primarily due to higher internal licenses and fees, personnel costs, and hardware costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $31,970 at September 30, 2022, from $48,787 at June 30, 2022.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2022	2021
Net income	$106,549	$102,114
Non-cash expenses	34,139	56,498
Change in receivables	101,509	53,404
Change in deferred revenue	(65,130)	(60,662)
Change in other assets and liabilities	(40,236)	(44,805)
Net cash provided by operating activities	$136,831	$106,549
Cash provided by operating activities for the first three months of fiscal 2023 increased 28% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first three months of fiscal 2023 totaled $249,594 and included: $228,986 for an acquisition; $38,715 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $7,737; and $408 for the purchase and development of internal use software. This was partially offset by proceeds from the sale of assets of $26,252. Cash used in investing activities for the first three months of fiscal 2022 totaled $46,451 and included $35,971 for the development of software; capital expenditures of $9,273; and $1,221 for the purchase and development of internal use software. This was partially offset by proceeds from the sale of assets of $14.
Financing activities provided cash of $95,946 for the first three months of fiscal 2023, including borrowings on credit facilities of $280,000 and $1,677 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. This was partially offset by payments on credit facilities of $150,022 and dividends paid to stockholders of $35,709. Financing activities used cash of $66,839 in the first three months of fiscal 2022 including $35,027 for repayments on credit facilities and financing leases and $34,036 for the payment of dividends. This was partially offset by $2,224 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.

Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $7,737 and $9,273 for the three months ended September 30, 2022, and September 30, 2021, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2023 are not expected to exceed $64,000 and will be funded from cash generated by operations.
On August 31, 2022, the Company acquired all of the equity interest of Payrailz for $229,563 paid in cash. The purchase price is subject to a customary post-closing adjustment to the extent actual closing date working capital, cash, debt and unpaid seller transaction expenses exceeds or is less than the amount estimated at closing. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing for final purchase price adjustments and indemnification matters under the merger agreement.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by our revolving line of credit and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
On September 29, 2022, the Company entered into an agreement with Twilio Inc., which added contractual spend obligations for the period October 1, 2022, through September 30, 2027, of $16,350. This commitment is in addition to the commitments discussed in our Annual Report on Form 10-K for the year ended June 30, 2022.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2022, and June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at September 30, 2022, and June 30, 2022, was $1,807,118.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code including, but not limited to, a 1% excise tax on net stock repurchases and tax incentives to promote clean energy. The Company does not expect the IRA to have a material impact on its financial statements.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased by the Company to $1,000,000 at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (a) 0%, (b) the Prime Rate for such day, (c) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (d) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%, plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2022, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $245,000 outstanding under the amended and restated credit facility at September 30, 2022.
On June 30, 2022, there was a $115,000 outstanding balance on the prior credit facility that was entered into on February 10, 2020. The prior credit facility was a five-year senior, unsecured revolving credit facility. The credit facility allowed for borrowings of up to $300,000, which could be increased by the Company to $700,000 at any time until maturity. The prior credit facility bore interest at a variable rate equal to (a) a rate based on a eurocurrency rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the U.S. Bank prime rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% and (iv) the eurocurrency rate for a one-month interest period on such day for dollars plus 1.0%, plus an applicable percentage in each case determined by the Company's leverage ratio. The prior credit facility was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the prior credit agreement. As of June 30, 2022, the Company was in compliance with all such covenants. The prior credit facility's termination date was February 10, 2025.

The increase in the outstanding credit facility balance of $130,000 at September 30, 2022, compared to June 30, 2022, was primarily due to the acquisition of Payrailz during the three months ended September 30, 2022. This borrowing is expected to contribute to the increase in interest expense during fiscal 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in March 2021 and expires on April 30, 2023. At September 30, 2022, and June 30, 2022, no amount was outstanding.

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
We had $245,000 outstanding debt with variable interest rates as of September 30, 2022, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,450.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2022, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following shares of the Company were repurchased during the quarter ended September 30, 2022:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1- July 31, 2022	—	—	—	3,947,713
August 1- August 31, 2022	—	$—	—	3,947,713
September 1- September 30, 2022	—	—	—	3,947,713
Total	—	—	—	3,947,713
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 17, 2021, were for 35 million shares. Under these authorizations, the Company has repurchased and not re-issued 31,042,903 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 6.     EXHIBITS

10.72     Jack Henry & Associates, Inc. Executive Severance Plan, dated effective as of July 26, 2022 attached as Exhibit 10.72 to the Company’s Current Report on Form 8-K filed July 29, 2022.

10.73     Amended and Restated Credit Agreement, dated as of August 31, 2022 among Jack Henry & Associates, Inc., as Borrower, the lenders parties thereto, U.S. Bank National Association, as Administrative Agent, LC Issuer and Swing Line Lender, and certain other financial institutions as co-syndication agents and joint lead arrangers and joint book runners attached as Exhibit 10.73 to the Company’s Current Report on Form 8-K filed September 1, 2022.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2022, and June 30, 2022, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 9, 2022	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	November 9, 2022	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer