Form 10-Q
period 2022-12-31
HENRY JACK & ASSOCIATES INC
filed 2023-02-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
As of January 26, 2023, the Registrant had 72,990,727 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	December 31, 2022	June 30, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,763	$48,787
Receivables, net	246,378	348,072
Income tax receivable	—	13,822
Prepaid expenses and other	127,785	125,537
Deferred costs	69,302	57,105
Assets held for sale	—	20,201
Total current assets	469,228	613,524
PROPERTY AND EQUIPMENT, net	203,360	211,709
OTHER ASSETS:
Non-current deferred costs	152,991	143,750
Computer software, net of amortization	545,377	410,957
Other non-current assets	309,178	293,526
Customer relationships, net of amortization	70,179	69,503
Other intangible assets, net of amortization	23,167	25,137
Goodwill	804,797	687,458
Total other assets	1,905,689	1,630,331
Total assets	$2,578,277	$2,455,564
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,198	$21,034
Accrued expenses	147,908	192,042
Accrued income taxes	31,668	—
Notes payable and current maturities of long-term debt	21	67
Deferred revenues	214,742	330,687
Total current liabilities	407,537	543,830
LONG-TERM LIABILITIES:
Non-current deferred revenues	70,101	71,485
Deferred income tax liability	265,019	292,630
Debt, net of current maturities	275,000	115,000
Other long-term liabilities	49,630	50,996
Total long-term liabilities	659,750	530,111
Total liabilities	1,067,287	1,073,941
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,027,008 shares issued at December 31, 2022; 103,921,724 shares issued at June 30, 2022	1,040	1,039
Additional paid-in capital	564,856	551,360
Retained earnings	2,752,212	2,636,342
Less treasury stock at cost 31,042,903 shares at December 31, 2022; 31,042,903 shares at June 30, 2022	(1,807,118)	(1,807,118)
Total stockholders' equity	1,510,990	1,381,623
Total liabilities and equity	$2,578,277	$2,455,564
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

REVENUE	$505,314	$493,896	$1,034,516	$981,952

EXPENSES
Cost of Revenue	304,589	282,825	602,849	559,460
Research and Development	36,561	29,916	69,554	56,670
Selling, General, and Administrative	56,788	55,493	114,013	106,565
Total Expenses	397,938	368,234	786,416	722,695

OPERATING INCOME	107,376	125,662	248,100	259,257

INTEREST INCOME (EXPENSE)
Interest Income	1,240	6	1,392	13
Interest Expense	(3,406)	(447)	(4,982)	(696)
Total Interest Income (Expense)	(2,166)	(441)	(3,590)	(683)

INCOME BEFORE INCOME TAXES	105,210	125,221	244,510	258,574

PROVISION FOR INCOME TAXES	24,435	29,551	57,186	60,791

NET INCOME	$80,775	$95,670	$187,324	$197,783

Basic earnings per share	$1.11	$1.30	$2.57	$2.68
Basic weighted average shares outstanding	72,962	73,580	72,929	73,798

Diluted earnings per share	$1.10	$1.30	$2.56	$2.68
Diluted weighted average shares outstanding	73,144	73,697	73,141	73,920

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	103,953,128	103,822,265	103,921,724	103,795,169
Shares issued for equity-based payment arrangements	57,943	21,101	70,084	26,533
Shares issued for Employee Stock Purchase Plan	15,937	16,880	35,200	38,544
Shares, end of period	104,027,008	103,860,246	104,027,008	103,860,246

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,040	$1,038	$1,039	$1,038
Shares issued for Employee Stock Purchase Plan	—	1	1	1
Balance, end of period	$1,040	$1,039	$1,040	$1,039

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$560,034	$527,255	$551,360	$518,960
Tax withholding related to share-based compensation	(5,174)	(1,046)	(6,731)	(1,998)
Shares issued for Employee Stock Purchase Plan	2,884	2,739	6,686	6,476
Stock-based compensation expense	7,112	6,545	13,541	12,055
Balance, end of period	$564,856	$535,493	$564,856	$535,493

RETAINED EARNINGS:
Balance, beginning of period	$2,707,182	$2,480,574	$2,636,342	$2,412,496
Net income	80,775	95,670	187,324	197,783
Dividends	(35,745)	(33,661)	(71,454)	(67,696)
Balance, end of period	$2,752,212	$2,542,583	$2,752,212	$2,542,583

TREASURY STOCK:
Balance, beginning of period	$(1,807,118)	$(1,613,202)	$(1,807,118)	$(1,613,202)
Purchase of treasury shares	—	(193,917)	—	(193,917)
Balance, end of period	$(1,807,118)	$(1,807,119)	$(1,807,118)	$(1,807,119)

TOTAL STOCKHOLDERS' EQUITY	$1,510,990	$1,271,996	$1,510,990	$1,271,996

Dividends declared per share	$0.49	$0.46	$0.98	$0.92

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$187,324	$197,783
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	24,766	25,843
Amortization	68,946	62,610
Change in deferred income taxes	(27,611)	11,573
Expense for stock-based compensation	14,544	13,027
(Gain)/loss on disposal of assets	(7,240)	240
Changes in operating assets and liabilities:
Change in receivables	102,672	70,468
Change in prepaid expenses, deferred costs and other	(39,042)	(39,991)
Change in accounts payable	(7,696)	2,995
Change in accrued expenses	(47,544)	(35,814)
Change in income taxes	47,025	8,439
Change in deferred revenues	(125,433)	(119,822)
Net cash from operating activities	190,711	197,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(229,628)	—
Capital expenditures	(17,376)	(22,373)
Proceeds from dispositions	27,885	38
Purchased software	(1,027)	(7,364)
Computer software developed	(81,046)	(71,353)
Net cash from investing activities	(301,192)	(101,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	365,000	220,000
Repayments on financing leases	(205,042)	(80,065)
Purchase of treasury stock	—	(193,917)
Dividends paid	(71,454)	(67,696)
Tax withholding payments related to share-based compensation	(6,731)	(1,998)
Proceeds from sale of common stock	5,684	5,505
Net cash from financing activities	87,457	(118,171)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(23,024)	$(21,872)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$48,787	$50,992
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,763	$29,120

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
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2022 and 2021, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date periods ended December 31, 2022, and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022		2021
Allowance for credit losses - beginning balance	$8,030	$7,660	$7,616		$7,267
Current provision for expected credit losses	480	300	960		840
Write-offs charged against allowance	(325)	(227)	(390)		(373)
Recoveries of amounts previously written off	(1)	—	(2)		(1)
Allowance for credit losses - ending balance	$8,184	$7,733	$8,184	$8,184	$7,733

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at December 31, 2022, totaled $461,010 and at June 30, 2022, totaled $454,879.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years.  Accumulated amortization of intangible assets totaled $1,078,867 and $1,030,800 at December 31, 2022, and June 30, 2022, respectively.

Investments
At December 31, 2022, and June 30, 2022, the Company had an investment in the preferred stock of Automated Bookkeeping, Inc ("Autobooks") of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2022, and June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at December 31, 2022, and June 30, 2022, was $1,807,118. During the first six months of fiscal 2023, the Company did not repurchase any shares of its common stock.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2022, the results of its operations for the three and six months ended December 31, 2022 and 2021, changes in stockholders' equity for the three and six months ended December 31, 2022 and 2021, and its cash flows for the six months ended December 31, 2022 and 2021. The condensed consolidated balance sheet at June 30, 2022, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Risks and Uncertainties
The Company has determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the quarter ended December 31, 2022, as a result of the continuing impact of the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic may impact the Company's future operational and financial performance remains uncertain and difficult to predict. The Company will continue to monitor developments related to the COVID-19 pandemic.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Private and Public Cloud	$153,130	$138,340	$302,129	$273,982
Product Delivery and Services	58,594	79,499	116,117	131,014
On-Premise Support	78,976	78,372	192,603	188,708
Services & Support	290,700	296,211	610,849	593,704

Processing	214,614	197,685	423,667	388,248

Total Revenue	$505,314	$493,896	$1,034,516	$981,952
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2022	June 30, 2022
Receivables, net	$246,378	$348,072
Contract Assets - Current	24,136	24,447
Contract Assets - Non-current	68,092	68,261
Contract Liabilities (Deferred Revenue) - Current	214,742	330,687
Contract Liabilities (Deferred Revenue) - Non-current	70,101	71,485
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
During the three months ended December 31, 2022, and 2021, the Company recognized revenue of $83,145 and $94,862, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2022, and 2021, the Company recognized revenue of $159,393 and $166,273, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2022, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,654,930. The Company expects to recognize approximately 25% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $410,904 and $380,095, at December 31, 2022, and June 30, 2022, respectively.
For the three months ended December 31, 2022, and 2021, amortization of deferred contract costs totaled $34,861 and $32,154, respectively. During the six months ended December 31, 2022, and 2021, amortization of deferred contract costs totaled $76,841 and $67,998, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2022
Financial Assets:
Certificates of Deposit	$—	$1,213	$—	$1,213
Financial Liabilities:
Revolving credit facility	$—	$275,000	$—	$275,000
June 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$115,000	$—	$115,000
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
At December 31, 2022, and June 30, 2022, the Company had operating lease assets of $43,743 and $46,869 and financing lease assets of $20 and $65, respectively. At December 31, 2022, total operating lease liabilities of $48,116 were comprised of current operating lease liabilities of $10,246 and noncurrent operating lease liabilities of $37,870. At December 31, 2022, total financing lease liabilities of $21 were all current liabilities. At June 30, 2022, total operating lease liabilities of $51,452 were comprised of current operating lease liabilities of $10,681 and noncurrent operating lease liabilities of $40,771. At December 31, 2022, total financing lease liabilities of $67 were all current financing lease liabilities.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $35,636 and $31,006 as of December 31, 2022, and June 30, 2022, respectively. Financing lease assets are included within property and equipment, net, and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $295 and $255 as of December 31, 2022, and June 30, 2022, respectively.
Operating lease costs for the three months ended December 31, 2022, and 2021, were $3,029 and $3,327, respectively. Financing lease costs for the three months ended December 31, 2022, and 2021, were $20 and $27, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of $962 and $441, respectively. Operating lease costs for the six months ended December 31, 2022, and 2021, were $6,088 and $6,759, respectively. Financing lease costs for the six months ended December 31, 2022, and 2021, were $40 and $55, respectively. Total operating and financing lease costs for the respective fiscal year-to-date periods included variable lease costs of $1,890 and $840, respectively. Operating and financing lease expense are included within cost of services, research and development, and selling, general & administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of income.
For the six months ended December 31, 2022, and 2021, the Company had operating cash flows for payments on operating leases of $6,202 and $6,802, and ROU assets obtained in exchange for operating lease liabilities of $2,282 and $1,870, respectively. Operating cash flows for interest paid on financing leases for the six months ended December 31, 2022, and 2021, were $42 and $55, respectively.
As of December 31, 2022, and June 30, 2022, the weighted-average remaining lease term for the Company's operating leases was 72 months and 76 months, and the weighted-average discount rate was 2.59% and 2.58%, respectively. As of December 31, 2022, and June 30, 2022, the weighted-average remaining lease term for the Company's financing leases was 3 months and 9 months, respectively. The weighted-average discount rate for the Company's financing leases was 2.19% as of December 31, 2022, and 2.29% as of June 30, 2022.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2022*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2023 (remaining period)	$5,879
2024	10,696
2025	7,952
2026	7,046
2027	6,265
Thereafter	14,296
Total lease payments	$52,134
Less: interest	(4,018)
Present value of lease liabilities	$48,116
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2022, there were $6,128 of legally binding lease payments for leases signed but not yet commenced.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit facility described below. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2022, the Company was in compliance with all such covenants. The amended and restated credit facility terminates

August 31, 2027. There was $275,000 outstanding under the amended and restated credit facility at December 31, 2022.
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
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2023. There was no balance outstanding at December 31, 2022, or June 30, 2022.
Interest
The Company paid interest of $2,724 and $604 during the six months ended December 31, 2022, and 2021, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate decreased for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, with an effective tax rate of 23.2% of income before income taxes, compared to 23.6% in the prior fiscal year quarter. The decrease in the effective tax rate was primarily due to a larger excess tax benefit received from share-based compensation in the current fiscal year quarter.
For the six months ended December 31, 2022, the effective tax rate decreased compared to the six months ended December 31, 2021, with an effective tax rate of 23.4% of income before taxes, compared to 23.5% for the same period last fiscal year.
The Company paid income taxes, net of refunds, of $37,213 and $40,687 in the six months ended December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had $10,214 of gross unrecognized tax benefits before interest and penalties, $9,083 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,546 and $1,425 related to uncertain tax positions at December 31, 2022, and 2021, respectively.
The U.S. federal income tax returns for fiscal 2019 and all subsequent years remain subject to examination as of December 31, 2022, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of December 31, 2022, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $3,500 within twelve months of December 31, 2022.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2022, and 2021, included $7,545 and $6,956 of stock-based compensation costs, respectively. Our operating income for the six months ended December 31, 2022, and 2021, included $14,544 and $13,027 of stock-based compensation costs, respectively.
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

A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2022	12	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding December 31, 2022	12	$87.27	$1,032
Vested and Expected to Vest December 31, 2022	12	$87.27	$1,032
Exercisable December 31, 2022	12	$87.27	$1,032
At December 31, 2022, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of December 31, 2022, was 3.5 years.
Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of December 31, 2022:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2022	303	$166.50
Granted	124	219.65
Vested	(91)	167.18
Forfeited	(13)	187.68
Outstanding December 31, 2022	323	$185.86	$56,803
The 124 unit awards granted in fiscal 2023 had service requirements and performance measures, with 82 only having service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 42 unit awards granted in fiscal 2023 have performance measures along with service requirements. 17 of these performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. The other 25 performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2023. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

Monte Carlo award inputs:	Fiscal 2023
Compensation Peer Group:
Volatility	29.4%
Risk free interest rate	2.96%
Annual dividend based on most recent quarterly dividend	$1.96
Dividend yield	0.94%
Beginning average percentile rank for TSR	71.0%
At December 31, 2022, there was $31,658 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.32 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Income	$80,775	$95,670	$187,324	$197,783
Common share information:
Weighted average shares outstanding for basic earnings per share	72,962	73,580	72,929	73,798
Dilutive effect of stock options and restricted stock units	182	117	212	122
Weighted average shares outstanding for diluted earnings per share	73,144	73,697	73,141	73,920
Basic earnings per share	$1.11	$1.30	$2.57	$2.68
Diluted earnings per share	$1.10	$1.30	$2.56	$2.68
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2022 and 2021. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were 31 and 25 anti-dilutive stock options or restricted stock units excluded for the three and six months ended December 31, 2022, respectively, and 28 and 23 were excluded for the three and six months ended December 31, 2021, respectively.

NOTE 10.    BUSINESS ACQUISITION
Payrailz
On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC ("Payrailz"). The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing adjustments, and $46,000 for indemnification matters under the merger agreement.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by our revolving line of credit (Note 6) and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
Management has completed a preliminary purchase price allocation and assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of August 31, 2022, and taking into account the post-closing purchase price adjustment described above, are set forth below:

Current assets	$1,851
Identifiable intangible assets	119,868
Deferred revenue	(8,104)
Total other liabilities assumed	(749)
Total identifiable net assets	112,866
Goodwill	117,339
Net assets acquired	$230,205

The amounts shown above include a measurement period adjustment made during the second quarter of fiscal 2023 related to a working capital adjustment. The amounts shown above may change as management continues to evaluate the income tax implications of this business combination.
The goodwill of $117,339 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with those of Payrailz, together with the value of Payrailz's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $117,339 is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $6,109, computer software of $112,505, and other intangible assets of $1,254. The amortization period for acquired customer relationships, computer software, and other intangible assets is over a term of 15 years, 10 years, and 15 years, respectively.
Current assets were inclusive of cash acquired of $577. The fair value of current assets acquired included accounts receivable of $978, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Payrailz during the three and six months ended December 31, 2022, totaled $50 and $508, respectively, for administrative and professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the three and six months ended December 31, 2022, included revenue of $2,578 and $3,316, respectively, and after-tax net loss of $5,387 and $7,251, respectively, resulting from Payrailz's operations.
The accompanying condensed consolidated statements of income for the three and six months ended December 31, 2022, and 2021, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the six months ended December 31, 2022, and the three and six months ended December 31, 2021, is presented as if this acquisition had occurred at the beginning of the prior period presented. The pro forma net income includes estimated incremental amortization expense of $1,611 and $4,546 for the three and six months ended December 31, 2021, respectively, and $1,957 for the six months ended December 31, 2022. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	Actual	Pro forma	Pro forma	Pro forma
Revenue	$505,314	$495,727	$1,036,143	$985,124
Net Income	80,775	92,793	182,787	189,890
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
Immaterial adjustments have been made to reclassify revenue that was recognized for the three and six months ended December 31, 2021, from the Complementary to the Payments and Corporate and Other segments. Immaterial adjustments were also made to reclassify cost of revenue from the Complementary to the Payments and Corporate and Other segments for the three and six months ended December 31, 2021. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and six months ended December 31, 2021, from Complementary to Payments was $2,977 and $5,946, respectively, and from Complementary to Corporate and Other was $2,207 and $2,941, respectively. Cost of revenue reclassed for the three and six months ended December 31, 2021, from Complementary to Payments was $1,396 and $2,754, respectively, and from Complementary to Corporate and Other was $773 and $482, respectively.

	Three Months Ended
	December 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$145,650	$19,340	$110,380	$15,330	$290,700
Processing	9,740	172,147	31,915	812	214,614
Total Revenue	155,390	191,487	142,295	16,142	505,314

Cost of Revenue	68,324	108,071	59,270	68,924	304,589
Research and Development					36,561
Selling, General, and Administrative					56,788
Total Expenses					397,938

SEGMENT INCOME	$87,066	$83,416	$83,025	$(52,782)

OPERATING INCOME					107,376

INTEREST INCOME (EXPENSE)					(2,166)

INCOME BEFORE INCOME TAXES					$105,210

	Three Months Ended
	December 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$145,699	$25,294	$108,933	$16,285	$296,211
Processing	9,179	160,211	27,607	688	197,685
Total Revenue	154,878	185,505	136,540	16,973	493,896

Cost of Revenue	64,554	96,966	55,982	65,323	282,825
Research and Development					29,916
Selling, General, and Administrative					55,493
Total Expenses					368,234

SEGMENT INCOME	$90,324	$88,539	$80,558	$(48,350)

OPERATING INCOME					125,662

INTEREST INCOME (EXPENSE)					(441)

INCOME BEFORE INCOME TAXES					$125,221

	Six Months Ended
	December 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	310,675	37,998	228,528	33,648	610,849
Processing	19,839	340,028	62,119	1,681	423,667
Total Revenue	330,514	378,026	290,647	35,329	1,034,516

Cost of Revenue	140,564	209,226	117,708	135,351	602,849
Research and Development					69,554
Selling, General, and Administrative					114,013
Total Expenses					786,416

SEGMENT INCOME	$189,950	$168,800	$172,939	$(100,022)

OPERATING INCOME					248,100

INTEREST INCOME (EXPENSE)					(3,590)

INCOME BEFORE INCOME TAXES					$244,510

	Six Months Ended
	December 31, 2021
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$301,536	$42,357	$221,739	$28,072	$593,704
Processing	18,627	315,739	52,579	1,303	388,248
Total Revenue	320,163	358,096	274,318	29,375	981,952

Cost of Revenue	131,456	191,549	110,399	126,056	559,460
Research and Development					56,670
Selling, General, and Administrative					106,565
Total Expenses					722,695

SEGMENT INCOME	$188,707	$166,547	$163,919	$(96,681)

OPERATING INCOME					259,257

INTEREST INCOME (EXPENSE)					(683)

INCOME BEFORE INCOME TAXES					$258,574

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended December 31, 2022.
OVERVIEW
Jack Henry & Associates, Inc. ("JKHY") is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily for financial services organizations. Its solutions consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. JKHY's integrated solutions are available for on-premise installation and delivery in our private cloud.
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
RESULTS OF OPERATIONS
For the second quarter of fiscal 2023, total revenue increased 2%, or $11,418, compared to the same quarter in fiscal 2022. Total revenue less deconversion fee and acquisition revenues of $6,380 and $2,578, respectively, for the current fiscal quarter and less deconversion fee revenues of $26,903 for the prior fiscal quarter, results in an increase of 6%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, card processing, transaction and digital, and remittance revenues.
Operating expenses increased 8% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Total operating expenses less deconversion expenses of $917, the acquisition-related expenses of $6,907, plus the gain on disposal of assets, net, of $1,207, for the current fiscal quarter, and reducing operating expenses by deconversion expenses of $2,547 for the prior fiscal year quarter, results in a 7% increase quarter over quarter. This increase in operating expenses was primarily driven by higher personnel costs, including benefits expenses, resulting from a 4% headcount increase in the trailing twelve months, increased direct costs in line with related revenue increases, and higher amortization of intangible assets.
Operating income decreased 15% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Total operating income less deconversion fee operating income of $5,463, plus an acquisition operating loss of $4,329, less the gain on disposal of assets, net, of $1,207 for the current fiscal quarter, and less deconversion fee operating income of $24,356 for the prior fiscal quarter, results in a 4% increase quarter over quarter. This increase in operating income was primarily driven by increased revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 17% for the second quarter of fiscal 2023 compared to the prior fiscal year second quarter. The effective tax rate for the second quarter of fiscal 2023 was 23.2% compared to 23.6% for the same quarter a year ago.
Due to the above changes, net income decreased 16% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Total net income less deconversion fee net income of $4,111, plus acquisition net loss of $5,405, less the gain on disposal of assets, net, of $909 for the current fiscal quarter, and less deconversion fee net income of $18,352 for the prior fiscal quarter, results in a 5% increase quarter over quarter.

For the six months ended December 31, 2022, total revenue increased 5%, or $52,564, compared to the same period in fiscal year 2022. Total revenue less deconversion fee and acquisition revenues of $10,899 and $3,316, respectively, for the current fiscal period and less deconversion fee revenues of $30,627 for the prior fiscal period, results in an increase of 7%, period over period. This increase was primarily driven by growth in data processing and hosting, card processing, transaction and digital, remittance, and software usage fee revenues.
Operating expenses increased 9% for the six months ended December 31, 2022, compared to the same period in fiscal year 2022. The increase in operating expenses was primarily driven by increased personnel costs, including benefits expenses, resulting from a 4% headcount increase in the trailing twelve months, higher direct costs in line with related revenue increases, and higher amortization of intangible assets.
Operating income decreased 4% for the six months ended December 31, 2022, compared to the same period in fiscal year 2022. Total operating income less deconversion fee operating income of $9,329, plus an acquisition operating loss of $6,126, less the gain on disposal of assets, net, of $7,384 for the current fiscal period, less deconversion fee operating income of $27,540 for the prior fiscal period, results in a 3% increase period over period. This increase in operating income was primarily driven by increased revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 6% for the six months ended December 31, 2022, compared to the same period in fiscal year 2022. The effective tax rate for the six months ended December 31, 2022, was 23.4% compared to 23.5% for the same period a year ago.
Due to the above changes, net income decreased 5% for the six months ended December 31, 2022, compared to the same period a year ago. Total net income less deconversion fee net income of $7,020, plus acquisition net loss of $7,275, less the gain on disposal of assets, net, of $5,556 for the current fiscal period, and less deconversion fee net income of $20,751 for the prior fiscal period, results in a 3% increase period over period.
Our second fiscal quarter was significantly impacted by a recent rapid slowdown of merger and acquisition activity in the financial institution industry, which has caused decreases in deconversion fee revenue, as noted, and in conversion/merger services revenue. However, we move into the third quarter of fiscal 2023 with significant portions of our business continuing to come from recurring revenues and our sales pipeline remaining encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2022, follows. Discussions compare the current fiscal year's three and six months ended December 31, 2022, to the prior fiscal year's three and six months ended December 31, 2021.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Services and Support	$290,700	$296,211	(2)%	$610,849	$593,704	3%
Percentage of total revenue	58%	60%		59%	60%
Services and support revenue decreased 2% for the second quarter of fiscal 2023 compared to the same quarter a year ago. Reducing services and support revenue for deconversion fee revenue from each quarter, which was $6,380 for the current fiscal quarter and $26,903 for the prior fiscal year quarter and acquisition revenue of $19 for the current fiscal quarter, results in growth of 6% quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenue.
Services and support revenue increased 3% for the six months ended December 31, 2022 compared to the same period a year ago. Reducing services and support revenue for deconversion fee revenue from each period, which was $10,899 for the current fiscal period and $30,627 for the prior fiscal period, and acquisition revenue of $43 for the current fiscal period, results in growth of 7% period over period. This increase was primarily driven by growth in data processing and hosting and software usage fee revenues. Growth in software usage fee revenues reflects a continuing shift of customers to our time-based license model.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Processing	$214,614	$197,685	9%	$423,667	$388,248	9%
Percentage of total revenue	42%	40%		41%	40%
Processing revenue increased 9% for the second quarter of fiscal 2023 compared to the same quarter last fiscal year. Reducing processing revenue for acquisition revenue of $2,559 for the current fiscal quarter, results in growth of 7% quarter over quarter. This increase was primarily driven by higher card processing, payment processing, including iPay and Payrailz, and Jack Henry digital revenue, including Banno, as well as other processing fee revenues, primarily due to expanding volumes.
Processing revenue increased 9% for the six months ended December 31, 2022, compared to the same period last fiscal year. Reducing processing revenue for acquisition revenue of $3,273 for the current fiscal period, results in growth of 8% period over period. This increase was primarily driven by higher card processing and Jack Henry digital revenue, including Banno, as well as payment processing fees, including iPay and Payrailz, and other processing fee revenues, primarily due to expanding volumes.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Cost of Revenue	$304,589	$282,825	8%	$602,849	$559,460	8%
Percentage of total revenue	60%	57%		58%	57%
Cost of revenue for the second quarter of fiscal 2023 increased 8% over the prior fiscal year second quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $555 for the current fiscal year quarter and $1,601 for the prior fiscal year quarter, and for acquisition costs of $5,861 from the current fiscal year quarter, results in a 6% increase quarter over quarter. This increase was primarily due to higher personnel costs, including benefits expenses, resulting from a 1% headcount increase in the trailing twelve months, higher direct costs in line with related increases in revenue, and increased amortization of intangible assets. Cost of revenue increased 3% compared to the prior fiscal year quarter as a percentage of total revenue.
Cost of revenue increased 8% for the six months ended December 31, 2022, compared to the same period last fiscal year. Reducing cost of revenue for deconversion costs from each period, which were $965 for the current fiscal period and $1,938 for the prior fiscal period, and for acquisition costs of $7,400 from the current fiscal period, results in a 7% increase period over period. This increase was primarily due to higher direct costs in line with related increases in revenue, higher personnel costs, including benefits expenses, resulting from a 1% headcount increase in the trailing twelve months, and increased amortization of intangible assets. Cost of revenue increased 1% compared to the prior fiscal period as a percentage of total revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Research and Development	$36,561	$29,916	22%	$69,554	$56,670	23%
Percentage of total revenue	7%	6%		7%	6%
Research and development expense increased 22% for the second quarter of fiscal 2023 over the prior fiscal year second quarter. Reducing research and development expense for the effects of acquisitions of $274 for the current fiscal quarter, results in a 21% increase quarter over quarter. This increase was primarily due to an increase in personnel costs, net of capitalization, including benefits expenses, resulting from a 13% headcount increase in the trailing twelve months, and higher internal licenses and fees. Research and development expense for the quarter increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
Research and development expense increased 23% for the six months ended December 31, 2022, compared to the same period last fiscal year. Reducing research and development expense for the effects of acquisitions of $606 for the current fiscal period, results in a 22% increase period over period. This increase was primarily due to an increase in personnel costs, net of capitalization, including benefits expenses, resulting from a 13% headcount increase in the trailing twelve months, and higher internal licenses and fees. Research and development expense for the current fiscal period increased 1% compared to the prior fiscal year period as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Selling, General, and Administrative	$56,788	$55,493	2%	$114,013	$106,565	7%
Percentage of total revenue	11%	11%		11%	11%
Selling, general, and administrative expense increased 2% in the second quarter of fiscal 2023 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each quarter, which were $362 for the current fiscal year quarter and $946 for the prior fiscal year quarter, and for the effects of acquisitions of $772 for the current fiscal year quarter, and increasing selling, general, and administrative expense for the gain on disposal of assets, net, of $1,207 for the current fiscal year quarter, results in a 4% increase quarter over quarter. This increase was primarily due to higher personnel costs, including benefits expenses, resulting from a 5% headcount increase in the trailing twelve months. Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.
Selling, general, and administrative expense increased 7% in the six months ended December 31, 2022, compared to the same period last fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each period, which were $604 for the current fiscal year period and $1,149 for the prior fiscal year period, and for the effects of acquisitions of $1,436 for the current fiscal period, and increasing selling, general, and administrative expense for the gain on disposal of assets, net, of $7,384 for the current fiscal year period, results in a 13% increase period over period. This increase was primarily due to higher personnel costs, including benefits expenses, resulting from a 5% headcount increase in the trailing twelve months, increased travel expenses, and increased consulting and other professional services. Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal period versus the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Interest Income	$1,240	$6	20,567%	$1,392	$13	10,608%
Interest Expense	$(3,406)	$(447)	662%	$(4,982)	$(696)	616%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the second quarter of fiscal 2023 and six months ended December 31, 2022, compared to the same periods a year ago. Interest expense increased when compared to the prior fiscal year quarter and year-to-date period due to recent increases in prevailing interest rates, length of borrowing time, and amounts borrowed. There was a $275,000 outstanding balance under the credit facility at December 31, 2022, and $240,000 outstanding balance at December 31, 2021. The increase in the outstanding balance was primarily due to funding the Payrailz acquisition on August 31, 2022.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Provision for Income Taxes	$24,435	$29,551	(17)%	$57,186	$60,791	(6)%
Effective Rate	23.2%	23.6%		23.4%	23.5%
The change in effective tax rate for the second quarter of fiscal 2023 and six months ended December 31, 2022, compared to the same periods a year ago was primarily due to larger excess tax benefits received from share-based compensation in the current fiscal periods.

NET INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Net income	$80,775	$95,670	(16)%	$187,324	$197,783	(5)%
Diluted earnings per share	$1.10	$1.30	(15)%	$2.56	$2.68	(4)%

Net income decreased 16% to $80,775, or $1.10 per diluted share, for the second quarter of fiscal 2023 compared to $95,670, or $1.30 per diluted share in the same quarter of fiscal 2022. Total net income less deconversion fee net income of $4,111, an acquisition net loss of $5,405, and the gain on disposal of assets, net, of $909, for the current fiscal quarter, and reducing operating expenses for the effects of deconversion fees of $18,352 for the prior fiscal year quarter, results in a 5% increase quarter over quarter.
Net income decreased 5% to $187,324, or $2.56 per diluted share, for the six months ended December 31, 2022, compared to $197,783, or $2.68 per diluted share in the same period of fiscal 2022. Total net income less the net effects of deconversion fees of $7,020, an acquisition net loss of $7,275, and the gain on disposal of assets, net, of $5,556, for the current fiscal period and reducing operating expenses for the effects of deconversion fees of $20,751 for the prior fiscal year period, results in a 3% increase period over period.
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

Core
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Revenue	$155,390	$154,878	—%	$330,514	$320,163	3%
Cost of Revenue	$68,324	$64,554	6%	$140,564	$131,456	7%
Revenue in the Core segment remained consistent and cost of revenue increased 6% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Reducing Core revenue for deconversion fee revenue in both periods, which totaled $2,115 for the second quarter of fiscal 2023 and $10,853 for the second quarter of fiscal 2022, results in a 6% increase quarter over quarter. Cost of revenue increased 6% quarter over quarter primarily due to higher personnel costs and increased direct support costs. Cost of revenue increased 2% as a percentage of revenue for the second quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Core segment increased 3% and cost of revenue increased 7% for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Reducing Core revenue for deconversion fee revenue in both periods, which totaled $3,933 for the six months ended December 31, 2022, and $13,021 for the six months ended December 31, 2021, results in a 6% increase period over period. This increase in Core revenue over the prior fiscal year period was primarily driven by the growth in data processing and hosting and software usage fee revenues. Cost of revenue increased 7% period over period primarily due to increased direct support costs and higher personnel costs. Cost of revenue increased 1% as a percentage of revenue for the six months ended December 31, 2022, compared to the same period of fiscal 2022.

Payments
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Revenue	$191,487	$185,505	3%	$378,026	$358,096	6%
Cost of Revenue	$108,071	$96,966	11%	$209,226	$191,549	9%

Revenue in the Payments segment increased 3% for the second quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion fee revenue in both periods, which totaled $1,336 for the second quarter of fiscal 2023 and $7,933 for the second quarter of fiscal 2022 and for revenue from acquisitions of $2,578 from the current fiscal year quarter, results in a 6% increase quarter over quarter. This Payments revenue growth was primarily due to increased card and remittance fee revenues within processing. Cost of revenue increased 11% quarter over quarter primarily due to increased direct costs in line with associated revenues and higher personnel costs. Cost of revenue as a percentage of revenue increased 4% for the second quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Payments segment increased 6% for the six months ended December 31, 2022, compared to the equivalent period of the prior fiscal year. This Payments revenue growth was primarily due to increased card and remittance fee revenues within processing. Cost of revenue increased 9% period over period primarily due to increased direct costs in line with associated revenues and higher personnel costs. Cost of revenue as a percentage of revenue increased 2% for the six months ended December 31, 2022, compared to the same period of fiscal 2022.

Complementary
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Revenue	$142,295	$136,540	4%	$290,647	$274,318	6%
Cost of Revenue	$59,270	$55,982	6%	$117,708	$110,399	7%
Revenue in the Complementary segment increased 4% for the second quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. This Complementary revenue growth was primarily driven by increased hosting fees and Jack Henry digital revenues. Cost of revenue increased 6% quarter over quarter primarily due to increased direct costs in line with associated revenues and higher personnel costs. Cost of revenue as a percentage of revenue increased 1% for the second quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Complementary segment increased 6% for the six months ended December 31, 2022, compared to the equivalent period of the prior fiscal year. This Complementary revenue growth was primarily driven by increased hosting fees and Jack Henry digital revenues. Cost of revenue increased 7% period over period primarily due to increased direct costs in line with associated revenues and higher personnel costs. Cost of revenue as a percentage of revenue remained consistent for the six months ended December 31, 2022, compared to the same period of fiscal 2022.

Corporate and Other
	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2022	2021		2022	2021
Revenue	$16,142	$16,973	(5)%	$35,329	$29,375	20%
Cost of Revenue	$68,924	$65,323	6%	$135,351	$126,056	7%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to any of the other three segments. Revenue in the Corporate and Other segment decreased 5% for the second quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. The decrease quarter over quarter was primarily due to lower user group revenues due to differences in the timing of the user conference year over year.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments. The cost of revenue in the second quarter of fiscal 2023 increased 6% when compared to the prior fiscal year quarter primarily due to higher internal licenses and fees and personnel costs.
Revenue in the Corporate and Other segment increased 20% for the six months ended December 31, 2022, compared to the equivalent period of the prior fiscal year. The increase period over period was primarily due to higher services and support revenue.
The cost of revenue in the six months ended December 31, 2022, increased 7% when compared to the prior fiscal year period primarily due to higher internal licenses and fees, personnel costs, and hardware costs.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $25,763 at December 31, 2022, from $48,787 at June 30, 2022.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2022	2021
Net income	$187,324	$197,783
Non-cash expenses	73,405	113,293
Change in receivables	102,672	70,468
Change in deferred revenue	(125,433)	(119,822)
Change in other assets and liabilities	(47,257)	(64,371)
Net cash provided by operating activities	$190,711	$197,351
Cash provided by operating activities for the first six months of fiscal 2023 decreased 3% compared to the same period last year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first six months of fiscal 2023 totaled $301,192 and included: $229,628 for an acquisition; $81,046 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $17,376; and $1,027 for the purchase and development of internal use software. This was partially offset by proceeds from the sale of assets of $27,885. Cash used in investing activities for the first six months of fiscal 2022 totaled $101,052 and included $71,353 for the development of software; capital expenditures of $22,373; and $7,364 for the purchase and development of internal use software. This was partially offset by proceeds from the sale of assets of $38.
Financing activities provided cash of $87,457 for the first six months of fiscal 2023 and included borrowings on credit facilities of $365,000. This was partially offset by payments on credit facilities of $205,042, dividends paid to stockholders of $71,454 and $1,047 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $118,171 in the first six months of fiscal 2022 including repurchase of treasury stock of $193,917, $80,065 for repayments on credit facilities and financing leases, and $67,696 for the payment of dividends. This was partially offset by borrowings on credit facilities of $220,000 and $3,507 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $17,376 and $22,373 for the six months ended December 31, 2022, and December 31, 2021, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2023 are expected to be approximately $57,000 and have been or will be funded from our credit facilities and cash generated by operations.
On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC ("Payrailz"). The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing adjustments, and $46,000 for indemnification matters under the merger agreement.
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
On December 27, 2022, the Company renewed an agreement with Microsoft, Inc., which added contractual spend obligations for the period January 1, 2023, through June 30, 2026, of $20,000 for Microsoft Azure Cloud services, and added contractual spend obligations for the period January 1, 2023, through June 30, 2026, of $49,000 for Server and Application licensing under the Microsoft Server and Cloud Enrollment Program.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2022, and June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at December 31, 2022, and June 30, 2022, was $1,807,118.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code including, but not limited to, a 1% excise tax on net stock repurchases and tax incentives to promote clean energy. The Company does not expect the IRA to have a material impact on its financial statements.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $600,000, which may be increased by the Company to $1,000,000 at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2022, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $275,000 outstanding under the amended and restated credit facility at December 31, 2022.
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

The increase in the outstanding credit facility balance of $160,000 at December 31, 2022, compared to June 30, 2022, was primarily due to the acquisition of Payrailz during the six months ended December 31, 2022. This borrowing, along with recent increases in prevailing interest rates, is expected to contribute to increased interest expense during fiscal 2023, and until our outstanding balances are reduced.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line was renewed in March 2021 and expires on April 30, 2023. At December 31, 2022, and June 30, 2022, no amount was outstanding.

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
We had $275,000 outstanding debt with variable interest rates as of December 31, 2022, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,750.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2022, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2022:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1- October 31, 2022	—	—	—	3,947,713
November 1- November 30, 2022	—	—	—	3,947,713
December 1- December 31, 2022	—	—	—	3,947,713
Total	—	—	—	3,947,713
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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2022, and June 30, 2022, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2022, and 2021, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2022, and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022, and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 9, 2023	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	February 9, 2023	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer