Form 10-Q
period 2023-03-31
JACK HENRY & ASSOCIATES INC
filed 2023-05-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of April 24, 2023, the Registrant had 72,875,305 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	March 31, 2023	June 30, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,552	$48,787
Receivables, net	238,364	348,072
Income tax receivable	1,882	13,822
Prepaid expenses and other	153,492	125,537
Deferred costs	67,904	57,105
Assets held for sale	—	20,201
Total current assets	488,194	613,524
PROPERTY AND EQUIPMENT, net	199,787	211,709
OTHER ASSETS:
Non-current deferred costs	156,245	143,750
Computer software, net of amortization	556,596	410,957
Other non-current assets	312,458	293,526
Customer relationships, net of amortization	67,854	69,503
Other intangible assets, net of amortization	21,666	25,137
Goodwill	804,797	687,458
Total other assets	1,919,616	1,630,331
Total assets	$2,607,597	$2,455,564
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,789	$21,034
Accrued expenses	150,005	192,042
Notes payable and current maturities of long-term debt	1	67
Deferred revenues	156,761	330,687
Total current liabilities	320,556	543,830
LONG-TERM LIABILITIES:
Non-current deferred revenues	69,385	71,485
Deferred income tax liability	256,260	292,630
Debt, net of current maturities	375,000	115,000
Other long-term liabilities	48,087	50,996
Total long-term liabilities	748,732	530,111
Total liabilities	1,069,288	1,073,941
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,060,645 shares issued at March 31, 2023; 103,921,724 shares issued at June 30, 2022	1,040	1,039
Additional paid-in capital	573,518	551,360
Retained earnings	2,795,869	2,636,342
Less treasury stock at cost 31,194,351 shares at March 31, 2023; 31,042,903 shares at June 30, 2022	(1,832,118)	(1,807,118)
Total stockholders' equity	1,538,309	1,381,623
Total liabilities and equity	$2,607,597	$2,455,564

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUE	$508,552	$478,260	$1,543,069	$1,460,212

EXPENSES
Cost of Revenue	307,345	282,339	910,195	841,799
Research and Development	34,625	30,725	104,179	87,394
Selling, General, and Administrative	58,192	53,607	172,205	160,172
Total Expenses	400,162	366,671	1,186,579	1,089,365

OPERATING INCOME	108,390	111,589	356,490	370,847

INTEREST INCOME (EXPENSE)
Interest Income	2,391	3	3,783	16
Interest Expense	(4,666)	(691)	(9,649)	(1,387)
Total Interest Income (Expense)	(2,275)	(688)	(5,866)	(1,371)

INCOME BEFORE INCOME TAXES	106,115	110,901	350,624	369,476

PROVISION FOR INCOME TAXES	24,566	26,194	81,751	86,986

NET INCOME	$81,549	$84,707	$268,873	$282,490

Basic earnings per share	$1.12	$1.16	$3.69	$3.84
Basic weighted average shares outstanding	72,935	72,835	72,931	73,477

Diluted earnings per share	$1.12	$1.16	$3.68	$3.84
Diluted weighted average shares outstanding	73,074	73,019	73,119	73,619

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,027,008	103,860,246	103,921,724	103,795,169
Shares issued for equity-based payment arrangements	9,660	15,053	59,177	41,586
Shares issued for Employee Stock Purchase Plan	23,977	20,635	79,744	59,179
Shares, end of period	104,060,645	103,895,934	104,060,645	103,895,934

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,040	$1,039	$1,039	$1,038
Shares issued for Employee Stock Purchase Plan	—	—	1	1
Balance, end of period	$1,040	$1,039	$1,040	$1,039

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$564,856	$535,493	$551,360	$518,960
Tax withholding related to share-based compensation	(1,575)	(1,711)	(8,306)	(3,709)
Shares issued for Employee Stock Purchase Plan	3,322	3,019	9,005	8,523
Stock-based compensation expense	6,915	6,276	21,459	19,303
Balance, end of period	$573,518	$543,077	$573,518	$543,077

RETAINED EARNINGS:
Balance, beginning of period	$2,752,212	$2,542,583	$2,636,342	$2,412,496
Net income	81,549	84,707	268,873	282,490
Dividends	(37,892)	(35,680)	(109,346)	(103,376)
Balance, end of period	$2,795,869	$2,591,610	$2,795,869	$2,591,610

TREASURY STOCK:
Balance, beginning of period	$(1,807,118)	$(1,807,118)	$(1,807,118)	$(1,613,202)
Purchase of treasury shares	(25,000)	—	(25,000)	(193,916)
Balance, end of period	$(1,832,118)	$(1,807,118)	$(1,832,118)	$(1,807,118)

TOTAL STOCKHOLDERS' EQUITY	$1,538,309	$1,328,608	$1,538,309	$1,328,608

Dividends declared per share	$0.52	$0.49	$1.50	$1.41

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$268,873	$282,490
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	36,740	38,339
Amortization	105,609	94,563
Change in deferred income taxes	(36,370)	15,681
Expense for stock-based compensation	21,459	19,303
(Gain)/loss on disposal of assets	(7,234)	301
Changes in operating assets and liabilities:
Change in receivables	110,686	83,868
Change in prepaid expenses, deferred costs and other	(68,885)	(51,255)
Change in accounts payable	(5,654)	2,609
Change in accrued expenses	(48,319)	(33,400)
Change in income taxes	14,256	26,885
Change in deferred revenues	(184,130)	(177,987)
Net cash from operating activities	207,031	301,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(229,628)	—
Capital expenditures	(27,237)	(28,386)
Proceeds from dispositions	27,885	38
Purchased software	(1,471)	(7,726)
Computer software developed	(124,110)	(108,950)
Purchase of investments	(1,000)	—
Net cash from investing activities	(355,561)	(145,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	550,000	292,000
Repayments on credit facilities and financing leases	(290,059)	(167,091)
Purchase of treasury stock	(25,000)	(193,916)
Dividends paid	(109,346)	(103,376)
Tax withholding payments related to share-based compensation	(8,306)	(3,709)
Proceeds from sale of common stock	9,006	8,524
Net cash from financing activities	126,295	(167,568)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(22,235)	$(11,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$48,787	$50,992
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,552	$39,797

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," "JKHY," or the "Company") is a well-rounded financial technology company. JKHY was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,700 financial institutions and diverse corporate entities.
Consolidation
The condensed consolidated financial statements include the accounts of JKHY and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2023 and 2022, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter and year-to-date periods ended March 31, 2023, and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Allowance for credit losses - beginning balance	$8,184	$7,733	$7,616	$7,267
Current provision for expected credit losses	420	360	1,380	1,200
Write-offs charged against allowance	(444)	(381)	(834)	(754)
Recoveries of amounts previously written off	—	—	(2)	(1)
Allowance for credit losses - ending balance	$8,160	$7,712	$8,160	$7,712

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  Accumulated depreciation at March 31, 2023, totaled $468,650 and at June 30, 2022, totaled $454,879.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years.  Accumulated amortization of intangible assets totaled $1,114,890 and $1,030,800 at March 31, 2023, and June 30, 2022, respectively.

Investments
At March 31, 2023, and June 30, 2022, the Company had an investment in the preferred stock of Autobooks, Inc ("Autobooks") of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at March 31, 2023, was $1,832,118. During the first nine months of fiscal 2023, the Company repurchased 151 shares. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at June 30, 2022, was $1,807,118. During the first nine months of fiscal 2022, the Company repurchased 1,250 shares.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2023, the results of its operations for the three and nine months ended March 31, 2023 and 2022, changes in stockholders' equity for the three and nine months ended March 31, 2023 and 2022, and its cash flows for the nine months ended March 31, 2023 and 2022. The condensed consolidated balance sheet at June 30, 2022, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Risks and Uncertainties
The Company has determined there was not a material impact to the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2023, as a result of the continuing impact of the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic may impact the Company's future operational and financial performance remains uncertain and difficult to predict. The Company will continue to monitor developments related to the COVID-19 pandemic.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Private and Public Cloud	$158,228	$142,808	$460,357	$416,791
Product Delivery and Services	56,372	62,349	172,489	193,363
On-Premise Support	77,322	77,764	269,925	266,471
Services & Support	291,922	282,921	902,771	876,625

Processing	216,630	195,339	640,298	583,587

Total Revenue	$508,552	$478,260	$1,543,069	$1,460,212
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2023	June 30, 2022
Receivables, net	$238,364	$348,072
Contract Assets - Current	23,933	24,447
Contract Assets - Non-current	71,799	68,261
Contract Liabilities (Deferred Revenue) - Current	156,761	330,687
Contract Liabilities (Deferred Revenue) - Non-current	69,385	71,485
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
During the three months ended March 31, 2023, and 2022, the Company recognized revenue of $83,179 and $92,147, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2023, and 2022, the Company recognized revenue of $215,263 and $225,424, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2023, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,884,965. The Company expects to recognize approximately 25% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $417,407 and $380,095, at March 31, 2023, and June 30, 2022, respectively.
For the three months ended March 31, 2023, and 2022, amortization of deferred contract costs totaled $37,381 and $31,444, respectively. During the nine months ended March 31, 2023, and 2022, amortization of deferred contract costs totaled $114,222 and $99,441, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2023
Financial Assets:
Certificates of Deposit	$—	$2,213	$—	$2,213
Financial Liabilities:
Revolving credit facility	$—	$375,000	$—	$375,000
June 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$115,000	$—	$115,000
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
At March 31, 2023, and June 30, 2022, the Company had operating lease assets of $40,867 and $46,869 and financing lease assets of $1 and $65, respectively. At March 31, 2023, total operating lease liabilities of $45,094 were comprised of current operating lease liabilities of $9,548 and noncurrent operating lease liabilities of $35,546. At March 31, 2023, total financing lease liabilities of $1 were all current liabilities. At June 30, 2022, total operating lease liabilities of $51,452 were comprised of current operating lease liabilities of $10,681 and noncurrent operating lease liabilities of $40,771. At June 30, 2022, total financing lease liabilities of $67 were all current financing lease liabilities.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $36,611 and $31,006 as of March 31, 2023, and June 30, 2022, respectively. Financing lease assets are included within property and equipment, net, and financing lease liabilities are included within notes payable (current portion) and long-term debt (noncurrent portion) in the Company’s condensed consolidated balance sheet. Financing lease assets were recorded net of accumulated amortization of $310 and $255 as of March 31, 2023, and June 30, 2022, respectively.
Operating lease costs for the three months ended March 31, 2023, and 2022, were $2,903 and $3,182, respectively. Financing lease costs for the three months ended March 31, 2023, and 2022, were $15 and $25, respectively. Total operating and financing lease costs for the respective quarters included variable lease costs of $851 and $640, respectively. Operating lease costs for the nine months ended March 31, 2023, and 2022, were $8,991 and $9,942, respectively. Financing lease costs for the nine months ended March 31, 2023, and 2022, were $56 and $80, respectively. Total operating and financing lease costs for the respective fiscal year-to-date periods included variable lease costs of $2,741 and $1,480, respectively. Operating and financing lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the nine months ended March 31, 2023, and 2022, the Company had operating cash flows for payments on operating leases of $9,230 and $9,947, and ROU assets obtained in exchange for operating lease liabilities of $2,354 and $1,985, respectively. Operating cash flows for interest paid on financing leases for the nine months ended March 31, 2023, and 2022, were $59 and $83, respectively.
As of March 31, 2023, and June 30, 2022, the weighted-average remaining lease term for the Company's operating leases was 71 months and 76 months, and the weighted-average discount rate was 2.59% and 2.58%, respectively. As of March 31, 2023, and June 30, 2022, the weighted-average remaining lease term for the Company's financing leases was 1 month and 9 months, respectively. The weighted-average discount rate for the Company's financing leases was 1.68% as of March 31, 2023, and 2.29% as of June 30, 2022.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2023*:

Due Dates (fiscal year)	Future Minimum Rental Payments

2023 (remaining period)	$2,833
2024	10,716
2025	7,973
2026	7,068
2027	6,276
Thereafter	14,296
Total lease payments	$49,162
Less: interest	(4,068)
Present value of lease liabilities	$45,094
*Financing leases were immaterial to the quarter, so a maturity of lease liabilities table has only been included for operating leases.
Lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2023, there were $6,128 of legally binding lease payments for leases signed but not yet commenced.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit facility described below. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates

August 31, 2027. There was $375,000 outstanding under the amended and restated credit facility at March 31, 2023.
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
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2024. There was no balance outstanding at March 31, 2023, or June 30, 2022.
Interest
The Company paid interest of $6,871 and $1,235 during the nine months ended March 31, 2023, and 2022, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, with an effective tax rate of 23.2% of income before income taxes, compared to 23.6% in the prior fiscal year quarter. The decrease in the effective tax rate was primarily due to greater benefits received from tax credits during the current fiscal year quarter.
For the nine months ended March 31, 2023, the effective tax rate decreased compared to the nine months ended March 31, 2022, with an effective tax rate of 23.3% of income before taxes, compared to 23.5% for the same period last fiscal year.
The Company paid income taxes, net of refunds, of $103,251 and $44,245 in the nine months ended March 31, 2023 and 2022, respectively. The increase in cash taxes paid is the result of certain law changes included in the Tax Cuts and Jobs Act of 2017 effective in the current fiscal year.
At March 31, 2023, the Company had $10,905 of gross unrecognized tax benefits before interest and penalties, $9,702 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $1,635 and $1,542 related to uncertain tax positions at March 31, 2023, and 2022, respectively.
The U.S. federal income tax returns for fiscal 2019 and all subsequent years remain subject to examination as of March 31, 2023, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of March 31, 2023, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $3,500 within twelve months of March 31, 2023.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2023, and 2022, included $6,915 and $6,276 of stock-based compensation costs, respectively. Our operating income for the nine months ended March 31, 2023, and 2022, included $21,459 and $19,303 of stock-based compensation costs, respectively.
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
A summary of option plan activity under this plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding July 1, 2022	12	$87.27
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding March 31, 2023	12	$87.27	$741
Vested and Expected to Vest March 31, 2023	12	$87.27	$741
Exercisable March 31, 2023	12	$87.27	$741
At March 31, 2023, there was no compensation cost yet to be recognized related to outstanding options. For options currently exercisable, the weighted average remaining contractual term (remaining period of exercisability) as of March 31, 2023, was 3.25 years.
Restricted Stock Unit Awards
The Company issues unit awards under the 2015 EIP. The following table summarizes non-vested restricted stock unit awards as of March 31, 2023:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2022	303	$166.50
Granted	136	214.91
Vested	(116)	158.37
Forfeited	(14)	186.82
Outstanding March 31, 2023	309	$189.92	$46,546
The 136 unit awards granted in fiscal 2023 had service requirements and performance measures, with 90 only having service requirements. The unit awards with only service requirements were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
The remaining 46 unit awards granted in fiscal 2023 have performance measures along with service requirements. 17 of these performance and service requirement unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 25 of these performance and service requirement unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. The remaining 4 performance and service requirement unit awards had other performance targets. Per the Company's award vesting and settlement provisions, the awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2023. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows.

Monte Carlo award inputs:	Fiscal 2023
Compensation Peer Group:
Volatility	29.4%
Risk free interest rate	2.96%
Annual dividend based on most recent quarterly dividend	$1.96
Dividend yield	0.94%
Beginning average percentile rank for TSR	71.0%
At March 31, 2023, there was $26,880 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.24 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Income	$81,549	$84,707	$268,873	$282,490
Common share information:
Weighted average shares outstanding for basic earnings per share	72,935	72,835	72,931	73,477
Dilutive effect of stock options and restricted stock units	139	184	188	142
Weighted average shares outstanding for diluted earnings per share	73,074	73,019	73,119	73,619
Basic earnings per share	$1.12	$1.16	$3.69	$3.84
Diluted earnings per share	$1.12	$1.16	$3.68	$3.84
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2023 and 2022. Stock options and restricted stock units have been included in the calculation of earnings per share to the extent they are dilutive. There were zero and nominal anti-dilutive stock options or restricted stock units excluded for the three and nine months ended March 31, 2023, respectively, and nominal and 10 were excluded for the three and nine months ended March 31, 2022, respectively.

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
Costs incurred related to the acquisition of Payrailz during the three and nine months ended March 31, 2023, totaled $39 and $547, respectively, for administrative and professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the three and nine months ended March 31, 2023, included revenue of $2,658 and $5,975, respectively, and after-tax net loss of $4,938 and $12,213, respectively, resulting from Payrailz's operations.
The accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2023, and 2022, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the nine months ended March 31, 2023, and the three and nine months ended March 31, 2022, is presented as if this acquisition had occurred at the beginning of the prior period presented. The pro forma net income includes estimated incremental amortization expense of $2,935 and $7,481 for the three and nine months ended March 31, 2022, respectively, and $1,957 for the nine months ended March 31, 2023. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	Actual	Pro forma	Pro forma	Pro forma
Revenue	$508,552	$480,444	$1,544,696	$1,465,568
Net Income	81,549	79,194	264,336	269,084
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
Immaterial adjustments have been made to reclassify revenue that was recognized for the three and nine months ended March 31, 2022, from the Complementary to the Payments and Corporate and Other segments. Immaterial adjustments were also made to reclassify cost of revenue from the Complementary to Payments segments and from the Corporate and Other to Payments segments for the three months ended March 31, 2022, and from the Complementary to the Payments and Corporate and Other segments for the nine months ended March 31, 2022. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and nine months ended March 31, 2022, from Complementary to Payments was $2,971 and $8,918, respectively, and from Complementary to Corporate and Other was $918 and $3,860, respectively. Cost of revenue reclassed for the three months ended March 31, 2022, from Complementary to Payments was $1,217 and from Corporate and Other to Payments was $125. Cost of revenue reclassed for the nine months ended March 31, 2022, from Complementary to Payments was $4,095, and from Complementary to Corporate and Other was $359.

	Three Months Ended
	March 31, 2023
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$146,809	$19,840	$109,128	$16,145	$291,922
Processing	10,094	172,000	32,994	1,542	216,630
Total Revenue	156,903	191,840	142,122	17,687	508,552

Cost of Revenue	71,705	106,878	61,366	67,396	307,345
Research and Development					34,625
Selling, General, and Administrative					58,192
Total Expenses					400,162

SEGMENT INCOME	$85,198	$84,962	$80,756	$(49,709)

OPERATING INCOME					108,390

INTEREST INCOME (EXPENSE)					(2,275)

INCOME BEFORE INCOME TAXES					$106,115

	Three Months Ended
	March 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$141,194	$23,747	$105,520	$12,460	$282,921
Processing	9,605	156,771	28,301	662	195,339
Total Revenue	150,799	180,518	133,821	13,122	478,260

Cost of Revenue	66,576	95,970	57,740	62,053	282,339
Research and Development					30,725
Selling, General, and Administrative					53,607
Total Expenses					366,671

SEGMENT INCOME	$84,223	$84,548	$76,081	$(48,931)

OPERATING INCOME					111,589

INTEREST INCOME (EXPENSE)					(688)

INCOME BEFORE INCOME TAXES					$110,901

	Nine Months Ended
	March 31, 2023
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$457,483	$57,838	$337,656	$49,794	$902,771
Processing	29,934	512,029	95,113	3,222	640,298
Total Revenue	487,417	569,867	432,769	53,016	1,543,069

Cost of Revenue	212,269	316,104	179,074	202,748	910,195
Research and Development					104,179
Selling, General, and Administrative					172,205
Total Expenses					1,186,579

SEGMENT INCOME	$275,148	$253,763	$253,695	$(149,732)

OPERATING INCOME					356,490

INTEREST INCOME (EXPENSE)					(5,866)

INCOME BEFORE INCOME TAXES					$350,624

	Nine Months Ended
	March 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$442,730	$66,105	$327,258	$40,532	$876,625
Processing	28,232	472,510	80,879	1,966	583,587
Total Revenue	470,962	538,615	408,137	42,498	1,460,212

Cost of Revenue	198,032	287,518	168,139	188,110	841,799
Research and Development					87,394
Selling, General, and Administrative					160,172
Total Expenses					1,089,365

SEGMENT INCOME	$272,930	$251,097	$239,998	$(145,612)

OPERATING INCOME					370,847

INTEREST INCOME (EXPENSE)					(1,371)

INCOME BEFORE INCOME TAXES					$369,476

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2023.
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
RESULTS OF OPERATIONS
For the third quarter of fiscal 2023, total revenue increased 6%, or $30,292, compared to the same quarter in fiscal 2022. Total revenue less deconversion fee and acquisition revenues of $6,143 and $2,658, respectively, for the current fiscal quarter and less deconversion fee revenues of $17,431 for the prior fiscal quarter, results in an increase of 8%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, higher card and payment processing, and increased hardware revenues.
Operating expenses increased 9% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Total operating expenses less deconversion expenses of $1,013 and acquisition-related expenses of $6,167 for the current fiscal quarter, and reducing operating expenses by deconversion expenses of $1,949 for the prior fiscal year quarter, results in an 8% increase quarter over quarter. This increase was primarily driven by higher personnel costs, including benefits expenses, resulting from a 3% headcount increase in the trailing twelve months, higher direct costs as revenue increased, increased amortization of intangible assets, and increased cost of hardware.
Operating income decreased 3% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Total operating income less deconversion fee operating income of $5,130 plus an acquisition operating loss of $3,508 for the current fiscal quarter, and less deconversion fee operating income of $15,482 for the prior fiscal quarter, results in an 11% increase quarter over quarter. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 6% for the third quarter of fiscal 2023 compared to the prior fiscal year third quarter. The effective tax rate for the third quarter of fiscal 2023 was 23.2% compared to 23.6% for the same quarter a year ago.
Due to the above changes, net income decreased 4% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. Total net income less deconversion fee net income of $3,861 plus acquisition net loss of $4,938 for the current fiscal quarter, and less deconversion fee net income of $11,666 for the prior fiscal quarter, results in a 13% increase quarter over quarter.

For the nine months ended March 31, 2023, total revenue increased 6%, or $82,857, compared to the same period in fiscal year 2022. Total revenue less deconversion fee and acquisition revenues of $17,042 and $5,975, respectively, for the current fiscal period and less deconversion fee revenues of $48,058 for the prior fiscal period, results in an increase of 8%, period over period. This increase was primarily driven by growth in data processing and hosting fees and card, payment, and digital processing revenues.
Operating expenses increased 9% for the nine months ended March 31, 2023, compared to the same period in fiscal year 2022. Total operating expenses less deconversion expenses of $2,583 and acquisition-related expenses of $15,609 plus the gain on sale of assets of $7,384 for the current fiscal period, and reducing operating expenses by deconversion expenses of $5,036 for the prior fiscal year period, results in an 8% increase period over period. The increase in operating expenses was primarily driven by higher personnel costs, including benefits expenses, resulting from a 3% headcount increase in the trailing twelve months, increased direct costs related to growth in revenue activity, higher amortization of intangible assets, increased travel-related expenses, and increased internal licenses and fees.
Operating income decreased 4% for the nine months ended March 31, 2023, compared to the same period in fiscal year 2022. Total operating income less deconversion fee operating income of $14,459, plus an acquisition operating loss of $9,634, less the gain on disposal of assets, net, of $7,384 for the current fiscal period, less deconversion fee operating income of $43,022 for the prior fiscal period, results in a 5% increase period over period. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes decreased 6% for the nine months ended March 31, 2023, compared to the same period in fiscal year 2022. The effective tax rate for the nine months ended March 31, 2023, was 23.3% compared to 23.5% for the same period a year ago.
Due to the above changes, net income decreased 5% for the nine months ended March 31, 2023, compared to the same period a year ago. Total net income less deconversion fee net income of $10,880, plus acquisition net loss of $12,213, less the gain on disposal of assets, net, of $5,556 for the current fiscal period, and less deconversion fee net income of $32,417 for the prior fiscal period, results in a 6% increase period over period.
Our third fiscal quarter was significantly impacted by a continuing slowdown of merger and acquisition activity in the financial institution industry, which has caused decreases in deconversion fee revenue, as noted, and in conversion/merger services revenue. However, we move into the fourth quarter of fiscal 2023 with significant portions of our business continuing to come from recurring revenues and our sales pipeline remaining encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2023, follows. Discussions compare the current fiscal year's three and nine months ended March 31, 2023, to the prior fiscal year's three and nine months ended March 31, 2022.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Services and Support	$291,922	$282,921	3%	$902,771	$876,625	3%
Percentage of total revenue	57%	59%		59%	60%
Services and support revenue increased 3% for the third quarter of fiscal 2023 compared to the same quarter a year ago. Reducing services and support revenue for deconversion fee revenue from each quarter, which was $6,143 for the current fiscal quarter and $17,431 for the prior fiscal year quarter and acquisition revenue of $1 for the current fiscal quarter, results in growth of 8% quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee and hardware revenues.
Services and support revenue increased 3% for the nine months ended March 31, 2023 compared to the same period a year ago. Reducing services and support revenue for deconversion fee revenue from each period, which was $17,042 for the current fiscal period and $48,058 for the prior fiscal period, and acquisition revenue of $45 for the current fiscal period, results in growth of 7% period over period. This increase was primarily driven by growth in data processing and hosting fees, software usage and subscription fees, and hardware revenues. Growth in software usage fee revenues reflects a continuing shift of customers to our time-based license model.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Processing	$216,630	$195,339	11%	$640,298	$583,587	10%
Percentage of total revenue	43%	41%		41%	40%
Processing revenue increased 11% for the third quarter of fiscal 2023 compared to the same quarter last fiscal year. Reducing processing revenue for acquisition revenue of $2,657 for the current fiscal quarter, results in growth of 10% quarter over quarter. This increase was primarily driven by higher card processing, payment processing, including iPay, and Jack Henry digital revenue, including Banno, as well as other processing fee revenues, as new customers are added and the active user base expands.
Processing revenue increased 10% for the nine months ended March 31, 2023, compared to the same period last fiscal year. Reducing processing revenue for acquisition revenue of $5,930 for the current fiscal period, results in growth of 9% period over period. This increase was primarily driven by higher card processing, payment processing, including iPay, and Jack Henry digital revenue, including Banno, as well as other processing fee revenues, as new customers are added and the active user base expands.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Cost of Revenue	$307,345	$282,339	9%	$910,195	$841,799	8%
Percentage of total revenue	60%	59%		59%	58%
Cost of revenue for the third quarter of fiscal 2023 increased 9% over the prior fiscal year third quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $470 for the current fiscal year quarter and $1,129 for the prior fiscal year quarter, and for acquisition costs of $5,133 from the current fiscal year quarter, results in a 7% increase quarter over quarter. This increase was primarily due to higher direct costs in line with related increases in revenue, higher personnel costs, including benefits expenses, increased amortization of intangible assets, and increased cost of hardware. Cost of revenue increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
Cost of revenue increased 8% for the nine months ended March 31, 2023, compared to the same period last fiscal year. Reducing cost of revenue for deconversion costs from each period, which were $1,435 for the current fiscal period and $3,067 for the prior fiscal period, and for acquisition costs of $12,533 from the current fiscal period, results in a 7% increase period over period. This increase was primarily due to higher direct costs in line with related increases in revenue, higher personnel costs, including benefits expenses, increased amortization of intangible assets, and increased internal licenses and fees. Cost of revenue increased 1% compared to the prior fiscal period as a percentage of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Research and Development	$34,625	$30,725	13%	$104,179	$87,394	19%
Percentage of total revenue	7%	6%		7%	6%
Research and development expense increased 13% for the third quarter of fiscal 2023 over the prior fiscal year third quarter. Reducing research and development expense for the effects of acquisitions of $606 for the current fiscal quarter, results in an 11% increase quarter over quarter. This increase was primarily due to an increase in personnel costs, net of capitalization, including benefits expenses, partially resulting from a 10% headcount increase in the trailing twelve months. Research and development expense for the quarter increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
Research and development expense increased 19% for the nine months ended March 31, 2023, compared to the same period last fiscal year. Reducing research and development expense for the effects of acquisitions of $1,213 for the current fiscal period, results in an 18% increase period over period. This increase was primarily due to an increase in personnel costs, net of capitalization, including benefits expenses, partially resulting from a 10% headcount increase in the trailing twelve months. Research and development expense for the current fiscal period increased 1% compared to the prior fiscal year period as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Selling, General, and Administrative	$58,192	$53,607	9%	$172,205	$160,172	8%
Percentage of total revenue	11%	11%		11%	11%
Selling, general, and administrative expense increased 9% in the third quarter of fiscal 2023 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each quarter, which were $543 for the current fiscal year quarter and $820 for the prior fiscal year quarter, and for the effects of acquisitions of $427 for the current fiscal year quarter, results in an 8% increase quarter over quarter. This increase was primarily due to higher personnel costs, including commissions and benefits expenses, partially resulting from a 5% headcount increase in the trailing twelve months. Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.
Selling, general, and administrative expense increased 8% in the nine months ended March 31, 2023, compared to the same period last fiscal year. Reducing selling, general, and administrative expense for the effects of deconversion fees from each period, which were $1,148 for the current fiscal year period and $1,968 for the prior fiscal year period, and for the effects of acquisitions of $1,864 plus the gain on disposal of assets, net, of $7,384 for the current fiscal period, results in a 12% increase period over period. This increase was primarily due to higher personnel costs, including commissions and benefits expenses, partially resulting from a 5% headcount increase in the trailing twelve months and increased travel-related expenses. Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal period versus the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Interest Income	$2,391	$3	79,600%	$3,783	$16	23,544%
Interest Expense	$(4,666)	$(691)	575%	$(9,649)	$(1,387)	596%
Interest income fluctuated due to changes in invested balances and yields on invested balances during the third quarter of fiscal 2023 and nine months ended March 31, 2023, compared to the same periods a year ago. Interest expense increased when compared to the prior fiscal year quarter and year-to-date period due to recent increases in prevailing interest rates, length of borrowing time, and amounts borrowed. There was a $375,000 outstanding balance under the credit facility at March 31, 2023, and $225,000 outstanding balance at March 31, 2022. The increase in the outstanding balance was primarily due to funding the Payrailz acquisition on August 31, 2022, and the increase in cash taxes paid during the third quarter ended March 31, 2023, due to tax law changes.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Provision for Income Taxes	$24,566	$26,194	(6)%	$81,751	$86,986	(6)%
Effective Rate	23.2%	23.6%		23.3%	23.5%
The change in effective tax rate for the third quarter of fiscal 2023 compared to the same quarter a year ago was primarily due to greater benefits recognized from tax credits during the current fiscal year quarter.

NET INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Net income	$81,549	$84,707	(4)%	$268,873	$282,490	(5)%
Diluted earnings per share	$1.12	$1.16	(4)%	$3.68	$3.84	(4)%
Net income decreased 4% to $81,549, or $1.12 per diluted share, for the third quarter of fiscal 2023 compared to $84,707, or $1.16 per diluted share in the same quarter of fiscal 2022. Reducing net income by deconversion fee net income of $3,861 for the current fiscal quarter and $11,666 for the prior year fiscal quarter, and increasing net income for the current fiscal quarter by an acquisition net loss of $4,938, results in a 13% increase quarter over quarter.
Net income decreased 5% to $268,873, or $3.68 per diluted share, for the nine months ended March 31, 2023, compared to $282,490, or $3.84 per diluted share, in the same period of fiscal 2022. Reducing net income by deconversion fee net income of $10,880 and a gain on disposal of assets, net, of $5,556 for the current fiscal period and $32,417 for the prior year fiscal period, and increasing net income for the current fiscal period by an acquisition net loss of $12,213, results in a 6% increase period over period.
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

Core
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Revenue	$156,903	$150,799	4%	$487,417	$470,962	3%
Cost of Revenue	$71,705	$66,576	8%	$212,269	$198,032	7%
Revenue in the Core segment increased 4% and cost of revenue increased 8% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Reducing Core revenue for deconversion fee revenue in both quarters, which totaled $2,315 for the third quarter of fiscal 2023 and $8,154 for the third quarter of fiscal 2022, results in an 8% increase quarter over quarter. This increase was primarily driven by growth in data processing and hosting fee revenue. The cost of revenue increase was primarily driven by higher personnel costs, including benefits expenses, and increased direct support costs. Core segment deconversion fee costs did not significantly affect the Core cost of revenue increase quarter over quarter. Cost of revenue increased 2% as a percentage of revenue for the third quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Core segment increased 3% and cost of revenue increased 7% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Reducing Core revenue for deconversion fee revenue in both periods, which totaled $6,248 for the nine months ended March 31, 2023, and $21,176 for the nine months ended March 31, 2022, results in a 7% increase period over period. This increase was primarily driven by the growth in data processing and hosting and software usage fee revenues. Reducing Core cost of revenue for deconversion fee costs in both periods, which totaled $656 for the nine months ended March 31, 2023 and $1,378 for the nine months ended March 31, 2022 results in an 8% increase period over period. This increase was primarily due to increased direct support costs and higher personnel costs, including benefits expenses. Cost of revenue increased 2% as a percentage of revenue for the nine months ended March 31, 2023, compared to the same period of fiscal 2022.

Payments
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Revenue	$191,840	$180,518	6%	$569,867	$538,615	6%
Cost of Revenue	$106,878	$95,970	11%	$316,104	$287,518	10%

Revenue in the Payments segment increased 6% and cost of revenue increased 11% for the third quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion fee revenue in both quarters, which totaled $1,643 for the third quarter of fiscal 2023 and $4,703 for the third quarter of fiscal 2022 and for revenue from acquisitions of $2,658 from the current fiscal year quarter, results in a 7% increase quarter over quarter. This increase was primarily due to higher card and payment processing fee revenues. Reducing Payments cost of revenue for deconversion fee costs in both quarters, which totaled $62 for the third quarter of fiscal 2023 and $28 for the third quarter of fiscal 2022, and for cost of revenue from acquisition of $5,102 from the current fiscal year quarter, results in a 6% increase quarter over quarter. This increase was primarily due to higher direct costs in line with associated revenues, higher amortization of intangible assets, and higher personnel costs, including benefits expenses. Cost of revenue as a percentage of revenue increased 3% for the third quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Payments segment increased 6% and cost of revenue increased 10% for the nine months ended March 31, 2023, compared to the equivalent period of the prior fiscal year. The revenue increase was primarily due to increased card and payment processing fee revenues. Payments segment deconversion fee and acquisition revenues did not significantly affect the Payments segment revenue increase period over period. Reducing Payments cost of revenue for deconversion fee costs in both periods, which totaled $221 for the nine months ended March 31, 2023 and $317 for the nine months ended March 31, 2022, and for cost of revenue from acquisition of $12,444 from the current fiscal year period, results in a 6% increase period over period. This increase was primarily due to higher direct costs in line with associated revenues, higher amortization of intangible assets, and higher personnel costs, including benefits expenses. Cost of revenue as a percentage of revenue increased 2% for the nine months ended March 31, 2023, compared to the same period of fiscal 2022.

Complementary
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Revenue	$142,122	$133,821	6%	$432,769	$408,137	6%
Cost of Revenue	$61,366	$57,740	6%	$179,074	$168,139	7%
Revenue in the Complementary segment increased 6% and cost of revenue increased 6% for the third quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion fee revenue in both quarters, which totaled $2,170 for the third quarter of fiscal 2023 and $4,540 for the third quarter of fiscal 2022, results in an 8% increase quarter over quarter. This increase was primarily driven by higher hosting fees and Jack Henry digital revenues. Reducing Complementary cost of revenue for deconversion fee costs in both quarters, which totaled $165 for the third quarter of fiscal 2023 and $475 for the third quarter of fiscal 2022, results in a 7% increase quarter over quarter. This increase was primarily due to increased amortization of intangible assets and direct costs in line with associated revenues. Cost of revenue as a percentage of revenue remained consistent for the third quarter of fiscal 2023 compared to the same quarter of fiscal 2022.
Revenue in the Complementary segment increased 6% and cost of revenue increased 7% for the nine months ended March 31, 2023, compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion fee revenue in both periods, which totaled $6,319 for the nine months ended March 31, 2023 and $13,554 for the nine months ended March 31, 2022, results in an 8% increase period over period. This increase was primarily driven by higher hosting fees and Jack Henry digital revenues. Cost of revenue growth was primarily due to increased direct costs in line with associated revenues, higher personnel costs, including benefits expenses, and increased amortization of intangible assets. Complementary segment deconversion fee costs did not significantly affect the Complementary segment cost of revenue increase period over period. Cost of revenue as a percentage of revenue remained consistent for the nine months ended March 31, 2023, compared to the same period of fiscal 2022.

Corporate and Other
	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2023	2022		2023	2022
Revenue	$17,687	$13,122	35%	$53,016	$42,498	25%
Cost of Revenue	$67,396	$62,053	9%	$202,748	$188,110	8%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to any of the other three segments. Revenue in the Corporate and Other segment increased 35% for the third quarter of fiscal 2023 compared to the equivalent quarter of the prior fiscal year. The increase quarter over quarter was primarily due to higher hardware revenues. Corporate and Other segment deconversion fee revenue did not significantly affect the Corporate and Other revenue increase quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments. The cost of revenue in the third quarter of fiscal 2023 increased 9% when compared to the prior fiscal year quarter primarily due to higher internal licenses and fees and cost of hardware. Corporate and Other segment deconversion fee and acquisition costs did not significantly affect the Corporate and Other cost of revenue increase quarter over quarter.
Revenue in the Corporate and Other segment increased 25% for the nine months ended March 31, 2023, compared to the equivalent period of the prior fiscal year. The increase period over period was primarily due to higher hardware revenues. Corporate and Other segment deconversion fee revenue did not significantly affect the Corporate and Other revenue increase period over period.
The cost of revenue in the nine months ended March 31, 2023, increased 8% when compared to the prior fiscal year period primarily due to higher internal licenses and fees, personnel costs, including benefits expenses, and hardware costs. Corporate and Other segment deconversion fee and acquisition costs did not significantly affect the Corporate and Other cost of revenue increase period over period.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $26,552 at March 31, 2023, from $48,787 at June 30, 2022.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2023	2022
Net income	$268,873	$282,490
Non-cash expenses	120,204	168,187
Change in receivables	110,686	83,868
Change in deferred revenue	(184,130)	(177,987)
Change in other assets and liabilities	(108,602)	(55,161)
Net cash provided by operating activities	$207,031	$301,397
Cash provided by operating activities for the first nine months of fiscal 2023 decreased 31% compared to the same period last year partially due to higher cash taxes paid in the current year related to tax law changes requiring capitalization of research and development and software development costs for tax purposes as well as higher year to date prepaid expenses due to timing. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first nine months of fiscal 2023 totaled $355,561 and included: $229,628 for an acquisition; $124,110 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $27,237; $1,471 for the purchase and development of internal use software, and $1,000 for the purchase of a certificate of deposit. Cash uses were partially offset by proceeds from the sale of assets of $27,885. Cash used in investing activities for the first nine months of fiscal 2022 totaled $145,024 and included $108,950 for the development of software; capital expenditures of $28,386; and $7,726 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $38.
Financing activities provided cash of $126,295 for the first nine months of fiscal 2023 and included borrowings on credit facilities of $550,000 and $700 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Provided cash was partially offset by payments on credit facilities and financing leases of $290,059, dividends paid to stockholders of $109,346, and purchases of treasury stock of $25,000. Financing activities used cash of $167,568 in the first nine months of fiscal 2022 including purchases of treasury stock of $193,916, repayments on credit facilities and financing leases of $167,091, and $103,376 for the payment of dividends. These uses of cash were partially offset by borrowings on credit facilities of $292,000 and $4,815 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.

Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $27,237 and $28,386 for the nine months ended March 31, 2023, and March 31, 2022, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2023 are expected to be approximately $41,000 and have been or will be funded from our credit facilities and cash generated by operations.
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
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at March 31, 2023, was $1,832,118. During the first nine months of fiscal 2023, the Company repurchased 151 shares. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,948 additional shares. The total cost of treasury shares at June 30, 2022, was $1,807,118. During the first nine months of fiscal 2022, the Company repurchased 1,250 shares.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code including, but not limited to, a 1% excise tax on net stock repurchases and tax incentives to promote clean energy. The Company does not expect the IRA to have a material impact on its financial statements.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $600,000, which may be increased by the Company to $1,000,000 at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $375,000 outstanding under the amended and restated credit facility at March 31, 2023.
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

The increase in the outstanding credit facility balance of $260,000 at March 31, 2023, compared to June 30, 2022, was primarily due to the acquisition of Payrailz and the increase in cash taxes paid during the nine months ended March 31, 2023. This borrowing, along with recent increases in prevailing interest rates, is expected to contribute to increased interest expense during fiscal 2023, and until our outstanding balances are reduced.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2024. There was no balance outstanding at March 31, 2023, or June 30, 2022.

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
We had $375,000 outstanding debt with variable interest rates as of March 31, 2023, and a 1% increase in our borrowing rate would increase our annual interest expense by $3,750.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2023, there were no changes in internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2023:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2023	—	—	—	3,947,713
February 1 - February 28, 2023	116,768	$171.28	116,768	3,830,945
March 1 - March 31, 2023	34,680	144.15	34,680	3,796,265
Total	151,448	$165.07	151,448	3,796,265
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,194,351 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2023, and June 30, 2022, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2023, and 2022, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2023, and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023, and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 8, 2023	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	May 8, 2023	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer