Form 10-K
period 2023-06-30
JACK HENRY & ASSOCIATES INC
filed 2023-08-24
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

On December 31, 2022, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $12,739,269,127 (based on the closing stock price on Nasdaq on December 31, 2022).

As of August 15, 2023, the Registrant had 72,935,131 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2023 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the Company's fiscal year ended June 30, 2023.

In this report, all references to "Jack Henry," the “Company," “we," “us," and “our," refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries. Unless otherwise stated, references to particular years, quarters, months, or periods refer to the Company's fiscal years ended in June and the associated quarters, months, and periods of those fiscal years.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc.® is a well-rounded financial technology company that strengthens connections between financial institutions and the people and businesses they serve. For more than 47 years, we have provided technology solutions to help banks and credit unions innovate faster, strategically differentiate, and successfully compete while serving the evolving needs of their accountholders. We empower over 7,500 financial institutions and diverse corporate entities with people-inspired innovation, personal service, and insight-driven solutions that help reduce the barriers to financial health.

Mission Statement

We strengthen the connections between people and their financial institutions through technology and services that reduce the barriers to financial health.

This philosophy has always been part of our foundation and the roots on which Jack Henry was built. Our founders, Jack Henry and Jerry Hall, were committed to their community and believed they could help financial institutions better serve the needs of people and businesses using more modern technology and services.

While much has changed since we opened for business in 1976, we continue to be focused on helping community and regional financial institutions, and we are guided by our founding principles: do the right thing, do whatever it takes, and have fun.

Who We Serve

We provide products and services primarily to community and regional financial institutions:
•Core bank integrated data processing systems are provided to 940 banks ranging from de novo to multi-billion-dollar institutions with assets of up to $50 billion. The number of banks we serve has decreased in the last year due to acquisitions and mergers within the banking industry, which are discussed further under the heading "Our Industry" in this Item 1. Our banking solutions support both on-premise and private cloud operating environments with functionally distinct core processing platforms and integrated complementary solutions.
•Core credit union data processing solutions are provided to credit unions of all sizes, with a client base of over 710 credit union customers. We offer a flagship core processing platform and integrated complementary solutions that support both on-premise and private cloud operating environments.
•Non-core highly specialized core-agnostic products and services are also provided to financial institutions. We offer complementary solutions that include highly specialized financial performance, imaging and payments processing, information security and risk management, retail delivery, and online and mobile functionality. These products and services enhance the performance of traditional financial services organizations of all asset sizes and charters, and non-traditional diverse corporate entities. In total, we serve over 7,500 customers, over 1,650 of our core customers included in our bank and credit union customers listed above, and nearly 5,880 non-core customers.
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
We are committed to exceeding our customers’ expectations. We measure and monitor customer satisfaction using a variety of surveys, such as an annual survey on the customer's anniversary date and randomly-generated online surveys initiated each day by routine support requests to ensure feedback is received throughout the year. The results of our survey process provide assurance that our service consistently exceeds our customers’ expectations and, we believe, contribute to our excellent customer retention rates.
We are focused on establishing long-term customer relationships, continually expanding and strengthening those relationships with cross sales of additional products and services that support our clients' strategy, earning new financial and non-financial clients, and ensuring our product offerings are highly competitive.
The majority of our revenue is derived from support and services provided by our private and public cloud services for our hosted customers that are typically on a seven-year or greater contract, recurring electronic payment solutions that are also generally on a contract term of seven years or greater, and our on-premise customers that are typically on a one-year contract. Less predictable software license fees, paid by customers implementing our software solutions on-premise, and hardware sales, including all non-software products that we re-market in order to support our software systems, complement our primary revenue sources. Information regarding the classification of our business into four separate segments is set forth in Note 14 to the consolidated financial statements (see Item 8).
We recognize that our associates and their collective contribution are ultimately responsible for Jack Henry's past, present, and future success. Recruiting and retaining high-quality employees is essential to our ongoing growth and financial performance, and we believe we have established an organizational culture that sustains high levels of employee engagement. For further discussion of our human capital considerations, see "Human Capital" below.
Our Industry
Our core banking solutions serve commercial banks and savings institutions with up to $50 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 4,660 commercial banks and savings institutions in this asset range as of December 31, 2022, and we currently support 940 of these banks with one of our three core information processing platforms and complementary products and services.
Our core credit union solutions serve credit unions of all asset sizes. According to the Credit Union National Association (“CUNA”), there were more than 4,850 domestic credit unions as of December 31, 2022, and we currently support over 710 of these credit unions with one flagship core information processing platform and complementary products and services.
Our non-core solutions serve financial services organizations of all asset sizes and charters and other diverse corporate entities. We currently support over 7,500 institutions with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 17% from the beginning of calendar year 2017 to the end of calendar year 2022, due mainly to mergers. Although the number of banks declined at a 4% compound annual rate during this period, aggregate assets increased at a compound annual rate of 6% and totaled $23.6 trillion as of December 31, 2022. There were 15 new bank charters issued in calendar year 2022, compared to 10 in the 2021 calendar year. Comparing calendar years 2022 to 2021, the number of mergers decreased 19%.
CUNA reports the number of credit unions declined 15% from the beginning of calendar year 2017 to the end of calendar year 2022. Although the number of credit unions declined at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 9% and totaled $2.2 trillion as of December 31, 2022.
Community and mid-tier banks and credit unions are vitally important to the communities, consumers, and businesses they serve. Bank customers and credit union members rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the customer’s delivery channel of choice. Institutions are recognizing that attracting and retaining customers and members in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology dependent. Financial institutions must implement technological solutions that enable them to:
•Offer e-commerce, mobile, and digital strategies that provide the convenience-driven services required in today’s financial services industry.
•Maximize performance with accessible, accurate, and timely business intelligence information.
•Provide the high-demand products and services needed to successfully compete with traditional and non-traditional competitors created by convergence within the financial services industry.
•Enhance the customer/member experience at multiple points of contact.
•Expand existing customer/member relationships and strengthen exit barriers by cross selling additional products and services.
•Capitalize on new revenue, and deposit and loan portfolio growth opportunities.
•Increase operating efficiencies and reduce operating costs.
•Protect mission-critical information assets and operational infrastructure.
•Protect customers/members with various security tools from fraud and related financial losses.
•Maximize the day-to-day use of technology and return on technology investments.
•Ensure full regulatory compliance.

Jack Henry’s extensive product and service offerings help diverse financial institutions meet business challenges and capitalize on opportunities. We strive to get to know our customers, understand their strategies and challenges, and provide innovative solutions that help them achieve short- and long-term success.
Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth augmented by strategic acquisitions. We execute this strategy by:
•Providing community and regional banks and credit unions with core processing systems that provide excellent functionality and support on-premise and private cloud delivery environments with identical functionality.
•Expanding each core customer relationship by cross-selling complementary products and services that enhance the functionality provided by our core processing systems.
•Providing non-core highly specialized core-agnostic complementary products and services to financial institutions, including institutions not utilizing one of our core processing systems, and diverse corporate entities.
•Developing and deploying a long-term technology modernization strategy to provide public cloud native solutions that provide clients with greater flexibility, optionality, open integration, speed to market, and other benefits.
•Maintaining a company-wide commitment to customer service that consistently exceeds our customers’ expectations and generates high levels of customer retention.
•Building, maintaining, and enhancing a protected environment and tools that help our clients and us protect customer data, assets, and comply with regulations.
•Capitalizing on our acquisition strategy.
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with 35 strategic acquisitions since the end of fiscal year 1999. We continue to explore acquisitions that have the potential to:
•Expand our suite of complementary products and services.
•Provide products and services that can be sold to both existing core and non-core customers and outside our base to new customers.
•Accelerate our internal development efforts.
•Provide selective opportunities to sell outside our traditional markets in the financial services industry.
After 47 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our Company without material distractions.
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
Our most recent acquisition was:

Fiscal Year	Company or Product Name	Products and Services
2023	Payrailz, LLC ("Payrailz")	Provider of cloud-native modern digital payment capabilities leveraging AI and machine learning features for the financial services industry.
Solutions
•Our core banking solutions support commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and more than 140 fully integrated complementary solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, fraud and risk management and protection, account origination, and item and document imaging solutions. Our core banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by on-premise use of each software system. Our banking solutions can be delivered on-premise or through our private cloud delivery model and are backed by a company-wide commitment to provide exceptional personal service.
•Our core credit union solutions support credit unions of all sizes with an information and transaction processing platform that provides enterprise-wide automation. Our solution includes one flagship core processing system and more than 100 fully integrated complementary solutions, including business intelligence and credit union management, member and member business services, digital and mobile internet banking and electronic payment solutions, fraud and risk management and protection, account origination, and item and document imaging solutions. Our credit union solution also has state-of-the-art functional capabilities. We also re-market the hardware required by on-premise use of the software system. Our credit union solution can be delivered on-premise, through our private cloud, or through our partner private cloud delivery models. Each is backed by our company-wide commitment to provide exceptional personal service.
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
We strive to develop and maintain functionally robust, integrated solutions that are supported with high service levels, regularly updating and improving those solutions using an interactive customer enhancement process; ensuring compliance with relevant regulations; updated with proven advances in technology; and consistent with Jack Henry’s reputation as a premium solution and service provider.
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
Core banking platforms are:
•SilverLake System®, a robust system primarily designed for commercial-focused banks with assets ranging from $1 billion to $50 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 460 banks, and now automates nearly 10% of the domestic banks with assets less than $50 billion.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports approximately 300 banks ranging from de novo institutions to those with assets of $5 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports approximately 180 banks ranging from de novo institutions to those with assets of over $2 billion.
Core credit union platform is:
•Symitar® (formerly known as Episys®), a robust system designed specifically for credit unions. It has been implemented by over 710 credit unions with assets ranging from $3 million to $35 billion, and according to National Credit Union Administration ("NCUA") data, is the system implemented by more credit unions with assets exceeding $25 million than any other alternative core system.
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
We support the dynamic business requirements of our core bank and credit union clients with ongoing enhancements to each core system, the regular introduction of new integrated complementary products, the ongoing integration of practical new technologies, and regulatory compliance initiatives. We also serve each core customer as a single point of contact, support, and accountability.
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
We regularly introduce new products and services based on demand for integrated complementary solutions from our existing core clients and based on the growing demand among financial services organizations and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and/or containing costs. Our Industry Research department solicits customer guidance on the business solutions they need, evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. Our new complementary products and services are developed internally, acquired, or provided through strategic alliances.
Implementation and Training
Most of our core bank and credit union customers contract with us for implementation and training services in connection with their systems and additional complementary products.
A complete core system implementation typically includes detailed planning, project management, data conversion, and testing. Our experienced implementation teams travel to customer facilities or work remotely with clients to help manage the implementation process and ensure that all data is transferred from the legacy system to the Jack Henry system. Our implementation fees are fixed or hourly based on the core system being installed.
We also provide extensive initial and ongoing education to our customers. We have a comprehensive training program that supports new customers with basic training and longtime customers with continuing education. The training enables financial institutions to maximize the use of our core and complementary solutions, learn about ongoing system enhancements, and understand dynamic year-end legislative and regulatory requirements.
Support and Services
We serve our customers as a single point of contact and support for the complex solutions we provide. Our comprehensive support infrastructure incorporates:
•Exacting service standards.
•Trained support staff available up to 24 hours a day, 365 days a year.
•Assigned account managers.
•Sophisticated support tools, resources, and technology.
•Broad experience converting diverse banks and credit unions to our core platforms from competitive platforms.
•Highly effective change management and control processes.
•Best practices methodology developed and refined through the company-wide, day-to-day experience supporting over 7,500 diverse clients.
Most on-premise customers contract for annual software support services, and this represents a significant source of recurring revenue for Jack Henry. These support services are typically priced at approximately 20% of the respective product’s software license fee. The subsequent years' service fees generally increase as customer assets increase and as additional complementary products are purchased. Annual software support fees typically are billed during June and are paid in advance for the entire fiscal year, with proration for new product implementations that occur during the fiscal year. Hardware support fees also are usually paid in advance for entire contract periods which typically range from one to five years. Most support contracts automatically renew unless the customer or Jack Henry gives notice of termination at least 30 days prior to contract expiration.
High levels of support are provided to our private cloud customers by the same support infrastructure utilized for on-premise customers. However, these support fees are included as part of monthly private cloud fees.
Hardware Systems
Our software systems operate on a variety of hardware platforms. We have established remarketing agreements with IBM Corporation, and many other hardware providers that allow Jack Henry to purchase hardware and related maintenance services at a discount and resell them directly to our customers. We currently sell IBM Power Systems™; Lenovo®, Dell, Hewlett Packard, and Cisco servers and workstations; Canon®, Digital Check, Epson®, and Panini® check scanners; and other devices that complement our software solutions.
Digital Products and Services
Jack Henry Digital represents a category of digital products and services that are being built and integrated together into one unified platform. Our main offering is the Banno Digital Platform™. It is an online and mobile banking platform that helps community and regional financial institutions strategically differentiate their digital offerings from those of megabanks and other financial technology companies. It is a complete, open digital banking platform that gives banks and credit unions attractive, fast, native applications for their customers and members and cloud-based, core-connected back-office tools for their employees.
Payment Solutions
Electronic payment solutions provide our customers with the tools necessary to be at the forefront of payment innovation with secure payment processing designed to simplify complex payment processing, attract profitable retail and commercial accounts, increase operating efficiencies, comply with regulatory mandates, and proactively mitigate and manage payment-related risk.
•JHA Card Processing Solutions™ ("CPS") supports full-service and in-house debit and credit card programs backed by a comprehensive suite of tools for fraud mitigation, digital payments, dispute management, plastics manufacturing and personalization, loyalty programs, data analytics, and terminal driving. In addition, advisory services are offered to support a variety of needs including card portfolio growth, start-up program consultation, as well as customized fraud management; all tailored to individual financial institution goals and concerns.
•Enterprise Payment Solutions ("EPS") is a comprehensive payments engine. It offers an integrated suite of remote deposit capture, Automated Clearing House ("ACH"), and card transaction processing solutions, risk management tools, reporting capabilities, and more for financial institutions, businesses, and fintechs of all sizes. EPS helps its clients succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance customer relationships.
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
•PayrailzTM supports our technology modernization strategy by adding next generation digital payment capabilities to our payment’s ecosystem based on cloud native microservices. Our new Money Movement payments platform includes native artificial intelligence ("AI"), Action Insights (which is predictive and proactive recommendations through AI), a flexible modern user experience, a layered security model, an automated fraud feature leveraging machine learning, and a modern and flexible administrative portal. In addition to bill payment capabilities, we have a ‘pay a loan’ feature, an ‘open looped’ real-time person-to-person ("P2P") solution, and account-to-account ("A2A") transfer features.
•JHA PayCenterTM, provides our customer financial institutions with a single entry point to both Zelle® and Real Time Payments ("RTP") real-time networks and supports the Federal Reserve's FedNow®, which launched in July 2023. PayCenter manages the certification process and mandatory updates from the networks, simplifies integration with toolkits and provides fraud monitoring. Financial institutions can send and receive transactions instantly 24 hours a day, 365 days a year, through our core and complementary solutions.
•Payments as a Service ("PaaS") ties together and further enhances the complete array of electronic payments functionality with a front-end Payments Developers Experience Portal and back-end data analytics.

Research and Development
We invest significant resources in ongoing research and development to develop new software solutions and services and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. We enhance our core and complementary systems a minimum of once each year. Product-specific enhancements are largely customer-driven with recommended enhancements formally gathered through focus groups, change control boards, strategic initiatives meetings, annual user group meetings, and ongoing customer contact. We also continually evaluate and implement process improvements that expedite the delivery of new products and enhancements to our customers and reduce related costs.
Research and development expenses for fiscal 2023, 2022, and 2021 were $142.7 million, $121.4 million, and $109.0 million, respectively. We recorded capitalized software in fiscal 2023, 2022, and 2021 of $166.1 million, $148.2 million, and $128.3 million, respectively.
Sales and Marketing
We serve established, well-defined markets that provide ongoing sales and cross-sales opportunities.
The marketing and sales initiatives within the core business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Our non-core specialized core-agnostic niche solutions are sold to complement existing technology platforms to domestic financial services organizations of all asset sizes and charters.
Sales executives are responsible for the activities required to earn new customers in assigned territories, and regional account executives are responsible for nurturing customer relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports sales with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; telemarketing; customer/client newsletters; ongoing promotional campaigns; and media relations. We also host annual national education conferences which provide opportunities to network with existing clients and demonstrate new products and services.
Jack Henry has sold select products and services outside the United States, primarily in Latin America, the Caribbean and Canada. International sales accounted for less than 1% of Jack Henry’s total revenue in each of fiscal 2023, 2022, and 2021.
Competition
The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of our current competitors have longer operating histories, larger customer bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include product/service functionality, price, operating flexibility and ease-of-use, customer support, and existing customer references. For more than a decade, there has been significant consolidation among providers of products and services designed for financial institutions, and this consolidation is expected to continue in the future.
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

Regulatory Compliance
We maintain a corporate commitment to address compliance issues and implement requirements imposed by federal regulators prior to the effective date of such requirements when adequate prior notice is given. Our compliance program is coordinated by a team of compliance analysts and auditors with extensive regulatory agency and financial institution experience, and a thorough working knowledge of Jack Henry and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including regular discussions on emerging topics with the Federal Banking Agencies (“FBA”) examination team and training sessions sponsored by various professional associations.
Jack Henry has a process to inform internal stakeholders of new and revised regulatory requirements. Upcoming regulatory changes also are presented to the Company’s development teams through monthly regulatory compliance meetings and the necessary product changes are included in the ongoing product development cycle. We publish newsletters to keep our customers informed of regulatory changes that could impact their operations. Periodically, customer advisory groups are assembled to discuss significant regulatory changes.
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
Government Regulation
The financial services industry is subject to extensive and complex federal and state regulation. All financial institutions are subject to substantial regulatory oversight and supervision. Our products and services must comply with the extensive and evolving regulatory requirements applicable to our customers, including but not limited to those mandated by federal truth-in-lending and truth-in-savings rules, the Privacy of Consumer Financial Information regulations, usury laws, the Equal Credit Opportunity Act, the Fair Housing Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the USA Patriot Act, the Gramm-Leach-Bliley Act, the Community Reinvestment Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The compliance of Jack Henry’s products and services with these requirements depends on a variety of factors, including the parameters set through the interactive design, the classification of customers, and the manner in which the customer utilizes the products and services. Our customers are contractually responsible for assessing and determining what is required of them under these regulations and then we provide solutions that assist them in meeting their regulatory needs through our products and services. We cannot predict the impact these regulations, any future amendments to these regulations or any newly implemented regulations will have on our business in the future.
Jack Henry is not chartered by the Office of the Comptroller of Currency ("OCC"), the Board of Governors of the Federal Reserve System, the FDIC, the NCUA or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to financial institutions, Jack Henry’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FBA regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews.
We provide private cloud services through JHA OutLink Processing Services™ for banks and EASE Processing Services™ for credit unions. We provide data centers and electronic transaction processing through JHA Card Processing Solutions™, internet banking through NetTeller® and BannoTM online solutions, bill payment through iPay, network security monitoring and Hosted Network Solutions ("HNS") through our Gladiator® unit, cloud services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery®.
Our private cloud services are subject to examination by FBA regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our private cloud services are also subject to examination by state banking authorities on occasion.
Information and Cybersecurity
In our increasingly interconnected environment, information is inherently exposed to a growing number of risks, threats, and vulnerabilities. As a provider of products and services to financial institutions, we use industry standard policies and procedures to process and store sensitive, personally identifiable information securely. We prioritize protecting our associates, clients, and their private data from the ever-evolving cyber threat environment and ensuring the resiliency of such information.
We have an established information and cybersecurity program maintained by a team of diverse, highly skilled cybersecurity professionals, as well as a portfolio of investments in modern technology including artificial intelligence and machine learning. The program incorporates industry-standard frameworks, policies, and practices designed to protect the confidentiality and privacy of Jack Henry’s and our clients’ information. Additionally, we maintain insurance that includes cybersecurity coverage.
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
Human Capital
Our Employees
As of June 30, 2023, we had approximately 7,120 full-time and part-time employees. Our employees are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Beyond nondiscrimination compliance, we are committed to fostering a respectful, diverse, and inclusive workplace in which all individuals are treated with respect and dignity. We continue to concentrate efforts on diversity, equity, inclusion, and belonging and continue to hire employees in the human resources function to focus on this important area. We seek nontraditional talent streams to help identify candidates from underrepresented groups, including through our internship and apprenticeship programs. Our internship program focuses on attracting college and university students to paid work in Jack Henry departments related to their studies, while our apprenticeship program offers paid training and work for candidates (either students or non-students) with little to no traditional experience in the field, such as learning computer coding. Both our internship and apprenticeship programs can lead to full-time employment.
We continue to engage our Business Innovation Groups (“BIGs”) to develop attraction and retention suggestions and practices that advance a diverse, equitable, and inclusive culture. Our BIGs are company-sponsored groups open to all employees. As of June 30, 2023, we had over 1,840 unique associates participating in seven active BIGs, with six focused on inclusion for specific communities — women, people of color, remote employees, LGBTQ+, veterans, and people with disabilities — and one focused on environmental and sustainability topics. While BIGs allow employees to connect and support each other, they also function to assist us in addressing bona fide business problems through input and suggestions. For example, these groups work with executive leadership to actively improve our talent attraction processes for prospective employees. They also provide education, training, and conversation opportunities to all employees to increase belongingness and to advance diversity, inclusion, understanding, and innovation throughout the Company. JHAnywhere, a BIG formed previously to provide community and resources for the then minority of employees working remotely, was discontinued in July 2023 due to the proliferation of remote work resulting from the COVID-19 pandemic to the extent that such efforts became a company-wide focus that went beyond the capacity of a single BIG to support. The Company remains focused on equipping all employees with the tools necessary to effectively communicate, collaborate, and build connections in a remote environment, including ensuring leaders have the skills needed to effectively lead dispersed teams.
We seek to actively listen to our employees throughout the year using a defined and continuous listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, and other top of mind topics. These surveys allow us to respond to employee concerns, benefit from employee perspectives, and better design and develop processes to support our Company culture. Employees can learn about changes through our jhDaily online news center, regular email communications, monthly Manager Forum events, quarterly employee update videos or all-employee town hall meetings delivered by senior management.
Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing new opportunities for their growth. We offer our employees numerous live and on-demand courses, resources, and training programs to help them build knowledge, improve skills, and develop their career at Jack Henry. Learning opportunities include mandatory courses, such as security awareness, as well as recommended content in areas including leadership development; technical skills; and diversity, equity, inclusion, and belonging. Jack Tracks, an annual, company-wide virtual learning event, offers employees a large selection of curated topics such as technical and operational readiness, technology trends, company solutions, and industry trends.
Recognizing the importance of mentoring in career development, we host an internal mentorship marketplace, which allows prospective mentors and mentees to connect and self-initiate a mentoring relationship. Career mobility and personal development resources are available to all employees through dedicated intranet sites. We continue to strengthen our leadership capacity by providing training on effective coaching practices to leaders of the Company.
We recognize and value the contribution of our employees who develop, improve, and support our technology solutions. Access to on-demand technical training libraries, customized learning plans, certification programs, and classes facilitated by external experts are available to advance their technical expertise. When there is a critical skill need or where the technology landscape is rapidly changing, we provide unique learning solutions to align employees' development with our strategic initiatives.
Wellness and Safety
We emphasize the safety and well-being of our employees as a top priority. We define wellness comprehensively and include mental, physical, emotional, financial, psychological, and environmental considerations. Our benefit plan offerings include supportive and dedicated campaigns that communicate directly to employees about financial wellness, mental health, healthful nutrition and exercise, and other wellness topics. Employee well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies.
Available Information
Jack Henry’s website is easily accessible to the public at jackhenry.com. The “Investor Relations" portion of the website provides key corporate governance documents, the code of conduct, an archive of press releases, and other relevant Company information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings and amendments thereto that are made with the SEC also are available free of charge on our website as soon as reasonably practical after these reports have been filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

ITEM 1A. RISK FACTORS
The Company's business and the results of its operations are affected by numerous factors and uncertainties, some of which are beyond our control. The following is a description of some of the important risks and uncertainties that may cause our actual results of operations in future periods to differ materially from those expected or desired.
Business and Operating Risks
Data security breaches, failures, or other incidents could damage our reputation and business. Our business relies upon receiving, processing, storing, and transmitting sensitive information relating to our operations, employees, and customers. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats, or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition, and expose us to liability. We rely on third parties for various business purposes, and these third parties face similar security risks. A security failure by one of these third parties could expose our data or subject our information systems to interruption of operations and security vulnerabilities. Our services and infrastructure are increasingly reliant on the internet. Computer networks and the Internet are vulnerable to disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks, and other means, which are constantly evolving and at times difficult to detect. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other social engineering methods to disclose sensitive information in order to gain access to our data or that of our customers. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information or that employee corporate-owned computers are stolen, or customer data media is lost in shipment. An interception, misuse or mishandling of personal, confidential, or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action, and reputational harm, any of which could adversely affect our results of operations and financial condition.
We anticipate that attempts to attack our systems, services, and infrastructure, and those of our customers and vendors, may grow in frequency and sophistication. We cannot be certain that our security controls and infrastructure will be adequate to continue to protect our systems and data and our efforts may not be sufficient to combat all current and future technological risks and threats. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may render our security measures inadequate. Security risks may result in liability to our customers or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. The significant amount of capital and other resources we currently expend to protect against the threat of security breaches may prove insufficient to prevent a breach. We cannot ensure that any limitation-of-liability provisions in our customer and user agreements, contracts with third-party vendors, or other contracts are sufficient to protect us from liabilities or damages with respect to claims relating to a security breach or similar matters. The insurance coverage we maintain to address data security risks may be insufficient to cover all types of claims or losses that may arise, and there is no assurance that such insurance coverage will continue to be available to us on economically reasonable terms, or at all. In the event of a security breach, we may need to spend substantial additional capital and resources alleviating problems caused by such breach. Under state, federal, and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Addressing security problems may result in interruptions, delays, or cessation of service to users, any of which could harm our business.
Failure to maintain sufficient technological infrastructure or an operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny, and cause us to lose customers. Our products and services require substantial investments in technological infrastructure, and we have experienced significant growth in the number of users, transactions, and data that our technological infrastructure supports. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our customers’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in customer processing which could hurt our relationship with customers, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expense to relocate operations and repair or replace damaged equipment. Events that could cause operational failures include, but are not limited to, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, power losses, disruptions in telecommunications services, computer viruses or other malware, or other events. Our facilities are also subject to physical risks related to natural disasters or severe weather events, such as tornados, flooding, hurricanes, and heat waves. Climate change may increase the likelihood and severity of such events. Our back-up systems and procedures may prove insufficient or otherwise fail to prevent disruption, such as a prolonged interruption of our transaction processing services. If an interruption extends for more than several hours, we may experience data loss or a reduction in revenues by reason of such interruption. Any significant interruption of service could reduce revenue, have a negative impact on our reputation, result in damage claims, lead our present and potential customers to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs. Implementing modifications and upgrades to our technological infrastructure subject us to inherent costs and risks associated with changing systems, policies, procedures, and monitoring tools.
Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We direct the settlement of funds on behalf of financial institutions, other businesses, and consumers, and receive funds from clients, card issuers, payment networks, and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments, real-time payments through faster payment networks (such as Zelle, RTP, and FedNow), and check clearing that support consumers, financial institutions, and other businesses. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, we could suffer financial as well as reputational loss. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services that we cannot provide ourselves. If we are unable to obtain such services in the future or if the price of such services becomes unsustainable, our business, financial position, and results of operations could be materially and adversely affected. In addition, we may issue short-term credit to consumers, financial institutions, or other businesses as part of the funds settlement process. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third-party service providers we rely upon could lead to financial loss. We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part, or all of, certain services we deliver to customers. As we continue to move more computing, storage, and processing services out of our data centers and facilities and into third-party hosting environments, our reliance on these providers and their systems will increase. This reliance is further concentrated as we use certain third-party vendors to provide large portions of our hosting needs. While we have selected these third-party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to our customers. Such a failure could lead to damage claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us including, but not limited to, compliance with applicable laws and regulations, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, failures in internal controls, power losses, disruptions in telecommunications services, computer viruses or other malware, natural disasters or severe weather events, or other events. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, our customers could be negatively impacted, and it could have a material adverse effect on our business.
Competition may result in decreased demand or require price reductions or other concessions to customers, which could result in lower margins and reduce income. We vigorously compete with a variety of software vendors and service providers in all our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products, and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. New competitors regularly appear with new products, services, and technology for financial institutions. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or otherwise attract our customers or prevent us from capturing new customers, we may need to lower prices or offer other terms that negatively impact our results of operations in order to successfully compete.
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
If we fail to adapt our products and services to changes in technology and the markets we serve, we could lose existing customers and be unable to attract new business. The markets for our products and services are characterized by changing customer and regulatory requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services, and we may be required to develop or acquire new products and services. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services as planned, or if we fail to sell our new or enhanced products and services, we may incur unanticipated expenses or fail to achieve anticipated revenues, as well as lose prospective sales.

Software defects or problems with installations may harm our business and reputation and expose us to potential liability. Our software products are complex and may contain undetected defects, especially in connection with newly released products and software updates. Software defects may cause interruptions or delays to our services as we attempt to correct the problem. We may also experience difficulties in installing or integrating our products on systems used by our customers. Defects in our software, installation problems or delays, or other difficulties could result in negative publicity, loss of revenues, loss of competitive position, or claims against us by customers. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors or defects that could have a negative effect on our business and results of operations.
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
Compliance with new and existing privacy laws, regulations, and rules may adversely impact our expenses, development, and strategy. We are subject to complex laws, rules, and regulations related to data privacy and cybersecurity. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement, and litigation. The use, confidentiality, and security of private customer information is under increased scrutiny. Regulatory agencies, Congress, and state legislatures are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. The number of state privacy and cybersecurity laws and regulations has grown tremendously over the past several years, creating an increasingly complex patchwork of data privacy and security requirements. This includes industry-specific rules such as those enacted by the New York Department of Financial Services that require covered financial institutions to have a cybersecurity program along with other compliance requirements as well as comprehensive consumer data privacy rules such as the California Consumer Privacy Act, the Iowa Consumer Data Protection Act, and the Virginia Consumer Data Protection Act. Though several privacy concepts are common across the laws, each state requires compliance with standards and policies that are not cohesive with other laws and are often further amended by regulatory action. The unique data protection regulations issued by multiple agencies have created a fragmented series of requirements that makes it increasingly complex to comply with all the mandates in an efficient manner and may increase costs to deliver affected products and services as those requirements are established.
Failure to comply or readily address compliance and regulatory rule changes made by payment card networks could adversely affect our business. We are subject to card association and network compliance rules governing the payment networks we serve, including Visa, MasterCard, Zelle, FedNow, and The Clearing House’s RTP network, and all rules governing the Payment Card Data Security Standards. If we fail to comply with these rules and standards, we could be fined or our certifications could be suspended or terminated, which could limit our ability to service our customers and result in reductions in revenues and increased costs of operations. Changes made by the networks, even when complied with, may result in reduction in revenues and increased costs of operations.
Economic Conditions Risks
Natural disasters, public health crises, wars, acts of terrorism, other armed conflict, and workforce shortages could adversely affect our results of operations. The occurrence of, or threat of, natural disasters, widespread public health crises, political unrest, war, acts of terrorism, other armed conflicts involving the United States or foreign countries, or general workforce shortages can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation, and financial condition. The conditions caused by such events may affect the rate of spending by our customers and their ability to pay for our products and services, delay prospective customers’ purchasing decisions, interfere with our employees’ ability to support our business function, disrupt the ability of third-party providers we rely upon to deliver services, adversely impact our ability to provide on-site services or installations to our customers, or reduce the number of transactions we process, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our customers’ and vendors' operations, and our ability to provide products and services, including the impact of our employees working remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Our business may be adversely impacted by general U.S. and global market and economic conditions or specific conditions in the financial services industry. We derive most of our revenue from products and services we provide to the financial services industry. If the general economic environment worsens, including if inflation or interest rates continue to increase or remain at higher than recent historical levels, or if conditions or regulatory requirements within the financial services industry change, such as if financial institutions are required to increase reserve amounts or become subject to new regulatory assessments, customers may be less willing or able to pay the cost of our products and services, and we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could negatively impact consumer confidence and spending, resulting in reduced transaction volumes and our related revenues.
Consolidation and failures of financial institutions will continue to reduce the number of our customers and potential customers. Our primary market consists of approximately 4,660 commercial and savings banks and more than 4,850 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to mergers and acquisitions and financial failures and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential customers, which could negatively impact our results of operations.
Acquisition Risks
Our growth may be affected if we are unable to find or complete suitable acquisitions. We have augmented the growth of our business with a number of acquisitions and we plan to continue to acquire appropriate businesses, products, and services. This strategy depends on our ability to identify, negotiate, and finance suitable acquisitions. Merger and acquisition activity in our industry has affected the availability and pricing of such acquisitions. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.
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

Intellectual Property Risks
If others claim that we have infringed their intellectual property rights, we could be liable for significant damages or could be required to change our processes. We have agreed to indemnify many of our customers against claims that our products and services infringe on the proprietary rights of others. We also use certain open- source software in our products, which may subject us to suits by persons claiming ownership of what we believe to be open-source software. Infringement claims have been and will in the future be asserted with regard to our software solutions and services. Such claims, whether with or without merit, are time-consuming, may result in costly litigation and may not be resolved on terms favorable to us. If our defense of such claims is not successful, we could be forced to pay damages or could be subject to injunctions that would cause us to cease making or selling certain applications or force us to redesign applications.
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
General Risk Factors
A material weakness in our internal controls could have a material adverse effect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to mitigate risk of fraud. If material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
The loss of key employees and difficulties in hiring and retaining employees could adversely affect our business. We depend on the contributions and abilities of our senior management and other key employees. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key employees, we could suffer a loss of managerial experience, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. Further, we continue to face a competitive market for hiring and retaining skilled employees. Difficulties in hiring and retaining skilled employees may restrict our ability to adequately support our business needs and/or result in increased personnel costs. There is no assurance that we will be able to attract and retain the personnel necessary to maintain the Company’s strategic direction.
Unfavorable future tax law changes could adversely affect our tax expense. Our income tax positions result in a significant net deferred income tax liability on our consolidated balance sheet. Unfavorable future tax law changes, including increasing U.S. corporate tax rates, could increase this net liability and negatively impact our provision for income taxes and net income.
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets as of June 30, 2023. On an annual basis, and whenever circumstances require, we review our goodwill and intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of our goodwill or intangible assets could have a material negative effect on our operating results.
An increase in interest rates could increase our borrowing costs. Although our debt borrowing levels have historically been low, we may require additional or increased borrowings in the future under existing or new debt facilities to support operations, finance acquisitions, or fund stock repurchases. Our current credit facilities bear interest at variable rates. Increases in interest rates on variable-rate debt would increase our interest expense, which could negatively impact our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; Oklahoma City, Oklahoma; and Springfield, Missouri. Our owned facilities represent approximately 802,000 square feet of office space in six states. We have 21 leased office facilities in 17 states, which total approximately 477,000 square feet. All our owned and leased office facilities are for normal business purposes.
We own five aircraft. Many of our customers are located in communities that do not have an easily accessible commercial airline service. We primarily use our aircraft in connection with implementation, sales of systems and internal requirements for day-to-day operations. Transportation costs for implementation and other customer services are billed to our customers. We lease property, including real estate and related facilities, at the Monett, Missouri regional airport.

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
On August 15, 2023, there were approximately 311,805 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - April 30, 2023	—	$	—	3,796,265
May 1 - May 31, 2023	—	$	—	3,796,265
June 1 - June 30, 2023	—	$	—	3,796,265
Total	—	$	—	3,796,265
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021 were for 35.0 million shares, which includes an authorization on that date of an additional 5.0 million shares. Under these authorizations, the Company has repurchased and not re-issued 31,194,351 shares and has repurchased and re-issued 9,384 shares. The authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2023, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index and the Standard & Poor's Composite 1500 Software & Services ("S&P 1500 Software & Services") Index. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and the S&P 1500 Software & Services Index

$350
$300
$250
$200
$150
$100
$50
$0
6/18
6/19
6/20
6/21
6/22
6/23
JKHY
S&P 500
S&P 1500

The following information depicts a line graph with the following values:

	2018	2019	2020	2021	2022	2023
JKHY	100.00	103.86	144.24	129.62	144.28	135.69
S&P 500	100.00	110.42	118.70	167.13	149.39	178.66
S&P Composite 1500 Software & Services	100.00	120.01	153.51	204.88	171.21	222.19
This comparison assumes $100 was invested on June 30, 2018, and assumes reinvestments of dividends.
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

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2023 to fiscal 2022. Discussions of fiscal 2021 items and comparisons between fiscal 2021 and fiscal 2022 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,120 full-time and part-time employees nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions. Our solutions serve over 7,500 customers and consist of integrated data processing systems solutions to banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities. We provide compatible computer hardware for our on-premise installations and secure processing environments for our outsourced solutions in our private and public cloud. We perform data conversions, software implementations, initial and ongoing customer training, and ongoing customer support services.
We believe our primary competitive advantage is customer service. Our support infrastructure and strict standards provide service levels we believe to be the highest in the markets we serve and generate high levels of customer satisfaction and retention. We consistently measure customer satisfaction using a variety of surveys, such as an annual survey on the customer's anniversary date and randomly-generated surveys initiated each day by routine support requests. Dedicated surveys are also used to grade specific aspects of our customer experience, including product implementation, education, and consulting services.
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
RESULTS OF OPERATIONS
FISCAL 2023 COMPARED TO FISCAL 2022
On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC ("Payrailz"). Payrailz related revenue and operating expenses mentioned in the discussion below are for the 10 months from the date of acquisition through our fiscal year ended June 30, 2023.
In fiscal 2023, total revenue increased 7% or $134,818, compared to fiscal 2022. Reducing total revenue for deconversion fees of $31,775 in the current fiscal year and $53,279 in the prior fiscal year, and for Payrailz related revenue of $8,482 in the current fiscal year, results in an 8% increase, or $147,840. This increase was primarily driven by growth in data processing and hosting and card processing revenue, as new customers were added and volumes expanded, payment processing revenues, digital revenues (including Banno), as new customers were added and active users increased, and software usage and subscription fee revenues, as more customers chose time-based licenses rather than perpetual, compared to the prior fiscal year.
Operating expenses increased 9% in fiscal 2023 compared to fiscal 2022. Reducing total operating expenses for deconversion costs of $4,261 in the current fiscal year and $6,277 in the prior fiscal year, and for Payrailz related expenses of $22,467, and gain on assets, net, of $4,567 in the current fiscal year, results in an 8% increase, or $112,864. This increase was primarily due to higher personnel costs, including commissions and benefits expenses, increased direct costs consistent with increases in the related revenue, amortization of intangible assets, and internal licenses and fees.
We move into fiscal 2024 following strong performance in fiscal 2023. Significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and in these times, they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line and an unwavering commitment to superior customer service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2023	2022
Services and support	$1,214,701	$1,156,365	5%
Percentage of total revenue	58%	60%
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
In the fiscal year ended June 30, 2023, services and support revenue increased 5% compared to the prior fiscal year. Reducing total services and support revenue by deconversion fees for each year, which totaled $31,775 in fiscal 2023 and $53,279 in fiscal 2022, and for Payrailz related revenue of $46 from the current fiscal year, services and support revenue grew 7%. This increase was primarily driven by higher data processing and hosting fees within private and public cloud revenue resulting from new customers being added and volumes expanding. Growth in software usage and subscription fee revenues, as more customers chose time-based licenses rather than perpetual, and hardware revenue also contributed to the increase.

Processing Revenue	Year Ended June 30,		% Change
	2023	2022
Processing	$863,001	$786,519	10%
Percentage of total revenue	42%	40%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees.
Processing revenue increased 10% for the fiscal year ended June 30, 2023, compared to the fiscal year ended June 30, 2022. Reducing total processing revenue by Payrailz related revenue of $8,436 from the current fiscal year, processing revenue grew 9%. This increase was driven by growth in card processing, payment processing (including iPay), digital revenue (including Banno), and other processing fee revenues, as new customers were added, the active user base expanded, and transaction volumes increased.

OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2023	2022
Cost of revenue	$1,219,062	$1,128,614	8%
Percentage of total revenue	59%	58%
Cost of revenue for fiscal 2023 increased 8% compared to fiscal 2022. Reducing total cost of revenue for deconversion costs of $2,046 in the current fiscal year and $3,793 in the prior fiscal year, and for Payrailz related costs of $18,193 in the current fiscal year, results in a 7% increase. This increase was driven by higher direct costs consistent with increases in the related revenue, higher personnel costs, including benefits expenses, and increased amortization of intangible assets. Cost of revenue increased 1% as a percentage of total revenue for fiscal 2023 compared to fiscal 2022.

Research and Development	Year Ended June 30,		% Change
	2023	2022
Research and development	$142,678	$121,355	18%
Percentage of total revenue	7%	6%
We devote significant effort and expense to develop new software and service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly customer driven.
Research and development expenses for fiscal 2023 increased 18% compared to fiscal 2022. Reducing total research and development expenses for Payrailz related costs of $2,130 in the current fiscal year, results in a 16% increase. This increase is primarily due to higher personnel costs including benefits expenses, net of capitalization, due to a headcount increase of 9% in the trailing twelve months, and higher internal licenses and fees. Research and development expense increased 1% as a percentage of total revenue for fiscal 2023 compared to fiscal 2022. The increase in this expense category for the current fiscal year reflects our continuing commitment to the development of strategic products.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2023	2022
Selling, general, and administrative	$235,274	$218,296	8%
Percentage of total revenue	11%	11%
Selling, general, and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs.
Selling, general, and administrative expenses for fiscal 2023 increased 8% compared to fiscal 2022. Reducing total selling, general, and administrative expense for deconversion costs from each year, which totaled $2,216 in fiscal 2023 and $2,485 in fiscal 2022, and Payrailz related costs of $2,144, and the gain on assets, net, of $4,567 for the current fiscal year, results in a 9% increase. This increase was primarily due to higher personnel costs, including commissions and benefits expenses. Selling, general, and administrative expenses remained consistent as a percentage of total revenue for fiscal 2023 compared to fiscal 2022. This consistency reflects our continuing commitment to control costs.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2023	2022
Interest income	$8,959	$32	27,897%
Interest expense	$(15,073)	$(2,384)	532%
Interest income fluctuated due to changes in invested balances and yields on invested balances. Interest expense increased in fiscal 2023 mainly due to the timing and amounts of borrowed balances and increases in interest rates.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2023	2022
Provision for income taxes	$107,928	$109,351	(1)%
Effective rate	22.7%	23.2%
The decrease in the Company's effective tax rate in fiscal 2023 compared to fiscal 2022 was primarily the result of a decrease in the state tax rate applied to net deferred tax liabilities and an increase in rate benefit received from research and development credits.

NET INCOME	Year Ended June 30,		% Change
	2023	2022
Net income	$366,646	$362,916	1%
Diluted earnings per share	$5.02	$4.94	2%
Net income grew 1% to $366,646, or $5.02 per diluted share, in fiscal 2023 from $362,916, or $4.94 per diluted share, in fiscal 2022. The diluted earnings per share increase year over year was 2%. This increase was primarily due to growth in our lines of revenue in fiscal 2023 compared to fiscal 2022 and a reduction in the number of shares outstanding.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
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
During fiscal 2023, the Company transferred a product, Remit, from the Complementary segment to the Payments segment, due to better alignment with the Payments segment. As a result of this transfer, adjustments were made during fiscal 2023 to reclassify related revenue and cost of revenue for the fiscal year ended June 30, 2022, from the Complementary to the Payments segment. Revenue reclassed for the fiscal year ended June 30, 2022, was $12,049. Cost of revenue reclassed for the fiscal year ended June 30, 2022, was $2,059.
Immaterial adjustments were made in fiscal 2023 to reclassify revenue that was recognized in fiscal 2022 from the Complementary to the Corporate and Other segment. Immaterial adjustments were also made in fiscal 2023 to reclassify cost of revenue that was recognized in fiscal 2022 from the Complementary to the Payments and Corporate and Other segments. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal year ended June 30, 2022, from Complementary to Corporate and Other was $4,917. Cost of revenue reclassed for the fiscal year ended June 30, 2022, from Complementary to Payments was $3,396, and from Complementary to Corporate and Other was $403.

Core
	2023	% Change	2022
Revenue	$656,164	5%	$622,442
Cost of Revenue	$283,531	8%	$261,585
In fiscal 2023, revenue in the Core segment increased 5% compared to fiscal 2022. Reducing total Core revenue by deconversion fees from both fiscal years, which totaled $10,924 in fiscal 2023 and $23,048 in fiscal 2022, Core segment revenue increased 8%. This increase was primarily driven by organic increases in our private and public cloud revenue. Cost of revenue in the Core segment increased 8% for fiscal 2023 compared to fiscal 2022. Reducing total Core cost of revenue by deconversion costs from both fiscal years, which totaled $913 in fiscal 2023 and $1,719 in fiscal 2022, Core segment revenue increased 9% This increase was primarily due to increased direct costs associated with the organic growth in cloud revenue and personnel costs, including benefits expenses. Core segment cost of revenue increased 1% as a percentage of revenue for fiscal 2023 compared to fiscal 2022.

Payments
	2023	% Change	2022
Revenue	$767,339	7%	$719,068
Cost of Revenue	$423,474	10%	$386,409
In fiscal 2023, revenue in the Payments segment increased 7% compared to fiscal 2022. Reducing total Payments revenue by deconversion fees from both fiscal years, which totaled $7,924 in fiscal 2023 and $14,319 in fiscal 2022, and Payrailz related revenue from the current fiscal year of $8,482, Payments segment revenue also increased 7%. This increase was primarily driven by growth within card processing and payment processing revenues. Cost of revenue in the Payments segment increased 10% for fiscal 2023 compared to fiscal 2022. Reducing total Payments cost of revenue by deconversion costs from both fiscal years, which totaled $303 in fiscal 2023 and $439 in fiscal 2022 and Payrailz related costs from the current fiscal year of $18,104, Payments cost of revenue increased 5%. This increase was primarily due to increased direct costs related to the growth in card processing and payment processing, and increased personnel costs, including benefits expenses. Payments segment cost of revenue increased 2% as a percentage of revenue for fiscal 2023 compared to fiscal 2022.

Complementary
	2023	% Change	2022
Revenue	$583,893	7%	$544,244
Cost of Revenue	$239,044	6%	$226,229
Revenue in the Complementary segment increased 7% for fiscal 2023 compared to fiscal 2022. Reducing total Complementary revenue by deconversion fees from both fiscal years, which totaled $12,649 in fiscal 2023 and $15,589 in fiscal 2022, Complementary segment revenue increased 8%. This increase was primarily driven by organic increases in hosting fee and digital revenues (including Banno). Cost of revenue in the Complementary segment increased 6% for fiscal 2023 compared to fiscal 2022. Reducing total Complementary cost of revenue by deconversion costs from both fiscal years, which totaled $807 in fiscal 2023 and $1,309 in fiscal 2022, Complementary segment cost of revenue also increased 6%. This increase was primarily due to higher direct costs related to the organic growth in hosting fee and digital revenues (including Banno) and increased personnel costs, including benefits expenses. Complementary segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2023 compared to fiscal 2022.

Corporate and Other
	2023	% Change	2022
Revenue	$70,306	23%	$57,130
Cost of Revenue	$273,013	7%	$254,391
Revenue in the Corporate and Other segment increased 23% for fiscal 2023 compared to fiscal 2022. Reducing total Corporate and Other revenue by deconversion fees from both fiscal years, which totaled $278 in fiscal 2023 and $323 in fiscal 2022, Corporate and Other segment revenue also increased 23%. The increase was mainly due to increased hardware, user group, and processing fee revenues.
Cost of revenue for the Corporate and Other segment includes operating costs not directly attributable to any of the other three segments and increased 7% for fiscal 2023 compared to fiscal 2022. Reducing total Corporate and Other cost of revenue by deconversion fees from both fiscal years, which totaled $23 in fiscal 2023 and $325 in fiscal 2022, and Payrailz related costs of $90, Corporate and Other segment cost of revenue also increased 7%. This increase was primarily related to higher internal licenses and fees and personnel costs, including benefits expenses.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $12,243 at June 30, 2023 from $48,787 at June 30, 2022. The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2023	2022
Net income	$366,646	$362,916
Non-cash expenses	166,621	234,676
Change in receivables	(12,067)	(41,508)
Change in deferred revenue	(10,547)	6,572
Change in other assets and liabilities	(129,094)	(58,025)
Net cash provided by operating activities	$381,559	$504,631
Cash provided by operating activities for fiscal 2023 decreased 24% compared to fiscal 2022, primarily due to the change in current and deferred income taxes included within non-cash expenses above that were related to Internal Revenue Code (IRC) Section 174 tax law changes with respect to the treatment of research and development expenses, as indicated by the increase in cash taxes paid, fiscal year over fiscal year. The Company paid income taxes, net of refunds, of $145,862, $60,553, and $80,220 in fiscal 2023, 2022, and 2021, respectively. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2023 totaled $409,673 and included: $229,628 for the acquisition of Payrailz, $166,120 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $39,179, mainly for the purchase of computer equipment; $1,685 for the purchase and development of internal use software; and $1,000 for purchase of investments. These expenditures were partially offset by $27,939 of proceeds from asset sales.
Cash used in investing activities for fiscal 2022 totaled $196,344 and included: $148,239 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $34,659, mainly for the purchase of computer equipment; $5,000 for the purchase of investments; and $8,491 for the purchase and development of internal use software. These expenditures were partially offset by $45 of proceeds from the sale of assets.
Financing activities used cash of $8,430 for fiscal 2023 and included $147,237 for dividends paid to stockholders and $25,000 for the purchase of treasury shares. These expenditures were partially offset by borrowings and repayments on our credit facilities and financing leases which netted to borrowings of $159,940 at June 30, 2023, and $3,867 of net cash inflow related to stock-based compensation.
Financing activities used cash in fiscal 2022 of $310,492 and included $193,916 for the purchase of treasury shares and $139,070 for dividends paid to stockholders. These expenditures were partially offset by borrowings and repayments on our revolving credit facility and financing leases which netted to borrowings of $14,873 at June 30, 2022, and $7,621 of net cash inflow related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $39,179 and $34,659 for fiscal years ended June 30, 2023, and June 30, 2022, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2023, the Company had no significant outstanding purchase commitments related to property and equipment. We assessed our liquidity needs throughout fiscal 2023, and determined we had adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated funding needs. We will continue to monitor and assess these needs going forward.
At June 30, 2023, the Company had contractual obligations of $1,550,247, including operating lease obligations and $1,494,366 related to off-balance sheet contractual purchase obligations. Contractual obligations exclude $13,877 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023 was $1,832,118. During fiscal 2023, the Company repurchased 151 treasury shares for $25,000. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had authority to repurchase up to 3,948 additional shares.
Payrailz
On August 31, 2022, the Company acquired all of the equity interest in Payrailz. The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing adjustments, and $46,000 for indemnification matters under the merger agreement.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was originally funded by our revolving line of credit (Note 7) and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
Revolving credit facility
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit facility described below. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $95,000 outstanding under the amended and restated credit facility at June 30, 2023.
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
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of June 30, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at June 30, 2023.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line was renewed in May 2019 and modified in May 2023 to extend the expiration to April 30, 2025. There was no balance outstanding at June 30, 2023 or 2022.

RECENT ACCOUNTING PRONOUNCEMENTS
Not Adopted at Fiscal Year End
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the ASU on July 1, 2023, and will apply it prospectively to business combinations occurring after that date.

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
Significant Judgments Used in the Application of the Guidance
Identification of performance obligations
We enter into contracts with customers that may include multiple types of goods and services. At contract inception, we assess the solutions and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct — that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. Significant judgment is used in the identification and accounting for all performance obligations. We recognize revenue when or as we satisfy each performance obligation by transferring control of a solution or service to the customer.
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
We have $275,000 outstanding debt with variable interest rates as of June 30, 2023, and a 1% increase in our borrowing rate would increase our annual interest expense by $2.75 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - estimating variable consideration and identification of and accounting for performance obligations

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $2.078 billion for the year ended June 30, 2023. The Company enters into contracts with its customers, which frequently contain multiple performance obligations and variable contract consideration. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the customer. The Company’s contracts with its customers frequently contain some component of variable consideration. Management estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the customer. Significant judgment in revenue recognition for these customer contracts include, where relevant, (i) the estimation of variable consideration, principally, the varying volume of transactional activity over long-term contracts, and (ii) the identification of and accounting for all performance obligations.

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
August 24, 2023

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
As of June 30, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2023, was effective.
The Company’s internal control over financial reporting as of June 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2023	2022	2021

REVENUE	$2,077,702	$1,942,884	$1,758,225

EXPENSES
Cost of Revenue	1,219,062	1,128,614	1,063,399
Research and Development	142,678	121,355	109,047
Selling, General, and Administrative	235,274	218,296	187,060
Total Expenses	1,597,014	1,468,265	1,359,506

OPERATING INCOME	480,688	474,619	398,719

INTEREST INCOME (EXPENSE)
Interest Income	8,959	32	150
Interest Expense	(15,073)	(2,384)	(1,144)
Total Interest Income (Expense)	(6,114)	(2,352)	(994)

INCOME BEFORE INCOME TAXES	474,574	472,267	397,725

PROVISION FOR INCOME TAXES	107,928	109,351	86,256

NET INCOME	$366,646	$362,916	$311,469

Basic earnings per share	$5.03	$4.95	$4.12
Basic weighted average shares outstanding	72,918	73,324	75,546

Diluted earnings per share	$5.02	$4.94	$4.12
Diluted weighted average shares outstanding	73,096	73,486	75,658

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2023	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,243	$48,787
Receivables, net	361,252	348,072
Income tax receivable	7,523	13,822
Prepaid expenses and other	169,178	125,537
Deferred costs	77,766	57,105
Assets held for sale	—	20,201
Total current assets	627,962	613,524
PROPERTY AND EQUIPMENT, net	205,664	211,709
OTHER ASSETS:
Non-current deferred costs	161,465	143,750
Computer software, net of amortization	565,714	410,957
Other non-current assets	322,698	293,526
Customer relationships, net of amortization	65,528	69,503
Other intangible assets, net of amortization	19,998	25,137
Goodwill	804,797	687,458
Total other assets	1,940,200	1,630,331
Total assets	$2,773,826	$2,455,564
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,156	$21,034
Accrued expenses	172,629	192,042
Notes payable and current maturities of long-term debt	—	67
Deferred revenues	331,974	330,687
Total current liabilities	523,759	543,830
LONG-TERM LIABILITIES:
Non-current deferred revenues	67,755	71,485
Deferred income tax liability	244,431	292,630
Debt, net of current maturities	275,000	115,000
Other long-term liabilities	54,371	50,996
Total long-term liabilities	641,557	530,111
Total liabilities	1,165,316	1,073,941
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,088,784 shares issued at June 30, 2023; 103,921,724 shares issued at June 30, 2022	1,041	1,039
Additional paid-in capital	583,836	551,360
Retained earnings	2,855,751	2,636,342
Less treasury stock at cost 31,194,351 shares at June 30, 2023; 31,042,903 shares at June 30, 2022	(1,832,118)	(1,807,118)
Total stockholders' equity	1,608,510	1,381,623
Total liabilities and equity	$2,773,826	$2,455,564
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2023	2022	2021

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	103,921,724	103,795,169	103,622,563
Shares issued for equity-based payment arrangements	82,776	46,669	92,747
Shares issued for Employee Stock Purchase Plan	84,284	79,886	79,859
Shares, end of year	104,088,784	103,921,724	103,795,169

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,039	$1,038	$1,036
Shares issued for equity-based payment arrangements	1	—	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,041	$1,039	$1,038

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$551,360	$518,960	$495,005
Shares issued for equity-based payment arrangements	(1)	—	(1)
Tax withholding related to share based compensation	(8,505)	(4,152)	(7,720)
Shares issued for Employee Stock Purchase Plan	12,371	11,772	10,930
Stock-based compensation expense	28,611	24,780	20,746
Balance, end of year	$583,836	$551,360	$518,960

RETAINED EARNINGS:
Balance, beginning of year	$2,636,342	$2,412,496	$2,235,320
Cumulative effect of ASU 2016-13 adoption	—	—	(493)
Net income	366,646	362,916	311,469
Dividends	(147,237)	(139,070)	(133,800)
Balance, end of year	$2,855,751	$2,636,342	$2,412,496

TREASURY STOCK:
Balance, beginning of year	$(1,807,118)	$(1,613,202)	$(1,181,673)
Purchase of treasury shares	(25,000)	(193,916)	(431,529)
Balance, end of year	$(1,832,118)	$(1,807,118)	$(1,613,202)

TOTAL STOCKHOLDERS' EQUITY	$1,608,510	$1,381,623	$1,319,292

Dividends declared per share	$2.02	$1.90	$1.78

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$366,646	$362,916	$311,469
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	48,720	50,789	52,515
Amortization	142,006	126,835	123,233
Change in deferred income taxes	(48,199)	31,872	16,760
Expense for stock-based compensation	28,611	24,780	20,746
(Gain)/loss on disposal of assets and businesses	(4,517)	400	(1,988)
Changes in operating assets and liabilities:
Change in receivables	(12,067)	(41,508)	(6,112)
Change in prepaid expenses, deferred costs and other	(112,316)	(82,565)	(57,059)
Change in accounts payable	(6,277)	6,646	(94)
Change in accrued expenses	(20,453)	1,190	7,045
Change in income taxes	9,952	16,704	(10,927)
Change in deferred revenues	(10,547)	6,572	6,541
Net cash from operating activities	381,559	504,631	462,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	(229,628)	—	(2,300)
Capital expenditures	(39,179)	(34,659)	(22,988)
Proceeds from the sale of assets	27,939	45	6,187
Purchased software	(1,685)	(8,491)	(6,506)
Computer software developed	(166,120)	(148,239)	(128,343)
Proceeds from investments	—	—	5,000
Purchase of investments	(1,000)	(5,000)	(13,300)
Net cash from investing activities	(409,673)	(196,344)	(162,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	810,000	332,000	200,000
Repayments on credit facilities and financing leases	(650,060)	(317,127)	(100,114)
Purchase of treasury stock	(25,000)	(193,916)	(431,529)
Dividends paid	(147,237)	(139,070)	(133,800)
Proceeds from issuance of common stock upon exercise of stock options	1	—	1
Tax withholding payments related to share based compensation	(8,505)	(4,152)	(7,721)
Proceeds from sale of common stock	12,371	11,773	10,931
Net cash from financing activities	(8,430)	(310,492)	(462,232)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(36,544)	$(2,205)	$(162,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$48,787	$50,992	$213,345
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,243	$48,787	$50,992

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry" or the "Company") is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for over 7,500 financial institutions and diverse corporate entities.
CONSOLIDATION
The consolidated financial statements include the accounts of Jack Henry and all its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
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
Significant Judgments Used in the Application of the Guidance
Identification of performance obligations
The Company enters into contracts with customers that may include multiple types of goods and services. At contract inception, the Company assesses the solutions and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the customer can benefit from the solution or service on its own or together with other resources that are readily available. Significant judgment is used in the identification and accounting for all performance obligations.
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
The following table summarizes allowance for credit losses activity for the years ended June 30, 2023, and 2022:

	Year Ended June 30,
	2023	2022
Allowance for credit losses - beginning balance	$7,616	$7,266
Current provision for expected credit losses	1,800	1,740
Write-offs charged against allowance	(1,458)	(1,389)
Recoveries of amounts previously written off	(1)	(1)
Other	(2)	—
Allowance for credit losses - ending balance	$7,955	$7,616
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
PURCHASE OF INVESTMENT
At June 30, 2023, and 2022, the Company had $18,250 invested in the preferred stock of Automated Bookkeeping, Inc. ("Autobooks"), which represents a non-controlling share of the voting equity of Autobooks. This investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. The fair value of this investment has not been estimated, as estimation is not practicable due to limited investors which reduces available comparative information. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Equity transactions are monitored quarterly to assess whether there are indicators that fair value may be below carrying value.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2023, 2022, and 2021, equals the Company’s net income.
REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares of its common stock. The total cost of treasury shares at June 30, 2023, was $1,832,118. During fiscal 2023, the Company repurchased 151 shares of its common stock for $25,000 to be held in treasury. At June 30, 2022, there were 31,043 shares in treasury stock and the Company had authority to repurchase up to 3,948 additional shares of its common stock.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Not Adopted at Fiscal Year End
In October of 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the ASU on July 1, 2023, and will apply it prospectively to business combinations occurring after that date.

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

Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 14 – Reportable Segment Information for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Year Ended June 30,
	2023	2022	2021
Private and Public Cloud	$618,850	$561,500	$504,548
Product Delivery and Services	245,687	250,843	208,856
On-Premise Support	350,164	344,022	334,802
Services and Support	1,214,701	1,156,365	1,048,206

Processing	863,001	786,519	710,019

Total Revenue	$2,077,702	$1,942,884	$1,758,225
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2023	June 30, 2022
Receivables, net	$361,252	$348,072
Contract Assets- Current	26,711	24,447
Contract Assets- Non-current	81,561	68,261
Contract Liabilities (Deferred Revenue)- Current	331,974	330,687
Contract Liabilities (Deferred Revenue)- Non-current	67,755	71,485
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
For the fiscal years ended June 30, 2023, 2022, and 2021, the Company recognized revenue of $267,978, $270,972, and $256,952, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2023, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $5,897,338. The Company expects to recognize approximately 25% over the next 12 months, 19% in 13 - 24 months, and the balance thereafter.

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
Capitalized costs totaled $442,012 and $380,095, at June 30, 2023, and 2022, respectively.
During the fiscal years ended June 30, 2023, 2022, and 2021, amortization of deferred contract costs totaled $154,008, $133,174, and $122,143, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Fair value of financial assets included in current assets is as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2023
Financial Assets:
Certificates of Deposit	$—	$2,234	$—	$2,234
Financial Liabilities:
Credit facilities	$—	$275,000	$—	$275,000
June 30, 2022
Financial Assets:
Certificates of Deposit	$—	$1,212	$—	$1,212
Financial Liabilities:
Revolving credit facility	$—	$115,000	$—	$115,000

NOTE 4.    LEASES
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
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 1 to 10 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At June 30, 2023, and 2022, the Company had operating lease assets of $43,662 and $46,869, respectively. At June 30, 2023, total operating lease liabilities of $50,269 were comprised of current operating lease liabilities of $9,776 and noncurrent operating lease liabilities of $40,493. At June 30, 2022, total operating lease liabilities of $51,452 were comprised of current operating lease liabilities of $10,681 and noncurrent operating lease liabilities of $40,771.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $34,973 and $31,006 as of June 30, 2023, and 2022, respectively.
Operating lease costs for the fiscal years ended June 30, 2023, 2022, and 2021, were $11,870, $13,058, and $14,676, respectively. Total operating lease costs for the fiscal years ended June 30, 2023, 2022, and 2021, included variable lease costs of approximately $3,608, $2,325, and $3,622, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of income.
For the fiscal years ended June 30, 2023, 2022, and 2021, operating cash flows for payments on operating leases were $12,127, $13,082, and $13,672, respectively, and ROU assets obtained in exchange for operating lease liabilities were $2,368, $2,407, and $4,691, respectively.
As of June 30, 2023, 2022, and 2021, the weighted-average remaining lease terms for the Company's operating leases were 78 months, 76 months, and 81 months, respectively, and the weighted-average discount rates were 2.14%, 2.58%, and 2.67%, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2023:

Due dates	Future Minimum Rental Payments

2024	$11,424
2025	8,769
2026	7,888
2027	7,157
2028	6,771
Thereafter	13,872
Total lease payments	$55,881
Less: interest	(5,612)
Present value of lease liabilities	$50,269
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2023, there were $22,674 in legally binding lease payments for a lease signed but not yet commenced. The commencement date of the lease is October 1, 2023 and has a term of 96 months.

NOTE 5.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2023	2022	Estimated Useful Life
Land	$16,581	$16,781
Land improvements	24,251	23,571	5 - 20 years
Buildings	129,991	129,313	20 - 30 years
Leasehold improvements	51,125	51,708	5 - 30 years	(1)
Equipment and furniture	394,507	400,856	3 - 10 years
Aircraft and equipment	41,400	41,492	4 - 10 years
Construction in progress	14,208	2,547
Finance lease right of use asset (2)	312	320
	672,375	666,588
Less accumulated depreciation	466,711	454,879
Property and equipment, net	$205,664	$211,709
(1) Lesser of lease term or estimated useful life
(2) Fully depreciated at June 30, 2023.
The change in property and equipment in accrued liabilities was an increase of $3,969 and a decrease of $4,097 for the fiscal years ended June 30, 2023, and 2022, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
No material impairments of property and equipment were recorded in the fiscal years ended June 30, 2023, 2022, or 2021.
During fiscal 2022, the Company received an offer to purchase one of its facilities and management committed to sell the facility. At June 30, 2022, this facility's assets were classified as assets held for sale by the Company in the amount of $20,201, and were not included in property and equipment, net. The sale of this facility was completed during fiscal 2023. Total assets held for sale by the Company at June 30, 2023, were $0.

NOTE 6.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2023, and 2022, by reportable segments, is as follows:

	June 30,
Core	2023	2022
Beginning balance	$195,578	$195,578
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$195,578	$195,578

Payments
Beginning balance	$325,326	$325,326
Goodwill, acquired during the year	117,339	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$442,665	$325,326

Complementary
Beginning balance	$166,554	$166,554
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$166,554	$166,554
Goodwill acquired during fiscal 2023 and 2022 was $117,339 and $0, respectively. Goodwill consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of the entities or assets acquired, together with their assembled workforces. No goodwill has been assigned to the Company's Corporate and Other reportable segment.
Other intangible assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$306,036	$(240,508)	$65,528
Computer software	$1,386,291	$(820,577)	$565,714
Other intangible assets:	$108,826	$(88,828)	$19,998

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$316,401	$(246,898)	$69,503
Computer software	$1,111,308	$(700,351)	$410,957
Other intangible assets:	$108,688	$(83,551)	$25,137
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed of $171,310 and costs of internal-use software of $394,404 at June 30, 2023. At June 30, 2022, costs of software to be sold, leased, or marketed totaled $173,402, and costs of internal-use software totaled $237,555.
Computer software includes the unamortized cost of commercial software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $123,210, $105,036, and $99,305 for the fiscal years ended June 30, 2023,

2022, and 2021, respectively. There were no material impairments in fiscal years ended June 30, 2023, 2022, and 2021.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $142,006, $126,835, and $123,233 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2023, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2024	$120,305	$8,771	$5,752	$134,828
2025	101,776	8,317	3,454	113,547
2026	80,122	7,952	2,589	90,663
2027	56,718	7,858	2,227	66,803
2028	31,200	7,821	1,157	40,178

NOTE 7.    DEBT
The Company had no outstanding short-term debt and $275,000 outstanding long-term debt at June 30, 2023, related to credit facilities. The Company had $67 outstanding short-term debt and $115,000 outstanding long-term debt at June 30, 2022.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced the prior credit facility described below. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $95,000 outstanding under the amended and restated credit facility at June 30, 2023.
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
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of June 30, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at June 30, 2023.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line was renewed in May 2019 and modified in May 2023 to extend the expiration to April 30, 2025. There was no balance outstanding at June 30, 2023, or 2022.
Interest
The Company paid interest of $14,776, $1,788, and $852 during the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

NOTE 8.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2023	2022	2021
Current:
Federal	$125,622	$59,390	$55,598
State	30,505	18,089	13,897
Deferred:
Federal	(40,218)	24,391	14,401
State	(7,981)	7,481	2,360
	$107,928	$109,351	$86,256

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	June 30,
	2023	2022
Deferred tax assets:
Contract and service revenues	$18,186	$15,340
Expense reserves and accruals (bad debts, compensation, and payroll tax)	14,023	15,382
Leasing liabilities	12,462	12,868
Net operating loss and tax credit carryforwards	1,965	2,107
Other, net	2,916	3,311
Total gross deferred tax assets	49,552	49,008
Valuation allowance	(125)	(200)
Net deferred tax assets	49,427	48,808

Deferred tax liabilities:
Property and equipment depreciation	(27,788)	(33,390)
Intangibles, software development, and research and development tax amortization	(136,045)	(192,187)
Contract and service costs	(119,201)	(104,139)
Leasing right-of-use assets	(10,824)	(11,722)
Total gross deferred liabilities	(293,858)	(341,438)

Net deferred tax liability	$(244,431)	$(292,630)

The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2023	2022	2021
Computed "expected" tax expense	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.7%	4.3%	3.2%
Research and development credit	(2.3)%	(2.0)%	(2.4)%
Other (net)	0.3%	(0.1)%	(0.1)%
	22.7%	23.2%	21.7%
As of June 30, 2023, the Company has $63 of gross federal net operating loss (“NOL”) pertaining to the acquisition of Goldleaf Financial Solutions, Inc. which is expected to be utilized after the application of IRC Section 382. Separately, as of June 30, 2023, the Company has state NOL and tax credit carryforwards with a tax-effected value of $128 and $1,824, respectively. The federal and state loss and credit carryover have varying expiration dates, ranging from fiscal 2024 to 2043. Based on state tax rules which restrict utilization of these losses and tax credits, the Company believes it is more likely than not that $125 of these losses and tax credits will expire unutilized. Accordingly, valuation allowances of $125 and $200 have been recorded against the state net operating losses and tax credit carryforwards as of June 30, 2023, and 2022, respectively.
The Company paid income taxes, net of refunds, of $145,862, $60,553, and $80,220 in fiscal 2023, 2022, and 2021, respectively. The increase in cash taxes paid in the current fiscal year is the result of law changes that were included in the Tax Cuts and Jobs Act of 2017 that are effective in the current fiscal year. The law changes require the capitalization of software development and research and development costs (IRC 174 costs) for tax purposes.
At June 30, 2023, the Company had $12,005 of gross unrecognized tax benefits, $10,453 of which, if recognized, would affect its effective tax rate. At June 30, 2022, the Company had $8,990 of unrecognized tax benefits, $8,066 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $1,872 and $1,234 related to uncertain tax positions at June 30, 2023, and 2022, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $529, $73, and $(310) in the fiscal years ended June 30, 2023, 2022, and 2021, respectively.
A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2023, 2022, and 2021, follows:

Unrecognized Tax Benefits
Balance at July 1, 2020	$10,112
Additions for current year tax positions	1,598
Additions for prior year tax positions	490
Reductions for prior year tax positions	(30)
Reductions related to expirations of statute of limitations	(3,408)
Balance at June 30, 2021	8,762
Additions for current year tax positions	1,863
Additions for prior year tax positions	1,642
Reductions for prior year tax positions	(36)
Reductions related to expirations of statute of limitations	(3,241)
Balance at June 30, 2022	8,990
Additions for current year tax positions	2,570
Additions for prior year tax positions	2,433
Reductions for prior year tax positions	(350)
Reductions related to expirations of statute of limitations	(1,638)
Balance at June 30, 2023	$12,005

The U.S. federal income tax returns for fiscal 2020 and all subsequent years remain subject to examination as of June 30, 2023, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of June 30, 2023, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $1,500 — $4,500 within twelve months of June 30, 2023.

NOTE 9.    INDUSTRY AND SUPPLIER CONCENTRATION
The Company sells its products to banks, credit unions, and financial institutions throughout the United States and generally does not require collateral. Billings to customers are typically due 30 days from date of billing. Reserves are maintained for potential credit losses. Customer-related risks are moderated through the inclusion of credit mitigation clauses in the Company's contracts and through the monitoring of timely payments.
In addition, some of the Company’s key solutions are dependent on technology manufactured by third parties. Termination of the Company’s relationship with one or more of these third parties could have a negative impact on the operations of the Company.

NOTE 10.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2023, 2022, and 2021, includes $28,611, $24,780, and $20,746, respectively, of equity-based compensation costs, of which $26,427, $22,703, and $18,817, respectively, relates to the restricted stock plans. Costs are recorded net of estimated forfeitures. The total income tax benefits from equity-based compensation for the fiscal years ended June 30, 2023, 2022, and 2021, were $5,115, $4,252, and $3,258, respectively. These income tax benefits included income tax net excess benefits from stock option exercises and restricted stock vestings of $1,109, $652, and $719 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000.
Stock option awards
Under the 2015 EIP, terms and vesting periods of the stock options are determined by the Compensation Committee of the Board of Directors when granted. The options granted under this plan are exercisable beginning three years after grant at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, ninety days after termination of employment, upon the expiration of one year following notification of a deceased optionee, or 10 years after grant.
During fiscal 2023, there were no options granted, forfeited, or exercised, and at June 30, 2023, 12 options were outstanding at a weighted average exercise price of $87.27 with an aggregate intrinsic value of $936. During fiscal 2022, there were no options granted or forfeited, and 10 options were exercised at a weighted average exercise price of $87.27 with a total intrinsic value of $1,005. At June 30, 2022, 12 options were outstanding at a weighted average exercise price of $87.27. During fiscal 2021, there were no options granted, forfeited, or exercised, and at June 30, 2021, 22 options were outstanding at a weighted average exercise price of $87.27. All remaining options were granted on July 1, 2016. At June 30, 2023, there was no compensation cost yet to be recognized related to outstanding options.
Restricted stock unit and performance unit awards
With respect to awards of restricted stock units and performance units, it is the intention of the Company to settle the unit awards in shares of the Company’s stock. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of June 30, 2023, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2020	307	$136.41
Granted[1]	113	170.69
Vested	(124)	111.08
Forfeited[2]	(2)	140.46
Outstanding July 1, 2021	294	160.22
Granted[1]	135	178.60
Vested	(71)	145.50
Forfeited[2]	(55)	189.33
Outstanding July 1, 2022	303	166.50
Granted[1]	136	214.78
Vested	(120)	159.10
Forfeited[2]	(16)	186.35
Outstanding June 30, 2023	303	$190.08	$50,765
1Granted includes restricted stock unit awards and performance unit awards at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 136 unit awards granted in fiscal 2023, 90 were restricted stock unit awards and 46 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
Of the remaining performance unit awards granted in fiscal 2023, 17 of these performance unit awards were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate ("CAGR") for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 25 of the performance unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. The remaining 4 performance unit awards had other performance targets. Per the Company's award vesting and settlement provisions, the performance unit awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the custom peer group ("Compensation Peer Group") comprised of the Standard & Poor's 1500 Software & Services Index ("S&P 1500 S&S Index") participant companies and other participants approved by the Compensation Committee of the Company's Board of Directors for fiscal years 2023 and 2022. For fiscal year 2021, TSR was in comparison to two separate groups—a custom peer group approved by the Human Capital and Compensation Committee and the Standard & Poor's 1500 Information Technology Index ("S&P 1500 IT Index") participants. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period.
The weighted average assumptions used in the Monte Carlo pricing model to estimate fair value at the grant dates for performance unit awards are as follows:

	Year Ended June 30,
Monte Carlo award inputs:	2023	2022	2021
Compensation Peer Group:[1]
Volatility	29.4%	28.6%	25.2%
Risk free interest rate	2.96%	0.32%	0.11%
Annual dividend based on most recent quarterly dividend	$1.96	$1.84	$1.72
Dividend yield	0.9%	1.1%	1.0%
Beginning average percentile rank for TSR	71%	65%	37%

S&P 1500 IT Index:
Volatility			25.2%
Risk free interest rate			0.11%
Annual dividend based on most recent quarterly dividend			$1.72
Dividend yield			1.0%
Beginning average percentile rank for TSR			30%
1For fiscal 2023 and 2022, S&P 1500 S&S Index participants were included in the Compensation Peer Group.

At June 30, 2023, there was $21,661 of compensation expense, excluding forfeitures, that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted-average remaining contractual term of 1.01 years.
The fair values of restricted stock units and performance units at release totaled $24,931, $12,139, and $21,652 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

NOTE 11.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2023	2022	2021
Net Income	$366,646	$362,916	$311,469
Common share information:
Weighted average shares outstanding for basic earnings per share	72,918	73,324	75,546
Dilutive effect of stock options, restricted stock units, and performance units	178	162	112
Weighted average shares outstanding for diluted earnings per share	73,096	73,486	75,658
Basic earnings per share	$5.03	$4.95	$4.12
Diluted earnings per share	$5.02	$4.94	$4.12
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and performance units have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 10 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2023, 7 shares were excluded for fiscal 2022, and 11 shares were excluded for fiscal 2021.

NOTE 12.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan in 2006. The plan allows the majority of employees the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2023, 2022, and 2021, employees purchased 84, 80, and 80 shares under this plan at average prices of $146.79, $147.36, and $136.87, respectively. As of June 30, 2023, approximately 986 shares remained available for future issuance under the plan. The plan does not meet the criteria as a non-compensatory plan. As a result, the Company records the total dollar value of the stock discount given to employees under the plan as expense.
The Company has a defined contribution plan for its employees: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time employee contributions up to 5% of eligible compensation. In order to receive matching contributions, employees must be 18 years of age and be employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $29,308, $28,259, and $26,783 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

NOTE 13.    BUSINESS ACQUISITION
Payrailz
On August 31, 2022, the Company acquired all of the equity interest in Payrailz. The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing adjustments, and $46,000 for indemnification matters under the merger agreement.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was originally funded by our revolving line of credit (Note 7) and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
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
Costs incurred related to the acquisition of Payrailz during the fiscal year ended June 30, 2023, totaled $706 for administrative and professional services, travel, and other fees, and were expensed as incurred and reported within cost of revenue and selling, general, and administrative expense.
The Company's condensed consolidated statements of income for the fiscal year ended June 30, 2023, included revenue of $8,482, and after-tax net loss of $18,672, resulting from Payrailz's operations.

The accompanying consolidated statements of income for the fiscal year ended June 30, 2023, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the fiscal years ended June 30, 2023, and 2022, is presented as if this acquisition had occurred at the beginning of the prior period presented. The pro forma net income includes estimated incremental amortization expense of $1,957 and $10,417 for the fiscal years ended June 30, 2023, and 2022, respectively. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Year Ended June 30,
	2023	2022
	Pro forma	Pro forma
Revenue	$2,079,329	$1,950,460
Net Income	364,066	343,626

NOTE 14.    REPORTABLE SEGMENT INFORMATION
The Company is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
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
During fiscal 2023, the Company transferred a product, Remit, from the Complementary segment to the Payments segment, due to better alignment with the Payments segment. As a result of this transfer, adjustments were made during fiscal 2023 to reclassify related revenue and cost of revenue for the fiscal years ended June 30, 2022, and 2021, from the Complementary to the Payments segment. Revenue reclassed for the fiscal years ended June 30, 2022, and 2021, were $12,049 and $11,007, respectively. Cost of revenue reclassed for the fiscal years ended June 30, 2022, and 2021, were $2,059 and $1,982, respectively.
Immaterial adjustments were made in fiscal 2023 to reclassify revenue that was recognized in fiscal 2022 from the Complementary to the Corporate and Other segment. Immaterial adjustments were also made in fiscal 2023 to reclassify cost of revenue that was recognized in fiscal 2022 from the Complementary to the Payments and Corporate and Other segments. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal year ended June 30, 2022, from Complementary to Corporate and Other was $4,917. Cost of revenue reclassed for the fiscal year ended June 30, 2022, from Complementary to Payments was $3,396, and from Complementary to Corporate and Other was $403.
Immaterial adjustments were made in fiscal 2023 to reclassify revenue that was recognized in fiscal 2021 from the Complementary to the Corporate and Other segment. Immaterial adjustments were also made in fiscal 2023 to reclassify cost of revenue that was recognized in fiscal 2021 from the Complementary and Corporate and Other segments to the Payments segment. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal year ended June 30, 2021, from Complementary to Corporate and Other was $3,462. Cost of revenue reclassed for the fiscal year ended June 30, 2021, from Complementary to Payments was $2,523, and from Corporate and Other to Payments was $789.

	Year Ended
	June 30, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$615,636	$79,818	$453,848	$65,399	$1,214,701
Processing	40,528	687,521	130,045	4,907	863,001
Total Revenue	656,164	767,339	583,893	70,306	2,077,702

Cost of Revenue	283,531	423,474	239,044	273,013	1,219,062
Research and Development					142,678
Selling, General, and Administrative					235,274
Total Expenses					1,597,014

SEGMENT INCOME	$372,633	$343,865	$344,849	$(202,707)

OPERATING INCOME					480,688

INTEREST INCOME (EXPENSE)					(6,114)

INCOME BEFORE INCOME TAXES					$474,574

	Year Ended
	June 30, 2022
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$583,752	$83,810	$434,159	$54,644	$1,156,365
Processing	38,690	635,258	110,085	2,486	786,519
Total Revenue	622,442	719,068	544,244	57,130	1,942,884

Cost of Revenue	261,585	386,409	226,229	254,391	1,128,614
Research and Development					121,355
Selling, General, and Administrative					218,296
Total Expenses					1,468,265

SEGMENT INCOME	$360,857	$332,659	$318,015	$(197,261)

OPERATING INCOME					474,619

INTEREST INCOME (EXPENSE)					(2,352)

INCOME BEFORE INCOME TAXES					$472,267

	Year Ended
	June 30, 2021
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$529,193	$68,800	$402,112	$48,101	$1,048,206
Processing	34,903	584,514	89,347	1,255	710,019
Total Revenue	564,096	653,314	491,459	49,356	1,758,225

Cost of Revenue	247,150	358,874	208,123	249,252	1,063,399
Research and Development					109,047
Selling, General, and Administrative					187,060
Total Expenses					1,359,506

SEGMENT INCOME	$316,946	$294,440	$283,336	$(199,896)

OPERATING INCOME					398,719

INTEREST INCOME (EXPENSE)					(994)

INCOME BEFORE INCOME TAXES					$397,725

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 15. SUBSEQUENT EVENTS
Dividend
On August 18, 2023, the Company's Board of Directors declared a cash dividend of $0.52 per share on its common stock, payable on September 28, 2023, to stockholders of record on September 8, 2023.
Voluntary departure incentive plan
In July 2023, the Company conducted a voluntary separation program for certain eligible employees. The Company is expected to incur $17,000 to $18,000 in the fiscal 2024 quarter ending September 30, 2023, associated with this program.

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
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2023; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Rule 10b-5(1) Trading Plans
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2023, fiscal year end in the definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors”, “Corporate Governance," “Delinquent Section 16(a) Reports" (if applicable), and “Executive Officers” in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance," “Human Capital & Compensation Committee Report," “Compensation Discussion and Analysis," "Compensation and Risk," and “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2023, 2022, and 2021
- Consolidated Balance Sheets as of June 30, 2023, and 2022
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2023, 2022, and 2021
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022, and 2021
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
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

10.73 Amended and Restated Credit Agreement, dated as of August 31, 2022, among Jack Henry & Associates, Inc., as Borrower, the lenders parties thereto, U.S. Bank National Association, as Administrative Agent, LC Issuer and Swing Line Lender, and certain other financial institutions as co-syndication agents and joint lead arrangers and joint book runners attached as Exhibit 10.73 to the Company’s Current Report on Form 8-K filed September 1, 2022.

10.74 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 16, 2023 among Jack Henry & Associates, Inc., as Borrower, the affiliates of Borrower party thereto as Guarantors, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent attached as Exhibit 10.74 to the Company’s Current Report on Form 8-K filed May 22, 2023.

10.75    Term Loan Agreement, dated as of May 16, 2023, among Jack Henry & Associates, Inc., as Borrower, the lenders parties thereto, Truist Bank, as Administrative Agent, and certain other financial institutions as joint lead arrangers and joint book runners attached as Exhibit 10.75 to the Company’s Current Report on Form 8-K filed May 22, 2023.

10.76* ** Form of Performance Shares Agreement.

10.77**    Form of Aircraft Time Sharing Agreement between the Company and each of Messrs. Foss, Adelson, Morgan, and Zengel and Mses. Carsley and Swearingen (supersedes Aircraft Time Sharing Agreement for Mr. Foss, originally filed as Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2021).

10.78* ** Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated on August 18, 2023, effective January 1, 2024.

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

101.CAL****    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****    XBRL Taxonomy Extension Label Linkbase Document

101.PRE****    XBRL Taxonomy Extension Presentation Linkbase Document

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit (101)), except registrant name, JACK HENRY & ASSOCIATES INC, tagged in non-printing section.

* Indicates management contract or compensatory plan or arrangement.

** Filed with this report on Form 10-K

*** Furnished with this report on Form 10-K.

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2023, and June 30, 2022, (ii) the Consolidated Statements of Income for the years ended June 30, 2023, 2022, and 2021, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2023, 2022, and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2023, 2022, and 2021, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of August, 2023.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ David B. Foss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ David B. Foss David B. Foss	Chief Executive Officer and Board Chair (Principal Executive Officer)	August 24, 2023

/s/ Mimi L. Carsley Mimi L. Carsley	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 24, 2023

/s/ Renee A. Swearingen Renee A. Swearingen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 24, 2023

/s/ Matthew C. Flanigan Matthew C. Flanigan	Vice Chair and Lead Director	August 24, 2023

/s/ Thomas H. Wilson, Jr Thomas H. Wilson, Jr	Director	August 24, 2023

/s/ Jacqueline R. Fiegel Jacqueline R. Fiegel	Director	August 24, 2023

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 24, 2023

/s/ Laura G. Kelly Laura G. Kelly	Director	August 24, 2023

/s/ Shruti S. Miyashiro Shruti S. Miyashiro	Director	August 24, 2023

/s/ Wesley A. Brown Wesley A. Brown	Director	August 24, 2023

/s/ Curtis A. Campbell Curtis A. Campbell	Director	August 24, 2023