Form 10-Q
period 2023-09-30
JACK HENRY & ASSOCIATES INC
filed 2023-11-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
As of October 27, 2023, the Registrant had 72,828,202 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to "Jack Henry," the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	September 30, 2023	June 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,467	$12,243
Receivables, net	288,733	361,252
Income tax receivable	—	7,523
Prepaid expenses and other	163,670	169,178
Deferred costs	79,626	77,766
Total current assets	563,496	627,962
PROPERTY AND EQUIPMENT, net	202,847	205,664
OTHER ASSETS:
Non-current deferred costs	170,342	161,465
Computer software, net of amortization	574,143	565,714
Other non-current assets	334,825	322,698
Customer relationships, net of amortization	63,335	65,528
Other intangible assets, net of amortization	20,438	19,998
Goodwill	804,797	804,797
Total other assets	1,967,880	1,940,200
Total assets	$2,734,223	$2,773,826
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,286	$19,156
Accrued expenses	157,945	172,629
Accrued income taxes	30,678	—
Deferred revenues	261,656	331,974
Total current liabilities	470,565	523,759
LONG-TERM LIABILITIES:
Non-current deferred revenues	71,751	67,755
Deferred income tax liability	234,254	244,431
Debt, net of current maturities	245,000	275,000
Other long-term liabilities	52,705	54,371
Total long-term liabilities	603,710	641,557
Total liabilities	1,074,275	1,165,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,144,549 shares issued at September 30, 2023; 104,088,784 shares issued at June 30, 2023	1,041	1,041
Additional paid-in capital	591,458	583,836
Retained earnings	2,919,567	2,855,751
Less treasury stock at cost 31,323,119 shares at September 30, 2023; 31,194,351 shares at June 30, 2023	(1,852,118)	(1,832,118)
Total stockholders' equity	1,659,948	1,608,510
Total liabilities and equity	$2,734,223	$2,773,826

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended
	September 30,
	2023	2022

REVENUE	$571,368	$529,202

EXPENSES
Cost of Revenue	323,002	298,261
Research and Development	36,892	32,993
Selling, General, and Administrative	78,774	57,225
Total Expenses	438,668	388,479

OPERATING INCOME	132,700	140,723

INTEREST INCOME (EXPENSE)
Interest Income	4,745	152
Interest Expense	(4,197)	(1,576)
Total Interest Income (Expense)	548	(1,424)

INCOME BEFORE INCOME TAXES	133,248	139,299

PROVISION FOR INCOME TAXES	31,569	32,750

NET INCOME	$101,679	$106,549

Basic earnings per share	$1.40	$1.46
Basic weighted average shares outstanding	72,869	72,896

Diluted earnings per share	$1.39	$1.46
Diluted weighted average shares outstanding	73,014	73,138

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended
	September 30,
	2023	2022
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	104,088,784	103,921,724
Shares issued for equity-based payment arrangements	31,057	12,141
Shares issued for Employee Stock Purchase Plan	24,708	19,263
Shares, end of period	104,144,549	103,953,128

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,041	$1,039
Shares issued for Employee Stock Purchase Plan	—	1
Balance, end of period	$1,041	$1,040

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$583,836	$551,360
Tax withholding related to share-based compensation	(2,944)	(1,556)
Shares issued for Employee Stock Purchase Plan	3,418	3,232
Stock-based compensation expense	7,148	6,998
Balance, end of period	$591,458	$560,034

RETAINED EARNINGS:
Balance, beginning of period	$2,855,751	$2,636,342
Net income	101,679	106,549
Dividends	(37,863)	(35,709)
Balance, end of period	$2,919,567	$2,707,182

TREASURY STOCK:
Balance, beginning of period	$(1,832,118)	$(1,807,118)
Purchase of treasury shares	(20,000)	—
Balance, end of period	$(1,852,118)	$(1,807,118)

TOTAL STOCKHOLDERS' EQUITY	$1,659,948	$1,461,138

Dividends declared per share	$0.52	$0.49

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$101,679	$106,549
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	12,052	12,416
Amortization	37,183	33,194
Change in deferred income taxes	(10,178)	(12,345)
Expense for stock-based compensation	7,148	6,998
(Gain)/loss on disposal of assets	(111)	(6,124)
Changes in operating assets and liabilities:
Change in receivables	72,519	101,509
Change in prepaid expenses, deferred costs and other	(17,356)	(34,740)
Change in accounts payable	(1,234)	(2,168)
Change in accrued expenses	(17,285)	(45,265)
Change in income taxes	39,044	41,937
Change in deferred revenues	(66,322)	(65,130)
Net cash from operating activities	157,139	136,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(228,986)
Capital expenditures	(7,612)	(7,737)
Proceeds from dispositions	852	26,252
Purchased software	(2,280)	(408)
Computer software developed	(41,486)	(38,715)
Net cash from investing activities	(50,526)	(249,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	135,000	280,000
Repayments on credit facilities and financing leases	(165,000)	(150,022)
Purchase of treasury stock	(20,000)	—
Dividends paid	(37,863)	(35,709)
Tax withholding payments related to share-based compensation	(2,944)	(1,556)
Proceeds from sale of common stock	3,418	3,233
Net cash from financing activities	(87,389)	95,946
NET CHANGE IN CASH AND CASH EQUIVALENTS	$19,224	$(16,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,243	$48,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,467	$31,970

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry," or the "Company") is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,500 financial institutions and diverse corporate entities.
Consolidation
The condensed consolidated financial statements include the accounts of Jack Henry and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three months ended September 30, 2023 and 2022, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal quarter ended September 30, 2023:

	Three Months Ended September 30,
	2023	2022
Allowance for credit losses - beginning balance	$7,955	$7,616
Current provision for expected credit losses	480	480
Write-offs charged against allowance	(231)	(65)
Recoveries of amounts previously written off	—	(1)
Allowance for credit losses - ending balance	$8,204	$8,030
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at September 30, 2023, totaled $476,923 and at June 30, 2023, totaled $466,711.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,187,086 and $1,149,913 at September 30, 2023, and June 30, 2023, respectively.
Purchase of Investments
At September 30, 2023, and June 30, 2023, the Company had an investment in the preferred stock of Autobooks, Inc. ("Autobooks") of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2023, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at September 30, 2023, was $1,852,118. During the first three months of fiscal 2024, the Company repurchased 129 shares. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased no shares during the first three months of fiscal 2023.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2023.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2023, the results of its operations for the three months ended September 30, 2023 and 2022, changes in stockholders' equity for the three months ended September 30, 2023 and 2022, and its cash flows for the three months ended September 30, 2023 and 2022. The condensed consolidated balance sheet at June 30, 2023, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2023. For the three months ended September 30, 2023, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, that are of significance, or potential significance, to the Company.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the ASU effective July 1, 2023, and will apply it prospectively to business combinations occurring after that date.
NOTE 3.    REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from data processing and hosting, transaction processing, software licensing and related services, professional services, and hardware sales.
Disaggregation of Revenue
The tables below present the Company's revenue disaggregated by type of revenue. Refer to Note 11, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from customers outside the United States comprising less than 1% of total revenue.

	Three Months Ended September 30,
	2023	2022
Private and Public Cloud	$163,489	$148,999
Product Delivery and Services	60,839	57,523
On-Premise Support	117,877	113,627
Services and Support	342,205	320,149

Processing	229,163	209,053

Total Revenue	$571,368	$529,202
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2023	June 30, 2023
Receivables, net	$288,733	$361,252
Contract Assets - Current	27,926	26,711
Contract Assets - Non-current	79,480	81,561
Contract Liabilities (Deferred Revenue) - Current	261,656	331,974
Contract Liabilities (Deferred Revenue) - Non-current	71,751	67,755
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

During the three months ended September 30, 2023, and 2022, the Company recognized revenue of $99,220 and $97,990, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2023, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $3,563,944. The Company expects to recognize approximately 25% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $450,294 and $442,012, at September 30, 2023, and June 30, 2023, respectively.
For the three months ended September 30, 2023, and 2022, amortization of deferred contract costs totaled $50,537 and $41,980, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2023
Financial Assets:
Certificates of Deposit	$—	$2,255	$—	$2,255
Financial Liabilities:
Credit facilities	$—	$245,000	$—	$245,000
June 30, 2023
Financial Assets:
Certificates of Deposit	$—	$2,234	$—	$2,234
Financial Liabilities:
Credit facilities	$—	$275,000	$—	$275,000

NOTE 5.    LEASES
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
The Company leases certain office space, data centers, and equipment with remaining terms of 3 months to 10 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2023, and June 30, 2023, the Company had operating lease assets of $41,564 and $43,662, respectively. At September 30, 2023, total operating lease liabilities of $47,555 were comprised of current operating lease liabilities of $9,571 and noncurrent operating lease liabilities of $37,984. At June 30, 2023, total operating lease liabilities of $50,269 were comprised of current operating lease liabilities of $9,776 and noncurrent operating lease liabilities of $40,493.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $28,077 and $34,973 as of September 30, 2023, and June 30, 2023, respectively.
Operating lease costs for the three months ended September 30, 2023, and 2022, were $2,468 and $3,059, respectively. Total operating lease costs for the respective quarters included variable lease costs of $544 and $923, respectively. Operating lease expense are included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the three months ended September 30, 2023, and 2022, the Company had operating cash flows for payments on operating leases of $2,171 and $3,110, and ROU assets obtained in exchange for operating lease liabilities of $0 and $2,296, respectively.
As of September 30, 2023, and June 30, 2023, the weighted-average remaining lease term for the Company's operating leases was 80 months and 78 months, and the weighted-average discount rate was 2.09% and 2.14%, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2023:

Due Dates (fiscal year)	Future Minimum Rental Payments

2024 (remaining period)	$6,705
2025	8,413
2026	7,888
2027	7,157
2028	6,771
Thereafter	13,872
Total lease payments	$50,806
Less: interest	(3,251)
Present value of lease liabilities	$47,555
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2023, there were no legally binding lease payments for leases signed but not yet commenced.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. At September 30, 2023, there were $3,852 of legally binding lease payments due from the third party for the lease signed but not yet commenced. The commencement date of the sublease is October 1, 2023, and has a term of 57 months.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $65,000 and $95,000 outstanding under the amended and restated credit facility at September 30, 2023 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of September 30, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at September 30, 2023 and June 30, 2023.

Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at September 30, 2023, or June 30, 2023.
Interest
The Company paid interest of $3,509 and $1,333 during the three months ended September 30, 2023, and 2022, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, with an effective tax rate of 23.7% of income before income taxes, compared to 23.5% in the prior fiscal year quarter.
The Company paid income taxes, net of refunds, of $2,569 and $2,828 in the three months ended September 30, 2023, and 2022, respectively.
At September 30, 2023, the Company had $12,676 of gross unrecognized tax benefits before interest and penalties, $11,051 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $2,046 and $1,360 related to uncertain tax positions at September 30, 2023, and 2022, respectively.
The U.S. federal income tax returns for fiscal 2020 and all subsequent years remain subject to examination as of September 30, 2023, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of September 30, 2023, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $4,500 within twelve months of September 30, 2023.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2023, and 2022, included $7,148 and $6,998 of stock-based compensation costs, respectively.
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan ("2015 EIP") for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000.
Stock option awards
Under the 2015 EIP, terms and vesting periods of the options are determined by the Compensation Committee of the Board of Directors when granted. The option period must expire not more than ten years from the option grant date. The options granted under this plan are exercisable beginning three years after the grant date at an exercise price equal to 100% of the fair market value of the stock at the grant date. The options terminate upon surrender of the option, ninety days after termination of employment, upon the expiration of one year following notification of a deceased optionee, or ten years after grant.
During the three months ended September 30, 2023, there were no options granted, forfeited, or exercised. At September 30, 2023, 12 options were outstanding at a weighted average exercise price of $87.27 with an aggregate intrinsic value of $746.
At September 30, 2023, there was no compensation cost yet to be recognized related to outstanding options. All of the options are currently exercisable, with a weighted average remaining contractual term (remaining period of exercisability) of 2.75 years as of September 30, 2023.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.

The following table summarizes non-vested restricted stock unit awards and performance awards as of September 30, 2023:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2023	303	$190.08
Granted[1]	142	180.61
Vested	(48)	190.80
Forfeited[2]	(28)	201.87
Outstanding September 30, 2023	369	$185.42	$55,724
1Granted includes restricted stock unit awards and performance unit awards at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 142 unit awards granted in fiscal 2024, 84 were restricted stock unit awards and 58 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
23 of the performance unit awards granted in fiscal 2024 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 35 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2024. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2024
Compensation Peer Group:
Volatility	25.6%
Risk free interest rate	4.48%
Annual dividend based on most recent quarterly dividend	$2.08
Dividend yield	1.23%
Beginning average percentile rank for TSR	74.0%
At September 30, 2023, there was $38,164 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.46 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2023	2022
Net Income	$101,679	$106,549
Common share information:
Weighted average shares outstanding for basic earnings per share	72,869	72,896
Dilutive effect of stock options, restricted stock units, and performance units	145	242
Weighted average shares outstanding for diluted earnings per share	73,014	73,138
Basic earnings per share	$1.40	$1.46
Diluted earnings per share	$1.39	$1.46
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2023, and 2022. Stock options, restricted stock units, and performance units have been included in the calculation of earnings per share to the extent they are dilutive. There were nominal and 11 anti-dilutive stock options, restricted stock units, or performance units excluded for the three months ended September 30, 2023 and 2022, respectively.
NOTE 10.    BUSINESS ACQUISITION
Payrailz
On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC ("Payrailz"). The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing adjustments, and $46,000 for indemnification matters under the merger agreement, which amount was released to the sellers during the three months ended September 30, 2023.
The primary reason for the acquisition was to expand the Company's digital financial management solutions and the purchase was funded by our revolving line of credit (Note 6) and cash generated from operations. Payrailz provides cloud-native, API-first, AI-enabled consumer and commercial digital payment solutions and experiences that enable money to be moved in the moment of need.
Management has completed a purchase price allocation and assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of August 31, 2022, and taking into account the post-closing purchase price adjustment described above, are set forth below:

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
The Company's condensed consolidated statements of income for the three months ended September 30, 2023 and 2022, included revenue of $2,896 and $738, respectively, and after-tax net loss of $5,059 and $1,870, respectively, resulting from Payrailz's operations.
The accompanying condensed consolidated statements of income for the three months ended September 30, 2023, and 2022, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The following unaudited pro forma consolidated financial information for the three months ended September 30, 2023 and 2022, is presented as if this acquisition had occurred at the beginning of the prior period presented. The pro forma net income includes estimated incremental amortization expense of $1,957 for the three months ended September 30, 2022. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during this period, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended September 30,
	2023	2022
	Actual	Pro forma
Revenue	$571,368	$530,829
Net Income	101,679	102,012
NOTE 11.    REPORTABLE SEGMENT INFORMATION

The Company is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, network security management, consulting, and monitoring that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three months ended September 30, 2022. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three months ended September 30, 2022, from Core to Complementary and Corporate and Other was $351 and $1,457, respectively, from Payments to Complementary and Corporate and Other was $6 and $1, respectively, from Complementary to Corporate and Other was $293, and from Corporate and Other to Complementary was $2. Cost of revenue reclassed for the three months ended September 30, 2022, from Core to Corporate and Other was $1,636, from Payments to Complementary and Corporate and Other was $91 and $511, respectively, and from Complementary to Corporate and Other was $423.

	Three Months Ended
	September 30, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$175,744	$19,903	$124,270	$22,288	$342,205
Processing	10,695	179,455	37,096	1,917	229,163
Total Revenue	186,439	199,358	161,366	24,205	571,368

Cost of Revenue	75,927	108,826	62,275	75,974	323,002
Research and Development					36,892
Selling, General, and Administrative					78,774
Total Expenses					438,668

SEGMENT INCOME	$110,512	$90,532	$99,091	$(51,769)

OPERATING INCOME					132,700

INTEREST INCOME (EXPENSE)					548

INCOME BEFORE INCOME TAXES					$133,248

	Three Months Ended
	September 30, 2022
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$163,216	$18,652	$118,214	$20,067	$320,149
Processing	10,100	167,881	30,203	869	209,053
Total Revenue	173,316	186,533	148,417	20,936	529,202

Cost of Revenue	70,604	100,553	58,105	68,999	298,261
Research and Development					32,993
Selling, General, and Administrative					57,225
Total Expenses					388,479

SEGMENT INCOME	$102,712	$85,980	$90,312	$(48,063)

OPERATING INCOME					140,723

INTEREST INCOME (EXPENSE)					(1,424)

INCOME BEFORE INCOME TAXES					$139,299

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended September 30, 2023.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions. Our solutions consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" revenue, which predominantly includes contracts with terms of seven years or longer at inception; "product delivery and services" revenue, which includes revenue from the sales of licenses, implementation services, deconversions, consulting, and hardware; and "on-premise support" revenue, composed of maintenance contracts primarily with annual terms. Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" revenue, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
All amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
For the first quarter of fiscal 2024, total revenue increased 8%, or $42,166, compared to the same quarter in fiscal 2023. Total revenue less deconversion and acquisition revenues of $4,136 and $1,945, respectively, for the current fiscal quarter and less deconversion revenues of $4,518 for the prior fiscal year first quarter also results in an increase of 8%, or $40,603, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, card, Jack Henry digital, including Banno, payment processing, hardware, and software usage/subscription revenues.
Operating expenses increased 13%, or $50,189, for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Total operating expenses less deconversion expenses of $381, acquisition-related expenses of $4,182, and voluntary employee departure incentive payment (VEDIP) program expenses of $16,443 for the current fiscal quarter, and less deconversion expenses of $653 and removing the effects of the gain on disposal of assets, net, of $6,176 for the prior fiscal year first quarter, results in an increase of 6%, or $23,661, quarter over quarter. This increase was primarily driven by higher personnel costs, including commissions expenses, and higher direct costs as revenues increased.
Operating income decreased 6% for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Total operating income less deconversion operating income of $3,755 plus an acquisition operating loss of $2,237 and VEDIP program expenses of $16,443 for the current fiscal quarter, and less deconversion operating income of $3,865 and removing the effects of the gain on disposal of assets, net, of $6,176 for the prior fiscal year first quarter, results in an increase of 13%, or $16,943, quarter over quarter. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
We move into the second quarter of fiscal 2024 with significant portions of our business continuing to come from recurring revenues and our sales pipeline remaining encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.

A detailed discussion of the major components of the results of operations for the three months ended September 30, 2023, follows. On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC ("Payrailz"). Payrailz ("acquisition") related revenue and operating expenses mentioned in the discussion below are for the first two months of the quarter ended September 30, 2023.
Discussions compare the current fiscal year's three months ended September 30, 2023, to the prior fiscal year's three months ended September 30, 2022.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2023	2022
Services and Support	$342,205	$320,149	7%
Percentage of total revenue	60%	60%
Services and support revenue increased 7% for the first quarter of fiscal 2024 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $4,136 for the current fiscal quarter and $4,518 for the prior fiscal year quarter and acquisition revenue of $2 for the current fiscal quarter also results in growth of 7% quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues, as new customers are added and existing customers migrate from on-premise to outsourcing, and increased hardware and software usage/subscription revenues.

Processing	Three Months Ended September 30,		% Change
	2023	2022
Processing	$229,163	$209,053	10%
Percentage of total revenue	40%	40%
Processing revenue increased 10% for the first quarter of fiscal 2024 compared to the same quarter last fiscal year. Reducing processing revenue for acquisition revenue of $1,943 for the current fiscal quarter results in growth of 9% quarter over quarter. This increase was primarily driven by growth in card revenue from expanding transaction volumes, Jack Henry digital, including Banno, as active users increased and volumes expanded, other processing revenues, and remote capture and ACH revenue.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2023	2022
Cost of Revenue	$323,002	$298,261	8%
Percentage of total revenue	57%	56%
Cost of revenue for the first quarter of fiscal 2024 increased 8% over the prior fiscal year first quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $270 for the current fiscal year quarter and $411 for the prior fiscal year quarter, and for acquisition costs of $3,334 from the current fiscal year quarter, results in a 7% increase quarter over quarter. This increase was primarily due to higher direct costs, consistent with increases in the related revenue, higher personnel costs, including benefits expenses, and increased internal licenses and fees. Cost of revenue increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.

Research and Development	Three Months Ended September 30,		% Change
	2023	2022
Research and Development	$36,892	$32,993	12%
Percentage of total revenue	6%	6%
Research and development expense increased 12% for the first quarter of fiscal 2024 over the prior fiscal year first quarter. Reducing research and development expense for acquisition costs of $656 for the current fiscal quarter, results in a 10% increase quarter over quarter. This increase was primarily due to an increase in personnel costs, net of capitalization, including benefits expenses primarily resulting from a 2% headcount increase in the trailing twelve months, partially related to Jack Henry Platform. Research and development expense for the quarter remained consistent compared to the prior fiscal year quarter as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2023	2022
Selling, General, and Administrative	$78,774	$57,225	38%
Percentage of total revenue	14%	11%
Selling, general, and administrative expense increased 38% in the first quarter of fiscal 2024 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $111 for the current fiscal year quarter and $243 for the prior fiscal year quarter, for acquisition costs of $192 and VEDIP program expenses of $16,443 for the current fiscal year quarter, and removing the effect of the gain on disposal of assets, net, of $6,176 in the prior fiscal year quarter, results in a 2% decrease quarter over quarter. This decrease was primarily due to a continued focus on controlling costs. Selling, general, and administrative expense increased 3% as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.

INTEREST INCOME (EXPENSE)	Three Months Ended September 30,		% Change
	2023	2022
Interest Income	$4,745	$152	3,022%
Interest Expense	$(4,197)	$(1,576)	166%
Interest income fluctuated due to changes in interest earned on balances during the first quarter of fiscal 2024 compared to the same quarter a year ago. Interest expense increased when compared to the prior fiscal year quarter due to recent increases in prevailing interest rates and amounts borrowed. There was a $245,000 outstanding balance under the credit and term loan facilities at September 30, 2023, and $245,000 outstanding balance under the credit facility at September 30, 2022.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2023	2022
Provision for Income Taxes	$31,569	$32,750	(4)%
Effective Rate	23.7%	23.5%

NET INCOME	Three Months Ended September 30,		% Change
	2023	2022
Net income	$101,679	$106,549	(5)%
Diluted earnings per share	$1.39	$1.46	(4)%
Net income decreased 5% to $101,679, or $1.39 per diluted share, for the first quarter of fiscal 2024 compared to $106,549, or $1.46 per diluted share, in the same quarter of fiscal 2023. Net income decreased primarily due to VEDIP program expenses partially offset by the organic growth in our lines of revenue and a decrease in the provision for income taxes in the first quarter of fiscal 2024 compared to the same quarter last fiscal year.

REPORTABLE SEGMENT DISCUSSION
The Company is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, and network security management, consulting, and monitoring, that can be integrated with our core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to the other three segments, as well as operating expenses not directly attributable to the other three segments, except for items that are deemed unassigned and excluded from any segment.
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three months ended September 30, 2022. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three months ended September 30, 2022, from Core to Complementary and Corporate and Other was $351 and $1,457, respectively, from Payments to Complementary and Corporate and Other was $6 and $1, respectively, from Complementary to Corporate and Other was $293, and from Corporate and Other to Complementary was $2. Cost of revenue reclassed for the three months ended September 30, 2022, from Core to Corporate and Other was $1,636, from Payments to Complementary and Corporate and Other was $91 and $511, respectively, and from Complementary to Corporate and Other was $423.

Core	Three Months Ended September 30,		% Change
	2023	2022
Revenue	$186,439	$173,316	8%
Cost of Revenue	$75,927	$70,604	8%
Revenue in the Core segment increased 8% and cost of revenue increased 8% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily driven by growth in data processing and hosting revenues. The cost of revenue increase was primarily driven by higher direct costs consistent with increases in revenue. Core segment deconversion costs did not significantly affect Core revenue or cost of revenue increases quarter over quarter. Cost of revenue remained consistent as a percentage of revenue for the first quarter of fiscal 2024 compared to the same quarter of fiscal 2023.

Payments	Three Months Ended September 30,		% Change
	2023	2022
Revenue	$199,358	$186,533	7%
Cost of Revenue	$108,826	$100,553	8%

Revenue in the Payments segment increased 7% and cost of revenue increased 8% for the first quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $1,006 for the first quarter of fiscal 2024 and $1,435 for the first quarter of fiscal 2023 and for revenue from the acquisition of $1,945 from the current fiscal year first quarter, results in a 6% increase quarter over quarter. This increase was primarily due to higher card revenue, primarily from expanding transaction volumes, and higher remote capture and ACH revenue, primarily from expanding volumes and new customer revenue. Reducing Payments cost of revenue for deconversion costs in both quarters, which totaled $47 for the first quarter of fiscal 2024 and $64 for the first quarter of fiscal 2023, and for cost of revenue from acquisition of $3,314 from the current fiscal year first quarter, results in a 5% increase quarter over quarter. This increase was primarily due to higher direct costs, consistent with associated revenues, and higher personnel costs, including benefits expenses. Cost of revenue as a percentage of revenue increased 1% for the first quarter of fiscal 2024 compared to the same quarter of fiscal 2023.

Complementary	Three Months Ended September 30,		% Change
	2023	2022
Revenue	$161,366	$148,417	9%
Cost of Revenue	$62,275	$58,105	7%
Revenue in the Complementary segment increased 9% and cost of revenue increased 7% for the first quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. The revenue increase was primarily driven by higher Jack Henry digital revenue, as active users increased and volumes expanded, and hosting revenues, as new customers were added, and existing customers continued to migrate from on-premise to outsourcing. The cost of revenue increase was primarily due to increased direct costs consistent with associated revenues and higher personnel costs, including benefits expenses. Complementary segment deconversion costs did not significantly affect Complementary revenue or cost of revenue increases quarter over quarter. Cost of revenue as a percentage of revenue decreased 1% for the first quarter of fiscal 2024 compared to the same quarter of fiscal 2023.

Corporate and Other	Three Months Ended September 30,		% Change
	2023	2022
Revenue	$24,205	$20,936	16%
Cost of Revenue	$75,974	$68,999	10%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment increased 16% for the first quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. This increase was primarily due to higher hardware revenues quarter over quarter. Corporate and Other segment deconversion revenue did not significantly affect Corporate and Other revenue increase quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The cost of revenue in the first quarter of fiscal 2024 increased 10% when compared to the prior fiscal year quarter. Corporate and Other segment deconversion and acquisition costs did not significantly affect the Corporate and Other cost of revenue increase quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $31,467 at September 30, 2023, from $12,243 at June 30, 2023.

The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2023	2022
Net income	$101,679	$106,549
Non-cash expenses	46,094	34,139
Change in receivables	72,519	101,509
Change in deferred revenue	(66,322)	(65,130)
Change in other assets and liabilities	3,169	(40,236)
Net cash provided by operating activities	$157,139	$136,831
Cash provided by operating activities for the first three months of fiscal 2024 increased 15% compared to the same period last year primarily due to a lower decrease in accrued expenses and a lower increase in prepaid expenses partially offset by a lower decrease in trade receivables quarter over quarter. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first three months of fiscal 2024 totaled $50,526 and included: $41,486 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $7,612; and $2,280 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $852. Cash used in investing activities for the first three months of fiscal 2023 totaled $249,594 and included: $228,986 for an acquisition; $38,715 for the development of software; $7,737 for capital expenditures; and $408 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $26,252.
Financing activities used cash of $87,389 for the first three months of fiscal 2024 and included payments on credit facilities of $165,000, dividends paid to stockholders of $37,863, and purchases of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $135,000 and $474 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $95,946 in the first three months of fiscal 2023 including repayments on credit facilities and financing leases of $150,022, and $35,709 for the payment of dividends. These uses of cash were partially offset by borrowings on credit facilities of $280,000 and $1,677 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $7,612 and $7,737 for the three months ended September 30, 2023, and September 30, 2022, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2024 are expected to be approximately $77,000 and have been or will be funded from our credit facilities and cash generated by operations.
In July 2023, the Company conducted a voluntary separation program for certain eligible employees that includes a voluntary employee departure incentive payment (VEDIP) for the eligible employees who chose to participate in the program. The Company incurred related expenses of $16,443 in the first quarter of 2024 and will make payments associated with the program from July 2023 through December 2023.
On August 8, 2023, the Company entered into a contract to purchase fixed assets that added contractual spend obligations of $34,191 for the period of December 15, 2023, through June 30, 2025. This commitment is in addition to the commitments discussed in our Annual Report on Form 10-K for the year ended June 30, 2023.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2023, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at September 30, 2023, was $1,852,118, and the Company repurchased 129 shares during the first three months of fiscal 2024. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased no shares during the first three months of fiscal 2023.

Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $65,000 and $95,000 outstanding under the amended and restated credit facility at September 30, 2023 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of September 30, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at September 30, 2023 and June 30, 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2025. There was no balance outstanding at September 30, 2023, or June 30, 2023.

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
We had $245,000 outstanding debt with variable interest rates as of September 30, 2023, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,450.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2023, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2023:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - July 31, 2023	—	—	—	3,796,265
August 1 - August 31, 2023	107,227	$155.59	107,227	3,689,038
September 1 - September 30, 2023	21,541	153.97	21,541	3,667,497
Total	128,768	$155.32	128,768	3,667,497
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,323,119 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2023, and June 30, 2023, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2023, and 2022, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2023, and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023, and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 9, 2023	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	November 9, 2023	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer