Form 10-Q
period 2023-12-31
JACK HENRY & ASSOCIATES INC
filed 2024-02-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
As of January 26, 2024, the Registrant had 72,867,678 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “Jack Henry,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	December 31, 2023	June 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,709	$12,243
Receivables, net	270,551	361,252
Income tax receivable	—	7,523
Prepaid expenses and other	179,304	169,178
Deferred costs	77,703	77,766
Total current assets	554,267	627,962
PROPERTY AND EQUIPMENT, net	204,846	205,664
OTHER ASSETS:
Non-current deferred costs	174,821	161,465
Computer software, net of amortization	581,756	565,714
Other non-current assets	353,248	322,698
Customer relationships, net of amortization	61,142	65,528
Other intangible assets, net of amortization	19,099	19,998
Goodwill	804,797	804,797
Total other assets	1,994,863	1,940,200
Total assets	$2,753,976	$2,773,826
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,729	$19,156
Accrued expenses	174,084	172,629
Accrued income taxes	14,417	—
Deferred revenues	196,794	331,974
Total current liabilities	404,024	523,759
LONG-TERM LIABILITIES:
Non-current deferred revenues	72,406	67,755
Deferred income tax liability	227,899	244,431
Debt, net of current maturities	255,000	275,000
Other long-term liabilities	70,260	54,371
Total long-term liabilities	625,565	641,557
Total liabilities	1,029,589	1,165,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,181,060 shares issued at December 31, 2023; 104,088,784 shares issued at June 30, 2023	1,042	1,041
Additional paid-in capital	601,790	583,836
Retained earnings	2,973,673	2,855,751
Less treasury stock at cost 31,323,119 shares at December 31, 2023; 31,194,351 shares at June 30, 2023	(1,852,118)	(1,832,118)
Total stockholders' equity	1,724,387	1,608,510
Total liabilities and equity	$2,753,976	$2,773,826

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

REVENUE	$545,701	$505,314	$1,117,069	$1,034,516

EXPENSES
Cost of Revenue	320,979	304,589	643,981	602,849
Research and Development	35,478	36,561	72,370	69,554
Selling, General, and Administrative	70,277	56,788	149,051	114,013
Total Expenses	426,734	397,938	865,402	786,416

OPERATING INCOME	118,967	107,376	251,667	248,100

INTEREST INCOME (EXPENSE)
Interest Income	5,121	1,240	9,866	1,392
Interest Expense	(3,865)	(3,406)	(8,062)	(4,982)
Total Interest Income (Expense)	1,256	(2,166)	1,804	(3,590)

INCOME BEFORE INCOME TAXES	120,223	105,210	253,471	244,510

PROVISION FOR INCOME TAXES	28,258	24,435	59,827	57,186

NET INCOME	$91,965	$80,775	$193,644	$187,324

Basic earnings per share	$1.26	$1.11	$2.66	$2.57
Basic weighted average shares outstanding	72,838	72,962	72,854	72,929

Diluted earnings per share	$1.26	$1.10	$2.65	$2.56
Diluted weighted average shares outstanding	72,984	73,144	72,999	73,141

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,144,549	103,953,128	104,088,784	103,921,724
Shares issued for equity-based payment arrangements	16,603	57,943	47,660	70,084
Shares issued for Employee Stock Purchase Plan	19,908	15,937	44,616	35,200
Shares, end of period	104,181,060	104,027,008	104,181,060	104,027,008

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,041	$1,040	$1,041	$1,039
Shares issued for equity-based payment arrangements	1	—	1	—
Shares issued for Employee Stock Purchase Plan	—	—	—	1
Balance, end of period	$1,042	$1,040	$1,042	$1,040

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$591,458	$560,034	$583,836	$551,360
Tax withholding related to share-based compensation	(617)	(5,174)	(3,561)	(6,731)
Shares issued for Employee Stock Purchase Plan	2,616	2,884	6,035	6,686
Stock-based compensation expense	8,333	7,112	15,480	13,541
Balance, end of period	$601,790	$564,856	$601,790	$564,856

RETAINED EARNINGS:
Balance, beginning of period	$2,919,567	$2,707,182	$2,855,751	$2,636,342
Net income	91,965	80,775	193,644	187,324
Dividends	(37,859)	(35,745)	(75,722)	(71,454)
Balance, end of period	$2,973,673	$2,752,212	$2,973,673	$2,752,212

TREASURY STOCK:
Balance, beginning of period	$(1,852,118)	$(1,807,118)	$(1,832,118)	$(1,807,118)
Purchase of treasury shares	—	—	(20,000)	—
Balance, end of period	$(1,852,118)	$(1,807,118)	$(1,852,118)	$(1,807,118)

TOTAL STOCKHOLDERS' EQUITY	$1,724,387	$1,510,990	$1,724,387	$1,510,990

Dividends declared per share	$0.52	$0.49	$1.04	$0.98

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$193,644	$187,324
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	23,765	24,766
Amortization	75,366	68,946
Change in deferred income taxes	(16,532)	(27,611)
Expense for stock-based compensation	15,480	14,544
(Gain)/loss on disposal of assets	213	(7,240)
Changes in operating assets and liabilities:
Change in receivables	90,702	102,672
Change in prepaid expenses, deferred costs and other	(52,969)	(39,042)
Change in accounts payable	277	(7,696)
Change in accrued expenses	15,463	(47,544)
Change in income taxes	23,792	47,025
Change in deferred revenues	(130,529)	(125,433)
Net cash from operating activities	238,672	190,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(229,628)
Capital expenditures	(24,458)	(17,376)
Proceeds from dispositions	878	27,885
Purchased software	(2,971)	(1,027)
Computer software developed	(83,408)	(81,046)
Purchase of investment	(1,000)	—
Net cash from investing activities	(110,959)	(301,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	220,000	365,000
Repayments on credit facilities and financing leases	(240,000)	(205,042)
Purchase of treasury stock	(20,000)	—
Dividends paid	(75,722)	(71,454)
Tax withholding payments related to share-based compensation	(3,561)	(6,731)
Proceeds from sale of common stock	6,036	5,684
Net cash from financing activities	(113,247)	87,457
NET CHANGE IN CASH AND CASH EQUIVALENTS	$14,466	$(23,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,243	$48,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,709	$25,763
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries (“Jack Henry,” or the “Company”) is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,500 financial institutions and diverse corporate entities.
Consolidation
The condensed consolidated financial statements include the accounts of Jack Henry and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2023 and 2022, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the three and six months ended December 31, 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Allowance for credit losses - beginning balance	$8,204	$8,030	$7,955	$7,616
Current provision for expected credit losses	480	480	960	960
Write-offs charged against allowance	(552)	(325)	(783)	(390)
Recoveries of amounts previously written off	—	(1)	—	(2)
Allowance for credit losses - ending balance	$8,132	$8,184	$8,132	$8,184
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 2023, totaled $464,879 and at June 30, 2023, totaled $466,711.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,201,636 and $1,149,913 at December 31, 2023, and June 30, 2023, respectively.
Purchase of Investment
At December 31, 2023, and June 30, 2023, the Company had an investment in the preferred stock of Autobooks, Inc. (“Autobooks”) of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2023, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at December 31, 2023, was $1,852,118. During the first six months of fiscal 2024, the Company repurchased 129 shares. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased no shares during the first six months of fiscal 2023.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2023.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2023, the results of its operations for the three and six months ended December 31, 2023 and 2022, changes in stockholders' equity for the three and six months ended December 31, 2023 and 2022, and its cash flows for the six months ended December 31, 2023 and 2022. The condensed consolidated balance sheet at June 30, 2023, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2023. For the three and six months ended December 31, 2023, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, that are of significance, or potential significance, to the Company.

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
Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Private and Public Cloud	$168,733	$153,130	$332,222	$302,129
Product Delivery and Services	63,013	58,594	123,852	116,117
On-Premise Support	80,246	78,976	198,123	192,603
Services and Support	311,992	290,700	654,197	610,849

Processing	233,709	214,614	462,872	423,667

Total Revenue	$545,701	$505,314	$1,117,069	$1,034,516

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31, 2023	June 30, 2023
Receivables, net	$270,551	$361,252
Contract Assets - Current	31,702	26,711
Contract Assets - Non-current	82,006	81,561
Contract Liabilities (Deferred Revenue) - Current	196,794	331,974
Contract Liabilities (Deferred Revenue) - Non-current	72,406	67,755
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
During the three months ended December 31, 2023, and 2022, the Company recognized revenue of $85,458 and $83,145, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2023, and 2022, the Company recognized revenue of $167,671 and $159,393, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2023, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $6,446,023. The Company expects to recognize approximately 24% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $460,686 and $442,012, at December 31, 2023, and June 30, 2023, respectively.
For the three months ended December 31, 2023, and 2022, amortization of deferred contract costs totaled $41,552 and $34,861, respectively. During the six months ended December 31, 2023, and 2022, amortization of deferred contract costs totaled $92,088 and $76,841, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2023
Financial Assets:
Certificates of Deposit	$—	$3,276	$—	$3,276
Financial Liabilities:
Credit facilities	$—	$255,000	$—	$255,000
June 30, 2023
Financial Assets:
Certificates of Deposit	$—	$2,234	$—	$2,234
Financial Liabilities:
Credit facilities	$—	$275,000	$—	$275,000
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
The Company leases certain office space, data centers, and equipment with remaining terms of 1 month to 10 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At December 31, 2023, and June 30, 2023, the Company had operating lease assets of $58,480 and $43,662, respectively. At December 31, 2023, total operating lease liabilities of $63,797 were comprised of current operating lease liabilities of $9,268 and noncurrent operating lease liabilities of $54,529. At June 30, 2023, total operating lease liabilities of $50,269 were comprised of current operating lease liabilities of $9,776 and noncurrent operating lease liabilities of $40,493.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $29,984 and $34,973 as of December 31, 2023, and June 30, 2023, respectively.
Operating lease costs for the three months ended December 31, 2023, and 2022, were $2,229 and $3,029, respectively. Total operating lease costs for the respective quarters included variable lease costs of $1,709 and $957, respectively. Operating lease costs for the six months ended December 31, 2023, and 2022, were $4,698 and $6,088, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $2,253 and $1,881, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the six months ended December 31, 2023, and 2022, the Company had operating cash flows for payments on operating leases of $4,422 and $6,202, and ROU assets obtained in exchange for operating lease liabilities of $18,935 and $2,282, respectively.
As of December 31, 2023, and June 30, 2023, the weighted-average remaining lease term for the Company's operating leases was 82 months and 78 months, and the weighted-average discount rate was 2.68% and 2.14%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2023:

Due Dates (fiscal year)	Future Minimum Rental Payments

2024 (remaining period)	$4,813
2025	10,160
2026	10,747
2027	10,271
2028	9,979
Thereafter	25,001
Total lease payments	$70,971
Less: interest	(7,174)
Present value of lease liabilities	$63,797
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2023, there were no legally binding lease payments for leases signed but not yet commenced.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and has a term of 57 months. Sublease income for the three and six months ended December 31, 2023 was $132 and is included within revenue on the Company's condensed consolidated statements of income. There have been no indications of impairment related to the underlying right-of-use asset.

Minimum Sublease Payments
At December 31, 2023, the future total minimum sublease payments to be received were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2024 (remaining period)	$395
2025	807
2026	831
2027	856
2028	882
Total sublease receipts	$3,771
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $75,000 and $95,000 outstanding under the amended and restated credit facility at December 31, 2023 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of December 31, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at December 31, 2023 and June 30, 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at December 31, 2023, or June 30, 2023.
Interest
The Company paid interest of $6,802 and $2,724 during the six months ended December 31, 2023, and 2022, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate increased for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, with an effective tax rate of 23.5% of income before income taxes, compared to 23.2% in the prior fiscal year quarter.
For the six months ended December 31, 2023, the effective tax rate increased compared to the six months ended December 31, 2022, with an effective tax rate of 23.6% of income before taxes, compared to 23.4% for the same period last fiscal year. The increase in the effective tax rate for the three and six months ended December 31, 2023, was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
The Company paid income taxes, net of refunds, of $52,018 and $37,213 in the six months ended December 31, 2023, and 2022, respectively. The increase in paid income taxes for the six months ended December 31, 2023 over the six months ended December 31, 2022 was primarily the result of the timing of payments, with a greater portion of the anticipated equivalent annual amounts being paid in the current fiscal year-to-date period.
At December 31, 2023, the Company had $13,414 of gross unrecognized tax benefits before interest and penalties, $11,702 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $2,317 and $1,546 related to uncertain tax positions at December 31, 2023, and 2022, respectively.
The U.S. federal income tax returns for fiscal 2020 and all subsequent years remain subject to examination as of December 31, 2023, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of December 31, 2023, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $4,500 within twelve months of December 31, 2023.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2023, and 2022, included $8,333 and $7,545 of stock-based compensation costs, respectively. Our operating income for the six months ended December 31, 2023, and 2022, included $15,480 and $14,544 of stock-based compensation costs, respectively.
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 EIP”) for its employees and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000.
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
During the six months ended December 31, 2023, there were no options granted, forfeited, or exercised. At December 31, 2023, 12 options were outstanding at a weighted average exercise price of $87.27 with an aggregate intrinsic value of $890.
At December 31, 2023, there was no compensation cost yet to be recognized related to outstanding options. All of the options are currently exercisable, with a weighted average remaining contractual term (remaining period of exercisability) of 2.5 years as of December 31, 2023.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.

The following table summarizes non-vested restricted stock unit awards and performance awards as of December 31, 2023:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2023	303	$190.08
Granted[1]	153	178.63
Vested	(69)	183.35
Forfeited[2]	(33)	197.38
Outstanding December 31, 2023	354	$185.77	$57,773
1Granted includes restricted stock unit awards and performance unit awards at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 153 unit awards granted in fiscal 2024, 95 were restricted stock unit awards and 58 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
23 of the performance unit awards granted in fiscal 2024 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 35 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2024. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2024
Compensation Peer Group:
Volatility	25.6%
Risk free interest rate	4.48%
Annual dividend based on most recent quarterly dividend	$2.08
Dividend yield	1.23%
Beginning average percentile rank for TSR	74.0%
At December 31, 2023, there was $31,275 of compensation expense that has yet to be recognized related to non-vested restricted stock unit awards, which will be recognized over a weighted average period of 1.35 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Income	$91,965	$80,775	$193,644	$187,324
Common share information:
Weighted average shares outstanding for basic earnings per share	72,838	72,962	72,854	72,929
Dilutive effect of stock options, restricted stock units, and performance units	146	182	145	212
Weighted average shares outstanding for diluted earnings per share	72,984	73,144	72,999	73,141
Basic earnings per share	$1.26	$1.11	$2.66	$2.57
Diluted earnings per share	$1.26	$1.10	$2.65	$2.56
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2023, and 2022. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 24 and 22 anti-dilutive stock options, restricted stock units, or performance units excluded for the three and six months ended December 31, 2023, respectively, and 31 and 25 were excluded for the three and six months ended December 31, 2022, respectively.
NOTE 10.    BUSINESS ACQUISITION
Payrailz
On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC (“Payrailz”). The final purchase price, following customary post-closing adjustments to the extent actual closing date working capital, cash, debt, and unpaid seller transaction expenses exceeded or were less than the amounts estimated at closing, was $230,205. Pursuant to the merger agreement for the transaction, $48,500 of the purchase price was placed in an escrow account at the closing, consisting of $2,500 for any final purchase price adjustments owed by the sellers, which amount was released to the sellers on December 15, 2022, in connection with post-closing purchase price adjustments, and $46,000 for indemnification matters under the merger agreement, which amount was released to the sellers September 20, 2023.
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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, Automated Clearing House (“ACH”) origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including call center support, network security management, consulting, and monitoring that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three and six months ended December 31, 2022. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and six months ended December 31, 2022, from Core to Corporate and Other was $1,851 and $3,661, respectively, from Payments to Corporate and Other was $10 and $16, respectively, and from Complementary to Corporate and Other was $174 and $108, respectively. Cost of revenue reclassed for the three and six months ended December 31, 2022, from Core to Corporate and Other was $1,658 and $3,294, respectively, from Payments to Corporate and Other was $658 and $1,261, respectively, and from Complementary to Corporate and Other was $326 and $659, respectively.

	Three Months Ended
	December 31, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$155,429	$21,060	$113,779	$21,724	$311,992
Processing	10,172	182,779	38,687	2,071	233,709
Total Revenue	165,601	203,839	152,466	23,795	545,701

Cost of Revenue	69,370	111,623	64,023	75,963	320,979
Research and Development					35,478
Selling, General, and Administrative					70,277
Total Expenses					426,734

SEGMENT INCOME	$96,231	$92,216	$88,443	$(52,168)

OPERATING INCOME					118,967

INTEREST INCOME (EXPENSE)					1,256

INCOME BEFORE INCOME TAXES					$120,223

	Three Months Ended
	December 31, 2022
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$143,799	$19,330	$110,206	$17,365	$290,700
Processing	9,740	172,147	31,915	812	214,614
Total Revenue	153,539	191,477	142,121	18,177	505,314

Cost of Revenue	66,666	107,413	58,944	71,566	304,589
Research and Development					36,561
Selling, General, and Administrative					56,788
Total Expenses					397,938

SEGMENT INCOME	$86,873	$84,064	$83,177	$(53,389)

OPERATING INCOME					107,376

INTEREST INCOME (EXPENSE)					(2,166)

INCOME BEFORE INCOME TAXES					$105,210

	Six Months Ended
	December 31, 2023
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$331,173	$40,962	$238,050	$44,012	$654,197
Processing	20,868	362,233	75,783	3,988	462,872
Total Revenue	352,041	403,195	313,833	48,000	1,117,069

Cost of Revenue	145,296	220,449	126,298	151,938	643,981
Research and Development					72,370
Selling, General, and Administrative					149,051
Total Expenses					865,402

SEGMENT INCOME	$206,745	$182,746	$187,535	$(103,938)

OPERATING INCOME					251,667

INTEREST INCOME (EXPENSE)					1,804

INCOME BEFORE INCOME TAXES					$253,471

	Six Months Ended
	December 31, 2022
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$307,014	$37,982	$228,420	$37,433	$610,849
Processing	19,839	340,028	62,119	1,681	423,667
Total Revenue	326,853	378,010	290,539	39,114	1,034,516

Cost of Revenue	137,270	207,965	117,049	140,565	602,849
Research and Development					69,554
Selling, General, and Administrative					114,013
Total Expenses					786,416

SEGMENT INCOME	$189,583	$170,045	$173,490	$(101,451)

OPERATING INCOME					248,100

INTEREST INCOME (EXPENSE)					(3,590)

INCOME BEFORE INCOME TAXES					$244,510

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended December 31, 2023.
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
Our two primary revenue streams are “services and support” and “processing.” Services and support includes: “private and public cloud” revenue, which predominantly includes contracts with terms of seven years or longer at inception; “product delivery and services” revenue, which includes revenue from the sales of licenses, implementation services, deconversions, consulting, and hardware; and “on-premise support” revenue, composed of maintenance contracts primarily with annual terms. Processing revenue includes: "remittance” revenue from payment processing, remote capture, and ACH transactions; “card” revenue, including card transaction processing and monthly fees; and “transaction and digital” revenue, which includes transaction and mobile processing. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
All amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
For the second quarter of fiscal 2024, total revenue increased 8.0%, or $40,387, compared to the same quarter in fiscal 2023. Total revenue less deconversion revenue of $4,882 for the current fiscal quarter and less deconversion revenues of $6,380 for the prior fiscal year second quarter results in an increase of 8.4%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, Jack Henry digital, including Banno, card, and remote capture and ACH revenues.
Operating expenses increased 7.2%, or $28,796, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Total operating expenses less deconversion expenses of $1,079 in the current quarter and $917 for the prior fiscal year second quarter, and removing the effects of the gain on sale of assets, net, of $1,207 in the prior fiscal year second quarter, results in an increase of 6.9%, quarter over quarter. This increase was primarily driven by higher direct costs as revenues increased, higher personnel costs, including medical insurance and commissions, increased travel and entertainment expenses related to the user group meeting during the quarter, and increased internal licenses and fees.
Operating income increased 10.8%, or $11,591, for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Total operating income less deconversion operating income of $3,803 in the current quarter and $5,463 for the prior fiscal year second quarter, and removing the effects of the gain on sale of assets, net, of $1,207 in the prior fiscal year second quarter, results in an increase of 14.4%, quarter over quarter. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 15.6%, or $3,823, for the second quarter of fiscal 2024, compared to the second quarter of fiscal 2023. The effective tax rate for the current fiscal second quarter, was 23.5% compared to 23.2% for the same quarter a year ago. The increase in the effective tax rate was primarily due to the difference in impact of share-based compensation that vested during each of the comparative quarters.
Net income increased 13.9%, or $11,190, for the second quarter of fiscal 2024, compared to the second quarter of fiscal 2023. Total net income less deconversion net income of $2,890 for the current fiscal quarter, and less net income for deconversions and the gain on disposal of assets, net, of $4,152 and $918, respectively, for the prior fiscal year second quarter, results in a 17.7% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue partially offset by higher operating expenses and increased provision for income taxes in the second quarter of fiscal 2024 compared to the same quarter last fiscal year.

For the six months ended December 31, 2023, total revenue increased 8.0%, or $82,553, compared to the same period in fiscal year 2023. Total revenue less deconversion and acquisition revenues of $9,018 and $1,945, respectively, for the current fiscal period and less deconversion revenues of $10,899 for the prior fiscal period, results in an increase of 8.1%, period over period. This increase was primarily driven by growth in data processing and hosting, card, Jack Henry digital, other processing and payment processing revenues.
Operating expenses increased 10.0%, or $78,986, for the six months ended December 31, 2023, compared to the same period in fiscal year 2023. Total operating expenses less deconversion expenses of $1,460, acquisition-related expenses of $4,182, and voluntary employee departure incentive payment ("VEDIP") program expenses of $16,443 for the current fiscal period, and less deconversion expenses of $1,570 and removing the effects of the gain on sale of assets, net, of $7,384 for the prior fiscal year period, results in an increase of 6.4%, period over period. This increase was primarily driven by higher personnel costs, including commissions, increased direct costs related to growth in revenue, higher internal licenses and fees, and a decrease in the gain on sale of assets, net, compared to the prior fiscal year period.
Operating income increased 1.4%, or $3,567, for the six months ended December 31, 2023, compared to the same period in fiscal year 2023. Total operating income less deconversion operating income of $7,558, removing the effects of the VEDIP program of $16,443 and an acquisition operating loss of $2,237 for the current fiscal year period, less deconversion operating income of $9,330 and removing the effects of the gain on sale of assets, net, of $7,383 for the prior fiscal year period, results in a 13.6% increase period over period. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 4.6%, or $2,641, for the six months ended December 31, 2023, compared to the same period in fiscal year 2023. The effective tax rate for the six months ended December 31, 2023, was 23.6% compared to 23.4% for the same period a year ago. The increase in the effective tax rate was primarily due to the difference in impact of share-based compensation that vested during the comparative periods.
Net income increased 3.4%, or $6,320, for the six months ended December 31, 2023, compared to the same period a year ago. Total net income less deconversion net income of $5,744, plus net loss for the acquisition and the VEDIP program of $3,539 and $12,497, respectively, for the current fiscal year period, and less net income for deconversions and the gain on sale of assets, net, of $7,090 and $5,612, respectively, for the prior fiscal year period, results in a 16.8% increase period over period. This increase was primarily due to net organic growth in our lines of revenue partially offset by higher operating expenses and increased provision for income taxes in the six months ended December 31, 2023 compared to the same period last fiscal year.
We move into the third quarter of fiscal 2024 with significant portions of our business continuing to come from recurring revenues and our sales pipeline remaining encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2023, follows. On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC (“Payrailz”). Payrailz (“acquisition”) related revenue and operating expenses mentioned in the six months ended December 31, 2023, discussions below are for the first two months of the period only.
Discussions compare the current fiscal year's three and six months ended December 31, 2023, to the prior fiscal year's three and six months ended December 31, 2022.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Services and Support	$311,992	$290,700	7.3%	$654,197	$610,849	7.1%
Percentage of total revenue	57%	58%		59%	59%
Services and support revenue increased 7.3% for the second quarter of fiscal 2024 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $4,882 for the current fiscal year quarter and $6,380 for the prior fiscal year quarter results in growth of 8.0% quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand and higher user group revenues from the user group meeting held during the second quarter of fiscal 2024.

Services and support revenue increased 7.1% for the six months ended December 31, 2023 compared to the same period a year ago. Reducing services and support revenue for deconversion revenue from each period, which was $9,018 for the current fiscal year period and $10,899 for the prior fiscal year period, and acquisition revenue of $2 for the current fiscal year period, results in growth of 7.5% period over period. This increase was primarily driven by volume growth in data processing and hosting as new and existing customers migrate to our private cloud and processing volumes expand, software usage as customers continue moving to time-based licenses rather than perpetual, and hardware revenues.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Processing	$233,709	$214,614	8.9%	$462,872	$423,667	9.3%
Percentage of total revenue	43%	42%		41%	41%
Processing revenue increased 8.9% for the second quarter of fiscal 2024 compared to the same quarter last fiscal year. This increase was primarily driven by growth in Jack Henry digital revenue (including Banno) from higher active users and expanding volumes from existing products and the introduction of new products, growth in card revenue primarily from higher fraud detection and prevention revenues and organic growth from expanding transaction volumes, remote capture and ACH revenue, as well as other processing and payment processing revenues from expanding volumes and new customer revenue.
Processing revenue increased 9.3% for the six months ended December 31, 2023, compared to the same period last fiscal year. Reducing processing revenue for acquisition revenue of $1,943 for the current fiscal year period, results in growth of 8.8% period over period. This increase was primarily driven by growth in card revenue primarily from higher fraud detection and prevention revenues and organic growth from expanding transaction volumes, growth in Jack Henry digital revenue (including Banno) from higher active users and expanding volumes from existing products and the introduction of new products, other processing and payment processing revenues from expanding volumes and new customer revenue, and remote capture and ACH revenues.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Cost of Revenue	$320,979	$304,589	5.4%	$643,981	$602,849	6.8%
Percentage of total revenue	59%	60%		58%	58%
Cost of revenue for the second quarter of fiscal 2024 increased 5.4% over the prior fiscal year second quarter. This increase was primarily due to higher direct costs, consistent with increases in the related revenue, increased internal licenses and fees, and higher personnel costs due to an increase in employee headcount in the trailing twelve months. Cost of revenue increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
Cost of revenue increased 6.8% for the six months ended December 31, 2023, compared to the same period last fiscal year. Reducing cost of revenue for deconversion costs from each period, which were $891 for the current fiscal period and $965 for the prior fiscal period, and for acquisition costs of $3,334 from the current fiscal period, results in a 6.3% increase period over period. This increase was primarily due to higher direct costs in line with related increases in revenue, higher personnel costs due to an increase in employee headcount in the trailing twelve months, and increased internal licenses and fees. Cost of revenue remained consistent compared to the prior fiscal year period as a percentage of total revenue.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Research and Development	$35,478	$36,561	(3.0)%	$72,370	$69,554	4.0%
Percentage of total revenue	7%	7%		6%	7%
Research and development expense decreased 3.0% for the second quarter of fiscal 2024 compared to the prior fiscal year second quarter. This decrease was primarily due to lower personnel costs, net of capitalization, from a decrease in employee headcount in the trailing twelve months. Research and development expense for the quarter remained consistent compared to the prior fiscal year quarter as a percentage of total revenue.
Research and development expense increased 4.0% for the six months ended December 31, 2023, compared to the same period last fiscal year. Reducing research and development expense for the effects of acquisitions of $656 for the current fiscal year period results in a 3.1% increase period over period. This increase was primarily due to an increase in personnel costs, net of capitalization, related to the Payrailz acquisition and Jack Henry Platform. Research and development expense for the current fiscal year period decreased 1% compared to the prior fiscal year period as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Selling, General, and Administrative	$70,277	$56,788	23.8%	$149,051	$114,013	30.7%
Percentage of total revenue	13%	11%		13%	11%
Selling, general, and administrative expense increased 23.8% in the second quarter of fiscal 2024 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $458 for the current fiscal year quarter and $362 for the prior fiscal year quarter, and removing the effect of the gain on disposal of assets, net, of $1,207 in the prior fiscal year quarter, results in a 21.1% increase quarter over quarter. This increase was primarily due to higher personnel costs from medical insurance and commissions expenses, and an increase in travel and entertainment and meeting expenses from the user group meeting held during the current quarter. Selling, general, and administrative expense increased 2% as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.
Selling, general, and administrative expense increased 30.7% in the six months ended December 31, 2023, compared to the same period last fiscal year. Reducing selling, general, and administrative expense for the effects of deconversions from each period, which were $570 for the current fiscal year period and $604 for the prior fiscal year period, for VEDIP program expenses of $16,443 and the effect of the acquisition of $192 in the current fiscal year period and removing the effect of the gain on sale of assets, net, of $7,383 in the prior fiscal year period, results in a 9.2% increase period over period. This increase was primarily due to higher personnel costs from commissions expenses, and a decrease in the gain on sale of assets, net, period over period. Selling, general, and administrative expense increased 2% as a percentage of total revenue this fiscal year period versus the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Interest Income	$5,121	$1,240	313.0%	$9,866	$1,392	608.8%
Interest Expense	$(3,865)	$(3,406)	13.5%	$(8,062)	$(4,982)	61.8%
Interest income fluctuated due to changes in interest earned on balances during the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022. Interest expense increased when compared to the prior fiscal year quarter and year-to-date period due to increases in prevailing interest rates and amounts borrowed. There was a $255,000 outstanding balance under the credit and term loan facilities at December 31, 2023, and $275,000 outstanding balance under the credit facility at December 31, 2022.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Provision for Income Taxes	$28,258	$24,435	15.6%	$59,827	$57,186	4.6%
Effective Rate	23.5%	23.2%		23.6%	23.4%
The effective tax rate increased for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022 with an effective tax rate of 23.5% and 23.6%, respectively, of income before taxes, compared to 23.2% and 23.4%, respectively, of income before taxes for the same periods last fiscal year. The increases in the effective tax rates were primarily due to the differences in impacts of share-based compensation that vested during each of the comparative periods.

NET INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Net income	$91,965	$80,775	13.9%	$193,644	$187,324	3.4%
Diluted earnings per share	$1.26	$1.10	14.1%	$2.65	$2.56	3.6%
Net income increased 13.9% to $91,965, or $1.26 per diluted share, for the second quarter of fiscal 2024 compared to $80,775, or $1.10 per diluted share, in the same quarter of fiscal 2023. Reducing net income by deconversion net income of $2,890 for the current fiscal quarter, and by deconversion net income and the effect of the gain on disposal of assets, net, of $4,152 and $918, respectively, for the prior fiscal year second quarter, results in a 17.7% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue partially offset by higher operating expenses and increased provision for income taxes in the second quarter of fiscal 2024 compared to the same quarter last fiscal year.
Net income increased 3.4% to $193,644, or $2.65 per diluted share, for the six months ended December 31, 2023, compared to $187,324, or $2.56 per diluted share, in the same period of fiscal 2023. Removing from net income the effects of deconversion net income of $5,744, net loss from the acquisition of $3,539, and net loss from the VEDIP program of $12,497 for the current fiscal year period, and for the effects of deconversion net income of $7,090 and the gain on sale of assets, net, of $5,612 for the prior year fiscal period, results in a 16.8% increase period over period. This increase was primarily due to net organic growth in our lines of revenue partially offset by higher operating expenses and increased provision for income taxes in the six months ended December 31, 2023 compared to the same period last fiscal year.

REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
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
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three and six months ended December 31, 2022. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and six months ended December 31, 2022, from Core to Corporate and Other was $1,851 and $3,661, respectively, from Payments to Corporate and Other was $10 and $16, respectively, and from Complementary to Corporate and Other was $174 and $108, respectively. Cost of revenue reclassed for the three and six months ended December 31, 2022, from Core to Corporate and Other was $1,658 and $3,294, respectively, from Payments to Corporate and Other was $658 and $1,261, respectively, and from Complementary to Corporate and Other was $326 and $659, respectively.

Core	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Revenue	$165,601	$153,539	7.9%	$352,041	$326,853	7.7%
Cost of Revenue	$69,370	$66,666	4.1%	$145,296	$137,270	5.8%
Revenue in the Core segment increased 7.9% and cost of revenue increased 4.1% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Reducing Core revenue for deconversion revenue in both quarters, which totaled $1,929 for the three months ended December 31, 2023, and $2,115 for the three months ended December 31, 2022, results in an 8.1% increase quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand. Reducing Core cost of revenue for deconversion costs in both quarters, which totaled $321 for the three months ended December 31, 2023 and $277 for the three months ended December 31, 2022, results in a 4.0% increase quarter over quarter. This increase was primarily due to increased direct costs related to increases in revenue. Cost of revenue decreased 2% as a percentage of revenue for the second quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Core segment increased 7.7% and cost of revenue increased 5.8% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Reducing Core revenue for deconversion revenue in both periods, which totaled $3,595 for the six months ended December 31, 2023, and $3,933 for the six months ended December 31, 2022, results in a 7.9% increase period over period. This increase was primarily driven by the growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand. Reducing Core cost of revenue for deconversion costs in both periods, which totaled $425 for the six months ended December 31, 2023 and $418 for the six months ended December 31, 2022 results in a 5.9% increase period over period. This increase was primarily due to increased direct costs related to increases in revenue. Cost of revenue decreased 1% as a percentage of revenue for the six months ended December 31, 2023, compared to the same period in fiscal 2023.

Payments	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Revenue	$203,839	$191,477	6.5%	$403,195	$378,010	6.7%
Cost of Revenue	$111,623	$107,413	3.9%	$220,449	$207,965	6.0%
Revenue in the Payments segment increased 6.5% and cost of revenue increased 3.9% for the second quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $1,555 for the second quarter of fiscal 2024 and $1,336 for the second quarter of fiscal 2023 results in a 6.4% increase quarter over quarter. This increase was primarily due to higher card revenue primarily from expanded fraud detection and prevention revenues and organic growth in transaction volumes, and higher remote capture and ACH and payment processing revenues primarily from expanding volumes and new customer revenue. Reducing Payments cost of revenue for deconversion costs in both quarters, which totaled $51 for the second quarter of fiscal 2024 and $95 for the second quarter of fiscal 2023, results in a 4.0% increase quarter over quarter. This increase was primarily due to higher direct costs related to increases in revenue. Cost of revenue as a percentage of revenue decreased 1% for the second quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Payments segment increased 6.7% and cost of revenue increased 6.0% for the six months ended December 31, 2023, compared to the equivalent period of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both periods, which totaled $2,560 for the six months ended December 31, 2023 and $2,771 for the six months ended December 31, 2022, and acquisition revenue of $1,945 from the current fiscal year period, results in a 6.2% increase period over period. This increase was primarily due to higher card revenue primarily from expanded fraud detection and prevention revenues and organic growth in transaction volumes, higher payment processing revenue primarily from expanding volumes and new customer revenue, and remote capture and ACH revenue. Reducing Payments cost of revenue for deconversion costs in both periods, which totaled $98 for the six months ended December 31, 2023 and $159 for the six months ended December 31, 2022, and for cost of revenue from the acquisition of $3,313 from the current fiscal year period, results in a 4.4% increase period over period. This increase was primarily due to higher direct costs related to increases in revenues and higher personnel costs from an increase in employee headcount in the trailing twelve months. Cost of revenue as a percentage of revenue remained consistent for the six months ended December 31, 2023, compared to the same period in fiscal 2023.

Complementary	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Revenue	$152,466	$142,121	7.3%	$313,833	$290,539	8.0%
Cost of Revenue	$64,023	$58,944	8.6%	$126,298	$117,049	7.9%
Revenue in the Complementary segment increased 7.3% and cost of revenue increased 8.6% for the second quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $1,355 for the second quarter of fiscal 2024 and $2,914 for the second quarter of fiscal 2023 results in an 8.6% increase quarter over quarter. This increase was primarily driven by higher Jack Henry digital revenue as active users increased and volumes expanded from existing products and new products were introduced, and hosting revenues as new and existing customers continued to migrate to our private cloud and processing volumes expanded. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $249 for the second quarter of fiscal 2024 and $174 for the second quarter of fiscal 2023, results in an 8.5% increase quarter over quarter. This increase was primarily due to increased amortization of capitalized software from capital software development projects and higher direct costs related to increases in revenues. Cost of revenue as a percentage of revenue remained consistent for the second quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Complementary segment increased 8.0% and cost of revenue increased 7.9% for the six months ended December 31, 2023, compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $2,806 for the six months ended December 31, 2023 and $4,149 for the six months ended December 31, 2022, results in an 8.6% increase period over period. This increase was primarily driven by higher Jack Henry digital revenue as active users increased and volumes expanded from existing products and new products were introduced, and hosting revenues, as new and existing customers continued to migrate to our private cloud and processing volumes expanded. Complementary segment deconversion costs did not significantly affect the Complementary segment cost of revenue increase period over period. The Complementary segment cost of revenue increase was primarily due to higher direct costs related to increases in revenue, increased amortization of capitalized software from capital software development projects, and higher internal licenses and fees. Cost of revenue as a percentage of revenue remained consistent for the six months ended December 31, 2023, compared to the same period in fiscal 2023.

Corporate and Other	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2023	2022		2023	2022
Revenue	$23,795	$18,177	30.9%	$48,000	$39,114	22.7%
Cost of Revenue	$75,963	$71,566	6.1%	$151,938	$140,565	8.1%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment increased 30.9% for the second quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. This increase was primarily due to higher user group revenues related to the user group meeting held in the current quarter that was held during the first quarter in the prior fiscal year. Corporate and Other segment deconversion revenue did not significantly affect Corporate and Other revenue increase quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The cost of revenue in the second quarter of fiscal 2024 increased 6.1% when compared to the prior fiscal year quarter. This increase was primarily due to higher internal licenses and fees quarter over quarter. Corporate and Other segment deconversion and acquisition costs did not significantly affect the Corporate and Other cost of revenue increase quarter over quarter.
Revenue in the Corporate and Other segment increased 22.7% for the six months ended December 31, 2023, compared to the equivalent period of the prior fiscal year. This increase was primarily due to higher hardware and other processing revenues period over period. Corporate and Other segment deconversion revenue did not significantly affect the Corporate and Other revenue increase period over period.

The cost of revenue in the six months ended December 31, 2023, increased 8.1% when compared to the prior fiscal year period. This increase was primarily due to higher internal licenses and fees, increased personnel costs, including salaries and benefits expenses, and higher cost of hardware related to the revenue increase. Corporate and Other segment deconversion and acquisition costs did not significantly affect the Corporate and Other cost of revenue increase period over period.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $26,709 at December 31, 2023, from $12,243 at June 30, 2023.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2023	2022
Net income	$193,644	$187,324
Non-cash expenses	98,292	73,405
Change in receivables	90,702	102,672
Change in deferred revenue	(130,529)	(125,433)
Change in other assets and liabilities	(13,437)	(47,257)
Net cash provided by operating activities	$238,672	$190,711
Cash provided by operating activities for the first six months of fiscal 2024 increased 25% compared to the same period last year primarily due to a lower decrease in accrued expenses period over period. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first six months of fiscal 2024 totaled $110,959 and included: $83,408 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $24,458; $2,971 for the purchase and development of internal use software; and the purchase of investment of $1,000. Cash uses were partially offset by proceeds from the sale of assets of $878. Cash used in investing activities for the first six months of fiscal 2023 totaled $301,192 and included: $229,628 for an acquisition; $81,046 for the development of software; $17,376 for capital expenditures; and $1,027 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $27,885.
Financing activities used cash of $113,247 for the first six months of fiscal 2024 and included payments on credit facilities of $240,000, dividends paid to stockholders of $75,722, and purchases of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $220,000 and $2,475 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities provided cash of $87,457 in the first six months of fiscal 2023 and included borrowings on credit facilities of $365,000 partially offset by repayments on credit facilities and financing leases of $205,042, $71,454 for the payment of dividends, and $1,047 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $24,458 and $17,376 for the six months ended December 31, 2023, and December 31, 2022, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2024 are expected to be approximately $77,000 and have been or will be funded from our credit facilities and cash generated by operations.
In July 2023, the Company conducted a voluntary separation program for certain eligible employees that includes a voluntary employee departure incentive payment (VEDIP) for the eligible employees who chose to participate in the program. The Company made payments associated with the VEDIP program in the approximate amount of $16,443 from July 2023 through December 2023, including immaterial payments continuing into calendar 2024.
On August 8, 2023, the Company entered into a contract to purchase fixed assets that added contractual spend obligations of $30,392 for the period of December 15, 2023, through June 30, 2025. This commitment is in addition to the commitments discussed in our Annual Report on Form 10-K for the year ended June 30, 2023.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2023, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at December 31, 2023, was $1,852,118, and the Company repurchased 129 shares during the first six months of fiscal 2024. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased no shares during the first six months of fiscal 2023.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2023, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $75,000 and $95,000 outstanding under the amended and restated credit facility at December 31, 2023 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of December 31, 2023, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at December 31, 2023 and June 30, 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2025. There was no balance outstanding at December 31, 2023, or June 30, 2023.

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
We had $255,000 outstanding debt with variable interest rates as of December 31, 2023, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,550.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation (required in Exchange Act Rules 13a-15(b) and 15d-15(b)), the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2023, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2023	—	$—	—	3,667,497
November 1 - November 30, 2023	—	—	—	3,667,497
December 1 - December 31, 2023	—	—	—	3,667,497
Total	—	$—	—	3,667,497
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,323,119 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2023, and June 30, 2023, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2023, and 2022, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2023, and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023, and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 8, 2024	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	February 8, 2024	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer