Form 10-Q
period 2024-03-31
JACK HENRY & ASSOCIATES INC
filed 2024-05-09
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
As of April 26, 2024, the Registrant had 72,900,026 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	March 31, 2024	June 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,254	$12,243
Receivables, net	263,416	361,252
Income tax receivable	—	7,523
Prepaid expenses and other	158,725	169,178
Deferred costs	73,167	77,766
Total current assets	522,562	627,962
PROPERTY AND EQUIPMENT, net	215,733	205,664
OTHER ASSETS:
Non-current deferred costs	177,378	161,465
Computer software, net of amortization	588,426	565,714
Other non-current assets	383,504	322,698
Customer relationships, net of amortization	58,949	65,528
Other intangible assets, net of amortization	19,149	19,998
Goodwill	804,797	804,797
Total other assets	2,032,203	1,940,200
Total assets	$2,770,498	$2,773,826
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,902	$19,156
Accrued expenses	180,319	172,629
Accrued income taxes	20,494	—
Deferred revenues	147,328	331,974
Total current liabilities	375,043	523,759
LONG-TERM LIABILITIES:
Non-current deferred revenues	66,617	67,755
Deferred income tax liability	229,106	244,431
Debt, net of current maturities	250,000	275,000
Other long-term liabilities	69,801	54,371
Total long-term liabilities	615,524	641,557
Total liabilities	990,567	1,165,316
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,222,732 shares issued at March 31, 2024; 104,088,784 shares issued at June 30, 2023	1,042	1,041
Additional paid-in capital	610,305	583,836
Retained earnings	3,020,702	2,855,751
Less treasury stock at cost 31,323,119 shares at March 31, 2024; 31,194,351 shares at June 30, 2023	(1,852,118)	(1,832,118)
Total stockholders' equity	1,779,931	1,608,510
Total liabilities and equity	$2,770,498	$2,773,826

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

REVENUE	$538,562	$508,552	$1,655,631	$1,543,069

EXPENSES
Cost of Revenue	328,224	307,345	972,205	910,195
Research and Development	35,993	34,625	108,363	104,179
Selling, General, and Administrative	62,246	58,192	211,298	172,205
Total Expenses	426,463	400,162	1,291,866	1,186,579

OPERATING INCOME	112,099	108,390	363,765	356,490

INTEREST INCOME (EXPENSE)
Interest Income	6,499	2,391	16,365	3,783
Interest Expense	(4,433)	(4,666)	(12,495)	(9,649)
Total Interest Income (Expense)	2,066	(2,275)	3,870	(5,866)

INCOME BEFORE INCOME TAXES	114,165	106,115	367,635	350,624

PROVISION FOR INCOME TAXES	27,066	24,566	86,892	81,751

NET INCOME	$87,099	$81,549	$280,743	$268,873

Basic earnings per share	$1.20	$1.12	$3.85	$3.69
Basic weighted average shares outstanding	72,872	72,935	72,860	72,931

Diluted earnings per share	$1.19	$1.12	$3.85	$3.68
Diluted weighted average shares outstanding	73,031	73,074	73,010	73,119

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,181,060	104,027,008	104,088,784	103,921,724
Shares issued for equity-based payment arrangements	17,382	9,660	65,042	59,177
Shares issued for Employee Stock Purchase Plan	24,290	23,977	68,906	79,744
Shares, end of period	104,222,732	104,060,645	104,222,732	104,060,645

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,042	$1,040	$1,041	$1,039
Shares issued for equity-based payment arrangements	—	—	1	—
Shares issued for Employee Stock Purchase Plan	—	—	—	1
Balance, end of period	$1,042	$1,040	$1,042	$1,040

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$601,790	$564,856	$583,836	$551,360
Tax withholding related to share-based compensation	(1,782)	(1,575)	(5,343)	(8,306)
Shares issued for Employee Stock Purchase Plan	3,373	3,322	9,408	9,005
Stock-based compensation expense	6,924	6,915	22,404	21,459
Balance, end of period	$610,305	$573,518	$610,305	$573,518

RETAINED EARNINGS:
Balance, beginning of period	$2,973,673	$2,752,212	$2,855,751	$2,636,342
Net income	87,099	81,549	280,743	268,873
Dividends	(40,070)	(37,892)	(115,792)	(109,346)
Balance, end of period	$3,020,702	$2,795,869	$3,020,702	$2,795,869

TREASURY STOCK:
Balance, beginning of period	$(1,852,118)	$(1,807,118)	$(1,832,118)	$(1,807,118)
Purchase of treasury shares	—	(25,000)	(20,000)	(25,000)
Balance, end of period	$(1,852,118)	$(1,832,118)	$(1,852,118)	$(1,832,118)

TOTAL STOCKHOLDERS' EQUITY	$1,779,931	$1,538,309	$1,779,931	$1,538,309

Dividends declared per share	$0.55	$0.52	$1.59	$1.50

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$280,743	$268,873
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	34,943	36,740
Amortization	114,270	105,609
Change in deferred income taxes	(15,325)	(36,370)
Expense for stock-based compensation	22,404	21,459
(Gain)/loss on disposal of assets	273	(7,234)
Changes in operating assets and liabilities:
Change in receivables	97,835	110,686
Change in prepaid expenses, deferred costs and other	(60,520)	(68,885)
Change in accounts payable	(3,800)	(5,654)
Change in accrued expenses	20,265	(48,319)
Change in income taxes	30,938	14,256
Change in deferred revenues	(185,784)	(184,130)
Net cash from operating activities	336,242	207,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	(229,628)
Capital expenditures	(34,347)	(27,237)
Proceeds from dispositions	900	27,885
Purchased software	(4,561)	(1,471)
Computer software developed	(125,351)	(124,110)
Purchase of investment	(1,146)	(1,000)
Net cash from investing activities	(164,505)	(355,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	335,000	550,000
Repayments on credit facilities and financing leases	(360,000)	(290,059)
Purchase of treasury stock	(20,000)	(25,000)
Dividends paid	(115,792)	(109,346)
Tax withholding payments related to share-based compensation	(5,343)	(8,306)
Proceeds from sale of common stock	9,409	9,006
Net cash from financing activities	(156,726)	126,295
NET CHANGE IN CASH AND CASH EQUIVALENTS	$15,011	$(22,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,243	$48,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,254	$26,552
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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2024 and 2023, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Allowance for credit losses - beginning balance	$8,132	$8,184	$7,955	$7,616
Current provision for expected credit losses	480	420	1,440	1,380
Write-offs charged against allowance	(642)	(444)	(1,425)	(834)
Recoveries of amounts previously written off	—	—	—	(2)
Other	(280)	—	(280)	—
Allowance for credit losses - ending balance	$7,690	$8,160	$7,690	$8,160
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at March 31, 2024, totaled $475,245 and at June 30, 2023, totaled $466,711.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,240,498 and $1,149,913 at March 31, 2024, and June 30, 2023, respectively.
Purchase of Investment
At March 31, 2024, and June 30, 2023, the Company had an investment in the preferred stock of Autobooks, Inc. (“Autobooks”) of $18,250, which represented a non-controlling share of the voting equity as of that date. The total investment was recorded at cost and is included within other non-current assets on the Company's balance sheet. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2024, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at March 31, 2024, was $1,852,118. During the first nine months of fiscal 2024, the Company repurchased 129 shares. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased 151 shares during the first nine months of fiscal 2023.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2024, the results of its operations for the three and nine months ended March 31, 2024 and 2023, changes in stockholders' equity for the three and nine months ended March 31, 2024 and 2023, and its cash flows for the nine months ended March 31, 2024 and 2023. The condensed consolidated balance sheet at June 30, 2023, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2023. For the three and nine months ended March 31, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2023, that are of significance, or potential significance, to the Company.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Private and Public Cloud	$174,122	$158,228	$506,344	$460,357
Product Delivery and Services	51,638	56,372	175,490	172,489
On-Premise Support	79,257	77,322	277,380	269,925
Services and Support	305,017	291,922	959,214	902,771

Processing	233,545	216,630	696,417	640,298

Total Revenue	$538,562	$508,552	$1,655,631	$1,543,069

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2024	June 30, 2023
Receivables, net	$263,416	$361,252
Contract Assets - Current	28,235	26,711
Contract Assets - Non-current	88,778	81,561
Contract Liabilities (Deferred Revenue) - Current	147,328	331,974
Contract Liabilities (Deferred Revenue) - Non-current	66,617	67,755
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
During the three months ended March 31, 2024, and 2023, the Company recognized revenue of $83,083 and $83,179, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2024, and 2023, the Company recognized revenue of $226,419 and $215,263, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2024, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $6,493,836. The Company expects to recognize approximately 24% over the next 12 months, 20% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $464,563 and $442,012, at March 31, 2024, and June 30, 2023, respectively.
For the three months ended March 31, 2024, and 2023, amortization of deferred contract costs totaled $41,107 and $37,381, respectively. During the nine months ended March 31, 2024, and 2023, amortization of deferred contract costs totaled $133,195 and $114,222, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2024
Financial Assets:
Certificates of Deposit	$—	$3,461	$—	$3,461
Financial Liabilities:
Credit facilities	$—	$250,000	$—	$250,000
June 30, 2023
Financial Assets:
Certificates of Deposit	$—	$2,234	$—	$2,234
Financial Liabilities:
Credit facilities	$—	$275,000	$—	$275,000
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
The Company leases certain office space, data centers, and equipment with remaining terms of 2 months to 10 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At March 31, 2024, and June 30, 2023, the Company had operating lease assets of $56,336 and $43,662, respectively. At March 31, 2024, total operating lease liabilities of $62,065 were comprised of current operating lease liabilities of $9,063 and noncurrent operating lease liabilities of $53,002. At June 30, 2023, total operating lease liabilities of $50,269 were comprised of current operating lease liabilities of $9,776 and noncurrent operating lease liabilities of $40,493.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheet. Operating lease assets were recorded net of accumulated amortization of $32,167 and $34,973 as of March 31, 2024, and June 30, 2023, respectively.
Operating lease costs for the three months ended March 31, 2024, and 2023, were $3,190 and $2,903, respectively. Total operating lease costs for the respective quarters included variable lease costs of $1,101 and $846, respectively. Operating lease costs for the nine months ended March 31, 2024, and 2023, were $7,888 and $8,991, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $3,354 and $2,727, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the nine months ended March 31, 2024, and 2023, the Company had operating cash flows for payments on operating leases of $6,855 and $9,230, and ROU assets obtained in exchange for operating lease liabilities of $19,222 and $2,354, respectively.
As of March 31, 2024, and June 30, 2023, the weighted-average remaining lease term for the Company's operating leases was 79 months and 78 months, and the weighted-average discount rate was 2.69% and 2.14%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2024:

Due Dates (fiscal year)	Future Minimum Rental Payments

2024 (remaining period)	$2,423
2025	10,347
2026	10,938
2027	10,422
2028	10,073
Thereafter	25,098
Total lease payments	$69,301
Less: interest	(7,236)
Present value of lease liabilities	$62,065
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2024, there were no legally binding lease payments for leases signed but not yet commenced.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and has a term of 57 months. Sublease income for the three and nine months ended March 31, 2024 was $213 and $345, respectively, and is included within revenue on the Company's condensed consolidated statements of income. There have been no indications of impairment related to the underlying right-of-use asset.

Minimum Sublease Payments
At March 31, 2024, the future total minimum sublease payments to be received were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2024 (remaining period)	$263
2025	807
2026	831
2027	856
2028	882
Total sublease receipts	$3,639
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $70,000 and $95,000 outstanding under the amended and restated credit facility at March 31, 2024 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of March 31, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at March 31, 2024 and June 30, 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at March 31, 2024, or June 30, 2023.
Interest
The Company paid interest of $11,176 and $6,871 during the nine months ended March 31, 2024, and 2023, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, with an effective tax rate of 23.7% of income before income taxes, compared to 23.2% in the prior fiscal year quarter. The increase in the Company's tax rate was primarily due to certain discrete period benefits recognized during the prior fiscal year quarter.

For the nine months ended March 31, 2024, the effective tax rate increased compared to the nine months ended March 31, 2023, with an effective tax rate of 23.6% of income before taxes, compared to 23.3% for the same period last fiscal year. The increase in the effective tax rate for the nine months ended March 31, 2024, was primarily due to the difference in impact of share-based compensation that vested during each of the periods.
The Company paid income taxes, net of refunds, of $70,686 and $103,251 in the nine months ended March 31, 2024, and 2023, respectively. The decrease in paid income taxes for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, was primarily the result of additional cash flow benefits achieved with changes in the impact of Internal Revenue Code Section 174, requiring certain research and development costs to be capitalized, due to related guidance released by the Internal Revenue Service in the current fiscal year.
At March 31, 2024, the Company had $13,999 of gross unrecognized tax benefits before interest and penalties, $12,225 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $2,800 and $1,635 related to uncertain tax positions at March 31, 2024, and 2023, respectively.
The U.S. federal income tax returns for fiscal 2020 and all subsequent years remain subject to examination as of March 31, 2024, under statute of limitations rules. The U.S. state income tax returns that remain subject to examination as of March 31, 2024, under the statute of limitation rules varies by state jurisdiction from fiscal 2016 through 2019 and all subsequent years. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $1,500 to $4,500 within twelve months of March 31, 2024.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2024, and 2023, included $6,924 and $6,915 of stock-based compensation costs, respectively. Our operating income for the nine months ended March 31, 2024, and 2023, included $22,404 and $21,459 of stock-based compensation costs, respectively.
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
During the nine months ended March 31, 2024, there were no options granted, forfeited, or exercised. At March 31, 2024, 12 options were outstanding at a weighted average exercise price of $87.27 with an aggregate intrinsic value of $1,010.
At March 31, 2024, there was no compensation cost yet to be recognized related to outstanding options. All of the options are currently exercisable, with a weighted average remaining contractual term (remaining period of exercisability) of 2.25 years as of March 31, 2024.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.

The following table summarizes non-vested restricted stock unit awards and performance awards as of March 31, 2024:

Unit awards	Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2023	303	$190.08
Granted[1]	154	178.58
Vested	(98)	170.11
Forfeited[2]	(37)	194.25
Outstanding March 31, 2024	322	$190.22	$55,983
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 154 unit awards granted in fiscal 2024, 95 were restricted stock unit awards and 59 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
24 of the performance unit awards granted in fiscal 2024 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 35 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group made up of participants approved by the Compensation Committee of the Company's Board of Directors for fiscal year 2024. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2024
Compensation Peer Group:
Volatility	25.6%
Risk free interest rate	4.48%
Annual dividend based on most recent quarterly dividend	$2.08
Dividend yield	1.23%
Beginning average percentile rank for TSR	74.0%
At March 31, 2024, there was $26,784 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance stock unit awards, which will be recognized over a weighted average period of 1.25 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Income	$87,099	$81,549	$280,743	$268,873
Common share information:
Weighted average shares outstanding for basic earnings per share	72,872	72,935	72,860	72,931
Dilutive effect of stock options, restricted stock units, and performance units	159	139	150	188
Weighted average shares outstanding for diluted earnings per share	73,031	73,074	73,010	73,119
Basic earnings per share	$1.20	$1.12	$3.85	$3.69
Diluted earnings per share	$1.19	$1.12	$3.85	$3.68
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2024, and 2023. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 31 and 29 anti-dilutive stock options, restricted stock units, or performance units excluded for the three and nine months ended March 31, 2024, respectively, and zero and nominal were excluded for the three and nine months ended March 31, 2023, respectively.
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
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, Automated Clearing House (“ACH”) origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering ("AML") and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three and nine months ended March 31, 2023. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and nine months ended March 31, 2023, from Core to Corporate and Other was $1,797 and $5,456, respectively, from Payments to Corporate and Other was $7 and $24, respectively, and from Complementary to Corporate and Other was $135 and $243, respectively. Cost of revenue reclassed for the three and nine months ended March 31, 2023, from Core to Corporate and Other was $1,711 and $5,004, respectively, from Payments to Corporate and Other was $662 and $1,923, respectively, and from Complementary to Corporate and Other was $329 and $989, respectively.

	Three Months Ended
	March 31, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$156,421	$20,440	$109,682	$18,474	$305,017
Processing	10,234	181,479	39,549	2,283	233,545
Total Revenue	166,655	201,919	149,231	20,757	538,562

Cost of Revenue	72,153	109,848	65,414	80,809	328,224
Research and Development					35,993
Selling, General, and Administrative					62,246
Total Expenses					426,463

SEGMENT INCOME	$94,502	$92,071	$83,817	$(60,052)

OPERATING INCOME					112,099

INTEREST INCOME (EXPENSE)					2,066

INCOME BEFORE INCOME TAXES					$114,165

	Three Months Ended
	March 31, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$145,012	$19,833	$108,993	$18,084	$291,922
Processing	10,094	172,000	32,994	1,542	216,630
Total Revenue	155,106	191,833	141,987	19,626	508,552

Cost of Revenue	69,994	106,216	61,037	70,098	307,345
Research and Development					34,625
Selling, General, and Administrative					58,192
Total Expenses					400,162

SEGMENT INCOME	$85,112	$85,617	$80,950	$(50,472)

OPERATING INCOME					108,390

INTEREST INCOME (EXPENSE)					(2,275)

INCOME BEFORE INCOME TAXES					$106,115

	Nine Months Ended
	March 31, 2024
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$487,594	$61,402	$347,733	$62,485	$959,214
Processing	31,102	543,713	115,331	6,271	696,417
Total Revenue	518,696	605,115	463,064	68,756	1,655,631

Cost of Revenue	217,449	330,297	191,712	232,747	972,205
Research and Development					108,363
Selling, General, and Administrative					211,298
Total Expenses					1,291,866

SEGMENT INCOME	$301,247	$274,818	$271,352	$(163,991)

OPERATING INCOME					363,765

INTEREST INCOME (EXPENSE)					3,870

INCOME BEFORE INCOME TAXES					$367,635

	Nine Months Ended
	March 31, 2023
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$452,027	$57,814	$337,413	$55,517	$902,771
Processing	29,934	512,029	95,113	3,222	640,298
Total Revenue	481,961	569,843	432,526	58,739	1,543,069

Cost of Revenue	207,265	314,181	178,085	210,664	910,195
Research and Development					104,179
Selling, General, and Administrative					172,205
Total Expenses					1,186,579

SEGMENT INCOME	$274,696	$255,662	$254,441	$(151,925)

OPERATING INCOME					356,490

INTEREST INCOME (EXPENSE)					(5,866)

INCOME BEFORE INCOME TAXES					$350,624
The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 12.     SUBSEQUENT EVENTS
Dividend — On May 8, 2024, the Company's Board of Directors declared a cash dividend of $0.55 per share on its common stock, payable on June 17, 2024, to stockholders of record as of May 28, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended March 31, 2024.
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
RESULTS OF OPERATIONS
For the third quarter of fiscal 2024, total revenue increased 5.9%, or $30,010, compared to the same quarter in fiscal 2023. Total revenue less deconversion revenue of $843 for the current fiscal quarter and less deconversion revenues of $6,143 for the prior fiscal year third quarter results in an increase of 7.0%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, Jack Henry digital, including Banno, card, and payment processing revenues.
Operating expenses increased 6.6%, or $26,301, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. Deconversion and/or acquisition costs did not significantly affect operating expenses quarter over quarter. The increase was primarily driven by higher personnel costs, higher direct costs, and increased internal licenses and fees.
Operating income increased 3.4%, or $3,709, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. Removing from total operating income the effects of deconversion operating loss of $6 for the current fiscal quarter* and deconversion operating income of $5,130 for the prior fiscal year third quarter results in an increase of 8.6%, quarter over quarter. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 10.2%, or $2,500, for the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023, primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal third quarter was 23.7% compared to 23.2% for the same quarter a year ago. The increase in the effective tax rate was primarily due to certain discrete period benefits recognized during the prior fiscal quarter.
Net income increased 6.8%, or $5,550, for the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023. Removing from total net income the effects of deconversion net loss of $5 for the current fiscal quarter,* and deconversion net income of $3,899 for the prior fiscal year third quarter, results in a 12.2% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the third quarter of fiscal 2024 compared to the same quarter last fiscal year.

*A customer who signed a deconversion agreement in an earlier period signed a reversal of that agreement during the third quarter of fiscal 2024 deciding not to deconvert resulting in the reversal of previously recognized deconversion revenue.

For the nine months ended March 31, 2024, total revenue increased 7.3%, or $112,562, compared to the same period in fiscal year 2023. Total revenue less deconversion and acquisition revenues of $9,861 and $1,945, respectively, for the current fiscal period and less deconversion revenues of $17,042 for the prior fiscal period, results in an increase of 7.7%, period over period. This increase was primarily driven by growth in data processing and hosting, card, Jack Henry digital, payment processing and other processing revenues.
Operating expenses increased 8.9%, or $105,287, for the nine months ended March 31, 2024, compared to the same period in fiscal year 2023. Total operating expenses less deconversion expenses of $2,309, acquisition-related expenses of $4,182, and voluntary employee departure incentive payment ("VEDIP") program expenses of $16,443 for the current fiscal period, and less deconversion expenses of $2,583 and removing the effects of the gain on sale of assets, net, of $7,384 for the prior fiscal year period, results in an increase of 6.5%, period over period. This increase was primarily driven by higher personnel costs, increased direct costs, and higher internal licenses and fees compared to the prior fiscal year period.
Operating income increased 2.0%, or $7,275, for the nine months ended March 31, 2024, compared to the same period in fiscal year 2023. Total operating income less deconversion operating income of $7,552, removing the effects of the VEDIP program of $16,443 and an acquisition operating loss of $2,237 for the current fiscal year period, less deconversion operating income of $14,459 and removing the effects of the gain on sale of assets, net, of $7,384 for the prior fiscal year period, results in a 12.0% increase period over period. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 6.3%, or $5,141, for the nine months ended March 31, 2024, compared to the same period in fiscal year 2023, primarily driven by the increase in income before income taxes. The effective tax rate for the nine months ended March 31, 2024, was 23.6% compared to 23.3% for the same period a year ago. The increase in the effective tax rate was primarily due to the difference in impact of share-based compensation that vested during the comparative periods.
Net income increased 4.4%, or $11,870, for the nine months ended March 31, 2024, compared to the same period a year ago. Total net income less deconversion net income of $5,739, plus net loss for the acquisition and the VEDIP program of $3,539 and $12,497, respectively, for the current fiscal year period, and less net income for deconversions and the gain on sale of assets, net, of $10,989 and $5,612, respectively, for the prior fiscal year period, results in a 15.4% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the nine months ended March 31, 2024, compared to the same period last fiscal year.
We move into the fourth quarter of fiscal 2024 with significant portions of our business continuing to come from recurring revenues and our sales pipeline remaining encouraging. Our customers continue to face regulatory and operational challenges which our products and services address, and we believe they have a great need for our solutions that directly address institutional profitability, efficiency, and security. Our strong balance sheet, access to extensive lines of credit, the continued strength of our existing lines of revenue, and an unwavering commitment to superior customer service should position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2024, follows. On August 31, 2022, the Company acquired all of the equity interest in Payrailz, LLC (“Payrailz”). Payrailz (“acquisition”) related revenue and operating expenses mentioned in the nine months ended March 31, 2024, discussions below are for the first two months of the period only.
Discussions compare the current fiscal year's three and nine months ended March 31, 2024, to the prior fiscal year's three and nine months ended March 31, 2023.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Services and Support	$305,017	$291,922	4.5%	$959,214	$902,771	6.3%
Percentage of total revenue	57%	57%		58%	59%
Services and support revenue increased 4.5% for the third quarter of fiscal 2024 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $843 for the current fiscal year quarter and $6,143 for the prior fiscal year quarter, results in growth of 6.4% quarter over quarter. This increase was primarily driven by double-digit growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand.

Services and support revenue increased 6.3% for the nine months ended March 31, 2024 compared to the same period a year ago. Reducing services and support revenue for deconversion revenue from each period, which was $9,861 for the current fiscal year period and $17,042 for the prior fiscal year period, and acquisition revenue of $2 for the current fiscal year period, results in growth of 7.2% period over period. This increase was primarily driven by double-digit growth in data processing and hosting as new and existing customers migrate to our private cloud and processing volumes expand, software usage as customers continue moving to time-based licenses rather than perpetual, hardware, and consulting revenues.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Processing	$233,545	$216,630	7.8%	$696,417	$640,298	8.8%
Percentage of total revenue	43%	43%		42%	41%
Processing revenue increased 7.8% for the third quarter of fiscal 2024 compared to the same quarter last fiscal year. Deconversion and/or acquisition revenue did not significantly affect processing revenue quarter over quarter. This increase was primarily driven by growth in Jack Henry digital revenue (including Banno) from higher active users and expanding volumes from existing products and the introduction of new products, growth in card revenue primarily from organic growth from expanding volumes, higher payment processing revenues from expanding volumes and new customer revenue, and increased other processing revenues.
Processing revenue increased 8.8% for the nine months ended March 31, 2024, compared to the same period last fiscal year. Reducing processing revenue for acquisition revenue of $1,943 for the current fiscal year period, results in growth of 8.5% period over period. This increase was primarily driven by growth in card revenue primarily from organic growth from expanding volumes, growth in Jack Henry digital revenue (including Banno) from higher active users and expanding volumes from existing products and the introduction of new products, increased payment processing revenues from expanding volumes and new customer revenue, and higher other processing revenues.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Cost of Revenue	$328,224	$307,345	6.8%	$972,205	$910,195	6.8%
Percentage of total revenue	61%	60%		59%	59%
Cost of revenue for the third quarter of fiscal 2024 increased 6.8% over the prior fiscal year third quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $671 for the current fiscal year quarter and $470 for the prior fiscal year quarter, results in a 6.7% increase quarter over quarter. This increase was primarily due to higher direct costs, generally consistent with increases in the related revenue, higher personnel costs due to an increase in employee headcount in the trailing twelve months and increased bonus attainment quarter over quarter, and increased internal licenses and fees from increased pricing and deployment. Cost of revenue increased 1% compared to the prior fiscal year quarter as a percentage of total revenue.
Cost of revenue increased 6.8% for the nine months ended March 31, 2024, compared to the same period last fiscal year. Reducing cost of revenue for deconversion costs from each period, which were $1,562 for the current fiscal period and $1,435 for the prior fiscal period, and for acquisition costs of $3,334 from the current fiscal period, results in a 6.4% increase period over period. This increase was primarily due to higher direct costs generally consistent with related increases in revenue, higher personnel costs due to an increase in employee headcount in the trailing twelve months and increased bonus attainment period over period, and increased internal licenses and fees from increased pricing and deployment. Cost of revenue remained consistent compared to the prior fiscal year period as a percentage of total revenue.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Research and Development	$35,993	$34,625	4.0%	$108,363	$104,179	4.0%
Percentage of total revenue	7%	7%		7%	7%

Research and development expense increased 4.0% for the third quarter of fiscal 2024 compared to the prior fiscal year third quarter. Deconversion and/or acquisition costs did not significantly affect research and development expenses quarter over quarter. This increase was primarily due to higher cloud consumption costs, net of capitalization. Research and development expense for the quarter remained consistent compared to the prior fiscal year quarter as a percentage of total revenue.
Research and development expense increased 4.0% for the nine months ended March 31, 2024, compared to the same period last fiscal year. Reducing research and development expense for the effects of acquisitions of $656 for the current fiscal year period results in a 3.4% increase period over period. This increase was primarily due to an increase in personnel costs, net of capitalization, including increased bonus attainment period over period. Research and development expense for the current fiscal year period remained consistent compared to the prior fiscal year period as a percentage of total revenue.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Selling, General, and Administrative	$62,246	$58,192	7.0%	$211,298	$172,205	22.7%
Percentage of total revenue	12%	11%		13%	11%
Selling, general, and administrative expense increased 7.0% in the third quarter of fiscal 2024 over the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $178 for the current fiscal year quarter and $543 for the prior fiscal year quarter, results in a 7.7% increase quarter over quarter. This increase was primarily due to higher personnel costs from commissions and medical benefits expenses. Selling, general, and administrative expense increased 1% as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.
Selling, general, and administrative expense increased 22.7% in the nine months ended March 31, 2024, compared to the same period last fiscal year. Reducing selling, general, and administrative expense for the effects of deconversions from each period, which were $747 for the current fiscal year period and $1,148 for the prior fiscal year period, for VEDIP program expenses of $16,443 and the effect of the acquisition of $192 in the current fiscal year period and removing the effect of the gain on sale of assets, net, of $7,384 in the prior fiscal year period, results in an 8.7% increase period over period. This increase was primarily due to higher personnel costs, including commissions and medical benefits expenses, and a decrease in the gain on sale of assets, net, period over period. Selling, general, and administrative expense increased 2% as a percentage of total revenue this fiscal year period versus the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Interest Income	$6,499	$2,391	171.8%	$16,365	$3,783	332.6%
Interest Expense	$(4,433)	$(4,666)	(5.0)%	$(12,495)	$(9,649)	29.5%
Interest income fluctuated due to changes in interest earned on balances during the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023. Interest expense decreased when compared to the prior fiscal year quarter due to a decrease in the amount borrowed partially offset by increases in prevailing interest rates. Interest expense increased when compared to the prior year-to-date period due to increases in prevailing interest rates partially offset by a decrease in the amount borrowed. There was a $250,000 outstanding balance under the revolving credit and term loan facilities at March 31, 2024, and $375,000 outstanding balance under the revolving credit and term loan facilities at March 31, 2023.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Provision for Income Taxes	$27,066	$24,566	10.2%	$86,892	$81,751	6.3%
Effective Rate	23.7%	23.2%		23.6%	23.3%

The effective tax rate increased for the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023, with an effective tax rate of 23.7% and 23.6%, respectively, of income before taxes, compared to 23.2% and 23.3%, respectively, of income before taxes for the same periods last fiscal year. The increase in the effective tax rate for the comparative quarters was primarily due to certain discrete period benefits recognized during the prior fiscal year quarter. The increase in the effective tax rate for the comparative year-to-date periods was primarily due to the difference in impact of share-based compensation that vested during each of the comparative periods.

NET INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Net income	$87,099	$81,549	6.8%	$280,743	$268,873	4.4%
Diluted earnings per share	$1.19	$1.12	6.9%	$3.85	$3.68	4.6%
Net income increased 6.8% to $87,099, or $1.19 per diluted share, for the third quarter of fiscal 2024 compared to $81,549, or $1.12 per diluted share, in the same quarter of fiscal 2023. Increasing net income by deconversion net loss of $5 for the current fiscal quarter, and decreasing net income by deconversion net income of $3,899 for the prior fiscal year third quarter, results in a 12.2% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the third quarter of fiscal 2024 compared to the same quarter last fiscal year.
Net income increased 4.4% to $280,743, or $3.85 per diluted share, for the nine months ended March 31, 2024, compared to $268,873, or $3.68 per diluted share, in the same period of fiscal 2023. Removing from net income the effects of deconversion net income of $5,739, the net loss from the acquisition of $3,539, and the net loss from the VEDIP program of $12,497 for the current fiscal year period, and for the effects of deconversion net income of $10,989 and the gain on sale of assets, net, of $5,612 for the prior year fiscal period, results in a 15.4% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the nine months ended March 31, 2024, compared to the same period last fiscal year.

REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services; online and mobile bill pay solutions; ACH origination and remote deposit capture processing; and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/AML and lending/deposit solutions, that can be integrated with our core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to the other three segments, as well as operating expenses not directly attributable to the other three segments, except for items that are deemed unassigned and excluded from any segment.
Immaterial adjustments have been made between segments to reclassify revenue and cost of revenue that was recognized for the three and nine months ended March 31, 2023. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the three and nine months ended March 31, 2023, from Core to Corporate and Other was $1,797 and $5,456, respectively, from Payments to Corporate and Other was $7 and $24, respectively, and from Complementary to Corporate and Other was $135 and $243, respectively. Cost of revenue reclassed for the three and nine months ended March 31, 2023, from Core to Corporate and Other was $1,711 and $5,004, respectively, from Payments to Corporate and Other was $662 and $1,923, respectively, and from Complementary to Corporate and Other was $329 and $989, respectively.

Core	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Revenue	$166,655	$155,106	7.4%	$518,696	$481,961	7.6%
Cost of Revenue	$72,153	$69,994	3.1%	$217,449	$207,265	4.9%
Revenue in the Core segment increased 7.4% and cost of revenue increased 3.1% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Reducing Core revenue for deconversion revenue in both quarters, which totaled $1,291 for the three months ended March 31, 2024, and $2,315 for the three months ended March 31, 2023, results in an 8.2% increase quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand. Deconversion and/or acquisition costs did not significantly affect Core cost of revenue quarter over quarter. The Core cost of revenue increase was primarily due to higher direct costs generally consistent with increases in revenue. Core cost of revenue decreased 2% as a percentage of Core revenue for the third quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Core segment increased 7.6% and cost of revenue increased 4.9% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Reducing Core revenue for deconversion revenue in both periods, which totaled $4,885 for the nine months ended March 31, 2024, and $6,248 for the nine months ended March 31, 2023, results in a 8.0% increase period over period. This increase was primarily driven by the growth in data processing and hosting revenues as new and existing customers migrate to our private cloud and processing volumes expand. Deconversion and/or acquisition costs did not significantly affect Core cost of revenue period over period. The Core cost of revenue increase was primarily due to higher direct costs generally consistent with increases in revenue. Core cost of revenue decreased 1% as a percentage of Core revenue for the nine months ended March 31, 2024, compared to the same period in fiscal 2023.

Payments	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Revenue	$201,919	$191,833	5.3%	$605,115	$569,843	6.2%
Cost of Revenue	$109,848	$106,216	3.4%	$330,297	$314,181	5.1%
Revenue in the Payments segment increased 5.3% and cost of revenue increased 3.4% for the third quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $910 for the third quarter of fiscal 2024 and $1,643 for the third quarter of fiscal 2023, results in a 5.7% increase quarter over quarter. This increase was primarily due to higher card revenue from organic growth from slightly higher volumes, higher payment processing revenues from slightly higher volumes and new customer revenue, and increased remote capture and ACH revenue. Deconversion and/or acquisition costs did not significantly affect Payments cost of revenue quarter over quarter. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in revenue. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the third quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Payments segment increased 6.2% and cost of revenue increased 5.1% for the nine months ended March 31, 2024, compared to the equivalent period of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both periods, which totaled $3,470 for the nine months ended March 31, 2024 and $4,413 for the nine months ended March 31, 2023, and acquisition revenue of $1,945 from the current fiscal year period, results in a 6.1% increase period over period. This increase was primarily due to higher card revenue from organic growth from expanding volumes, higher payment processing revenue from expanding volumes and new customer revenue, and increased remote capture and ACH revenue. Deconversion and/or acquisition costs did not significantly affect Payments cost of revenue period over period. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in revenues and higher personnel costs from an increase in employee headcount in the trailing twelve months. Payments cost of revenue as a percentage of Payments revenue remained consistent for the nine months ended March 31, 2024, compared to the same period in fiscal 2023.

Complementary	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Revenue	$149,231	$141,987	5.1%	$463,064	$432,526	7.1%
Cost of Revenue	$65,414	$61,037	7.2%	$191,712	$178,085	7.7%
Revenue in the Complementary segment increased 5.1% and cost of revenue increased 7.2% for the third quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. Increasing Complementary revenue for the reversal of deconversion revenue in the current fiscal year quarter of $1,366 (see note in Results of Operations and Revenue on page 22), and decreasing Complementary revenue for deconversion revenue of $2,170 for the third quarter of fiscal 2023, results in a 7.7% increase quarter over quarter. This increase was primarily driven by higher Jack Henry digital revenue as active users increased and volumes expanded from existing products and new products were introduced, and hosting revenues as new and existing customers continued to migrate to our private cloud and processing volumes expanded. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $348 for the third quarter of fiscal 2024 and $166 for the third quarter of fiscal 2023, results in a 6.9% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in revenues and increased amortization of capitalized software from capital software development projects. Complementary cost of revenue as a percentage of Complementary revenue increased 1% for the third quarter of fiscal 2024 compared to the same quarter in fiscal 2023.
Revenue in the Complementary segment increased 7.1% and cost of revenue increased 7.7% for the nine months ended March 31, 2024, compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $1,440 for the nine months ended March 31, 2024, and $6,319 for the nine months ended March 31, 2023, results in an 8.3% increase period over period. This increase was primarily driven by higher Jack Henry digital revenue as active users increased and volumes expanded from existing products and new products were introduced, and hosting revenues, as new and existing customers continued to migrate to our private cloud and processing volumes expanded. Reducing Complementary cost of revenue for deconversion costs in both periods, which totaled $715 for the nine months ended March 31, 2024, and $538 for the nine months ended March 31, 2023, results in a 7.6% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in revenue and increased amortization of capitalized software from capital software development projects. Complementary cost of revenue as a percentage of Complementary revenue remained consistent for the nine months ended March 31, 2024, compared to the same period in fiscal 2023.

Corporate and Other	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2024	2023		2024	2023
Revenue	$20,757	$19,626	5.8%	$68,756	$58,739	17.1%
Cost of Revenue	$80,809	$70,098	15.3%	$232,747	$210,664	10.5%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment increased 5.8% for the third quarter of fiscal 2024 compared to the equivalent quarter of the prior fiscal year. The Corporate and other revenue increase was primarily due to the increase in other processing revenue quarter over quarter. Deconversion and/or acquisition revenue did not significantly affect Corporate and Other revenue quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The cost of revenue in the third quarter of fiscal 2024 increased 15.3% when compared to the prior fiscal year quarter. This increase was primarily due to higher internal licenses and fees from increased pricing and deployment and higher personnel costs, including an increase in headcount in the trailing twelve months and higher bonus attainment, quarter over quarter. Deconversion and/or acquisition costs did not significantly affect Corporate and Other cost of revenue quarter over quarter.
Revenue in the Corporate and Other segment increased 17.1% for the nine months ended March 31, 2024, compared to the equivalent period of the prior fiscal year. This increase was primarily due to higher other processing and hardware revenues period over period. Deconversion and/or acquisition revenue did not significantly affect Corporate and Other revenue period over period.

Cost of revenue for the Corporate and Other segment for the nine months ended March 31, 2024, increased 10.5% when compared to the prior fiscal year period. This increase was primarily due to higher internal licenses and fees from increased pricing and deployment and higher personnel costs, including an increase in headcount in the trailing twelve months and higher bonus attainment, period over period. Deconversion and/or acquisition costs did not significantly affect Corporate and Other cost of revenue period over period.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $27,254 at March 31, 2024, from $12,243 at June 30, 2023.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2024	2023
Net income	$280,743	$268,873
Non-cash expenses	156,565	120,204
Change in receivables	97,835	110,686
Change in deferred revenue	(185,784)	(184,130)
Change in other assets and liabilities	(13,117)	(108,602)
Net cash provided by operating activities	$336,242	$207,031
Cash provided by operating activities for the first nine months of fiscal 2024 increased 62% compared to the same period last year primarily due to the increase in accrued expenses period over period. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first nine months of fiscal 2024 totaled $164,505 and included: $125,351 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $34,347; $4,561 for the purchase and development of internal use software; and the purchase of investment of $1,146. Cash uses were partially offset by proceeds from the sale of assets of $900. Cash used in investing activities for the first nine months of fiscal 2023 totaled $355,561 and included: $229,628 for an acquisition; $124,110 for the development of software; $27,237 for capital expenditures; $1,471 for the purchase and development of internal use software; and the purchase of investment of $1,000. Cash uses were partially offset by proceeds from the sale of assets of $27,885.
Financing activities used cash of $156,726 for the first nine months of fiscal 2024 and included payments on credit facilities of $360,000, dividends paid to stockholders of $115,792, and the purchases of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $335,000 and $4,066 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities provided cash of $126,295 in the first nine months of fiscal 2023 and included borrowings on credit facilities of $550,000 and $700 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Cash provided was partially offset by repayments on credit facilities and financing leases of $290,059, $109,346 for the payment of dividends, and the purchase of treasury stock of $25,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $34,347 and $27,237 for the nine months ended March 31, 2024, and March 31, 2023, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2024 are expected to be approximately $77,000 and have been or will be funded from our credit facilities and cash generated by operations.
In July 2023, the Company conducted a voluntary separation program for certain eligible employees that included a VEDIP payment for the eligible employees who chose to participate in the program. The Company made payments associated with the VEDIP program in the approximate amount of $16,443 from July 2023 through December 2023, including immaterial payments continuing into calendar 2024.

On August 8, 2023, the Company entered into a contract to purchase fixed assets that added contractual spend obligations of $30,392 for the period of December 16, 2023, through October 15, 2025. On February 1, 2024, the Company entered into a technology services contract that added contractual spend obligations of $11,454 for the period of February 1, 2024, through January 31, 2029. These commitments are in addition to the commitments discussed in our Annual Report on Form 10-K for the year ended June 30, 2023.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2024, there were 31,323 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,667 additional shares. The total cost of treasury shares at March 31, 2024, was $1,852,118, and the Company repurchased 129 shares during the first nine months of fiscal 2024. At June 30, 2023, there were 31,194 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,796 additional shares. The total cost of treasury shares at June 30, 2023, was $1,832,118 and the Company repurchased 151 shares during the first nine months of fiscal 2023.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $70,000 and $95,000 outstanding under the amended and restated credit facility at March 31, 2024 and June 30, 2023, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of March 31, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $180,000 outstanding under the term loan at March 31, 2024 and June 30, 2023.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2025. There was no balance outstanding at March 31, 2024, or June 30, 2023.

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
We had $250,000 outstanding debt with variable interest rates as of March 31, 2024, and a 1% increase in our borrowing rate would increase our annual interest expense by $2,500.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2024, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2024:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 - January 31, 2024	—	$—	—	3,667,497
February 1 - February 29, 2024	—	—	—	3,667,497
March 1 - March 31, 2024	—	—	—	3,667,497
Total	—	$—	—	3,667,497
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,323,119 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2024, and June 30, 2023, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2024, and 2023, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2024, and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024, and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 9, 2024	/s/ David B. Foss
David B. Foss
Chief Executive Officer and Board Chair

Date:	May 9, 2024	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer