Form 10-Q
period 2024-09-30
JACK HENRY & ASSOCIATES INC
filed 2024-11-08
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
As of October 28, 2024, the Registrant had 72,959,325 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “Jack Henry,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
(Unaudited)
	September 30, 2024	June 30, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,212	$38,284
Receivables, net	306,660	333,033
Income tax receivable	—	6,149
Prepaid expenses and other	190,537	168,768
Deferred costs	84,082	85,784
Assets held for sale	10,012	—
Total current assets	634,503	632,018
PROPERTY AND EQUIPMENT, net	212,253	215,069
OTHER ASSETS:
Non-current deferred costs	186,891	183,307
Computer software, net of amortization	599,816	592,761
Other non-current assets	413,758	417,621
Customer relationships, net of amortization	54,678	56,757
Other intangible assets, net of amortization	21,815	22,151
Goodwill	804,797	804,797
Total other assets	2,081,755	2,077,394
Total assets	$2,928,511	$2,924,481
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,492	$25,314
Accrued expenses	180,201	200,770
Accrued income taxes	31,020	—
Current maturities of long-term debt	90,000	90,000
Deferred revenues	248,977	317,730
Total current liabilities	570,690	633,814
LONG-TERM LIABILITIES:
Non-current deferred revenues	70,597	71,202
Deferred income tax liability	239,435	243,522
Debt, net of current maturities	50,000	60,000
Other long-term liabilities	72,761	73,579
Total long-term liabilities	432,793	448,303
Total liabilities	1,003,483	1,082,117
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,332,023 shares issued at September 30, 2024; 104,245,089 shares issued at June 30, 2024	1,043	1,042
Additional paid-in capital	623,381	619,805
Retained earnings	3,160,777	3,081,690
Less treasury stock at cost 31,372,959 shares at September 30, 2024; 31,372,959 shares at June 30, 2024	(1,860,173)	(1,860,173)
Total stockholders' equity	1,925,028	1,842,364
Total liabilities and equity	$2,928,511	$2,924,481
See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended
	September 30,
	2024	2023

REVENUE	$600,982	$571,368

EXPENSES
Cost of Revenue	343,432	323,002
Research and Development	39,686	36,892
Selling, General, and Administrative	66,588	78,774
Total Expenses	449,706	438,668

OPERATING INCOME	151,276	132,700

INTEREST INCOME (EXPENSE)
Interest Income	8,347	4,745
Interest Expense	(2,825)	(4,197)
Total Interest Income (Expense)	5,522	548

INCOME BEFORE INCOME TAXES	156,798	133,248

PROVISION FOR INCOME TAXES	37,607	31,569

NET INCOME	$119,191	$101,679

Basic earnings per share	$1.63	$1.40
Basic weighted average shares outstanding	72,905	72,869

Diluted earnings per share	$1.63	$1.39
Diluted weighted average shares outstanding	73,078	73,014

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended
	September 30,
	2024	2023
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	104,245,089	104,088,784
Shares issued for equity-based payment arrangements	65,387	31,057
Shares issued for Employee Stock Purchase Plan	21,547	24,708
Shares, end of period	104,332,023	104,144,549

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,042	$1,041
Shares issued for equity-based payment arrangements	1	—
Balance, end of period	$1,043	$1,041

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$619,805	$583,836
Shares issued for equity-based payment arrangements	(1)	—
Tax withholding related to share-based compensation	(6,169)	(2,944)
Shares issued for Employee Stock Purchase Plan	3,041	3,418
Stock-based compensation expense	6,705	7,148
Balance, end of period	$623,381	$591,458

RETAINED EARNINGS:
Balance, beginning of period	$3,081,690	$2,855,751
Net income	119,191	101,679
Dividends	(40,104)	(37,863)
Balance, end of period	$3,160,777	$2,919,567

TREASURY STOCK:
Balance, beginning of period	$(1,860,173)	$(1,832,118)
Purchase of treasury shares	—	(20,000)
Balance, end of period	$(1,860,173)	$(1,852,118)

TOTAL STOCKHOLDERS' EQUITY	$1,925,028	$1,659,948

Dividends declared per share	$0.55	$0.52

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
(Unaudited)
	Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,191	$101,679
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	11,273	12,052
Amortization	39,221	37,183
Change in deferred income taxes	(4,087)	(10,178)
Expense for stock-based compensation	6,705	7,148
(Gain)/loss on disposal of assets	(27)	(111)
Changes in operating assets and liabilities:
Change in receivables	26,373	72,519
Change in prepaid expenses, deferred costs and other	(18,788)	(17,356)
Change in accounts payable	(9,116)	(1,234)
Change in accrued expenses	(23,067)	(17,285)
Change in income taxes	38,576	39,044
Change in deferred revenues	(69,358)	(66,322)
Net cash from operating activities	116,896	157,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,801)	(7,612)
Proceeds from dispositions	—	852
Purchased software	(2,676)	(2,280)
Computer software developed	(42,259)	(41,486)
Proceeds from investments	1,000	—
Purchase of investment	(2,000)	—
Net cash from investing activities	(58,736)	(50,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	75,000	135,000
Repayments on credit facilities	(85,000)	(165,000)
Purchase of treasury stock	—	(20,000)
Dividends paid	(40,104)	(37,863)
Proceeds from issuance of common stock upon exercise of stock options	1	—
Tax withholding payments related to share-based compensation	(6,169)	(2,944)
Proceeds from sale of common stock	3,040	3,418
Net cash from financing activities	(53,232)	(87,389)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$4,928	$19,224
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$38,284	$12,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,212	$31,467

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
Comprehensive Income
Comprehensive income for the three months ended September 30, 2024 and 2023, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Allowance for credit losses - beginning balance	$7,477	$7,955
Current provision for expected credit losses	480	480
Write-offs charged against allowance	(629)	(231)
Other	(71)	—
Allowance for credit losses - ending balance	$7,257	$8,204
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at September 30, 2024, totaled $485,051 and at June 30, 2024, totaled $486,168. During the three months ended September 30, 2024, the Company received an offer to purchase one of its facilities and management has committed to a plan to sell the facility. At September 30, 2024, the facility included assets with a carrying value of approximately $10,012. The Company expects to record a gain on the sale upon closing. Total assets held for sale by the Company at September 30, 2024 and June 30, 2024 were $10,012 and $0, respectively, and were included in assets held for sale on the Company's balance sheets and were not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,318,719 and $1,279,499 at September 30, 2024, and June 30, 2024, respectively.

Purchase of Investment
At September 30, 2024, and June 30, 2024, the Company had $25,750 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at September 30, 2024, was $1,860,173. During the first three months of fiscal 2025, the Company repurchased no shares. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first three months of fiscal 2024.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2024.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2024, the results of its operations for the three months ended September 30, 2024 and 2023, changes in stockholders' equity for the three months ended September 30, 2024 and 2023, and its cash flows for the three months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at June 30, 2024, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three months ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2024. For the three months ended September 30, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2024, that are of significance, or potential significance, to the Company.
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

	Three Months Ended September 30,
	2024	2023
Private and Public Cloud	$182,260	$163,489
Product Delivery and Services	57,663	60,839
On-Premise Support	116,756	117,877
Services and Support	356,679	342,205

Processing	244,303	229,163

Total Revenue	$600,982	$571,368

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	September 30, 2024	June 30, 2024
Receivables, net	$306,660	$333,033
Contract Assets - Current	33,913	33,610
Contract Assets - Non-current	101,739	103,295
Contract Liabilities (Deferred Revenue) - Current	248,977	317,730
Contract Liabilities (Deferred Revenue) - Non-current	70,597	71,202
Contract assets primarily result from revenue being recognized when or as control of a solution or service is transferred to the client, except where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of contract assets is reported within prepaid expenses and other in the condensed consolidated balance sheets, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from clients in advance of delivery of the related goods and services to the client. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
During the three months ended September 30, 2024, and 2023, the Company recognized revenue of $94,159 and $99,220, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2024, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,137,233. The Company expects to recognize approximately 24% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $505,993 and $503,152, at September 30, 2024, and June 30, 2024, respectively.
For the three months ended September 30, 2024, and 2023, amortization of deferred contract costs totaled $54,907 and $50,537, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2024
Financial Assets:
Certificates of Deposit	$—	$4,459	$—	$4,459
Financial Liabilities:
Credit facilities	$—	$140,000	$—	$140,000
June 30, 2024
Financial Assets:
Certificates of Deposit	$—	$3,505	$—	$3,505
Financial Liabilities:
Credit facilities	$—	$150,000	$—	$150,000
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
The Company leases certain office space, data centers, and equipment with remaining terms of 4 months to 9 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2024, and June 30, 2024, the Company had operating lease assets of $51,892 and $53,981, respectively. At September 30, 2024, total operating lease liabilities of $57,902 were comprised of current operating lease liabilities of $8,977 and noncurrent operating lease liabilities of $48,925. At June 30, 2024, total operating lease liabilities of $59,604 were comprised of current operating lease liabilities of $8,454 and noncurrent operating lease liabilities of $51,150.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $36,699 and $34,306 as of September 30, 2024, and June 30, 2024, respectively.
Operating lease costs for the three months ended September 30, 2024, and 2023, were $2,893 and $2,468, respectively. Total operating lease costs for the respective quarters included variable lease costs of $554 and $544, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the three months ended September 30, 2024, and 2023, the Company had operating cash flows for payments on operating leases of $2,505 and $2,171, and ROU assets obtained in exchange for operating lease liabilities of $7 and $0, respectively.
As of September 30, 2024, and June 30, 2024, the weighted-average remaining lease term for the Company's operating leases was 75 months and 78 months, and the weighted-average discount rate was 2.70% and 2.70%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2024:

Due Dates (fiscal year)	Future Minimum Rental Payments

2025 (remaining period)	$8,108
2026	11,048
2027	10,455
2028	10,106
2029	7,548
Thereafter	17,667
Total lease payments	$64,932
Less: interest	(7,030)
Present value of lease liabilities	$57,902
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2024, there were no material legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and it had an initial term of 57 months. Sublease income for the three months ended September 30, 2024 was $271. There have been no indications of impairment related to the underlying right-of-use asset.
Minimum Sublease Payments
At September 30, 2024, the future total minimum sublease payments to be received were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2025 (remaining period)	$610
2026	831
2027	856
2028	882
Total sublease receipts	$3,179

NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $50,000 and $60,000 outstanding under the amended and restated credit facility at September 30, 2024 and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of September 30, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $90,000 outstanding under the term loan at September 30, 2024 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at September 30, 2024, or June 30, 2024.
Interest
The Company paid interest of $1,588 and $3,509 during the three months ended September 30, 2024, and 2023, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, with an effective tax rate of 24.0% of income before income taxes, compared to 23.7% in the prior fiscal year quarter.
The Company paid income taxes, net of refunds, of $3,006 and $2,569 in the three months ended September 30, 2024, and 2023, respectively.
At September 30, 2024, the Company had $20,084 of gross unrecognized tax benefits before interest and penalties, $18,153 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $3,752 related to uncertain tax positions at September 30, 2024.
The U.S. federal and state income tax returns for fiscal 2021 and all subsequent years remain subject to examination as of September 30, 2024, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of September 30, 2024, under the statute of limitation rules from fiscal 2016 through 2020. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $3,000 to $7,000 within twelve months of September 30, 2024.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended September 30, 2024, and 2023, included $6,705 and $7,148 of stock-based compensation costs, respectively.
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 EIP”) for its associates and non-employee directors. The plan allows for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 3,000.
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
During the three months ended September 30, 2024, there were no options granted, forfeited, or exercised. At September 30, 2024, 12 options were outstanding at a weighted average exercise price of $87.27 with an aggregate intrinsic value of $1,043.
At September 30, 2024, there was no compensation cost yet to be recognized related to outstanding options. All of the options are currently exercisable, with a weighted average remaining contractual term (remaining period of exercisability) of 1.75 years as of September 30, 2024.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.
The following table summarizes non-vested restricted stock unit awards and performance awards as of September 30, 2024:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2024	325	$189.68
Granted[1]	145	172.15
Vested	(92)	194.47
Forfeited[2]	(10)	181.14
Outstanding September 30, 2024	368	$181.83	$64,903
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 145 unit awards granted in fiscal 2025, 101 were restricted stock unit awards and 44 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.

18 of the performance unit awards granted in fiscal 2025 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 26 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group made up of participants approved by the Human Capital & Compensation Committee of the Company's Board of Directors for fiscal year 2025. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2025
Compensation Peer Group:
Volatility	24.5%
Risk free interest rate	3.72%
Annual dividend based on most recent quarterly dividend	$2.20
Dividend yield	1.29%
Beginning average percentile rank for TSR	41.0%
At September 30, 2024, there was $37,964 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance stock unit awards, which will be recognized over a weighted average period of 1.47 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2024	2023
Net Income	$119,191	$101,679
Common share information:
Weighted average shares outstanding for basic earnings per share	72,905	72,869
Dilutive effect of stock options, restricted stock units, and performance units	173	145
Weighted average shares outstanding for diluted earnings per share	73,078	73,014
Basic earnings per share	$1.63	$1.40
Diluted earnings per share	$1.63	$1.39
Per share information is based on the weighted average number of common shares outstanding for the three months ended September 30, 2024, and 2023. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were nominal anti-dilutive stock options, restricted stock units, or performance units excluded for the three months ended September 30, 2024 and 2023.
NOTE 10.    REPORTABLE SEGMENT INFORMATION

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
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three months ended September 30, 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three months ended September 30, 2023, from Complementary to Corporate and Other, was $1,318.

	Three Months Ended
	September 30, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$184,866	$22,743	$129,993	$19,077	$356,679
Processing	10,758	189,180	41,709	2,656	244,303
Total Revenue	195,624	211,923	171,702	21,733	600,982

Cost of Revenue	81,420	113,020	65,967	83,025	343,432
Research and Development					39,686
Selling, General, and Administrative					66,588
Total Expenses					449,706

SEGMENT INCOME	$114,204	$98,903	$105,735	$(61,292)

OPERATING INCOME					151,276

INTEREST INCOME (EXPENSE)					5,522

INCOME BEFORE INCOME TAXES					$156,798

	Three Months Ended
	September 30, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$175,744	$19,903	$124,270	$22,288	$342,205
Processing	10,695	179,455	37,096	1,917	229,163
Total Revenue	186,439	199,358	161,366	24,205	571,368

Cost of Revenue	75,927	108,826	60,957	77,292	323,002
Research and Development					36,892
Selling, General, and Administrative					78,774
Total Expenses					438,668

SEGMENT INCOME	$110,512	$90,532	$100,409	$(53,087)

OPERATING INCOME					132,700

INTEREST INCOME (EXPENSE)					548

INCOME BEFORE INCOME TAXES					$133,248

The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11.     SUBSEQUENT EVENTS
On October 31, 2024, the Company entered into a new line of credit, the Discretionary Line of Credit Demand Note, with Fifth Third Bank in the amount of $50,000 and bears interest at the prime rate less 2.0%. The line of credit renews annually.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended September 30, 2024.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,170 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions. Our solutions serve approximately 7,500 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
Our two primary revenue streams are “services and support” and “processing.” Services and support includes: “private and public cloud” revenues that predominantly have contract terms of six years at inception; “product delivery and services” revenues, which include revenues from the sales of licenses, implementation services, deconversions, consulting, and hardware; and “on-premise support” revenues, composed of maintenance fees that primarily contain annual contract terms. Processing includes: "remittance” revenues from payment processing, remote capture, and ACH transactions; “card” revenues, including card transaction processing and monthly fees; and “transaction and digital” revenues, which include transaction and mobile processing revenues. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of revenue.
A detailed discussion of the major components of the results of operations follows. All amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
For the first quarter of fiscal 2025, total revenue increased 5.2%, or $29,614, compared to the same quarter in fiscal 2024. Total revenue less deconversion revenue of $3,697 for the current fiscal quarter and less deconversion revenues of $4,136 for the prior fiscal year first quarter results in an increase of 5.3%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting, card, and Jack Henry digital revenues, including Banno.
Operating expenses increased 2.5%, or $11,038, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Total operating expenses less deconversion operating expenses of $202 for the current fiscal quarter and less deconversion operating expenses of $381 and non-recurring expenses of $16,443 for the prior fiscal year first quarter results in an increase of 6.6%. This increase was primarily driven by higher personnel and direct costs, increased internal licenses and fees, and higher amortization.
Operating income increased 14.0%, or $18,576, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Removing from total operating income the effects of deconversion operating income of $3,495 for the current fiscal quarter and deconversion operating income of $3,755 and non-recurring expenses of $16,443 for the prior fiscal year first quarter results in an increase of 1.6%, quarter over quarter. This increase was primarily driven by revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 19.1%, or $6,038, for the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024, primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal first quarter was 24.0% compared to 23.7% for the same quarter a year ago.
Net income increased 17.2%, or $17,512, for the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024. Removing from total net income the effects of deconversion net income of $2,656 for the current fiscal year first quarter and deconversion net income of $2,854 and the VEDIP program net loss of $12,497 for the prior fiscal year first quarter, results in a 4.7% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the first quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.

As we move into the second quarter of fiscal 2025, significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our clients continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line, and an unwavering commitment to superior client service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three months ended September 30, 2024, follows.
Discussions compare the current fiscal year's three months ended September 30, 2024, to the prior fiscal year's three months ended September 30, 2023.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2024	2023
Services and Support	$356,679	$342,205	4.2%
Percentage of total revenue	59%	60%
Services and support revenue increased 4.2% for the first quarter of fiscal 2025 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $3,697 for the current fiscal year quarter and $4,136 for the prior fiscal year quarter, results in growth of 4.4% quarter over quarter. This increase was primarily driven by double-digit growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand.

Processing	Three Months Ended September 30,		% Change
	2024	2023
Processing	$244,303	$229,163	6.6%
Percentage of total revenue	41%	40%
Processing revenue increased 6.6% for the first quarter of fiscal 2025 compared to the same quarter last fiscal year. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and expanding volumes from existing products and the recent introduction of new add-on products, and higher payment processing revenues from expanding volumes and new client revenue. Deconversion revenue did not significantly affect processing revenue quarter over quarter.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2024	2023
Cost of Revenue	$343,432	$323,002	6.3%
Percentage of total revenue	57%	57%
Cost of revenue for the first quarter of fiscal 2025 increased 6.3% over the prior fiscal year first quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $115 for the current fiscal year quarter and $270 for the prior fiscal year quarter, results in a 6.4% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, higher personnel costs, including an increase in employee headcount in the trailing twelve months, and increased internal licenses and fees from increased deployments and pricing. Cost of revenue remained consistent as a percentage of total revenue compared to the prior fiscal year quarter.

Research and Development	Three Months Ended September 30,		% Change
	2024	2023
Research and Development	$39,686	$36,892	7.6%
Percentage of total revenue	7%	6%
Research and development expense increased 7.6% for the first quarter of fiscal 2025 compared to the prior fiscal year first quarter. This increase was primarily due to higher personnel costs net of capitalization including an increase in employee headcount in the trailing twelve months. Deconversion and non-recurring costs did not significantly affect research and development expenses quarter over quarter. Research and development expense for the quarter increased 1% as a percentage of total revenue compared to the prior fiscal year quarter.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2024	2023
Selling, General, and Administrative	$66,588	$78,774	(15.5)%
Percentage of total revenue	11%	14%
Selling, general, and administrative expense decreased 15.5% in the first quarter of fiscal 2025 compared to the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $87 for the current fiscal year quarter and $111 for the prior fiscal year quarter and for VEDIP program expenses of $16,443 in the prior fiscal year quarter, results in a 6.9% increase quarter over quarter. This increase was primarily due to higher personnel costs, including benefits expenses from an increase in employee headcount in the trailing twelve months. Selling, general, and administrative expense decreased 3% as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.

INTEREST INCOME (EXPENSE)	Three Months Ended September 30,		% Change
	2024	2023
Interest Income	$8,347	$4,745	75.9%
Interest Expense	$(2,825)	$(4,197)	(32.7)%
Interest income increased due to changes in average outstanding balances during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Interest expense decreased when compared to the prior fiscal year quarter primarily due to a decrease in the amount outstanding. There was a $140,000 outstanding balance under the revolving credit and term loan facilities at September 30, 2024, and $245,000 outstanding balance under the revolving credit and term loan facilities at September 30, 2023.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2024	2023
Provision for Income Taxes	$37,607	$31,569	19.1%
Effective Rate	24.0%	23.7%
The effective tax rate increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, with an effective tax rate of 24.0% of income before taxes, compared to 23.7% of income before taxes for the same quarter last fiscal year.

NET INCOME	Three Months Ended September 30,		% Change
	2024	2023
Net income	$119,191	$101,679	17.2%
Diluted earnings per share	$1.63	$1.39	17.1%
Net income increased 17.2% to $119,191, or $1.63 per diluted share, for the first quarter of fiscal 2025 compared to $101,679, or $1.39 per diluted share, in the same quarter of fiscal 2024. Removing from total net income the effects of deconversion net income of $2,656 for the current fiscal quarter and deconversion net income of $2,854 and the VEDIP program net loss of $12,497 for the prior fiscal year quarter, results in a 4.7% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the first quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.
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
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three months ended September 30, 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three months ended September 30, 2023, from Complementary to Corporate and Other, was $1,318.

Core	Three Months Ended September 30,		% Change
	2024	2023
Revenue	$195,624	$186,439	4.9%
Cost of Revenue	$81,420	$75,927	7.2%
Revenue in the Core segment increased 4.9% and cost of revenue increased 7.2% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Reducing Core revenue for deconversion revenue in both quarters, which totaled $1,287 for the three months ended September 30, 2024, and $1,665 for the three months ended September 30, 2023, results in a 5.2% increase quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand. Reducing Core cost of revenue for deconversion costs in both quarters, which totaled $37 for the three months ended September 30, 2024 and $103 for the three months ended September 30, 2023, results in a 7.3% increase quarter over quarter. The Core cost of revenue increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue increased 1% as a percentage of Core revenue for the first quarter of fiscal 2025 compared to the same quarter in fiscal 2024.

Payments	Three Months Ended September 30,		% Change
	2024	2023
Revenue	$211,923	$199,358	6.3%
Cost of Revenue	$113,020	$108,826	3.9%
Revenue in the Payments segment increased 6.3% and cost of revenue increased 3.9% for the first quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $1,914 for the first quarter of fiscal 2025 and $1,006 for the first quarter of fiscal 2024, results in a 5.9% increase quarter over quarter. This increase was primarily due to higher card revenue from organic growth from higher volumes, higher payment processing revenues from higher volumes and new client revenue, and increased remote capture and ACH revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion and non-recurring costs did not significantly affect Payments cost of revenue quarter over quarter. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the first quarter of fiscal 2025 compared to the same quarter in fiscal 2024.

Complementary	Three Months Ended September 30,		% Change
	2024	2023
Revenue	$171,702	$161,366	6.4%
Cost of Revenue	$65,967	$60,957	8.2%
Revenue in the Complementary segment increased 6.4% and cost of revenue increased 8.2% for the first quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both quarters, which totaled $473 for the first quarter of fiscal 2025 and $1,451 for the first quarter of fiscal 2024, results in a 7.1% increase quarter over quarter. This increase was primarily driven by growth in hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded and increased Jack Henry digital revenue as the number of active users increased and volumes expanded from existing and new add-on products. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $60 for the first quarter of fiscal 2025 and $119 for the first quarter of fiscal 2024, results in an 8.3% increase quarter over quarter. This increase was primarily due to higher amortization of capitalized software from capital software development projects and increased licenses and fees from increased deployments and prices in the current quarter. Complementary cost of revenue as a percentage of Complementary revenue increased 1% for the first quarter of fiscal 2025 compared to the same quarter in fiscal 2024.

Corporate and Other	Three Months Ended September 30,		% Change
	2024	2023
Revenue	$21,733	$24,205	(10.2)%
Cost of Revenue	$83,025	$77,292	7.4%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment decreased 10.2% for the first quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Corporate and Other revenue for deconversion revenue in both quarters, which totaled $23 for the first quarter of fiscal 2025 and $14 for the first quarter of fiscal 2024, results in a 10.3% decrease quarter over quarter. The Corporate and Other revenue decrease was primarily due to lower hardware revenue quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The cost of revenue in the first quarter of fiscal 2025 increased 7.4% when compared to the prior fiscal year quarter. This increase was primarily due to higher personnel costs, including an increase in headcount in the trailing twelve months, higher internal licenses and fees from increased deployments and prices, and increased cloud consumption costs, quarter over quarter. Deconversion and non-recurring costs did not significantly affect Corporate and Other cost of revenue quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $43,212 at September 30, 2024, from $38,284 at June 30, 2024.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2024	2023
Net income	$119,191	$101,679
Non-cash expenses	53,085	46,094
Change in receivables	26,373	72,519
Change in deferred revenue	(69,358)	(66,322)
Change in other assets and liabilities	(12,395)	3,169
Net cash provided by operating activities	$116,896	$157,139
Cash provided by operating activities for the first three months of fiscal 2025 decreased 26% compared to the same period last year primarily due to the decrease in the change in receivables quarter over quarter. We collected significantly more annual maintenance dollars in the fourth quarter of fiscal 2024 than we have historically collected in the fourth quarter, leaving less to be collected in the current fiscal quarter. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first three months of fiscal 2025 totaled $58,736 and included: $42,259 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $12,801; $2,676 for the purchase and development of internal use software; and the purchase of investment of $2,000. Cash uses were partially offset by proceeds from investments of $1,000. Cash used in investing activities for the first three months of fiscal 2024 totaled $50,526 and included: $41,486 for the development of software; $7,612 for capital expenditures; and $2,280 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from dispositions of $852.
Financing activities used cash of $53,232 for the first three months of fiscal 2025 and included payments on credit facilities of $85,000, dividends paid to stockholders of $40,104, and a net cash outflow from the issuance of stock and tax withholding related to stock-based compensation of $3,128. Cash uses were partially offset by borrowings on credit facilities of $75,000. Financing activities used cash of $87,389 in the first three months of fiscal 2024 and included repayments on credit facilities of $165,000, $37,863 for the payment of dividends, and the purchase of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $135,000 and $474 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $12,801 and $7,612 for the three months ended September 30, 2024, and September 30, 2023, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2025 are expected to be approximately $68,000 and have been or will be funded from our credit facilities and cash generated by operations.
In July 2023, the Company conducted a voluntary separation program for certain eligible employees that included a VEDIP payment for the eligible employees who chose to participate in the program. The Company made payments associated with the VEDIP program in the approximate amount of $16,443 from July 2023 through December 2023, including immaterial payments continuing into calendar year 2024.
Contractual obligations are discussed in our Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material contractual obligations added for the three months ended September 30, 2024

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at September 30, 2024, was $1,860,173, and the Company repurchased no shares during the first three months of fiscal 2025. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first three months of fiscal 2024.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $50,000 and $60,000 outstanding under the amended and restated credit facility at September 30, 2024 and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of September 30, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was 90,000 outstanding under the term loan at September 30, 2024 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line which provides for funding of up to $5,000 and bears interest at the prime rate less 1%. The credit line expires on April 30, 2025. There was no balance outstanding at September 30, 2024, or June 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dollar amounts in this item are in thousands.
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to clients and interest risk on outstanding debt. We do not currently use any derivative financial instruments. We actively monitor these risks through a variety of controlled procedures involving senior management.
Based on the controls in place and the credit worthiness of the client base, we believe the credit risk associated with the extension of credit to our clients will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We had $140,000 outstanding debt with variable interest rates as of September 30, 2024, and a 1% increase in our borrowing rate would increase our annual interest expense by $1,400.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2024, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2024:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 — July 31, 2024	—	$—	—	3,617,657
August 1 — August 31, 2024	—	—	—	3,617,657
September 1 — September 30, 2024	—	—	—	3,617,657
Total	—	$—	—	3,617,657
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,372,959 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2024, and June 30, 2024, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2024, and 2023, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2024, and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024, and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 8, 2024	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	November 8, 2024	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer