Form 10-Q
period 2024-12-31
JACK HENRY & ASSOCIATES INC
filed 2025-02-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
As of January 24, 2025, the Registrant had 72,897,671 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	December 31, 2024	June 30, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,653	$38,284
Receivables, net	283,223	333,033
Income tax receivable	—	6,149
Prepaid expenses and other	189,826	168,768
Deferred costs	81,099	85,784
Total current assets	579,801	632,018
PROPERTY AND EQUIPMENT, net	226,981	215,069
OTHER ASSETS:
Non-current deferred costs	194,946	183,307
Computer software, net of amortization	606,621	592,761
Other non-current assets	424,994	417,621
Customer relationships, net of amortization	52,598	56,757
Other intangible assets, net of amortization	21,032	22,151
Goodwill	804,797	804,797
Total other assets	2,104,988	2,077,394
Total assets	$2,911,770	$2,924,481
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,552	$25,314
Accrued expenses	186,096	200,770
Accrued income taxes	278	—
Current maturities of long-term debt	90,000	90,000
Deferred revenues	197,447	317,730
Total current liabilities	497,373	633,814
LONG-TERM LIABILITIES:
Non-current deferred revenues	72,022	71,202
Deferred income tax liability	234,777	243,522
Debt, net of current maturities	60,000	60,000
Other long-term liabilities	72,033	73,579
Total long-term liabilities	438,832	448,303
Total liabilities	936,205	1,082,117
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,370,424 shares issued at December 31, 2024; 104,245,089 shares issued at June 30, 2024	1,044	1,042
Additional paid-in capital	633,211	619,805
Retained earnings	3,218,533	3,081,690
Less treasury stock at cost 31,472,352 shares at December 31, 2024; 31,372,959 shares at June 30, 2024	(1,877,223)	(1,860,173)
Total stockholders' equity	1,975,565	1,842,364
Total liabilities and equity	$2,911,770	$2,924,481

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

REVENUE	$573,848	$545,701	$1,174,829	$1,117,069

EXPENSES
Cost of Revenue	332,850	320,979	676,282	643,981
Research and Development	41,095	35,478	80,780	72,370
Selling, General, and Administrative	76,901	70,277	143,489	149,051
Total Expenses	450,846	426,734	900,551	865,402

OPERATING INCOME	123,002	118,967	274,278	251,667

INTEREST INCOME (EXPENSE)
Interest Income	7,159	5,121	15,506	9,866
Interest Expense	(2,780)	(3,865)	(5,605)	(8,062)
Total Interest Income (Expense)	4,379	1,256	9,901	1,804

INCOME BEFORE INCOME TAXES	127,381	120,223	284,179	253,471

PROVISION FOR INCOME TAXES	29,536	28,258	67,143	59,827

NET INCOME	$97,845	$91,965	$217,036	$193,644

Basic earnings per share	$1.34	$1.26	$2.98	$2.66
Basic weighted average shares outstanding	72,924	72,838	72,914	72,854

Diluted earnings per share	$1.34	$1.26	$2.97	$2.65
Diluted weighted average shares outstanding	73,082	72,984	73,080	72,999

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,332,023	104,144,549	104,245,089	104,088,784
Shares issued for equity-based payment arrangements	23,828	16,603	89,215	47,660
Shares issued for Employee Stock Purchase Plan	14,573	19,908	36,120	44,616
Shares, end of period	104,370,424	104,181,060	104,370,424	104,181,060

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,043	$1,041	$1,042	$1,041
Shares issued for equity-based payment arrangements	1	1	1	1
Shares issued for Employee Stock Purchase Plan	—	—	1	—
Balance, end of period	$1,044	$1,042	$1,044	$1,042

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$623,381	$591,458	$619,805	$583,836
Shares issued for equity-based payment arrangements	—	—	(1)	—
Tax withholding related to share-based compensation	(1,173)	(617)	(7,342)	(3,561)
Shares issued for Employee Stock Purchase Plan	2,169	2,616	5,210	6,035
Stock-based compensation expense	8,834	8,333	15,539	15,480
Balance, end of period	$633,211	$601,790	$633,211	$601,790

RETAINED EARNINGS:
Balance, beginning of period	$3,160,777	$2,919,567	$3,081,690	$2,855,751
Net income	97,845	91,965	217,036	193,644
Dividends	(40,089)	(37,859)	(80,193)	(75,722)
Balance, end of period	$3,218,533	$2,973,673	$3,218,533	$2,973,673

TREASURY STOCK:
Balance, beginning of period	$(1,860,173)	$(1,852,118)	$(1,860,173)	$(1,832,118)
Purchase of treasury shares	(17,050)	—	(17,050)	(20,000)
Balance, end of period	$(1,877,223)	$(1,852,118)	$(1,877,223)	$(1,852,118)

TOTAL STOCKHOLDERS' EQUITY	$1,975,565	$1,724,387	$1,975,565	$1,724,387

Dividends declared per share	$0.55	$0.52	$1.10	$1.04

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$217,036	$193,644
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	22,731	23,765
Amortization	79,517	75,366
Change in deferred income taxes	(8,745)	(16,532)
Expense for stock-based compensation	15,539	15,480
(Gain)/loss on disposal of assets	(4)	213
Changes in operating assets and liabilities:
Change in receivables	49,811	90,702
Change in prepaid expenses, deferred costs and other	(34,384)	(52,969)
Change in accounts payable	(5,583)	277
Change in accrued expenses	(19,450)	15,463
Change in income taxes	9,538	23,792
Change in deferred revenues	(119,463)	(130,529)
Net cash from operating activities	206,543	238,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,469)	(24,458)
Proceeds from dispositions	—	878
Purchased software	(3,528)	(2,971)
Computer software developed	(85,803)	(83,408)
Proceeds from investments	1,000	—
Purchase of investments	(2,000)	(1,000)
Net cash from investing activities	(119,800)	(110,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	165,000	220,000
Repayments on credit facilities	(165,000)	(240,000)
Purchase of treasury stock	(17,050)	(20,000)
Dividends paid	(80,193)	(75,722)
Proceeds from issuance of common stock upon exercise of stock options	2	—
Tax withholding payments related to share-based compensation	(7,342)	(3,561)
Proceeds from sale of common stock	5,209	6,036
Net cash from financing activities	(99,374)	(113,247)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(12,631)	$14,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$38,284	$12,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,653	$26,709

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
Comprehensive Income
Comprehensive income for the three and six months ended December 31, 2024 and 2023, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Allowance for credit losses - beginning balance	$7,257	$8,204	$7,477	$7,955
Current provision for expected credit losses	480	480	960	960
Write-offs charged against allowance	(865)	(552)	(1,494)	(783)
Other	—	—	(71)	—
Allowance for credit losses - ending balance	$6,872	$8,132	$6,872	$8,132
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 2024, totaled $495,768 and at June 30, 2024, totaled $486,168.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,353,054 and $1,279,499 at December 31, 2024, and June 30, 2024, respectively.
Purchase of Investment
At December 31, 2024, and June 30, 2024, the Company had $25,750 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2024, there were 31,472 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,518 additional shares. The total cost of treasury shares at December 31, 2024, was $1,877,223. During the first six months of fiscal 2025, the Company repurchased over 99 shares. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first six months of fiscal 2024.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2024, the results of its operations for the three and six months ended December 31, 2024 and 2023, changes in stockholders' equity for the three and six months ended December 31, 2024 and 2023, and its cash flows for the six months ended December 31, 2024 and 2023. The condensed consolidated balance sheet at June 30, 2024, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and six months ended December 31, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2024. For the three and six months ended December 31, 2024, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2024, that are of significance, or potential significance, to the Company.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the consolidated statements of income. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Private and Public Cloud	$187,139	$168,733	$369,398	$332,222
Product Delivery and Services	56,278	63,013	113,942	123,852
On-Premise Support	79,610	80,246	196,366	198,123
Services and Support	323,027	311,992	679,706	654,197

Processing	250,821	233,709	495,123	462,872

Total Revenue	$573,848	$545,701	$1,174,829	$1,117,069

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	December 31, 2024	June 30, 2024
Receivables, net	$283,223	$333,033
Contract Assets - Current	34,958	33,610
Contract Assets - Non-current	111,064	103,295
Contract Liabilities (Deferred Revenue) - Current	197,447	317,730
Contract Liabilities (Deferred Revenue) - Non-current	72,022	71,202
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
For the three months ended December 31, 2024, and 2023, the Company recognized revenue of $76,528 and $85,458, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the six months ended December 31, 2024, and 2023, the Company recognized revenue of $152,657 and $167,671, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2024, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,202,267. The Company expects to recognize approximately 21% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $516,505 and $503,152, at December 31, 2024, and June 30, 2024, respectively.
For the three months ended December 31, 2024, and 2023, amortization of deferred contract costs totaled $43,640 and $41,552, respectively. For the six months ended December 31, 2024, and 2023, amortization of deferred contract costs totaled $98,547 and $92,088, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2024
Financial Assets:
Certificates of Deposit	$—	$4,521	$—	$4,521
Financial Liabilities:
Credit facilities	$—	$150,000	$—	$150,000
June 30, 2024
Financial Assets:
Certificates of Deposit	$—	$3,505	$—	$3,505
Financial Liabilities:
Credit facilities	$—	$150,000	$—	$150,000
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
The Company leases certain office space, data centers, and equipment with remaining terms of 1 month to 9 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At December 31, 2024, and June 30, 2024, the Company had operating lease assets of $49,476 and $53,981, respectively. At December 31, 2024, total operating lease liabilities of $55,692 were comprised of current operating lease liabilities of $9,199 and noncurrent operating lease liabilities of $46,493. At June 30, 2024, total operating lease liabilities of $59,604 were comprised of current operating lease liabilities of $8,454 and noncurrent operating lease liabilities of $51,150.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $39,136 and $34,306 as of December 31, 2024, and June 30, 2024, respectively.
Operating lease costs for the three months ended December 31, 2024, and 2023, were $2,900 and $2,229, respectively. Total operating lease costs for the respective quarters included variable lease costs of $930 and $1,709, respectively. Operating lease costs for the six months ended December 31, 2024, and 2023, were $5,792 and $4,698, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $1,483 and $2,253, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the six months ended December 31, 2024, and 2023, the Company had operating cash flows for payments on operating leases of $5,197 and $4,422, and ROU assets obtained in exchange for operating lease liabilities of $7 and $18,935, respectively.
As of December 31, 2024, and June 30, 2024, the weighted-average remaining lease term for the Company's operating leases was 72 months and 78 months, and the weighted-average discount rate was 2.71% and 2.70%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2024:

Due Dates (fiscal year)	Future Minimum Rental Payments

2025 (remaining period)	$5,416
2026	11,048
2027	10,455
2028	10,106
2029	7,548
Thereafter	17,667
Total lease payments	$62,240
Less: interest	(6,548)
Present value of lease liabilities	$55,692
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2024, there were no material legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and it had an initial term of 57 months. Sublease income for the three months ended December 31, 2024, and 2023, was $205 and $132, respectively. Sublease income for the six months ended December 31, 2024, and 2023, was $477 and $132, respectively. There have been no indications of impairment related to the underlying right-of-use asset.
Minimum Sublease Payments
At December 31, 2024, the future total minimum sublease payments to be received were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2025 (remaining period)	$406
2026	831
2027	856
2028	882
Total sublease receipts	$2,975

NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $60,000 outstanding under the amended and restated credit facility at December 31, 2024 and June 30, 2024.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of December 31, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $90,000 outstanding under the term loan at December 31, 2024 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line, which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at December 31, 2024, or June 30, 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit renews annually. There was no balance outstanding at December 31, 2024.
Interest
The Company paid interest of $4,352 and $6,802 during the six months ended December 31, 2024, and 2023, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate decreased for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, with an effective tax rate of 23.2% of income before income taxes, compared to 23.5% in the prior fiscal year quarter.
For the six months ended December 31, 2024, and 2023, the effective tax rate remained consistent, with an effective tax rate of 23.6% of income before income taxes.
The Company paid income taxes, net of refunds, of $65,833 and $52,018 in the six months ended December 31, 2024, and 2023, respectively.
At December 31, 2024, the Company had $21,259 of gross unrecognized tax benefits before interest and penalties, $19,218 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $4,281 related to uncertain tax positions at December 31, 2024.
The U.S. federal and state income tax returns for fiscal 2021 and all subsequent years remain subject to examination as of December 31, 2024, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of December 31, 2024, under the statute of limitation rules for fiscal 2016 through 2020. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $3,000 to $7,000 within twelve months of December 31, 2024.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended December 31, 2024, and 2023, included $8,834 and $8,333 of stock-based compensation costs, respectively. Our operating income for the six months ended December 31, 2024, and 2023, included $15,539 and $15,480 of stock-based compensation costs, respectively.
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
During the six months ended December 31, 2024, there were no options granted or forfeited, and 12 options were exercised at a weighted average exercise price of $87.27 per share with a total exercise intrinsic value of $991. At December 31, 2024, there was no compensation cost yet to be recognized related to options. There were no options outstanding as of December 31, 2024.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of December 31, 2024:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2024	325	$189.68
Granted[1]	157	172.06
Vested	(115)	186.27
Forfeited[2]	(12)	179.46
Outstanding December 31, 2024	355	$183.34	$62,157
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 157 unit awards granted in fiscal 2025, 113 were restricted stock unit awards and 44 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.

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
At December 31, 2024, there was $31,138 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.32 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Income	$97,845	$91,965	$217,036	$193,644
Common share information:
Weighted average shares outstanding for basic earnings per share	72,924	72,838	72,914	72,854
Dilutive effect of stock options, restricted stock units, and performance units	158	146	166	145
Weighted average shares outstanding for diluted earnings per share	73,082	72,984	73,080	72,999
Basic earnings per share	$1.34	$1.26	$2.98	$2.66
Diluted earnings per share	$1.34	$1.26	$2.97	$2.65
Per share information is based on the weighted average number of common shares outstanding for the three and six months ended December 31, 2024, and 2023. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were nominal anti-dilutive stock options, restricted stock units, or performance units excluded for the three and six months ended December 31, 2024, and 24 and 22 were excluded for the three and six months ended December 31, 2023, respectively.

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
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three and six months ended December 31, 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three and six months ended December 31, 2023, from Complementary to Corporate and Other, was $1,198 and $2,515, respectively.

	Three Months Ended
	December 31, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$163,119	$20,094	$117,574	$22,240	$323,027
Processing	10,054	194,742	43,363	2,662	250,821
Total Revenue	173,173	214,836	160,937	24,902	573,848

Cost of Revenue	70,739	114,738	63,384	83,989	332,850
Research and Development					41,095
Selling, General, and Administrative					76,901
Total Expenses					450,846

SEGMENT INCOME	$102,434	$100,098	$97,553	$(59,087)

OPERATING INCOME					123,002

INTEREST INCOME (EXPENSE)					4,379

INCOME BEFORE INCOME TAXES					$127,381

	Three Months Ended
	December 31, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$155,429	$21,060	$113,779	$21,724	$311,992
Processing	10,172	182,779	38,687	2,071	233,709
Total Revenue	165,601	203,839	152,466	23,795	545,701

Cost of Revenue	69,370	111,623	62,825	77,161	320,979
Research and Development					35,478
Selling, General, and Administrative					70,277
Total Expenses					426,734

SEGMENT INCOME	$96,231	$92,216	$89,641	$(53,366)

OPERATING INCOME					118,967

INTEREST INCOME (EXPENSE)					1,256

INCOME BEFORE INCOME TAXES					$120,223

	Six Months Ended
	December 31, 2024
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$347,985	$42,837	$247,567	$41,317	$679,706
Processing	20,812	383,921	85,072	5,318	495,123
Total Revenue	368,797	426,758	332,639	46,635	1,174,829

Cost of Revenue	152,159	227,757	129,352	167,014	676,282
Research and Development					80,780
Selling, General, and Administrative					143,489
Total Expenses					900,551

SEGMENT INCOME	$216,638	$199,001	$203,287	$(120,379)

OPERATING INCOME					274,278

INTEREST INCOME (EXPENSE)					9,901

INCOME BEFORE INCOME TAXES					$284,179

	Six Months Ended
	December 31, 2023
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$331,173	$40,962	$238,050	$44,012	$654,197
Processing	20,868	362,233	75,783	3,988	462,872
Total Revenue	352,041	403,195	313,833	48,000	1,117,069

Cost of Revenue	145,296	220,449	123,783	154,453	643,981
Research and Development					72,370
Selling, General, and Administrative					149,051
Total Expenses					865,402

SEGMENT INCOME	$206,745	$182,746	$190,050	$(106,453)

OPERATING INCOME					251,667

INTEREST INCOME (EXPENSE)					1,804

INCOME BEFORE INCOME TAXES					$253,471
The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11.     SUBSEQUENT EVENTS
None.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended December 31, 2024.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,200 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions. Our solutions serve approximately 7,500 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $50 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable financial institutions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
RESULTS OF OPERATIONS
For the second quarter of fiscal 2025, total revenue increased 5.2%, or $28,147, compared to the same quarter in fiscal 2024. Total revenue less deconversion revenue of $69 for the current fiscal quarter and $4,882 for the prior fiscal year second quarter results in an increase of 6.1%, quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting, card, payment processing, which is inclusive of PayCenter, and Jack Henry digital, which is inclusive of Banno.
Operating expenses increased 5.7%, or $24,112, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Total operating expenses less deconversion operating expenses of $690 for the current fiscal quarter and $1,079 for the prior fiscal year second quarter results in an increase of 5.8%. This increase was primarily driven by higher personnel costs and direct costs.
Operating income increased 3.4%, or $4,035, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Removing from total operating income the effects of deconversion operating loss of $622 for the current fiscal quarter and deconversion operating income of $3,803 for the prior fiscal year second quarter results in an increase of 7.3%, quarter over quarter. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 4.5%, or $1,278, for the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024, primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal second quarter was 23.2% compared to 23.5% for the same quarter a year ago.
Net income increased 6.4%, or $5,880, for the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024. Removing from total net income the effects of deconversion net loss of $472 for the current fiscal quarter and deconversion net income of $2,890 for the prior fiscal year second quarter, results in a 10.4% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the second quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.
For the six months ended December 31, 2024, total revenue increased 5.2%, or $57,760, compared to the same period in fiscal 2024. Total revenue less deconversion revenue of $3,766 for the current fiscal year period and $9,018 for the prior fiscal year period results in an increase of 5.7%, period over period. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting, card, Jack Henry digital, which is inclusive of Banno, and payment processing, which is inclusive of PayCenter.
Operating expenses increased 4.1%, or $35,149, for the six months ended December 31, 2024 compared to the same period in fiscal 2024. Total operating expenses less deconversion operating expenses of $892 for the current fiscal year period and $1,460 for the prior fiscal year period and less Voluntary Employee Departure Incentive Payment ("VEDIP") program expense of $16,443 for the prior fiscal year period results in an increase of 6.2%. This increase was primarily driven by higher direct costs, personnel costs, internal licenses and fees, and amortization. The VEDIP program, was a voluntary separation program for certain eligible employees conducted during July 2023 that included a VEDIP payment for the eligible employees who chose to participate in the program.

Operating income increased 9.0%, or $22,611, for the six months ended December 31, 2024 compared to the same period in fiscal 2024. Removing from total operating income the effects of deconversion operating income of $2,873 for the current fiscal year period and $7,558 for the prior fiscal year period and VEDIP program operating loss of $16,443 from the prior fiscal year period results in an increase of 4.2%, period over period. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above.
The provision for income taxes increased 12.2%, or $7,316, for the six months ended December 31, 2024, compared to the same period in fiscal 2024, primarily driven by the increase in income before income taxes. The effective tax rate for the current and prior fiscal year periods remained consistent and was 23.6% for both periods.
Net income increased 12.1%, or $23,392, for the six months ended December 31, 2024, compared to the same period in fiscal 2024. Removing from total net income the effects of deconversion net income of $2,184 for the current fiscal year period and $5,744 for the prior fiscal year period and VEDIP program net loss of $12,497 for the prior fiscal year period results in a 7.2% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the six months ended December 31, 2024, partially offset by higher operating expenses and the increased provision for income taxes compared to the same period last fiscal year.
As we move into the third quarter of fiscal 2025, significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our clients continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line, and an unwavering commitment to superior client service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and six months ended December 31, 2024, follows.
Discussions compare the current fiscal year's three and six months ended December 31, 2024, to the prior fiscal year's three and six months ended December 31, 2023.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Services and Support	$323,027	$311,992	3.5%	$679,706	$654,197	3.9%
Percentage of total revenue	56%	57%		58%	59%
Services and support revenue increased 3.5% for the second quarter of fiscal 2025 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $69 for the current fiscal year quarter and $4,882 for the prior fiscal year quarter, results in growth of 5.2% quarter over quarter. This increase was primarily driven by double-digit growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand.
Services and support revenue increased 3.9% for the six months ended December 31, 2024, compared to the same period in fiscal 2024. Reducing services and support revenue for deconversion revenue from each period, which was $3,766 for the current fiscal year period and $9,018 for the prior fiscal year period, results in growth of 4.8% period over period. This increase was primarily driven by double-digit growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand, partially offset by the decrease in license and hardware revenues, period over period.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Processing	$250,821	$233,709	7.3%	$495,123	$462,872	7.0%
Percentage of total revenue	44%	43%		42%	41%
Processing revenue increased 7.3% for the second quarter of fiscal 2025 compared to the same quarter last fiscal year. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, higher payment processing revenues, including PayCenter products — Zelle, RTP (Real Time Payments), and FedNow — from expanding volumes and new client revenue, and improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and expanding volumes and from the ramping up of add-on products. Deconversion revenue did not significantly affect processing revenue quarter over quarter.
Processing revenue increased 7.0% for the six months ended December 31, 2024 compared to the same period in fiscal 2024. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and expanding volumes and from the ramping up of add-on products, and higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from expanding volumes and new client revenue. Deconversion revenue did not significantly affect processing revenue period over period.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Cost of Revenue	$332,850	$320,979	3.7%	$676,282	$643,981	5.0%
Percentage of total revenue	58%	59%		58%	58%
Cost of revenue for the second quarter of fiscal 2025 increased 3.7% over the prior fiscal year second quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $240 for the current fiscal year quarter and $621 for the prior fiscal year quarter, results in a 3.8% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue and higher personnel costs, including an increase in employee headcount in the trailing twelve months. Cost of revenue decreased 1% as a percentage of total revenue compared to the prior fiscal year quarter.
Cost of revenue for the six months ended December 31, 2024, increased 5.0% compared to the same period in fiscal 2024. Reducing cost of revenue for deconversion costs from each period, which were $355 for the current fiscal year period and $891 for the prior fiscal year period, results in a 5.1% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, higher personnel costs, including an increase in employee headcount in the trailing twelve months, and increased internal licenses and fees from increased deployments and pricing. Cost of revenue remained consistent as a percentage of total revenue compared to the prior fiscal year period.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Research and Development	$41,095	$35,478	15.8%	$80,780	$72,370	11.6%
Percentage of total revenue	7%	7%		7%	6%
Research and development expense increased 15.8% for the second quarter of fiscal 2025 compared to the prior fiscal year second quarter. This increase was primarily due to higher personnel costs net of capitalization including an increase in employee headcount in the trailing twelve months. Deconversion and non-recurring costs did not significantly affect research and development expenses quarter over quarter. Research and development expense for the quarter increased remained consistent as a percentage of total revenue compared to the prior fiscal year quarter.
Research and development expense increased 11.6% for the six months ended December 31, 2024, compared to the same period in fiscal 2024. This increase was primarily due to higher personnel costs net of capitalization including an increase in employee headcount in the trailing twelve months. Deconversion costs did not significantly affect research and development expenses period over period. Research and development expense increased 1.0% as a percentage of total revenue compared to the prior fiscal year period.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Selling, General, and Administrative	$76,901	$70,277	9.4%	$143,489	$149,051	(3.7)%
Percentage of total revenue	13%	13%		12%	13%
Selling, general, and administrative expense increased 9.4% in the second quarter of fiscal 2025 compared to the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $451 for the current fiscal year quarter and $458 for the prior fiscal year quarter results in a 9.5% increase quarter over quarter. This increase was primarily due to higher personnel costs, including benefits expenses from an increase in employee headcount in the trailing twelve months. Selling, general, and administrative expense remained consistent as a percentage of total revenue this fiscal quarter versus the prior fiscal year quarter.
Selling, general, and administrative expense decreased 3.7% in the six months ended December 31, 2024, compared to the same quarter in 2024. Reducing selling, general, and administrative expense for deconversion costs from each period, which were $538 for the current fiscal year period and $569 for the prior fiscal year period and for VEDIP program expense of $16,443 in the prior fiscal year period, results in an 8.3% increase period over period. This increase was primarily due to higher personnel costs, including benefits expenses from an increase in employee headcount in the trailing twelve months. Selling, general, and administrative expense decreased 1.0% as a percentage of total revenue this fiscal year period versus the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Interest Income	$7,159	$5,121	39.8%	$15,506	$9,866	57.2%
Interest Expense	$(2,780)	$(3,865)	(28.1)%	$(5,605)	$(8,062)	(30.5)%
Interest income increased due to higher interest-earning balances for the three and six months ended December 31, 2024, compared to the three and six months ended December 31, 2023. Interest expense decreased when compared to the prior fiscal year quarter primarily due to a decrease in average outstanding debt period over period. There was a $150,000 outstanding balance under the revolving credit and term loan facilities at December 31, 2024, and $255,000 outstanding balance under the revolving credit and term loan facilities at December 31, 2023.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Provision for Income Taxes	$29,536	$28,258	4.5%	$67,143	$59,827	12.2%
Effective Rate	23.2%	23.5%		23.6%	23.6%
The effective tax rates for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, remained generally consistent with an effective tax rate of 23.2% of income before taxes for the current fiscal quarter and 23.5% of income before taxes for the prior year fiscal quarter. The effective tax rates for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, remained consistent with effective tax rates of 23.6% of income before taxes for both periods.

NET INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Net income	$97,845	$91,965	6.4%	$217,036	$193,644	12.1%
Diluted earnings per share	$1.34	$1.26	6.2%	$2.97	$2.65	12.0%
Net income increased 6.4% to $97,845, or $1.34 per diluted share, for the second quarter of fiscal 2025 compared to $91,965, or $1.26 per diluted share, in the same quarter of fiscal 2024. Removing from total net income the effects of deconversion net loss of $472 for the current fiscal quarter and net income of $2,890 for the prior fiscal year quarter, results in a 10.4% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the second quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.
Net income increased 12.1% to $217,036, or $2.97 per diluted share, for the six months ended December 31, 2024 compared to $193,644, or $2.65 per diluted share, in the same quarter of fiscal 2024. Removing from total net income the effects of deconversion net income of $2,184 for the current fiscal year period and $5,744 for the prior fiscal year period, and the VEDIP program net loss of $12,497 for the prior fiscal year period, results in a 7.2% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the second quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same period last fiscal year.
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
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three and six months ended December 31, 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three and six months ended December 31, 2023, from Complementary to Corporate and Other, was $1,198 and $2,515, respectively.

Core	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Revenue	$173,173	$165,601	4.6%	$368,797	$352,041	4.8%
Cost of Revenue	$70,739	$69,370	2.0%	$152,159	$145,296	4.7%
Revenue in the Core segment increased 4.6% and cost of revenue increased 2.0% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Reducing Core revenue for deconversion revenue in both quarters, which totaled $(20) for the three months ended December 31, 2024, and $1,929 for the three months ended December 31, 2023, results in a 5.8% increase quarter over quarter. This increase was primarily driven by organic growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand, partially offset by a decrease in maintenance fees and software usage revenues. Reducing Core cost of revenue for deconversion costs in both quarters, which totaled $88 for the three months ended December 31, 2024 and $321 for the three months ended December 31, 2023, results in a 2.3% increase quarter over quarter. The Core cost of revenue increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 1% as a percentage of Core revenue for the second quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Core segment increased 4.8% and cost of revenue increased 4.7% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Reducing Core revenue for deconversion revenue in both periods, which totaled $1,267 for the six months ended December 31, 2024, and $3,595 for the six months ended December 31, 2023, results in a 5.5% increase period over period. This increase was primarily driven by organic growth in data processing and hosting revenues as new and existing clients migrate to our private cloud and processing volumes expand, partially offset by a decrease in maintenance fees and software usage revenues. Reducing Core cost of revenue for deconversion costs in both periods, which totaled $125 for the six months ended December 31, 2024 and $425 for the six months ended December 31, 2023, results in a 4.9% increase period over period. The Core cost of revenue increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue remained consistent as a percentage of Core revenue for the six months ended December 31, 2024 compared to the same period in fiscal 2024.

Payments	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Revenue	$214,836	$203,839	5.4%	$426,758	$403,195	5.8%
Cost of Revenue	$114,738	$111,623	2.8%	$227,757	$220,449	3.3%
Revenue in the Payments segment increased 5.4% and cost of revenue increased 2.8% for the second quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $34 for the second quarter of fiscal 2025 and $1,555 for the second quarter of fiscal 2024, results in a 6.2% increase quarter over quarter. This increase was primarily due to higher card revenue from an increase in volumes, higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from an increase in volumes and new client revenue, and increased remote capture and ACH revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion costs did not significantly affect Payments cost of revenue quarter over quarter. Payments cost of revenue as a percentage of Payments revenue decreased 2% for the second quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Payments segment increased 5.8% and cost of revenue increased 3.3% for the six months ended December 31, 2024, compared to the equivalent period of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both periods, which totaled $1,948 for the six months ended December 31, 2024 and $2,560 for the six months ended December 31, 2023, results in a 6.0% increase period over period. This increase was primarily due to higher card revenue from an increase in volumes, higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from an increase in volumes and new client revenue, and increased remote capture and ACH revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion costs did not significantly affect Payments cost of revenue period over period. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the six months ended December 31, 2024 compared to the same period in fiscal 2024.

Complementary	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Revenue	$160,937	$152,466	5.6%	$332,639	$313,833	6.0%
Cost of Revenue	$63,384	$62,825	0.9%	$129,352	$123,783	4.5%
Revenue in the Complementary segment increased 5.6% and cost of revenue increased 0.9% for the second quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both quarters, which totaled $60 for the second quarter of fiscal 2025 and $1,355 for the second quarter of fiscal 2024, results in a 6.5% increase quarter over quarter. This increase was primarily driven by organic growth in hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded and increased Jack Henry digital revenue (including Banno) as the number of active users increased and volumes expanded and from the ramping up of add-on products. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $99 for the second quarter of fiscal 2025 and $249 for the second quarter of fiscal 2024, results in a 1.1% increase quarter over quarter. Complementary cost of revenue as a percentage of Complementary revenue decreased 2% for the second quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Complementary segment increased 6.0% and cost of revenue increased 4.5% for the six months ended December 31, 2024 compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $533 for the six months ended December 31, 2024 and $2,806 for the six months ended December 31, 2023, results in a 6.8% increase period over period. This increase was primarily driven by organic growth in hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded and increased Jack Henry digital revenue (including Banno) as the number of active users increased and volumes expanded and from the ramping up of add-on products. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $159 for the six months ended December 31, 2024 and $367 for the six months ended December 31, 2023, results in a 4.7% increase period over period. This increase was primarily due to higher amortization of capitalized software from capital software development projects and increased personnel costs, including benefits, from an increase in employee headcount in the trailing twelve months. Complementary cost of revenue as a percentage of Complementary revenue remained consistent for the six months ended December 31, 2024, compared to the same period in fiscal 2024.

Corporate and Other	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2024	2023		2024	2023
Revenue	$24,902	$23,795	4.7%	$46,635	$48,000	(2.8)%
Cost of Revenue	$83,989	$77,161	8.8%	$167,014	$154,453	8.1%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment increased 4.7% for the second quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Corporate and Other revenue for deconversion revenue in both quarters, which totaled $(5) for the second quarter of fiscal 2025 and $43 for the second quarter of fiscal 2024, results in a 4.9% increase quarter over quarter. The Corporate and Other revenue increase was primarily due to higher processing and subscription revenues quarter over quarter.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The cost of revenue in the second quarter of fiscal 2025 increased 8.8% when compared to the prior fiscal year quarter. This increase was primarily due to increased direct costs, higher personnel costs, including an increase in headcount in the trailing twelve months, and increased cloud consumption costs, quarter over quarter. Deconversion costs did not significantly affect Corporate and Other cost of revenue quarter over quarter.
Revenue in the Corporate and Other segment decreased 2.8% for the six months ended December 31, 2024, compared to the equivalent period of the prior fiscal year. The Corporate and Other revenue decrease was primarily due to lower hardware revenue partially offset by higher software usage and subscription revenue and increased processing fee revenue. Deconversion revenue did not significantly affect Corporate and Other revenue period over period.
The cost of revenue in the six months ended December 31, 2024, increased 8.1% when compared to the prior fiscal year period. This increase was primarily due to increased direct costs higher personnel costs, including an increase in headcount in the trailing twelve months, and increased cloud consumption costs, period over period. Deconversion costs did not significantly affect Corporate and Other cost of revenue period over period.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $25,653 at December 31, 2024, from $38,284 at June 30, 2024.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2024	2023
Net income	$217,036	$193,644
Non-cash expenses	109,038	98,292
Change in receivables	49,811	90,702
Change in deferred revenue	(119,463)	(130,529)
Change in other assets and liabilities	(49,879)	(13,437)
Net cash provided by operating activities	$206,543	$238,672
Cash provided by operating activities for the first six months of fiscal 2025 decreased 13% compared to the same period last year primarily due to the decrease in the change in receivables period over period. We collected significantly more annual maintenance dollars in the fourth quarter of fiscal 2024 than we have historically collected in the fourth quarter, leaving less to be collected in the current fiscal period. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.

Cash used in investing activities for the first six months of fiscal 2025 totaled $119,800 and included: $85,803 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $29,469; $3,528 for the purchase and development of internal use software; and the purchase of investment of $2,000. Cash uses were partially offset by proceeds from investments of $1,000. Cash used in investing activities for the first six months of fiscal 2024 totaled $110,959 and included: $83,408 for the development of software; $24,458 for capital expenditures; $2,971 for the purchase and development of internal use software; and $1,000 for the purchase of investment. Cash uses were partially offset by proceeds from dispositions of $878.
Financing activities used cash of $99,374 for the first six months of fiscal 2025 and included: payments on credit facilities of $165,000; dividends paid to stockholders of $80,193; the purchase of treasury stock of $17,050; and a net cash outflow from the issuance of stock and tax withholding related to stock-based compensation of $2,131. Cash uses were partially offset by borrowings on credit facilities of $165,000. Financing activities used cash of $113,247 in the first six months of fiscal 2024 and included: repayments on credit facilities of $240,000; $75,722 for the payment of dividends; and the purchase of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $220,000 and $2,475 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $29,469 and $24,458 for the six months ended December 31, 2024, and December 31, 2023, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2025 are expected to be approximately $68,000 and have been or will be funded from our credit facilities and cash generated by operations.
Contractual obligations are discussed in our Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material contractual obligations added for the six months ended December 31, 2024.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2024, there were 31,472 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,518 additional shares. The total cost of treasury shares at December 31, 2024, was $1,877,223, and the Company repurchased over 99 shares during the first six months of fiscal 2025. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first six months of fiscal 2024.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2024, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $60,000 outstanding under the amended and restated credit facility at December 31, 2024 and June 30, 2024.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest

Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of December 31, 2024, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025. There was $90,000 outstanding under the term loan at December 31, 2024 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line, which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expires on April 30, 2025. There was no balance outstanding at December 31, 2024, or June 30, 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit renews annually. There was no balance outstanding at December 31, 2024.

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
We had $150,000 outstanding debt with variable interest rates as of December 31, 2024, and a 1% increase in our borrowing rate would increase our annual interest expense by $1,500.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2024, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2024:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 — October 31, 2024	—	$—	—	3,617,657
November 1 — November 30, 2024	99,393	171.33	99,393	3,518,264
December 1 — December 31, 2024	—	—	—	3,518,264
Total	99,393	$171.33	99,393	3,518,264
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,472,352 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

3.1.9    Restated Certificate of Incorporation of Jack Henry & Associates, Inc.

10.80    Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated on November 13, 2024.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2024, and June 30, 2024, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2024, and 2023, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2024, and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024, and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 7, 2025	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	February 7, 2025	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer