Form 10-Q
period 2025-03-31
JACK HENRY & ASSOCIATES INC
filed 2025-05-12
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
As of April 25, 2025, the Registrant had 72,815,986 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	March 31, 2025	June 30, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,870	$38,284
Receivables, net	282,162	333,033
Income tax receivable	—	6,149
Prepaid expenses and other	187,961	168,768
Deferred costs	83,243	85,784
Total current assets	593,236	632,018
PROPERTY AND EQUIPMENT, net	221,540	215,069
OTHER ASSETS:
Non-current deferred costs	199,018	183,307
Computer software, net of amortization	613,850	592,761
Other non-current assets	429,247	417,621
Customer relationships, net of amortization	50,519	56,757
Other intangible assets, net of amortization	19,811	22,151
Goodwill	804,797	804,797
Total other assets	2,117,242	2,077,394
Total assets	$2,932,018	$2,924,481
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,833	$25,314
Accrued expenses	184,331	200,770
Accrued income taxes	4,225	—
Current maturities of long-term debt	90,000	90,000
Deferred revenues	144,235	317,730
Total current liabilities	435,624	633,814
LONG-TERM LIABILITIES:
Non-current deferred revenues	77,593	71,202
Deferred income tax liability	230,757	243,522
Debt, net of current maturities	80,000	60,000
Other long-term liabilities	71,613	73,579
Total long-term liabilities	459,963	448,303
Total liabilities	895,587	1,082,117
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,394,809 shares issued at March 31, 2025; 104,245,089 shares issued at June 30, 2024	1,044	1,042
Additional paid-in capital	643,242	619,805
Retained earnings	3,287,370	3,081,690
Less treasury stock at cost 31,579,598 shares at March 31, 2025; 31,372,959 shares at June 30, 2024	(1,895,225)	(1,860,173)
Total stockholders' equity	2,036,431	1,842,364
Total liabilities and equity	$2,932,018	$2,924,481

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

REVENUE	$585,087	$538,562	$1,759,916	$1,655,631

EXPENSES
Cost of Revenue	340,586	328,224	1,016,868	972,205
Research and Development	39,411	35,993	120,192	108,363
Selling, General, and Administrative	66,350	62,246	209,839	211,298
Total Expenses	446,347	426,463	1,346,899	1,291,866

OPERATING INCOME	138,740	112,099	413,017	363,765

INTEREST INCOME (EXPENSE)
Interest Income	5,899	6,499	21,406	16,365
Interest Expense	(2,731)	(4,433)	(8,336)	(12,495)
Total Interest Income (Expense)	3,168	2,066	13,070	3,870

INCOME BEFORE INCOME TAXES	141,908	114,165	426,087	367,635

PROVISION FOR INCOME TAXES	30,800	27,066	97,943	86,892

NET INCOME	$111,108	$87,099	$328,144	$280,743

Basic earnings per share	$1.53	$1.20	$4.50	$3.85
Basic weighted average shares outstanding	72,851	72,872	72,893	72,860

Diluted earnings per share	$1.52	$1.19	$4.49	$3.85
Diluted weighted average shares outstanding	73,013	73,031	73,058	73,010

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,370,424	104,181,060	104,245,089	104,088,784
Shares issued for equity-based payment arrangements	1,052	17,382	90,267	65,042
Shares issued for Employee Stock Purchase Plan	23,333	24,290	59,453	68,906
Shares, end of period	104,394,809	104,222,732	104,394,809	104,222,732

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,044	$1,042	$1,042	$1,041
Shares issued for equity-based payment arrangements	—	—	1	1
Shares issued for Employee Stock Purchase Plan	—	—	1	—
Balance, end of period	$1,044	$1,042	$1,044	$1,042

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$633,211	$601,790	$619,805	$583,836
Shares issued for equity-based payment arrangements	—	—	(1)	—
Tax withholding related to share-based compensation	(319)	(1,782)	(7,660)	(5,343)
Shares issued for Employee Stock Purchase Plan	3,477	3,373	8,686	9,408
Stock-based compensation expense	6,873	6,924	22,412	22,404
Balance, end of period	$643,242	$610,305	$643,242	$610,305

RETAINED EARNINGS:
Balance, beginning of period	$3,218,533	$2,973,673	$3,081,690	$2,855,751
Net income	111,108	87,099	328,144	280,743
Dividends	(42,271)	(40,070)	(122,464)	(115,792)
Balance, end of period	$3,287,370	$3,020,702	$3,287,370	$3,020,702

TREASURY STOCK:
Balance, beginning of period	$(1,877,223)	$(1,852,118)	$(1,860,173)	$(1,832,118)
Purchase of treasury shares	(18,002)	—	(35,052)	(20,000)
Balance, end of period	$(1,895,225)	$(1,852,118)	$(1,895,225)	$(1,852,118)

TOTAL STOCKHOLDERS' EQUITY	$2,036,431	$1,779,931	$2,036,431	$1,779,931

Dividends declared per share	$0.58	$0.55	$1.68	$1.59

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$328,144	$280,743
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	33,125	34,943
Amortization	120,136	114,270
Change in deferred income taxes	(12,765)	(15,325)
Expense for stock-based compensation	22,412	22,404
(Gain)/loss on disposal of assets	(1)	273
Changes in operating assets and liabilities:
Change in receivables	50,871	97,835
Change in prepaid expenses, deferred costs and other	(42,989)	(60,520)
Change in accounts payable	(9,541)	(3,800)
Change in accrued expenses	(23,436)	20,265
Change in income taxes	15,540	30,938
Change in deferred revenues	(167,104)	(185,784)
Net cash from operating activities	314,392	336,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,186)	(34,347)
Proceeds from dispositions	—	900
Purchased software	(3,833)	(4,561)
Computer software developed	(130,298)	(125,351)
Proceeds from investments	1,000	—
Purchase of investments	(2,000)	(1,146)
Net cash from investing activities	(176,317)	(164,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	255,000	335,000
Repayments on credit facilities	(235,000)	(360,000)
Purchase of treasury stock	(35,052)	(20,000)
Dividends paid	(122,464)	(115,792)
Proceeds from issuance of common stock upon exercise of stock options	2	—
Tax withholding payments related to share-based compensation	(7,661)	(5,343)
Proceeds from sale of common stock	8,686	9,409
Net cash from financing activities	(136,489)	(156,726)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,586	$15,011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$38,284	$12,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,870	$27,254

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
Comprehensive Income
Comprehensive income for the three and nine months ended March 31, 2025 and 2024, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Allowance for credit losses - beginning balance	$6,872	$8,132	$7,477	$7,955
Current provision for expected credit losses	680	480	1,640	1,440
Write-offs charged against allowance	(992)	(642)	(2,486)	(1,425)
Other	—	(280)	(71)	(280)
Allowance for credit losses - ending balance	$6,560	$7,690	$6,560	$7,690
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at March 31, 2025, totaled $505,652 and at June 30, 2024, totaled $486,168.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,393,673 and $1,279,499 at March 31, 2025, and June 30, 2024, respectively.
Purchase of Investment
At March 31, 2025, and June 30, 2024, the Company had $25,750 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair value will not be estimated unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury shares at March 31, 2025, was $1,895,225. During the first nine months of fiscal 2025, the Company repurchased 207 shares. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first nine months of fiscal 2024.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2025, the results of its operations for the three and nine months ended March 31, 2025 and 2024, changes in stockholders' equity for the three and nine months ended March 31, 2025 and 2024, and its cash flows for the nine months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at June 30, 2024, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the three and nine months ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2024. For the three and nine months ended March 31, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2024, that are of significance, or potential significance, to the Company.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt this ASU for fiscal year ending June 30, 2025.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Private and Public Cloud	$193,244	$174,122	$562,643	$506,344
Product Delivery and Services	58,287	51,638	172,228	175,490
On-Premise Support	79,261	79,257	275,627	277,380
Services and Support	330,792	305,017	1,010,498	959,214

Processing	254,295	233,545	749,418	696,417

Total Revenue	$585,087	$538,562	$1,759,916	$1,655,631

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	March 31, 2025	June 30, 2024
Receivables, net	$282,162	$333,033
Contract Assets - Current	32,690	33,610
Contract Assets - Non-current	120,927	103,295
Contract Liabilities (Deferred Revenue) - Current	144,235	317,730
Contract Liabilities (Deferred Revenue) - Non-current	77,593	71,202
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
For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $81,810 and $83,083, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the nine months ended March 31, 2025, and 2024, the Company recognized revenue of $207,657 and $226,419, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2025, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,412,480. The Company expects to recognize approximately 23% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
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
Capitalized costs totaled $525,273 and $503,152, at March 31, 2025, and June 30, 2024, respectively.
For the three months ended March 31, 2025, and 2024, amortization of deferred contract costs totaled $46,188 and $41,107, respectively. For the nine months ended March 31, 2025, and 2024, amortization of deferred contract costs totaled $144,734 and $133,195, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2025
Financial Assets:
Certificates of Deposit	$—	$4,561	$—	$4,561
Financial Liabilities:
Credit facilities	$—	$170,000	$—	$170,000
June 30, 2024
Financial Assets:
Certificates of Deposit	$—	$3,505	$—	$3,505
Financial Liabilities:
Credit facilities	$—	$150,000	$—	$150,000
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
The Company leases certain office space, data centers, and equipment with remaining terms of 5 months to 9 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At March 31, 2025, and June 30, 2024, the Company had operating lease assets of $47,085 and $53,981, respectively. At March 31, 2025, total operating lease liabilities of $53,445 were comprised of current operating lease liabilities of $9,427 and noncurrent operating lease liabilities of $44,018. At June 30, 2024, total operating lease liabilities of $59,604 were comprised of current operating lease liabilities of $8,454 and noncurrent operating lease liabilities of $51,150.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $38,886 and $34,306 as of March 31, 2025, and June 30, 2024, respectively.
Operating lease costs for the three months ended March 31, 2025, and 2024, were $2,857 and $3,190, respectively. Total operating lease costs for the respective quarters included variable lease costs of $692 and $1,101, respectively. Operating lease costs for the nine months ended March 31, 2025, and 2024, were $8,649 and $7,888, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $2,175 and $3,354, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the nine months ended March 31, 2025, and 2024, the Company had operating cash flows for payments on operating leases of $7,909 and $6,855, and ROU assets obtained in exchange for operating lease liabilities of $7 and $19,222, respectively.
As of March 31, 2025, and June 30, 2024, the weighted-average remaining lease term for the Company's operating leases was 70 months and 78 months, and the weighted-average discount rate was 2.71% and 2.70%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2025:

Due Dates (fiscal year)	Future Minimum Rental Payments

2025 (remaining period)	$2,704
2026	11,048
2027	10,455
2028	10,106
2029	7,548
Thereafter	17,667
Total lease payments	$59,528
Less: interest	(6,083)
Present value of lease liabilities	$53,445
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2025, there were $2,070 of legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and it had an initial term of 57 months. Sublease income for the three months ended March 31, 2025, and 2024, was $205 and $213, respectively. Sublease income for the nine months ended March 31, 2025, and 2024, was $682 and $345, respectively.
On March 21, 2025, the sublessee provided notice to terminate a portion of the sublease agreement and reduce the square footage of their subleased space effective September 30, 2025, resulting in a termination fee of $332. The remaining space not terminated will continue to be subleased under the original terms of the agreement. There have been no indications of impairment related to the underlying ROU asset for the remaining portion of the sublease.
Minimum Sublease Payments
At March 31, 2025, the future total minimum sublease payments to be received, including termination fees, were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2025 (remaining period)	$203
2026	864
2027	448
2028	462
Total sublease receipts	$1,977

NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2025, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $80,000 and $60,000 outstanding under the amended and restated credit facility at March 31, 2025 and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of March 31, 2025, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025, and the Company intends to repay the outstanding balance of the term loan with a combination of cash on hand and a borrowing under its revolving credit facility. There was $90,000 outstanding under the term loan at March 31, 2025 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line, which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expired on April 30, 2025. There was no balance outstanding at March 31, 2025, or June 30, 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expires on October 31, 2025. There was no balance outstanding at March 31, 2025.
Interest
The Company paid interest of $7,525 and $11,176 during the nine months ended March 31, 2025, and 2024, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, with an effective tax rate of 21.7% of income before income taxes, compared to 23.7% in the prior fiscal year quarter. The decrease to the Company's effective tax rate was primarily due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments.
For the nine months ended March 31, 2025, the effective tax rate decreased compared to the nine months ended March 31, 2024, with an effective tax rate of 23.0% of income before income taxes, compared to 23.6% for the same period last fiscal year. The decrease in the effective tax rate for the nine months ended March 31, 2025, was primarily due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments.
The Company paid income taxes, net of refunds, of $94,553 and $70,686 in the nine months ended March 31, 2025, and 2024, respectively.
At March 31, 2025, the Company had $22,851 of gross unrecognized tax benefits before interest and penalties, $20,735 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $4,744 related to uncertain tax positions at March 31, 2025.

The U.S. federal and state income tax returns for fiscal 2021 and all subsequent years remain subject to examination as of March 31, 2025, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of March 31, 2025, under the statute of limitation rules for fiscal 2016 through 2020. The Company anticipates potential changes due to lapsing of statutes of limitations, and examination closures could reduce the unrecognized tax benefits balance by $3,000 to $8,500 within twelve months of March 31, 2025.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the three months ended March 31, 2025, and 2024, included $6,873 and $6,924 of stock-based compensation costs, respectively. Our operating income for the nine months ended March 31, 2025, and 2024, included $22,412 and $22,404 of stock-based compensation costs, respectively.
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
During the nine months ended March 31, 2025, there were no options granted or forfeited, and 12 options were exercised at a weighted average exercise price of $87.27 per share with a total exercise intrinsic value of $991. At March 31, 2025, there was no compensation cost yet to be recognized related to options. There were no options outstanding as of March 31, 2025.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2015 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of March 31, 2025:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2024	325	$189.68
Granted[1]	161	171.89
Vested	(121)	183.77
Forfeited[2]	(13)	178.46
Outstanding March 31, 2025	352	$184.01	$64,285
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 161 unit awards granted in fiscal 2025, 114 were restricted stock unit awards and 47 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.

18 of the performance unit awards granted in fiscal 2025 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 26 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. The remaining 3 performance unit awards had other performance targets. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group made up of participants approved by the Human Capital & Compensation Committee of the Company's Board of Directors for fiscal year 2025. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2025
Compensation Peer Group:
Volatility	24.5%
Risk free interest rate	3.72%
Annual dividend based on most recent quarterly dividend	$2.20
Dividend yield	1.29%
Beginning average percentile rank for TSR	41.0%
At March 31, 2025, there was $23,793 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.23 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Income	$111,108	$87,099	$328,144	$280,743
Common share information:
Weighted average shares outstanding for basic earnings per share	72,851	72,872	72,893	72,860
Dilutive effect of stock options, restricted stock units, and performance units	162	159	165	150
Weighted average shares outstanding for diluted earnings per share	73,013	73,031	73,058	73,010
Basic earnings per share	$1.53	$1.20	$4.50	$3.85
Diluted earnings per share	$1.52	$1.19	$4.49	$3.85
Per share information is based on the weighted average number of common shares outstanding for the three and nine months ended March 31, 2025, and 2024. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 32 and 30 anti-dilutive stock options, restricted stock units, or performance units excluded for the three and nine months ended March 31, 2025, respectively, and 31 and 29 were excluded for the three and nine months ended March 31, 2024, respectively.

NOTE 10.    REPORTABLE SEGMENT INFORMATION

The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional financial institutions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized customer/member information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, Automated Clearing House (“ACH”) origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three and nine months ended March 31, 2024. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three and nine months ended March 31, 2024, from Complementary to Corporate and Other, was $1,195 and $3,710, respectively.

	Three Months Ended
	March 31, 2025
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$170,262	$22,834	$121,077	$16,619	$330,792
Processing	10,463	194,615	46,365	2,852	254,295
Total Revenue	180,725	217,449	167,442	19,471	585,087

Cost of Revenue	75,258	116,266	67,836	81,226	340,586
Research and Development					39,411
Selling, General, and Administrative					66,350
Total Expenses					446,347

SEGMENT INCOME	$105,467	$101,183	$99,606	$(61,755)

OPERATING INCOME					138,740

INTEREST INCOME (EXPENSE)					3,168

INCOME BEFORE INCOME TAXES					$141,908

	Three Months Ended
	March 31, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$156,421	$20,440	$109,682	$18,474	$305,017
Processing	10,234	181,479	39,549	2,283	233,545
Total Revenue	166,655	201,919	149,231	20,757	538,562

Cost of Revenue	72,153	109,848	64,219	82,004	328,224
Research and Development					35,993
Selling, General, and Administrative					62,246
Total Expenses					426,463

SEGMENT INCOME	$94,502	$92,071	$85,012	$(61,247)

OPERATING INCOME					112,099

INTEREST INCOME (EXPENSE)					2,066

INCOME BEFORE INCOME TAXES					$114,165

	Nine Months Ended
	March 31, 2025
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$518,247	$65,671	$368,644	$57,936	$1,010,498
Processing	31,276	578,536	131,436	8,170	749,418
Total Revenue	549,523	644,207	500,080	66,106	1,759,916

Cost of Revenue	227,417	344,023	197,188	248,240	1,016,868
Research and Development					120,192
Selling, General, and Administrative					209,839
Total Expenses					1,346,899

SEGMENT INCOME	$322,106	$300,184	$302,892	$(182,134)

OPERATING INCOME					413,017

INTEREST INCOME (EXPENSE)					13,070

INCOME BEFORE INCOME TAXES					$426,087

	Nine Months Ended
	March 31, 2024
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$487,594	$61,402	$347,733	$62,485	$959,214
Processing	31,102	543,713	115,331	6,271	696,417
Total Revenue	518,696	605,115	463,064	68,756	1,655,631

Cost of Revenue	217,449	330,297	188,002	236,457	972,205
Research and Development					108,363
Selling, General, and Administrative					211,298
Total Expenses					1,291,866

SEGMENT INCOME	$301,247	$274,818	$275,062	$(167,701)

OPERATING INCOME					363,765

INTEREST INCOME (EXPENSE)					3,870

INCOME BEFORE INCOME TAXES					$367,635
The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the Chief Executive Officer, who is also the Chief Operating Decision Maker.

NOTE 11.     SUBSEQUENT EVENTS
Dividend — On May 9, 2025, the Company's Board of Directors declared a cash dividend of $0.58 per share on its common stock, payable on June 18, 2025, to stockholders of record as of May 29, 2025.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended March 31, 2025.
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
RESULTS OF OPERATIONS
For the third quarter of fiscal 2025, total revenue increased 8.6%, or $46,525, compared to the same quarter in fiscal 2024. Total revenue less deconversion revenue of $9,644 for the current fiscal quarter and $843 for the prior fiscal year third quarter results in an increase of 7.0%, quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting within private and public cloud, card, Jack Henry digital, which is inclusive of Banno, and payment processing, which is inclusive of PayCenter, partially offset by the decrease in license and hardware revenues, quarter over quarter.
Operating expenses increased 4.7%, or $19,884, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. Total operating expenses less deconversion operating expenses of $2,794 for the current fiscal quarter and $849 for the prior fiscal year third quarter results in an increase of 4.2%. This increase was primarily driven by higher direct costs and net personnel costs partially offset by the increase in labor cost deferral.
Operating income increased 23.8%, or $26,641, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. Removing from total operating income the effects of deconversion operating income of $6,851 for the current fiscal quarter and deconversion operating loss of $6 for the prior fiscal year third quarter results in an increase of 17.6%, quarter over quarter. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above tempered by our disciplined approach to compensation, headcount and infrastructure costs, quarter over quarter.
The provision for income taxes increased 13.8%, or $3,734, for the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024. Removing from the provision for income taxes the effect of taxes on deconversion net income of $1,644 for the current fiscal quarter and on deconversion net loss of $1 for the prior fiscal year third quarter results in an increase of 7.7%, quarter over quarter. This increase was primarily driven by the increase in income before income taxes partially offset by a decrease in the Company's effective tax rate due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments. The effective tax rate for the current fiscal third quarter was 21.7% compared to 23.7% for the same quarter a year ago.
Net income increased 27.6%, or $24,009, for the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024. Removing from total net income the effects of deconversion net income of $5,207 for the current fiscal quarter and deconversion net loss of $5 for the prior fiscal year third quarter, results in a 21.6% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the third quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.

For the nine months ended March 31, 2025, total revenue increased 6.3%, or $104,285, compared to the same period in fiscal 2024. Total revenue less deconversion revenue of $13,410 for the current fiscal year period and $9,861 for the prior fiscal year period results in an increase of 6.1%, period over period. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting within private and public cloud, card, Jack Henry digital, which is inclusive of Banno, and payment processing, which is inclusive of PayCenter, partially offset by the decrease in license and hardware revenues, period over period.
Operating expenses increased 4.3%, or $55,033, for the nine months ended March 31, 2025 compared to the same period in fiscal 2024. Total operating expenses less deconversion operating expenses of $3,686 for the current fiscal year period and $2,309 for the prior fiscal year period and less Voluntary Employee Departure Incentive Payment ("VEDIP") program expense of $16,443 for the prior fiscal year period results in an increase of 5.5%. This increase was primarily driven by higher personnel costs and direct costs partially offset by the increase in labor cost deferral, period over period. The VEDIP program was a voluntary separation program for certain eligible employees conducted during July 2023 that included a VEDIP payment for the eligible employees who chose to participate in the program.
Operating income increased 13.5%, or $49,252, for the nine months ended March 31, 2025 compared to the same period in fiscal 2024. Removing from total operating income the effects of deconversion operating income of $9,724 for the current fiscal year period and $7,552 for the prior fiscal year period and VEDIP program operating loss of $16,443 from the prior fiscal year period results in an increase of 8.2%, period over period. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above tempered by our disciplined approach to compensation, headcount and infrastructure costs, period over period.
The provision for income taxes increased 12.7%, or $11,051, for the nine months ended March 31, 2025, compared to the same period in fiscal 2024. Removing from the provision for income taxes the effect of taxes on deconversion net income of $2,334 for the nine months ended March 31, 2025 and $1,812 for the nine months ended March 31, 2024, and the tax benefit on VEDIP expense of $3,946 for the prior fiscal year period results in an increase of 7.4%, period over period. This increase was primarily driven by the increase in income before income taxes partially offset by a decrease in the Company's effective tax rate due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments. The effective tax rate for the current fiscal year period was 23.0% compared to 23.6% for the same period a year ago.
Net income increased 16.9%, or $47,401, for the nine months ended March 31, 2025, compared to the same period in fiscal 2024. Removing from total net income the effects of deconversion net income of $7,390 for the current fiscal year period and $5,739 for the prior fiscal year period and VEDIP program net loss of $12,497 for the prior fiscal year period results in an 11.6% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the nine months ended March 31, 2025, partially offset by higher operating expenses and the increased provision for income taxes compared to the same period last fiscal year.
As we move into the fourth quarter of fiscal 2025, significant portions of our business continue to provide recurring revenue and our sales pipeline is also encouraging. Our clients continue to face regulatory and operational challenges which our products and services address, and in these times they have an even greater need for our solutions that directly address institutional profitability, efficiency, and security. We believe our strong balance sheet, access to extensive lines of credit, the strength of our existing product line, and an unwavering commitment to superior client service position us well to address current and future opportunities.
A detailed discussion of the major components of the results of operations for the three and nine months ended March 31, 2025, follows.
Discussions compare the current fiscal year's three and nine months ended March 31, 2025, to the prior fiscal year's three and nine months ended March 31, 2024.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Services and Support	$330,792	$305,017	8.5%	$1,010,498	$959,214	5.3%
Percentage of total revenue	57%	57%		57%	58%
Services and support revenue increased 8.5% for the third quarter of fiscal 2025 compared to the same quarter a year ago. Reducing services and support revenue for deconversion revenue from each quarter, which was $9,644 for the current fiscal year quarter and $843 for the prior fiscal year quarter, results in growth of 5.6% quarter over quarter. This increase was primarily driven by double-digit growth in data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand partially offset by the decrease in licenses and hardware revenues, quarter over quarter.
Services and support revenue increased 5.3% for the nine months ended March 31, 2025, compared to the same period in fiscal 2024. Reducing services and support revenue for deconversion revenue from each period, which was $13,410 for the current fiscal year period and $9,861 for the prior fiscal year period, results in growth of 5.0% period over period. This increase was primarily driven by double-digit growth in data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand partially offset by the decrease in license and hardware revenues, period over period.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Processing	$254,295	$233,545	8.9%	$749,418	$696,417	7.6%
Percentage of total revenue	43%	43%		43%	42%
Processing revenue increased 8.9% for the third quarter of fiscal 2025 compared to the same quarter last fiscal year. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and expanding volumes and from the ramping up of add-on products, higher payment processing revenues, including PayCenter products — Zelle, RTP (Real Time Payments), and FedNow — from expanding volumes and new client revenue. Deconversion revenue did not significantly affect processing revenue quarter over quarter.
Processing revenue increased 7.6% for the nine months ended March 31, 2025 compared to the same period in fiscal 2024. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and expanding volumes and from the ramping up of add-on products, and higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from expanding volumes and new client revenue. Deconversion revenue did not significantly affect processing revenue period over period.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Cost of Revenue	$340,586	$328,224	3.8%	$1,016,868	$972,205	4.6%
Percentage of total revenue	58%	61%		58%	59%
Cost of revenue for the third quarter of fiscal 2025 increased 3.8% over the prior fiscal year third quarter. Reducing cost of revenue for deconversion costs from each quarter, which were $1,873 for the current fiscal year quarter and $671 for the prior fiscal year quarter, results in a 3.4% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue and included higher processing and pass through costs. Also contributing to the increase were higher internal licenses and fees from increased deployments and pricing in the current quarter partially offset by an increase in labor cost deferral. Cost of revenue decreased 3% as a percentage of total revenue compared to the prior fiscal year quarter.
Cost of revenue for the nine months ended March 31, 2025, increased 4.6% compared to the same period in fiscal 2024. Reducing cost of revenue for deconversion costs from each period, which were $2,228 for the current fiscal year period and $1,562 for the prior fiscal year period, results in a 4.5% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, compensation increases in the trailing twelve months, and higher internal licenses and fees from increased deployments and pricing. Also contributing to the increase were higher amortization of intangibles and increased cloud migration and consumption fees, partially offset by a decrease in license and hardware costs and increased labor cost deferral. Cost of revenue decreased 1% as a percentage of total revenue compared to the prior fiscal year period.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Research and Development	$39,411	$35,993	9.5%	$120,192	$108,363	10.9%
Percentage of total revenue	7%	7%		7%	7%
Research and development expense increased 9.5% for the third quarter of fiscal 2025 compared to the prior fiscal year third quarter. This increase was primarily due to higher personnel costs (net of capitalization) from compensation increases and employee headcount additions in the trailing twelve months. Deconversion and non-recurring costs did not significantly affect research and development expenses quarter over quarter. Research and development expense remained consistent as a percentage of total revenue compared to the prior fiscal year quarter.
Research and development expense increased 10.9% for the nine months ended March 31, 2025, compared to the same period in fiscal 2024. This increase was primarily due to higher personnel costs (net of capitalization) from compensation increases and employee headcount additions in the trailing twelve months. Deconversion and non-recurring costs did not significantly affect research and development expenses period over period. Research and development expense remained consistent as a percentage of total revenue compared to the prior fiscal year period.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Selling, General, and Administrative	$66,350	$62,246	6.6%	$209,839	$211,298	(0.7)%
Percentage of total revenue	11%	12%		12%	13%
Selling, general, and administrative expense increased 6.6% in the third quarter of fiscal 2025 compared to the same quarter in the prior fiscal year. Reducing selling, general, and administrative expense for deconversion costs from each quarter, which were $920 for the current fiscal year quarter and $178 for the prior fiscal year quarter results in a 5.4% increase quarter over quarter. This increase was primarily due to compensation increases related to an increase in employee headcount in the trailing twelve months and higher commission expense. Selling, general, and administrative expense decreased 1% as a percentage of total revenue compared to the prior fiscal year quarter.
Selling, general, and administrative expense decreased 0.7% in the nine months ended March 31, 2025, compared to the same period in 2024. Reducing selling, general, and administrative expense for deconversion costs from each period, which were $1,458 for the current fiscal year period and $747 for the prior fiscal year period and for VEDIP program expense of $16,443 in the prior fiscal year period, results in a 7.4% increase period over period. This increase was primarily due to compensation increases related to an increase in employee headcount in the trailing twelve months and higher commissions expense. Selling, general, and administrative expense decreased 1% as a percentage of total revenue compared to the prior fiscal year period.

INTEREST INCOME (EXPENSE)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Interest Income	$5,899	$6,499	(9.2)%	$21,406	$16,365	30.8%
Interest Expense	$(2,731)	$(4,433)	(38.4)%	$(8,336)	$(12,495)	(33.3)%
Interest income decreased due to lower interest-earning balances for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Interest income increased due to higher interest-earning balances for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.
Interest expense decreased for the three and nine months ended March 31, 2025, compared to the three and nine months ended March 31, 2024 primarily due to a decrease in average outstanding debt period over period. There was $170,000 outstanding under the revolving credit and term loan facilities at March 31, 2025, and $250,000 outstanding under the revolving credit and term loan facilities at March 31, 2024.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Provision for Income Taxes	$30,800	$27,066	13.8%	$97,943	$86,892	12.7%
Effective Rate	21.7%	23.7%		23.0%	23.6%
The provision for income taxes increased 13.8% for the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024. Removing from the provision for income taxes the effect of taxes on deconversion net income of $1,644 for the current fiscal quarter and on deconversion net loss of $1 for the prior fiscal year third quarter results in an increase of 7.7%, quarter over quarter. This increase was primarily driven by the increase in income before income taxes partially offset by a decrease in the Company's effective tax rate due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments. The effective tax rate for the current fiscal third quarter was 21.7% compared to 23.7% for the same quarter a year ago.
The provision for income taxes increased 12.7% for the nine months ended March 31, 2025, compared to the same period in fiscal 2024. Removing from the provision for income taxes the effect of taxes on deconversion net income of $2,334 for the nine months ended March 31, 2025 and $1,812 for the nine months ended March 31, 2024 and the tax benefit on VEDIP expense of $3,946 for the prior fiscal year period results in an increase of 7.4%, period over period. This increase was primarily driven by the increase in income before income taxes partially offset by a decrease in the Company's effective tax rate due to the timing of filing our Federal tax return and recognition of return-to-provision adjustments. The effective tax rate for the current fiscal year period was 23.0% compared to 23.6% for the same period a year ago.

NET INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Net income	$111,108	$87,099	27.6%	$328,144	$280,743	16.9%
Diluted earnings per share	$1.52	$1.19	27.6%	$4.49	$3.85	16.8%
Net income increased 27.6% to $111,108, or $1.52 per diluted share, for the third quarter of fiscal 2025 compared to $87,099, or $1.19 per diluted share, in the same quarter of fiscal 2024. Removing from total net income the effects of deconversion net income of $5,207 for the current fiscal quarter and deconversion net loss of $5 for the prior fiscal year quarter, results in a 21.6% increase quarter over quarter. This increase was primarily due to net organic growth in our lines of revenue for the third quarter of fiscal 2025 partially offset by higher operating expenses and the increased provision for income taxes compared to the same quarter last fiscal year.
Net income increased 16.9% to $328,144, or $4.49 per diluted share, for the nine months ended March 31, 2025 compared to $280,743, or $3.85 per diluted share, in the same period of fiscal 2024. Removing from total net income the effects of deconversion net income of $7,390 for the current fiscal year period and $5,739 for the prior fiscal year period, and the VEDIP program net loss of $12,497 for the prior fiscal year period, results in an 11.6% increase period over period. This increase was primarily due to net organic growth in our lines of revenue for the nine months ended March 31, 2025, partially offset by higher operating expenses and the increased provision for income taxes compared to the same period last fiscal year.
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
Immaterial adjustments have been made between segments to reclassify cost of revenue that was recognized for the three and nine months ended March 31, 2024. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the three and nine months ended March 31, 2024, from Complementary to Corporate and Other, was $1,195 and $3,710, respectively.

Core	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Revenue	$180,725	$166,655	8.4%	$549,523	$518,696	5.9%
Cost of Revenue	$75,258	$72,153	4.3%	$227,417	$217,449	4.6%
Revenue in the Core segment increased 8.4% and cost of revenue increased 4.3% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Reducing Core revenue for deconversion revenue in both quarters, which totaled $4,838 for the three months ended March 31, 2025, and $1,291 for the three months ended March 31, 2024, results in a 6.4% increase quarter over quarter. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting revenues within private and public cloud, as new and existing clients migrate to our private cloud and processing volumes expand, partially offset by a decrease in maintenance fee and credit union hardware revenues. Reducing Core cost of revenue for deconversion costs in both quarters, which totaled $1,240 for the three months ended March 31, 2025, and $225 for the three months ended March 31, 2024, results in a 2.9% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 2% as a percentage of Core revenue for the third quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Core segment increased 5.9% and cost of revenue increased 4.6% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Reducing Core revenue for deconversion revenue in both periods, which totaled $6,105 for the nine months ended March 31, 2025, and $4,885 for the nine months ended March 31, 2024, results in a 5.8% increase period over period. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand, partially offset by a decrease in maintenance fees and software usage revenues. Reducing Core cost of revenue for deconversion costs in both periods, which totaled $1,365 for the nine months ended March 31, 2025 and $650 for the nine months ended March 31, 2024, results in a 4.3% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 1% as a percentage of Core revenue for the nine months ended March 31, 2025 compared to the same period in fiscal 2024.

Payments	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Revenue	$217,449	$201,919	7.7%	$644,207	$605,115	6.5%
Cost of Revenue	$116,266	$109,848	5.8%	$344,023	$330,297	4.2%
Revenue in the Payments segment increased 7.7% and cost of revenue increased 5.8% for the third quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both quarters, which totaled $2,394 for the third quarter of fiscal 2025 and $910 for the third quarter of fiscal 2024, results in a 7.0% increase quarter over quarter. This increase was primarily due to higher card revenue from an increase in volumes and higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from an increase in volumes and new client revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion and non-recurring costs did not significantly affect the Payments cost of revenue comparison. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the third quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Payments segment increased 6.5% and cost of revenue increased 4.2% for the nine months ended March 31, 2025, compared to the equivalent period of the prior fiscal year. Reducing Payments revenue for deconversion revenue in both periods, which totaled $4,341 for the nine months ended March 31, 2025 and $3,470 for the nine months ended March 31, 2024, results in a 6.4% increase period over period. This increase was primarily due to higher card revenue from an increase in volumes, higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from an increase in volumes and new client revenue, and increased remote capture and ACH revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue and higher compensation costs in the trailing twelve months. Deconversion and non-recurring costs did not significantly affect the Payments cost of revenue comparison. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the nine months ended March 31, 2025 compared to the same period in fiscal 2024.

Complementary	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Revenue	$167,442	$149,231	12.2%	$500,080	$463,064	8.0%
Cost of Revenue	$67,836	$64,219	5.6%	$197,188	$188,002	4.9%
Revenue in the Complementary segment increased 12.2% and cost of revenue increased 5.6% for the third quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Complementary revenue for deconversion revenue, which totaled $2,324 for the third quarter of fiscal 2025 and $(1,366) for the third quarter of fiscal 2024, results in a 9.6% increase quarter over quarter. This increase was primarily driven by increased Jack Henry digital revenue (including Banno) as the number of active users increased and volumes expanded and from the ramping up of add-on products and organic growth in hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded. Reducing Complementary cost of revenue for deconversion costs in both quarters, which totaled $519 for the third quarter of fiscal 2025 and $348 for the third quarter of fiscal 2024, results in a 5.4% increase quarter over quarter. This increase was primarily driven by higher direct costs generally consistent with increases in related lines of revenue. Complementary cost of revenue as a percentage of Complementary revenue decreased 3% for the third quarter of fiscal 2025 compared to the same quarter in fiscal 2024.
Revenue in the Complementary segment increased 8.0% and cost of revenue increased 4.9% for the nine months ended March 31, 2025, compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $2,857 for the nine months ended March 31, 2025, and $1,440 for the nine months ended March 31, 2024, results in a 7.7% increase period over period. This increase was primarily driven by organic growth in hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded, increased Jack Henry digital revenue (including Banno) as the number of active users increased and volumes expanded and from the ramping up of add-on products, and higher maintenance fee revenue. The Complementary cost of revenue increase was primarily driven by higher direct costs generally consistent with increases in related lines of revenue, compensation increases in the trailing twelve months, and increased amortization of capitalized software from capital software development projects. Deconversion and non-recurring costs did not significantly affect the Complementary cost of revenue comparison. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the nine months ended March 31, 2025, compared to the same period in fiscal 2024.

Corporate and Other	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2025	2024		2025	2024
Revenue	$19,471	$20,757	(6.2)%	$66,106	$68,756	(3.9)%
Cost of Revenue	$81,226	$82,004	(0.9)%	$248,240	$236,457	5.0%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment decreased 6.2% for the third quarter of fiscal 2025 compared to the equivalent quarter of the prior fiscal year. Reducing Corporate and Other revenue for deconversion revenue in both quarters, which totaled $88 for the third quarter of fiscal 2025 and $8 for the third quarter of fiscal 2024, results in a 6.6% decrease quarter over quarter. This decrease was primarily due to lower hardware revenue quarter over quarter. Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The Corporate and Other cost of revenue in the third quarter of fiscal 2025 decreased 0.9% when compared to the prior fiscal year quarter. This decrease was primarily due to lower hardware costs in line with lower hardware revenues, decreased personnel costs, and increased shared services chargeback, partially offset by higher direct costs and increased cloud consumption costs. Deconversion and non-recurring costs did not significantly affect the Corporate and Other cost of revenue comparison.
Revenue in the Corporate and Other segment decreased 3.9% for the nine months ended March 31, 2025, compared to the equivalent period of the prior fiscal year. The Corporate and Other revenue decrease was primarily due to lower hardware revenue partially offset by higher subscription and software usage revenue, increased processing revenue, and higher data processing and hosting revenue within private and public cloud. Deconversion revenue did not significantly affect the Corporate and Other revenue comparison. The Corporate and Other cost of revenue in the nine months ended March 31, 2025, increased 5.0% when compared to the prior fiscal year period. This increase was primarily due to increased direct costs, higher cloud consumption costs, and increased internal licenses and fees partially offset by lower cost of hardware in line with lower hardware revenue. Deconversion and non-recurring costs did not significantly affect the Corporate and Other cost of revenue comparison.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $39,870 at March 31, 2025, from $38,284 at June 30, 2024.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2025	2024
Net income	$328,144	$280,743
Non-cash expenses	162,907	156,565
Change in receivables	50,871	97,835
Change in deferred revenue	(167,104)	(185,784)
Change in other assets and liabilities	(60,426)	(13,117)
Net cash provided by operating activities	$314,392	$336,242
Cash provided by operating activities for the first nine months of fiscal 2025 decreased 6% compared to the same period last year primarily due to the decrease in the change in receivables period over period. We collected significantly more annual maintenance dollars in the fourth quarter of fiscal 2024 than we have historically collected in the fourth quarter, leaving less to be collected in the current fiscal year period. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and acquisitions.
Cash used in investing activities for the first nine months of fiscal 2025 totaled $176,317 and included: $130,298 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $41,186; $3,833 for the purchase and development of internal use software; and the purchase of investment of $2,000. Cash uses were partially offset by proceeds from investments of $1,000. Cash used in investing activities for the first nine months of fiscal 2024 totaled $164,505 and included: $125,351 for the development of software; $34,347 for capital expenditures; $4,561 for the purchase and development of internal use software; and $1,146 for the purchase of investment. Cash uses were partially offset by proceeds from dispositions of $900.
Financing activities used cash of $136,489 for the first nine months of fiscal 2025 and included: payments on credit facilities of $235,000; dividends paid to stockholders of $122,464; and the purchase of treasury stock of $35,052. Cash uses were partially offset by borrowings on credit facilities of $255,000 and $1,027 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $156,726 in the first nine months of fiscal 2024 and included: repayments on credit facilities of $360,000; $115,792 for the payment of dividends; and the purchase of treasury stock of $20,000. Cash uses were partially offset by borrowings on credit facilities of $335,000 and $4,066 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $41,186 and $34,347 for the nine months ended March 31, 2025, and March 31, 2024, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2025 are expected to be approximately $68,000 and have been or will be funded from our credit facilities and cash generated by operations.

Contractual obligations are discussed in our Annual Report on Form 10-K for the year ended June 30, 2024. There have been no material contractual obligations added for the nine months ended March 31, 2025.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury shares at March 31, 2025, was $1,895,225, and the Company repurchased 207 shares during the first nine months of fiscal 2025. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,618 additional shares. The total cost of treasury shares at June 30, 2024, was $1,860,173 and the Company repurchased 129 shares during the first nine months of fiscal 2024.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement that replaced a prior credit facility that was entered into on February 10, 2020. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2025, the Company was in compliance with all such covenants. The amended and restated credit facility terminates August 31, 2027. There was $80,000 and $60,000 outstanding under the amended and restated credit facility at March 31, 2025 and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bear interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the term loan credit agreement. As of March 31, 2025, the Company was in compliance with all such covenants. The term loan credit agreement has a maturity date of May 16, 2025, and the Company intends to repay the outstanding balance of the term loan with a combination of cash on hand and a borrowing under its revolving credit facility. There was $90,000 outstanding under the term loan at March 31, 2025 and June 30, 2024.
Other lines of credit
The Company has an unsecured bank credit line, which provides for funding of up to $5,000 and bears interest at the prime rate less 1.0%. The credit line expired on April 30, 2025. There was no balance outstanding at March 31, 2025, or June 30, 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expires on October 31, 2025. There was no balance outstanding at March 31, 2025.

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
We had $170,000 outstanding debt with variable interest rates as of March 31, 2025, and a 1% increase in our borrowing rate would increase our annual interest expense by $1,700.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2025, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2025:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1 — January 31, 2025	—	$—	—	3,518,264
February 1 — February 28, 2025	107,246	167.86	107,246	3,411,018
March 1 — March 31, 2025	—	—	—	3,411,018
Total	107,246	$167.86	107,246	3,411,018
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,579,598 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2025, and June 30, 2024, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2025, and 2024, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended March 31, 2025, and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025, and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 12, 2025	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	May 12, 2025	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer