Form 10-K
period 2025-06-30
JACK HENRY & ASSOCIATES INC
filed 2025-08-25
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025

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

On December 31, 2024, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $12,705,842,343 (based on the closing stock price on Nasdaq on December 31, 2024).

As of August 8, 2025, the Registrant had 72,871,385 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the Company's fiscal year ended June 30, 2025.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc.® is a well-rounded financial technology company that strengthens connections between financial institutions and the people and businesses they serve. For nearly 50 years, we have provided technology solutions to help banks and credit unions innovate faster, strategically differentiate, and successfully compete while serving the evolving needs of their accountholders. We empower approximately 7,400 financial institutions and diverse corporate entities with people-inspired innovation, personal service, and insight-driven solutions.
Mission Statement
We strengthen the connections between people and their financial institutions through technology and services that reduce the barriers to financial health.
This mission has always been part of the foundation on which Jack Henry was built. Our founders, Jack Henry and Jerry Hall, were committed to their community and believed they could help financial institutions better serve the needs of their accountholders by using more innovative technology and services.
Since our founding in 1976, much has changed, but our commitment to supporting community and regional banks and credit unions remains unwavering. We continue to be guided by our founding philosophy: do the right thing, do whatever it takes, and have fun.
Who We Serve
We provide products and services primarily to community and regional banks and credit unions (see "Our Industry" below):
•Core bank integrated data processing systems are provided to over 950 banks. Our banking solutions support both on-premise and private cloud operating environments with functionality for core processing platforms and integrated complementary solutions.
•Core credit union data processing solutions are provided to credit unions of all sizes, with a client base of approximately 715 credit unions. We offer a flagship core processing platform and integrated complementary solutions that support both on-premise and private cloud operating environments.
•Non-core highly specialized core-agnostic products and services are also provided to banks and credit unions. We offer complementary solutions that include highly specialized financial performance, imaging and payment solutions, information security and risk management, retail delivery, and online and mobile functionality. These products and services enhance the performance of traditional banks and credit unions of all asset sizes and charters, and non-traditional diverse corporate entities. In total, we serve approximately 1,670 bank and credit union core clients and over 5,710 non-core clients.
Our products and services provide our clients with solutions that can be tailored to support their unique growth, service, operational, and performance goals. Our well-rounded solutions also enable banks and credit unions to offer the high-demand products and services required by their accountholders to compete more successfully and to capitalize on evolving trends shaping the financial services industry.
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
Our Industry
Our core banking solutions generally serve commercial banks and savings institutions with up to $55 billion and above in assets and are designed to be capable of serving institutions with up to $150 billion in assets. We complete annual, third-party testing to validate this capability each August. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 4,440 commercial banks and savings institutions in the $55 billion and under asset range as of December 31, 2024, and we currently support over 950 of these banks with one of our three core information processing platforms and a significant number of complementary/payment products and services.
Our core credit union solutions serve credit unions of all asset sizes. According to America's Credit Unions ("ACU") (formerly Credit Union National Association), there were 4,550 domestic credit unions as of December 31, 2024, and we currently support approximately 715 of these credit unions with one flagship core information processing platform and a significant number of complementary/payment products and services.
Our non-core solutions serve banks and credit unions of all asset sizes and charters and other diverse corporate entities. We support these organizations with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
The FDIC reports the number of commercial banks and savings institutions declined 13% from the end of calendar year 2019 to the end of calendar year 2024, due mainly to mergers and acquisitions. Although the number of banks continued to decline at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 5% and totaled $24.1 trillion as of December 31, 2024. There were six new bank charters issued in calendar year 2024 and six issued in the 2023 calendar year. Comparing calendar years 2024 to 2023, the number of transactions of FDIC-insured banks acquiring or merging with other banks or credit unions decreased 18%.
ACU reports the number of credit unions declined 15% from the end of calendar year 2019 to the end of calendar year 2024. Although the number of credit unions declined at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 8% and totaled $2.3 trillion as of December 31, 2024.
Despite continued industry consolidation, Jack Henry net core footprints increased year-over-year from calendar year 2023 to calendar year 2024 in both bank and credit union client bases. Furthermore, the average assets under management for our banking core clients grew from $1.26 billion to $1.29 billion, and the average assets under management for our credit union core clients grew from $1.17 billion to $1.20 billion.
Community and regional banks and credit unions are vitally important to the communities, consumers, and businesses they serve as well as to the local economies where they operate. Bank and credit union accountholders rely on these institutions to provide personalized, relationship-based service and competitive financial products and services available through the accountholders' delivery channel of choice. Institutions are recognizing that attracting and retaining accountholders in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology dependent. Banks and credit unions must implement technological solutions that enable them to:
•Offer digital strategies that provide the convenience-driven services required in today’s financial services industry.
•Maximize performance with accessible, accurate, and timely business intelligence information.
•Provide the high-demand products and services needed to successfully compete with traditional and non-traditional competitors created by convergence within the financial services industry.
•Foster growth and efficiency through delivering accountholders exceptional user experiences.
•Expand existing accountholder relationships and strengthen exit barriers by cross selling additional products and services.
•Capitalize on new revenue, and deposit and loan portfolio growth opportunities.
•Increase operating efficiencies and reduce operating costs.
•Protect mission-critical information assets and operational infrastructure.
•Protect accountholders with various security tools from fraud and related financial losses.
•Maximize the day-to-day use of technology and return on technology investments.
•Ensure full regulatory compliance.

Jack Henry’s extensive product and service offerings help diverse banks and credit unions meet business challenges and capitalize on opportunities. We strive to get to know our clients, understand their strategies and challenges, and provide innovative solutions that help them achieve short- and long-term success.
Business Strategy
Our fundamental business strategy is to generate organic revenue and earnings growth augmented by strategic acquisitions. Our strategy for the next three to five years is to enable banks and credit unions to win on exceptional user experience and trust through open, innovative technology, data-driven insights, and service, resulting in greater growth and efficiency. We intend to execute this strategy by:
•Providing community and regional banks and credit unions with core processing systems that provide excellent functionality and support on-premise and private cloud delivery environments with identical functionality.
•Expanding each core client relationship by cross-selling complementary/payment products and services that enhance the functionality provided by our core processing systems.
•Delivering non-core highly specialized core-agnostic complementary/payment products and services to banks and credit unions, including institutions not utilizing one of our core processing systems, and diverse corporate entities.
•Developing and deploying a long-term technology modernization strategy to provide public cloud-native solutions that provide clients with greater flexibility, optionality, open integration, speed to market, and other benefits.
•Upholding a company-wide commitment to service that consistently exceeds our clients’ expectations and generates high levels of retention.
•Carrying out a large client strategy that focuses on deep engagement with banks and credit unions to align objectives, optimize revenue streams, and foster collaborative growth and innovation through continuous engagement and commitment to excellence.
•Growing our market share of services to small and medium-sized businesses offering features through banks and credit unions.
•Building, maintaining, and enhancing a protected environment and tools that help our clients and Jack Henry protect accountholder data, assets, and comply with regulations.
•Maintaining a disciplined acquisition strategy.
Technology Modernization Strategy
Our public cloud-native technology modernization strategy seeks to enable our bank and credit union clients to innovate faster, differentiate themselves in the markets they serve, and meet the evolving needs of their accountholders.
The Jack Henry PlatformTM is the centerpiece of this strategy and operates as a single public cloud-native, API-first platform, which we are developing into a fully functional modern alternative for existing core functions. The platform includes services like wire transfers, a centralized data hub for reporting and analysis, exception item processing, general ledger, deposit servicing, and entitlements. These services can be combined with other Jack Henry public cloud-native solutions, such as digital banking, digital payments, and fraud detection, as well as third-party provider solutions on a single, unified platform.
The Jack Henry Platform leverages public cloud advantages, including high system availability, rapid processing, modern security standards, easily deployable upgrades, and scalability.
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
After nearly 50 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our Company without material distractions.
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
Solutions
•Our core banking solutions support commercial banks with information and transaction processing platforms that provide enterprise-wide automation. We have three functionally distinct core bank processing systems and many fully integrated complementary/payment solutions, including business intelligence and bank management, retail and business banking, digital and mobile internet banking and electronic payment solutions, fraud and risk management and protection, account origination, and item and document imaging solutions. Our core banking solutions have state-of-the-art functional capabilities, and we can re-market the hardware required by on-premise use of each software system. Our banking solutions can be delivered on-premise or through our private cloud delivery model and are backed by a company-wide commitment to provide exceptional client support.
•Our core credit union solutions support credit unions of all sizes with an information and transaction processing platform that provides enterprise-wide automation. Our solution includes one flagship core processing system and many fully integrated complementary/payment solutions, including business intelligence and credit union management, accountholder and accountholder business services, digital and mobile internet banking and electronic payment solutions, fraud and risk management and protection, account origination, and item and document imaging solutions. Our credit union solution also has state-of-the-art functional capabilities. We also re-market the hardware required by on-premise use of the software system. Our credit union solution can be delivered on-premise, through our private cloud, or through our partner private cloud delivery models. Each is backed by our company-wide commitment to provide exceptional client support.
•Our non-core solutions for banks, credit unions, and diverse corporate entities are specialized products and services assembled primarily through our focused diversification acquisition strategy. These core-agnostic solutions are compatible with a wide variety of information technology platforms and operating environments and offer a large number of complementary/payment solutions, including proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. Our non-core products and services enhance the performance of banks and credit unions of all asset sizes and charters, and diverse corporate entities. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
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
Core Software Systems
Core software systems primarily consist of the integrated applications required to process deposit, loan, and general ledger transactions, and to maintain centralized accountholder information.
Our core banking solutions consist of three software systems marketed to banks, and our core credit union solution consists of one software system marketed to credit unions. These core systems are available for on-premise installation at client sites, or banks and credit unions can choose to leverage our private cloud environment for ongoing information processing.

Core banking platforms are:
•SilverLake System®, a robust system primarily designed for commercial-focused banks that currently serves banks with assets ranging from $1 billion to over $55 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by 520 banks, and now serves nearly 12% of the domestic banks in the $55 billion and under asset range.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports 260 banks ranging from de novo institutions to those with assets of $6 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports over 170 banks ranging from de novo institutions to those with assets of $2 billion.
Core credit union platform is:
•Symitar® (formerly known as Episys®), a robust system designed specifically for credit unions. It has been implemented by approximately 715 credit unions with assets ranging from $20 million to $33 billion, and according to National Credit Union Administration ("NCUA") data, is the system implemented by more credit unions with assets exceeding $25 million than any other credit union core system.
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
Clients can eliminate the significant up-front capital expenditures required by on-premise installations and the responsibility for operating information and transaction processing infrastructures by leveraging our private cloud environment for those functions. Our core private cloud services are provided through a highly resilient data center configuration across multiple physical locations. We also provide image item processing services from two host/archive sites and several key entry and balancing locations throughout the country. We print and mail accountholder statements for banks and credit unions from three regional printing and rendering centers. Clients electing to outsource their core processing typically sign contracts for six years that include "per account" fees and minimum guaranteed payments during the contract period.
We are dedicated to meeting the evolving business needs of our core bank and credit union clients by continuously enhancing each core system, introducing new integrated complementary products regularly, integrating practical new technologies, and adhering to regulatory compliance initiatives. Additionally, we serve as a single point of contact for each core client for support and accountability.
Complementary Products and Services
We have a large number of complementary/payment products and services that are targeted to our core banks and credit unions. Many of these are selectively sold to banks and credit unions that use other core processing systems.
These complementary/payment solutions enable core bank and credit union clients to respond to evolving accountholder demands, expedite speed-to-market with competitive offerings, increase efficiency, address specific operational needs, and generate new revenue streams. The highly specialized solutions enable diverse banks, credit unions, and corporate entities to generate additional revenue and growth opportunities, increase security, mitigate operational risks, and control operating costs.
We regularly introduce new products and services based on demand for integrated complementary/payment solutions from our existing core clients and based on the growing demand among banks, credit unions, and corporate entities for specialized solutions capable of increasing revenue and growth opportunities, mitigating and controlling operational risks, and/or containing costs. Our Industry Research department solicits client guidance on the business solutions they need, evaluates available solutions and competitive offerings, and manages the introduction of new product offerings. Our new complementary/payment products and services are developed internally, acquired, or provided through strategic alliances.
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
We also provide extensive initial and ongoing education to our clients. We have a comprehensive training program that supports new clients with basic training and longtime clients with continuing education. The training enables banks and credit unions to maximize the use of our core and complementary solutions, learn about ongoing system enhancements, and understand evolving legislative and regulatory requirements.
Support and Services
We serve our core clients as a single point of contact and support for the solutions we provide. Our comprehensive support infrastructure incorporates:
•High service standards.
•Trained support staff available up to 24 hours a day, 365 days a year.
•Assigned account team.
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
Digital Products and Services
Jack Henry Digital provides a unified platform of digital products and services, anchored by the Banno Digital Platform™. This native and browser-based banking solution empowers community and regional banks and credit unions to strategically enhance their digital offerings and compete effectively with larger banks and tech companies. It's a comprehensive business and retail open platform delivering attractive, fast, cloud-native applications for accountholders and cloud-based, core-connected back-office tools for employees. Our treasury platform is a separate digital product that services the needs of banks' and credit unions' larger commercial customers.
Payment Solutions
Electronic payment solutions provide our clients with the tools necessary to be at the forefront of payment innovation with secure payment processing designed to simplify complex payment processing, attract profitable retail and commercial accounts, increase operating efficiencies, comply with regulatory mandates, and proactively mitigate and manage payment-related risk.
•JHA Card Processing Solutions™ ("CPS") supports full-service and in-house debit and credit card programs, as well as an agent credit option, backed by a comprehensive suite of tools for 24/7 fraud mitigation, digital payments, full-service dispute management, plastics manufacturing and personalization, loyalty programs, data analytics, and ATM terminal driving. In addition, advisory services are offered to support a variety of needs including card portfolio growth, start-up program consultation, as well as customized fraud management; all tailored to individual bank and credit union goals and concerns.
•Enterprise Payment Solutions ("EPS") is a comprehensive payments engine, offering an integrated suite of Automated Clearing House ("ACH"), instant payments, credit card, and remote deposit capture processing that includes supporting tools for accounts receivable posting, risk management, reporting, and application interfaces ("APIs") for banks, credit unions, businesses, and fintechs of all sizes. EPS helps clients succeed in today’s competitive market to increase revenue, improve efficiencies, better manage compliance, and enhance accountholder relationships.
•PayrailzTM Payments Platform provides consumers and businesses with money movement options through their bank's or credit union's digital platforms. It supports our technology modernization strategy by providing next-generation, cloud-native digital payment capabilities to our payment ecosystem. This money movement payments platform incorporates artificial intelligence ("AI") to make predictive and proactive recommendations, a flexible modern user experience, a layered security model, an automated fraud feature powered by machine learning, and a contemporary, adaptable administrative portal. In addition to bill payment capabilities, we provide a 'pay a loan' feature, an 'open looped' real-time person-to-person ("P2P") solution, and account-to-account ("A2A") transfer features. The array of money movement options maintains consumer and business engagement with the bank or credit union.
•JHA PayCenterTM provides banks and credit unions with a single entry point to both Zelle® and Real Time Payments ("RTP") networks, and the Federal Reserve's FedNow® network. PayCenter manages the certification process and mandatory updates from the networks, simplifies integration with toolkits, and provides fraud monitoring. Banks and credit unions can send and receive transactions instantly 24 hours a day, 365 days a year, through our core and complementary solutions.
•Payments as a Service ("PaaS") supports embedded payment capabilities and ties together and further enhances the complete array of electronic payments functionality with a front-end Payments Developers Experience Portal, APIs, and back-end data analytics.
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
Research and development expenses (in thousands) for fiscal 2025, 2024, and 2023 were $162,771, $148,256, and $142,678, respectively. We recorded capitalized software (in thousands) in fiscal 2025, 2024, and 2023 of $172,445, $167,175, and $166,120, respectively.
Sales and Marketing
We serve established, well-defined markets that provide ongoing sales and cross-sell opportunities.
The marketing and sales initiatives within the core business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Our non-core specialized core-agnostic niche solutions are sold to complement existing technology platforms to banks and credit unions of all asset sizes and charters.
Sales executives are responsible for the activities required to earn new clients in assigned territories, and regional account executives are responsible for nurturing client relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports sales with lead generation and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; client newsletters; ongoing promotional campaigns; and media relations. We also host an annual national education conference, which provides opportunities to network with existing clients and demonstrate new products and services.
Jack Henry has sold select products and services outside the United States, primarily in Latin America, the Caribbean and Canada. International sales accounted for less than 1% of Jack Henry’s total revenue in each of fiscal 2025, 2024, and 2023.
Competition
The market for companies providing technology solutions to financial services organizations is competitive, and we expect that competition from both existing competitors and companies entering our existing or future markets will remain strong. Some of our current competitors have longer operating histories, larger client bases, and greater financial resources. The principal competitive factors affecting the market for technology solutions include culture, service, innovation, strategy, and execution, along with product/service functionality, price, operating flexibility, and ease-of-use. For more than a decade, there has been significant consolidation among providers of products and services designed for banks and credit unions, and this consolidation is expected to continue in the future.
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
Regulatory Compliance
Jack Henry maintains a corporate commitment to address compliance issues and implement requirements imposed by federal regulators prior to the effective date of such requirements when adequate prior notice is given. Our compliance program is coordinated by a team of qualified compliance professionals with extensive regulatory agency and financial institution experience, knowledge and understanding of Federal consumer protection regulations, and a thorough working knowledge of Jack Henry and our solutions. These compliance professionals leverage multiple channels to remain informed about potential and recently enacted regulatory requirements, including discussions on emerging topics with the Federal Banking Agencies (“FBA”), and training sessions sponsored by various professional associations.
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
Internal audits of our systems, networks, operations, business recovery plans, and applications are conducted and specialized outside firms are periodically engaged to perform testing and validation of our systems, processes, plans, and security. The FBA conducts ongoing examinations of the Company and issues Reports of Examination. The Board of Directors provides oversight of these activities through the Risk and Compliance Committee and the Audit Committee.
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
Jack Henry is not chartered by the Office of the Comptroller of Currency ("OCC"), the Board of Governors of the Federal Reserve System, the FDIC, the NCUA or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to banks and credit unions, Jack Henry’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FBA regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews. Jack Henry is also subject to periodic examinations by the Consumer Financial Protection Bureau (“CFPB”), which provides supervision and enforcement related to federal consumer financial laws applicable to some products and services offered by our clients.
We provide private cloud services through Jack Henry Processing Services™ for banks and EASE Processing Services™ for credit unions. We provide data centers and electronic transaction processing through JHA Card Processing Solutions™, internet banking through NetTeller® and BannoTM online solutions, bill payment through our PayrailzTM Payments Platform, network security monitoring and Hosted Network Solutions ("HNS") through our Gladiator® unit, cloud services through Hosted Partner Services and Enterprise Integration Services, and business recovery services through Centurion Disaster Recovery®.
Our private cloud services are subject to examination by FBA regulators under the Bank Service Company Act. These examinations cover a wide variety of subjects, including system development, functionality, reliability, and security, as well as disaster preparedness and business recovery planning. Our private cloud services are also subject to examination by state banking authorities on occasion.
Human Capital
Our Associates
As of June 30, 2025, Jack Henry had approximately 7,240 full-time and part-time associates. Our associates are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
Talent Attraction and Engagement
Our people and culture strategy is focused on attracting, engaging, and retaining associates that are qualified and innovative with future-ready technical skills. We are an equal opportunity employer and are committed to considering all qualified candidates for employment.
We seek non-traditional talent streams to help identify candidates from underrepresented groups. Our internship attracts college and university students, and our apprenticeship program offers paid training and work for candidates with little to no traditional experience, such as computer coding. Both programs can lead to full-time employment.
We are committed to fostering a respectful and inclusive workplace where all individuals are treated with respect and dignity, and we focus on ensuring all associates feel they belong at Jack Henry.
Business Innovation Groups ("BIGs"), which are open to all associates, help us to foster a culture of inclusion and belonging. These groups provide input and suggestions to address business problems and offer education and training to foster inclusion and belonging. As of June 30, 2025, we had over 1,770 unique associates and nearly 2,810 combined associates participating in six active BIGs. A significant portion of the Company’s associates work remotely on either a full-time or hybrid remote/office basis. The Company remains focused on equipping all associates with the tools necessary to effectively communicate, collaborate, and build connections in a remote environment, including ensuring leaders have the skills needed to effectively lead dispersed teams.
We seek to actively listen to our associates throughout the year using a defined and continuous listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, satisfaction, and sense of belonging, through channels such as our annual engagement survey, pulse surveys, skip-a-level interviews, and town halls. This comprehensive strategy allow us to respond to associate concerns, benefit from associate perspectives, and better design and develop processes to support our Company culture. Associates can learn about changes through our internal online news center, regular email communications, monthly Manager Forum events, quarterly associate update videos, or all-associate town hall meetings delivered by senior management.
Learning and Development
Our success depends not only on attracting and retaining talented associates, but also in developing our current associates and providing new opportunities for their growth. We offer our associates numerous live and on-demand courses, resources, and training programs to help them build knowledge, improve skills, and develop their career at Jack Henry. Learning opportunities include mandatory courses, as well as recommended content in areas such as leadership development, technical skills, business acumen, innovation, and change management. Jack Tracks, an annual, company-wide virtual learning event, offers associates a large selection of curated topics such as technical and operational readiness, technology trends, company solutions, and industry trends.
Recognizing the importance of mentoring in career development, we host an internal mentorship marketplace, which allows prospective mentors and mentees to connect and self-initiate a mentoring relationship. Career mobility and personal development resources are available to all associates through dedicated intranet sites including an internal career website where associates can explore new opportunities, register their skills, and view salary ranges. We continue to strengthen our leadership capacity by providing training on effective coaching practices to leaders of the Company.
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
Wellness and Safety
We emphasize the safety and well-being of our associates as a top priority. We define wellness holistically and include mental, physical, emotional, financial, psychological, and environmental considerations. Our benefit plan offerings include supportive and dedicated campaigns that communicate directly to associates about financial wellness, mental health, healthful nutrition and exercise, and other wellness topics. Associate well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies, as well as paid time off, adoption assistance, an employee assistance program, wellness incentives, and paid community volunteer hours.
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
Business and Operating Risks
Data security breaches, failures, or other incidents could damage our reputation and business. Our business relies upon receiving, processing, storing, and transmitting sensitive information relating to our operations, associates, and clients. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats, or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, including valuable intellectual property, proprietary information, trade secrets, know-how, or source code, which could lead to their theft, misuse, unauthorized disclosure, or misappropriation. Such incidents could adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition, and expose us to liability. We rely on third parties for various business purposes, and these third parties face similar security risks. A security failure by one of these third parties could expose our data or subject our information systems to interruption of operations and security vulnerabilities. Our information systems rely on hardware, software, and other technological elements, whether developed in-house or provided by third parties, that occasionally need to be patched or updated to address existing or potential security vulnerabilities. If these vulnerabilities are not remediated in a timely manner, our systems and data may be at risk of compromise or interruption.
Our services and infrastructure are increasingly reliant on the internet. Computer networks and the internet are vulnerable to disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. We are continually subject to attempts by unauthorized parties to access confidential information or to destroy data, often through the introduction of computer viruses, ransomware or malware, and cyber-attacks. The use of artificial intelligence increasingly enabling their sophistication and accelerating their evolution, including through automated phishing and the rapid development of new malware, which continue to evolve and can be difficult to detect. Those same parties may also attempt to fraudulently induce associates, clients, vendors, or other authorized users of our systems through phishing schemes or other social engineering methods to disclose sensitive information to gain access to our data or that of our clients or their accountholders. Any such coordinated attacks, if successful, can lead to data loss and exfiltration, disruption to systems and services, and damage to our reputation as a secure financial technology company.
We are also subject to the risk that our associates may, unintentionally or with malicious intent, intercept and transmit unauthorized confidential or proprietary information or that corporate-owned computers used by associates are stolen, or client data media is lost in shipment. An interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a client or third party could result in legal liability, remediation costs, regulatory action, and reputational harm, any of which could adversely affect our results of operations and financial condition.
Like other financial institution service providers, we continually face third-party attempts to discover and exploit system weaknesses or to circumvent our security measures. We anticipate that attempts to attack our systems, services, and infrastructure, and those of our clients, third-party service providers and other vendors, will grow in frequency and sophistication. We cannot be certain that our security controls and infrastructure will be adequate to continue to protect our systems and data and our efforts may not be sufficient to combat all current and future technological risks and threats. These risks are further heightened by the fact that a significant portion of our associates and contractors work remotely outside of Company-controlled facilities using networks and devices that are not physically controlled by the Company, potentially limiting the effectiveness of our security controls. Advances in computer capabilities, new discoveries in the field of cryptography, the use of artificial intelligence, or other events or developments may render our security measures inadequate. Security risks may result in liability to our clients or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. The significant amount of capital and other resources we currently expend to protect against the threat of security breaches may prove insufficient to prevent a breach. We cannot ensure that any limitation-of-liability provisions in our client and user agreements, contracts with third-party vendors, or other contracts are sufficient to protect us from liabilities or damages with respect to claims relating to a security breach or similar matters. The insurance coverage we maintain to address data security risks may be insufficient to cover all types of claims or losses that may arise, and there is no assurance that such insurance coverage will continue to be available to us on economically reasonable terms, or at all. In the event of a security breach, we may need to spend substantial additional capital and resources alleviating problems caused by such breach. Under state, federal, and foreign laws, including those requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Addressing security problems may result in interruptions, delays, or cessation of service to users, any of which could harm our business.
Failure to maintain sufficient technological infrastructure or an operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny, and cause us to lose clients. Our products and services require substantial investments in technological infrastructure, and we have experienced significant growth in the number of users, transactions, and data that our technological infrastructure supports. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our clients’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in processing which could hurt our relationship with clients, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expenses to relocate operations and repair or replace damaged equipment. Events that could cause operational failures include, but are not limited to, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, power losses, disruptions in telecommunications services, computer viruses or other malware, or other events. Our facilities are also subject to physical risks related to natural disasters or severe weather events, such as tornados, flooding, hurricanes, and heat waves. Climate change may increase the likelihood and severity of such events. Our back-up systems and procedures may prove insufficient or otherwise fail to prevent disruption, such as a prolonged interruption of our transaction processing services. If an interruption extends for more than several hours, we may experience data loss or a reduction in revenues due to such interruption. Any significant interruption of service could reduce revenue, have a negative impact on our reputation and the reputation of our clients, result in damage claims, lead our present and potential clients to choose other service providers, and lead to increased regulatory scrutiny of the critical services we provide to financial institutions, with resulting increases in compliance burdens and costs. Implementing modifications and upgrades to our technological infrastructure subjects us to inherent costs and risks associated with changing systems, policies, procedures, and monitoring tools.

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
Failures of third-party service providers we rely upon could lead to financial loss. We rely on third-party service providers to support key portions of our operations. We also rely on third-party service providers to provide part, or all, of certain services we deliver to clients. As we continue to move more computing, storage, and processing services out of our data centers and facilities and into third-party hosting environments, our reliance on these providers and their systems will increase. This reliance is further concentrated as we use certain third-party vendors to provide large portions of our hosting needs. While we have selected these third-party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to our clients. Such a failure could lead to damage claims, loss of clients, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us including, but not limited to, compliance with applicable laws and regulations, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, failures in internal controls, power losses, disruptions in telecommunications services, computer viruses or other malware, natural disasters or severe weather events, or other events. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products timely and cost-effectively, our clients could be negatively impacted, and it could have a material adverse effect on our business.
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
Failure to achieve favorable renewals of service contracts could negatively affect our business. Our contracts with our clients for outsourced data processing and electronic payment transaction processing services generally run for a period of six years. We will continue to experience a significant number of these contracts coming up for renewal each year. Renewal time presents our clients with the opportunity to consider other providers or to renegotiate their contracts with us, including reducing the services we provide or negotiating the prices paid for our services. Certain of our renewals have resulted in price compression between the former and renegotiated contracts. If that trend accelerates or becomes more pronounced, it could negatively impact our results of operations. If we are not successful in achieving high renewal rates upon favorable terms, revenues and profit margins will suffer. We may experience increased costs for services from our third-party vendors due to inflation or other cost expansion, but because our client contracts typically have longer terms than our vendor contracts, our ability to pass on those higher costs to clients may be limited. If inflation or costs outpace our contractual ability to adjust pricing during the contractual terms of our client contracts, our revenues and profit margins could be negatively impacted.

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
The increasing adoption of artificial intelligence (AI), machine learning (ML), and generative artificial intelligence into our products introduces significant and evolving risks that could lead to unintended consequences, result in reputational harm, and increased litigation. Our business currently utilizes AI and ML and we continue to evaluate and expand their use, including generative AI, to augment our products and services. While these technologies offer distinct business opportunities, they also bring evolving legal, regulatory, and operational risks. Both state and federal regulations relating to these emerging technologies are quickly and constantly evolving and may require significant resources to modify and maintain business practices to comply with U.S. laws, the nature of which cannot be determined at this time. From an operational standpoint, AI algorithms and training methodologies may create accuracy issues, unintended biases, factual errors, misrepresentations, offensive language, inappropriate statements, or other unexpected outcomes that could undermine product and service quality or lead to errors in our decision-making and solution development. Ineffective or inadequate AI development, testing, evaluation, deployment, content labeling, or governance may impair public acceptance or cause harm, resulting in offerings not working as intended, and we also face explainability risk from our potential inability to interpret or justify AI model decisions, which may lead to concerns about trust, regulatory compliance, and accountability. Additionally, the use of AI tools by associates—whether authorized or not—for internal functions or business operations may result in unintended or unreliable outputs, which could negatively impact the quality, accuracy, or consistency of work product and decision-making. Our failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technology and could subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. These same risks apply to our third-party service providers who are implementing these tools into the products or services they provide to us. Any failures to manage and mitigate these risks by these third-party service providers may negatively affect the products and services we provide our clients.
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
Compliance with new and existing data privacy and cybersecurity laws, regulations, and rules may adversely impact our expenses, development, and strategy. We are subject to complex laws, rules, and regulations related to data privacy and cybersecurity. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement, and litigation. The use, confidentiality, and security of private client information is under increased scrutiny. Regulatory agencies, Congress, state legislatures, and foreign regulatory and governmental bodies are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. The number of state privacy and cybersecurity laws and regulations has grown tremendously over the past several years, resulting in an increasingly complex and fragmented regulatory landscape. These laws often include industry-specific requirements and board consumer data protection obligations. While many of these frameworks share common principles each jurisdiction imposes unique compliance standards, definitions, and obligations that may not align with one another. This lack of uniformity, combined with frequent legislative updates and regulatory amendments, creates ongoing challenges for organizations seeking to maintain consistent and compliant data governance practices across multiple jurisdictions. Further, the FTC and state attorneys general may interpret federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of data. In addition, compliance with these laws and regulations may require changes to our technology and our internal processes and procedures, including the way that we handle, process, and store data, which could divert company resources and negatively impact growth opportunities. We will also be affected by these regulations as a third-party provider to clients who are subject to such regulations and will seek our assistance in their compliance efforts.
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

Our business may be adversely impacted by general U.S. and global market and economic conditions or specific conditions in the financial services industry. We derive most of our revenue from products and services we provide to the financial services industry. If the general economic environment worsens, including if inflation or interest rates continue to increase or remain at higher than recent historical levels, or if conditions or regulatory requirements within the financial services industry change—such as if financial institutions are required to increase reserve amounts, become subject to new regulatory assessments, or if tariffs or other trade restrictions are imposed or increased—clients may be less willing or able to pay the cost of our products and services, and we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could negatively impact consumer confidence and spending, resulting in reduced transaction volumes and our related revenues.
Consolidation and failures of financial institutions will continue to reduce the number of our clients and potential clients. Our primary market consists of approximately 4,440 commercial and savings banks and more than 4,550 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to mergers and acquisitions and financial failures and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential clients, which could negatively impact our results of operations. A client who merges with, or is acquired by, an entity that is not our client, or a client that is closed by regulatory action, can lead to a reduction or loss of services and negatively impact our results of operation.
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
The loss of key associates and difficulties in hiring and retaining associates could adversely affect our business. We depend on the contributions and abilities of our senior management and other key associates. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key associates, we could suffer a loss of managerial experience, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. We continue to face a competitive market for hiring and retaining skilled associates. Difficulties in hiring and retaining skilled associates may restrict our ability to adequately support our business needs and/or result in increased personnel costs. These challenges are further compounded by the fact that a substantial portion of our workforce operate in hybrid or fully remote arrangements, which introduces additional complexities related to employee engagement, collaboration, training, and the preservation of corporate culture. As we navigate these dynamics, there is no assurance that we will be able to attract and retain the personnel necessary to maintain the Company’s strategic direction.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets as of June 30, 2025. On an annual basis, and whenever circumstances require, we review our goodwill and intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of our goodwill or intangible assets could have a material negative effect on our operating results.
Changes in interest rates could increase our borrowing costs or result in decreased interest income. Although our debt borrowing levels have historically been low, we may require additional or increased borrowings in the future under existing or new debt facilities to support operations, finance acquisitions, or fund stock repurchases. Our current credit facilities bear interest at variable rates. Increases in interest rates on variable-rate debt would increase our interest expense, which could negatively impact our results of operations. Conversely, if interest rates substantially decrease, we would collect less interest income on settlement accounts.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.   CYBERSECURITY
Cyber Risk Management and Strategy
In today's interconnected environment, information is inherently exposed to a wide range of risks, threats, and vulnerabilities. As a provider of products and services to financial institutions, Jack Henry integrates industry-standard frameworks, policies, and procedures to securely process and store sensitive information, prioritizing the protection of our associates, clients, and their private data in an ever-evolving cyber threat landscape.
Jack Henry’s information and cybersecurity program is a core component of our overall enterprise risk management framework. It is maintained by a team of highly skilled cybersecurity professionals and supported by investments in modern technology, including artificial intelligence and machine learning. The program is designed to safeguard Jack Henry and client confidentiality and privacy by systematically identifying, assessing, and managing material risks and cybersecurity threats through comprehensive cyber defense, threat and vulnerability management, and cyber intelligence. It includes continuous enterprise monitoring and well-defined and regularly tested business resilience and incident response procedures. We also engage third-party vendors and consultants to assist in identifying, assessing, and mitigating cybersecurity risks.
Jack Henry systems and services are subject to regular reviews by the same regulatory agencies that oversee financial institutions, including the Federal Reserve Bank (“FRB”), FDIC, Office of the Comptroller of the Currency (“OCC”), NCUA, and the CFPB, among others. These reviews, including those conducted by the Federal Banking Agencies (comprised of the FDIC, FRB, and the OCC) help identify potential security gaps or control deficiencies. In addition, critical services provided to our clients undergo annual System and Organization Controls (“SOC”) reviews by independent auditors.
Our associates and contractors play a vital role in the safeguarding of systems and data. All are required to complete annual security awareness training to ensure they stay current on best practices and emerging cyber threats. We also conduct routine phishing exercises to help associates and contractors recognize and appropriately respond to suspicious emails. Supplemental training is provided throughout the year to individuals and teams with elevated-risk profiles.
Jack Henry relies on third-party service providers to deliver certain services and products to our clients. We evaluate and seek to mitigate the cybersecurity risks associated with these providers through pre-engagement and periodic risk assessments to ensure our standards for security are maintained. Our strategic risk management committees review and address any identified risks.
In fiscal year 2025, we did not identify any cybersecurity threats, including those arising from prior incidents, that materially affected our business strategy, results of operations, or financial condition.
As a large financial technology provider, we continually face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Despite our efforts to identify and respond to cybersecurity threats, we cannot guarantee that we will not experience a material cybersecurity incident in the future or that an undetected incident has not already occurred. For further discussion of cybersecurity risks, see the section entitled “Risk Factors” in Item 1A.
CyberSecurity Governance and Oversight
Our Board of Directors has ultimate oversight of risk management and has delegated responsibility for enterprise and operational risks, including cybersecurity, to the Board’s Risk and Compliance Committee. This Committee oversees Jack Henry’s risk assessment and management programs and reviews risk preparedness. The Audit Committee oversees financial risks and would be informed of any material cybersecurity incident that could potentially have a material impact on our financial statements. The Chief Information Security Officer (“CISO”) reports quarterly to the Risk and Compliance Committee and to the full Board of Directors on information security matters. The CISO also meets with the Risk and Compliance Committee at least annually to evaluate our overall security environment and organization.
While the Board of Directors, through the Risk and Compliance Committee, maintains oversight of cybersecurity risks, management is primarily responsible for identifying, assessing, and managing these risks within our broader risk management program. The Enterprise Risk Management Committee, composed of senior executives, monitors governance, risk, and compliance enterprise-wide, including cybersecurity. Management has adopted specific policies and procedures to monitor and mitigate cybersecurity threats including an incident response program, led by the CISO and staffed by professionals with diverse expertise. Incidents meeting pre-established thresholds are escalated to management for threat assessment, mitigation, remediation, and, if necessary, disclosure to clients, third-parties, and regulators.
Our CISO, who reports to the Chief Operations Officer, has primary responsibility for Jack Henry’s information security strategy, policy, security engineering, operations, and cybersecurity threat detection and response. Our CISO brings more than 20 years experience in technology and cybersecurity, including senior leadership roles at major financial institutions. Under the CISO's direction, the information security team continuously monitors cybersecurity trends and implements proactive and defensive measures to protect against cybersecurity threats.

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Birmingham, Alabama; Lenexa, Kansas; Angola, Indiana; Shawnee Mission, Kansas; and Springfield, Missouri. Our owned facilities represent approximately 795,000 square feet of office space in five states. We have 17 leased office facilities in 13 states, which total approximately 445,000 square feet. Of this total, approximately 54,700 square feet relates to our

Elizabethtown, Kentucky leased office facility of which approximately 50,900 square feet is subleased. The remaining owned and leased office facilities are for normal business purposes.
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
On August 8, 2025, there were approximately 347,295 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1 — April 30, 2025	—	$	—	3,411,018
May 1 — May 31, 2025	—	$	—	3,411,018
June 1 — June 30, 2025	—	$	—	3,411,018
Total	—	$	—	3,411,018
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021 were for 35.0 million shares. Under these authorizations, the Company has repurchased and not re-issued 31,579,598 shares and has repurchased and re-issued 9,384 shares. The authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2025, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index and the Standard & Poor's Composite 1500 Software & Services ("S&P 1500 Software & Services") Index. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and the S&P 1500 Software & Services Index

$350
$300
$250
$200
$150
$100
$50
$0
6/20
6/21
6/22
6/23
6/24
6/25
JKHY
S&P 500
S&P 1500

The following information depicts a line graph with the following values:

	2020	2021	2022	2023	2024	2025
JKHY	100.00	89.86	100.03	94.07	94.57	103.95
S&P 500	100.00	140.79	125.85	150.51	187.47	215.89
S&P Composite 1500 Software & Services	100.00	133.46	111.53	144.74	184.18	215.90
This comparison assumes $100 was invested on June 30, 2020, and assumes reinvestments of dividends.
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

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2025 to fiscal 2024. Discussions of fiscal 2023 items and comparisons between fiscal 2023 and fiscal 2024 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,240 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve approximately 7,400 clients and consist of integrated data processing systems solutions to banks ranging from de novo to multi-billion-dollar institutions with assets up to $55 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" revenues that predominantly have contract terms of six years at inception; "product delivery and services" revenues, which include revenues from the sales of licenses, implementation services, deconversions, consulting, and hardware; and "on-premise support" revenues, composed of maintenance fees that primarily contain annual contract terms. Processing includes: "remittance" revenues from payment processing, remote capture, and ACH transactions; "card" revenues, including card transaction processing and monthly fees; and "transaction and digital" revenues, which include transaction and mobile processing revenues. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate and Other. The respective segments include all related revenues along with the related cost of revenue.
A detailed discussion of the major components of the results of operations follows.

RESULTS OF OPERATIONS
FISCAL 2025 COMPARED TO FISCAL 2024
In fiscal 2025, total revenue increased 7.2% or $159,745, compared to fiscal 2024. Reducing total revenue for deconversion revenue of $33,905 in the current fiscal year and $16,554 in the prior fiscal year, results in a 6.5% increase, or $142,394. This increase was mainly driven by growth in data processing and hosting within cloud revenue as new clients were added and volumes expanded, card processing revenue primarily from expanded fraud detection and prevention risk management services and monthly service fees, digital revenue as active monthly users and volumes increased, and payment processing revenue from expanding volumes and new client revenue.
Operating expenses increased 4.7%, or $80,421, in fiscal 2025 compared to fiscal 2024. Reducing total operating expenses for deconversion costs of $6,242 in the current fiscal year and $3,408 in the prior fiscal year and for VEDIP related costs of $16,443 in the prior fiscal year, results in a 5.5% increase, or $94,031 (The VEDIP program was a Company voluntary separation program offered to certain eligible associates who chose to participate in the program from July through December 2023, including immaterial payments that continued into calendar 2024). The increase in operating expenses was primarily due to higher direct costs generally commensurate with increases in the related lines of revenue, higher personnel costs including increases in compensation costs during the trailing twelve months, and higher internal licenses and fees from price increases and more deployments in the current fiscal year.
As we move into fiscal 2026 – our 50th year in business – we are excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our shareholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. Our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued industry-leading revenue growth with strong margin expansion, benefiting our associates, clients, and shareholders.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2025	2024
Services and support	$1,361,737	$1,275,954	6.7%
Percentage of total revenue	57%	58%
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
In the fiscal year ended June 30, 2025, services and support revenue increased 6.7% compared to the prior fiscal year. Reducing total services and support revenue by deconversion revenue for each year, which totaled $33,905 in fiscal 2025 and $16,554 in fiscal 2024, services and support revenue grew 5.4%. This increase was primarily driven by higher data processing and hosting within cloud revenue as new clients were added and volumes expanded and increased consulting, work order, and release revenues, partially offset by the decrease in license and hardware revenues, year over year.

Processing Revenue	Year Ended June 30,		% Change
	2025	2024
Processing	$1,013,551	$939,589	7.9%
Percentage of total revenue	43%	42%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees.

Processing revenue increased 7.9% for the fiscal year ended June 30, 2025, compared to the fiscal year ended June 30, 2024. This increase was driven by growth in card from expanded fraud detection and prevention risk management services and monthly service fees, digital revenue as active monthly users and volumes increased, and payment processing revenue from expanding volumes and new client revenue.
OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2025	2024
Cost of revenue	$1,360,747	$1,299,477	4.7%
Percentage of total revenue	57%	59%
Cost of revenue for fiscal 2025 increased 4.7% compared to fiscal 2024. Reducing total cost of revenue for deconversion costs of $3,517 in the current fiscal year and $2,231 in the prior fiscal year results in a 4.6% increase. This increase was driven by higher direct costs consistent with increases in the related revenue and higher personnel costs including increases in compensation costs during the trailing twelve months. Cost of revenue decreased 2% as a percentage of total revenue for fiscal 2025 compared to fiscal 2024.

Research and Development	Year Ended June 30,		% Change
	2025	2024
Research and development	$162,771	$148,256	9.8%
Percentage of total revenue	7%	7%
We devote significant effort and expense to develop new software and service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly client driven.
Research and development expenses for fiscal 2025 increased 9.8% compared to fiscal 2024. This increase was primarily due to higher personnel costs including increased compensation costs and employee headcount additions in the trailing twelve months and internal license and fees expenses from price increases and more deployments in the current fiscal year. The increase in this expense category for the current fiscal year reflects our continuing commitment to the development of strategic products. Research and development expense remained consistent as a percentage of total revenue for fiscal 2025 compared to fiscal 2024.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2025	2024
Selling, general, and administrative	$283,055	$278,419	1.7%
Percentage of total revenue	12%	13%
Selling, general, and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs.
Selling, general, and administrative expenses for fiscal 2025 increased 1.7% compared to fiscal 2024. Reducing total selling, general, and administrative expense for deconversion costs from each year, which totaled $2,725 in fiscal 2025 and $1,177 in fiscal 2024 and VEDIP program expenses of $16,443 in the prior fiscal year, results in a 7.5% increase. This increase was primarily due to higher personnel costs, excluding severance, including increased compensation and employee headcount additions in the trailing twelve months, increased travel expenses, and higher contract labor, partially offset by the gain on the sale of assets in the current fiscal year compared to the loss on the sale of assets last fiscal year. Selling, general, and administrative expenses decreased 1% as a percentage of total revenue for fiscal 2025 compared to fiscal 2024.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2025	2024
Interest income	$27,759	$25,012	11.0%
Interest expense	$(10,438)	$(16,384)	(36.3)%
Interest income increased over the prior fiscal year due to increased interest earned on balances fiscal year over fiscal year. Interest expense decreased in fiscal 2025 mainly due to the timing and amounts of borrowed and repaid balances ending the current fiscal year with no remaining debt outstanding.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2025	2024
Provision for income taxes	$130,288	$116,203	12.1%
Effective rate	22.2%	23.3%
The decrease in the Company's effective tax rate in fiscal 2025 compared to fiscal 2024 was the result of differences in the change in uncertain tax positions between the two periods as well as a favorable state law change in the current fiscal year.

NET INCOME	Year Ended June 30,		% Change
	2025	2024
Net income	$455,748	$381,816	19.4%
Diluted earnings per share	$6.24	$5.23	19.3%
Net income grew 19.4% to $455,748, or $6.24 per diluted share, in fiscal 2025 from $381,816, or $5.23 per diluted share, in fiscal 2024. The diluted earnings per share increase fiscal year over fiscal year was 19.3%. This increase was primarily due to organic growth in our lines of revenue and the decrease in one-time severance expenses related to VEDIP fiscal year over fiscal year, partially offset by higher operating expenses in fiscal 2025 compared to fiscal 2024 .

REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, ACH origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering ("AML") and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company evaluates the performance of its segments and allocates resources to them based on various factors, including performance against trend, budget, and forecast. Only revenue and costs of revenue are considered in the evaluation for each segment.

Immaterial adjustments between segments were made in fiscal 2025 to reclassify cost of revenue that was recognized in fiscal years 2024 and 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the fiscal year ended June 30, 2024, from Complementary to Corporate and Other, was $4,922. Cost of revenue reclassed for the fiscal year ended June 30, 2023, from Core and Complementary to Corporate and Other, was $64 and $5,206, respectively.

Core
	2025	% Change	2024
Revenue	$739,277	7.0%	$690,738
Cost of Revenue	$297,372	3.5%	$287,349
In fiscal 2025, revenue in the Core segment increased 7.0% compared to fiscal 2024. Reducing total Core revenue by deconversion revenue from both fiscal years, which totaled $14,765 in fiscal 2025 and $7,292 in fiscal 2024, Core segment revenue increased 6.0%. This increase was primarily driven by organic increases in our data processing and hosting revenue within cloud. Cost of revenue in the Core segment increased 3.5% for fiscal 2025 compared to fiscal 2024. Reducing total Core cost of revenue by deconversion costs from both fiscal years, which totaled $2,096 in fiscal 2025 and $1,065 in fiscal 2024, Core segment cost of revenue increased 3.1%. This increase was primarily due to increased direct costs associated with the organic growth in cloud revenue. Core segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2025 compared to fiscal 2024.

Payments
	2025	% Change	2024
Revenue	$873,498	6.8%	$817,708
Cost of Revenue	$460,151	4.1%	$442,084
In fiscal 2025, revenue in the Payments segment increased 6.8% compared to fiscal 2024. Reducing total Payments revenue by deconversion revenue from both fiscal years, which totaled $11,159 in fiscal 2025 and $5,836 in fiscal 2024, Payments segment revenue increased 6.2%. This increase was primarily driven by growth within card revenue and payment processing within remittance revenue. Cost of revenue in the Payments segment increased 4.1% for fiscal 2025 compared to fiscal 2024. This increase was primarily due to increased direct costs related to growth in the card and remittance revenue lines, increased personnel costs including higher compensation costs in the trailing twelve months, and increased internal licenses and fees expense from more deployments and pricing in the current fiscal year. Deconversion and/or severance costs did not significantly affect the Payments segment cost of revenue fiscal year over fiscal year. Payments segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2025 compared to fiscal 2024.

Complementary
	2025	% Change	2024
Revenue	$675,209	9.2%	$618,211
Cost of Revenue	$264,823	5.5%	$251,085
Revenue in the Complementary segment increased 9.2% for fiscal 2025 compared to fiscal 2024. Reducing total Complementary revenue by deconversion revenue from both fiscal years, which totaled $7,709 in fiscal 2025 and $3,217 in fiscal 2024, Complementary segment revenue increased 8.5%. This increase was primarily driven by organic increases in hosting and digital revenues within cloud and higher maintenance fee revenue. Cost of revenue in the Complementary segment increased 5.5% for fiscal 2025 compared to fiscal 2024. Reducing total Complementary cost of revenue by deconversion costs from both fiscal years, which totaled $1,119 in fiscal 2025 and $903 in fiscal 2024, Complementary segment cost of revenue increased 5.4%. This increase was primarily due to higher direct costs related to the organic growth in the digital and hosting within cloud revenue lines, increased personnel costs including higher compensation costs in the trailing twelve months, and higher amortization of capitalized software. Complementary segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2025 compared to fiscal 2024.

Corporate and Other
	2025	% Change	2024
Revenue	$87,304	(1.8)%	$88,886
Cost of Revenue	$338,401	6.1%	$318,959
Revenue in the Corporate and Other segment decreased 1.8% for fiscal 2025 compared to fiscal 2024. Reducing total Corporate and Other revenue by deconversion revenue from both fiscal years, which totaled $272 in fiscal 2025 and $209 in fiscal 2024, Corporate and Other segment revenue decreased 1.9%. This decrease was mainly due to decreased hardware revenue, partially offset by increased processing fee revenue and software usage and subscription revenues within support.
Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to any of the other three segments and increased 6.1% for fiscal 2025 compared to fiscal 2024. This increase was primarily related to higher direct costs, increased personnel costs including increased compensation costs and employee headcount additions in the trailing twelve months, and higher cloud consumption costs. Deconversion and/or severance costs did not significantly affect Corporate and Other cost of revenue fiscal year over fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $101,953 at June 30, 2025, from $38,284 at June 30, 2024. The following table summarizes net cash from operating activities in the statement of cash flows:

	Year Ended
	June 30,
	2025	2024
Net income	$455,748	$381,816
Non-cash expenses	231,613	231,709
Change in receivables	15,056	28,219
Change in deferred revenue	(25,559)	(10,797)
Change in other assets and liabilities	(35,354)	(62,906)
Net cash provided by operating activities	$641,504	$568,041
Cash provided by operating activities for fiscal 2025 increased 12.9% compared to fiscal 2024, primarily due to the increase in Net income and the net changes in prepaid expenses, deferred costs and other and accrued expenses within Change in other assets and liabilities fiscal year over fiscal year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, and for capital expenditures.
Cash used in investing activities for fiscal 2025 totaled $232,163 and included: $172,445 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $53,358, mainly for the purchase of computer equipment; $5,363 for the purchase and development of internal use software; and $2,000 for the purchase of investments. These expenditures were partially offset by proceeds from investments of $1,000 and $3 of proceeds from the sale of assets.
Cash used in investing activities for fiscal 2024 totaled $240,165 and included: $167,175 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $58,118, mainly for the purchase of computer equipment; $8,646 for the purchase of investments; and $7,130 for the purchase and development of internal use software. These expenditures were partially offset by $904 of proceeds from the sale of assets.
Financing activities used cash of $345,672 for fiscal 2025 and included: $164,644 for dividends paid to stockholders; borrowings and repayments on our credit facilities which netted to repayments of $150,000; and $35,051 for the purchase of treasury shares. These expenditures were partially offset by $4,023 of net cash inflow related to stock-based compensation.
Financing activities used cash in fiscal 2024 of $301,835 and included $155,877 for dividends paid to stockholders; borrowings and repayments on our revolving credit facility which netted to repayments of $125,000; and $28,055 for the purchase of treasury shares. These expenditures were partially offset by $7,097 of net cash inflow related to stock-based compensation.

Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $53,358 and $58,118 for fiscal years ended June 30, 2025, and June 30, 2024, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2025, the Company had $58,182 of significant outstanding purchase commitments related to property and equipment. We assessed our liquidity needs throughout fiscal 2025, and determined we had adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated funding needs. We will continue to monitor and assess these needs going forward.
At June 30, 2025, the Company had contractual obligations of $1,700,611, including operating lease obligations, and $1,643,789 related to off-balance sheet contractual purchase obligations. Included in off-balance sheet contractual purchase obligations was the strategic services agreement that offers full-service debit and credit card processing on a single platform to our customers. This agreement was signed in fiscal 2017 and amended in May 2025 to add two additional service years and $213,053 to contractual obligations, bringing the total remaining purchase commitment at June 30, 2025 to $1,022,283 over the remaining term of the contract, which now extends to January 2038, subject to certain renewal terms. Contractual obligations exclude $22,649 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.
On July 4, 2025, the President of the United States signed into law legislation referred to as “One Big Beautiful Bill Act” (H.R. 1), which enacts substantial changes to the federal income tax law. The legislation includes several business-focused provisions, such as the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Act also permanently extends key provisions from the Tax Cuts and Jobs Act (TCJA). As the legislation was enacted after the June 30, 2025, balance sheet date, the financial implications are not included in the current fiscal year's financial statements. The Company is in the process of assessing the impacts of the new law and plans to incorporate updates in the financial results next fiscal year beginning in the quarter ending September 30, 2025.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury shares at June 30, 2025 was $1,895,224. During fiscal 2025, the Company repurchased 207 treasury shares for $35,051. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had authority to repurchase up to 3,618 additional shares.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $0 and $60,000 outstanding under the amended and restated credit facility at June 30, 2025, and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bore interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the term loan credit agreement. The term loan credit agreement matured on May 16, 2025, and at the maturity date the Company was in compliance with all such covenants. There was $0 and $90,000 outstanding under the term loan at June 30, 2025, and June 30, 2024, respectively.
Other lines of credit
The Company had an unsecured bank credit line which provided for funding of up to $5,000 and bore interest at the prime rate less 1.0%. The credit line expired on April 30, 2025. There was no balance outstanding at June 30, 2025, or 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expires on October 31, 2025. There was no balance outstanding at June 30, 2025.
On July 18, 2025, the Company entered into a new unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026.

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended June 30, 2025, with retrospective application of the additional segment information for the fiscal years ended June 30, 2024, and 2023. Additional information regarding the Company's reportable segments is included in Note 14—Reportable Segment Information.
Not Adopted at Fiscal Year End
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to clients. We do not currently use any derivative financial instruments. We actively monitor these risks through a variety of controlled procedures involving senior management.
Based on the controls in place and the credit worthiness of the client base, we believe the credit risk associated with the extension of credit to our clients will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We have no outstanding debt with variable interest rates as of June 30, 2025 and are therefore not currently exposed to interest rate risk.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules
There are no schedules included because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - estimating variable consideration
As described in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $2.375 billion for the year ended June 30, 2025. The Company enters into contracts with its clients that may include multiple types of goods and services. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the client. The Company’s contracts with its clients frequently contain some component of variable consideration. Management estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with clients and identifies a performance obligation for each promise to transfer to the client a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the client can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the client. Significant judgment is used in the estimate of variable consideration of client contracts that are long-term and include varying transactional volumes.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the estimation of variable consideration. These procedures also included, among others, evaluating and testing management’s process for determining the variable consideration and testing the reasonableness of management’s estimation of variable consideration. Testing the estimation of variable consideration included evaluating the terms and conditions of the long-term contracts and the related significant assumptions used in the estimate of the variable consideration, principally, the use of historical transaction volumes to estimate the varying volume of transactional activity. The procedures for testing variable consideration included evaluation of the terms and conditions for a sample of contracts.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
August 25, 2025

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
As of June 30, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2025, was effective.
The Company’s internal control over financial reporting as of June 30, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2025	2024	2023

REVENUE	$2,375,288	$2,215,543	$2,077,702

EXPENSES
Cost of Revenue	1,360,747	1,299,477	1,219,062
Research and Development	162,771	148,256	142,678
Selling, General, and Administrative	283,055	278,419	235,274
Total Expenses	1,806,573	1,726,152	1,597,014

OPERATING INCOME	568,715	489,391	480,688

INTEREST INCOME (EXPENSE)
Interest Income	27,759	25,012	8,959
Interest Expense	(10,438)	(16,384)	(15,073)
Total Interest Income (Expense)	17,321	8,628	(6,114)

INCOME BEFORE INCOME TAXES	586,036	498,019	474,574

PROVISION FOR INCOME TAXES	130,288	116,203	107,928

NET INCOME	$455,748	$381,816	$366,646

Basic earnings per share	$6.25	$5.24	$5.03
Basic weighted average shares outstanding	72,874	72,867	72,918

Diluted earnings per share	$6.24	$5.23	$5.02
Diluted weighted average shares outstanding	73,045	73,025	73,096

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2025	June 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,953	$38,284
Receivables, net	317,977	333,033
Income tax receivable	—	6,149
Prepaid expenses and other	180,151	168,768
Deferred costs	75,777	85,784
Assets held for sale	5,606	—
Total current assets	681,464	632,018
PROPERTY AND EQUIPMENT, net	220,964	215,069
OTHER ASSETS:
Non-current deferred costs	207,861	183,307
Computer software, net of amortization	617,029	592,761
Other non-current assets	443,624	417,621
Customer relationships, net of amortization	48,440	56,757
Other intangible assets, net of amortization	19,791	22,151
Goodwill	804,797	804,797
Total other assets	2,141,542	2,077,394
Total assets	$3,043,970	$2,924,481
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,186	$25,314
Accrued expenses	207,434	200,770
Accrued income taxes	9,679	—
Current maturities of long-term debt	—	90,000
Deferred revenues	290,485	317,730
Total current liabilities	535,784	633,814
LONG-TERM LIABILITIES:
Non-current deferred revenues	72,889	71,202
Deferred income tax liability	240,026	243,522
Debt, net of current maturities	—	60,000
Other long-term liabilities	64,439	73,579
Total long-term liabilities	377,354	448,303
Total liabilities	913,138	1,082,117
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,415,989 shares issued at June 30, 2025; 104,245,089 shares issued at June 30, 2024	1,044	1,042
Additional paid-in capital	652,218	619,805
Retained earnings	3,372,794	3,081,690
Less treasury stock at cost 31,579,598 shares at June 30, 2025; 31,372,959 shares at June 30, 2024	(1,895,224)	(1,860,173)
Total stockholders' equity	2,130,832	1,842,364
Total liabilities and equity	$3,043,970	$2,924,481
See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2025	2024	2023

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	104,245,089	104,088,784	103,921,724
Shares issued for equity-based payment arrangements	91,252	65,766	82,776
Shares issued for Employee Stock Purchase Plan	79,648	90,539	84,284
Shares, end of year	104,415,989	104,245,089	104,088,784

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,042	$1,041	$1,039
Shares issued for equity-based payment arrangements	1	—	1
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,044	$1,042	$1,041

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$619,805	$583,836	$551,360
Shares issued for equity-based payment arrangements	—	—	(1)
Tax withholding related to share based compensation	(7,726)	(5,378)	(8,505)
Shares issued for Employee Stock Purchase Plan	11,747	12,474	12,371
Stock-based compensation expense	28,392	28,873	28,611
Balance, end of year	$652,218	$619,805	$583,836

RETAINED EARNINGS:
Balance, beginning of year	$3,081,690	$2,855,751	$2,636,342
Net income	455,748	381,816	366,646
Dividends	(164,644)	(155,877)	(147,237)
Balance, end of year	$3,372,794	$3,081,690	$2,855,751

TREASURY STOCK:
Balance, beginning of year	$(1,860,173)	$(1,832,118)	$(1,807,118)
Purchase of treasury shares	(35,051)	(28,055)	(25,000)
Balance, end of year	$(1,895,224)	$(1,860,173)	$(1,832,118)

TOTAL STOCKHOLDERS' EQUITY	$2,130,832	$1,842,364	$1,608,510

Dividends declared per share	$2.26	$2.14	$2.02

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$455,748	$381,816	$366,646
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	43,700	46,342	48,720
Amortization	161,051	153,562	142,006
Change in deferred income taxes	(3,496)	(909)	(48,199)
Expense for stock-based compensation	28,392	28,873	28,611
(Gain)/loss on disposal of assets and businesses	1,966	3,841	(4,517)
Changes in operating assets and liabilities:
Change in receivables	15,056	28,219	(12,067)
Change in prepaid expenses, deferred costs and other	(50,933)	(115,558)	(112,316)
Change in accounts payable	2,646	5,435	(6,277)
Change in accrued expenses	(3,115)	37,292	(20,453)
Change in income taxes	16,048	9,925	9,952
Change in deferred revenues	(25,559)	(10,797)	(10,547)
Net cash from operating activities	641,504	568,041	381,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions, net of cash acquired	—	—	(229,628)
Capital expenditures	(53,358)	(58,118)	(39,179)
Proceeds from the sale of assets	3	904	27,939
Purchased software	(5,363)	(7,130)	(1,685)
Computer software developed	(172,445)	(167,175)	(166,120)
Proceeds from investments	1,000	—	—
Purchase of investments	(2,000)	(8,646)	(1,000)
Net cash from investing activities	(232,163)	(240,165)	(409,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	350,000	475,000	810,000
Repayments on credit facilities and financing leases	(500,000)	(600,000)	(650,060)
Purchase of treasury stock	(35,051)	(28,055)	(25,000)
Dividends paid	(164,644)	(155,877)	(147,237)
Proceeds from issuance of common stock upon exercise of stock options	2	—	1
Tax withholding payments related to share based compensation	(7,726)	(5,378)	(8,505)
Proceeds from sale of common stock	11,747	12,475	12,371
Net cash from financing activities	(345,672)	(301,835)	(8,430)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$63,669	$26,041	$(36,544)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$38,284	$12,243	$48,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,953	$38,284	$12,243

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry" or the "Company") is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,400 banks, credit unions, and diverse corporate entities.
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

The Company capitalizes development costs for internal use software beginning at the start of application development. Amortization begins on the date the software is placed in service and the amortization period is based on estimated useful life. All of the above amortization expense is included within components of operating income, primarily cost of revenue. Capitalized development costs for software to be sold and internal use software are included within computer software, net of amortization in the Company's consolidated balance sheets.
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
The following table summarizes allowance for credit losses activity for the fiscal years ended June 30, 2025, and 2024:

	Year Ended June 30,
	2025	2024
Allowance for credit losses - beginning balance	$7,477	$7,955
Current provision for expected credit losses	2,320	1,920
Write-offs charged against allowance	(2,977)	(2,209)
Other	(161)	(189)
Allowance for credit losses - ending balance	$6,659	$7,477
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
PURCHASE OF INVESTMENTS
At June 30, 2025, and 2024, the Company had $25,750 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's consolidated balance sheets. The fair values of these investments have not been estimated, as estimation is not practicable due to limited investors which reduces available comparative information. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing similar or identical investments. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments. Equity transactions are monitored quarterly to assess whether there are indicators that fair value may be below carrying value.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2025, 2024, and 2023, equals the Company’s net income.

REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate and Other (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares of its common stock. The total cost of treasury shares at June 30, 2025, was $1,895,224. During fiscal 2025, the Company repurchased 207 shares of its common stock for $35,051 to be held in treasury. At June 30, 2024, there were 31,373 shares in treasury stock and the Company had authority to repurchase up to 3,618 additional shares of its common stock.
EARNINGS PER SHARE
Per share information is based on the weighted average number of common shares outstanding during the year. Stock options, restricted stock units, and performance units have been included in the calculation of income per diluted share to the extent they are dilutive. The difference between basic and diluted weighted average shares outstanding is the dilutive effect of outstanding stock options, restricted stock units, and performance units (see Note 11).
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended June 30, 2025, with retrospective application of the additional segment information for the fiscal years ended June 30, 2024, and 2023. Additional information regarding the Company's reportable segments is included in Note 14 to the consolidated financial statements.
Not Adopted at Fiscal Year End
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

	Year Ended June 30,
	2025	2024	2023
Private and Public Cloud	$756,879	$682,146	$618,850
Product Delivery and Services	251,730	238,723	245,687
On-Premise Support	353,128	355,085	350,164
Services and Support	1,361,737	1,275,954	1,214,701

Processing	1,013,551	939,589	863,001

Total Revenue	$2,375,288	$2,215,543	$2,077,702
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	June 30, 2025	June 30, 2024
Receivables, net	$317,977	$333,033
Contract Assets - Current	36,221	33,610
Contract Assets - Non-current	121,675	103,295
Contract Liabilities (Deferred Revenue) - Current	290,485	317,730
Contract Liabilities (Deferred Revenue) - Non-current	72,889	71,202
Contract assets primarily result from client discounts (contract incentives) where revenue is recognized and payment of consideration under the contract is contingent upon the transfer of services to a client over the contractual period. The current portion of contract assets is reported within prepaid expenses and other in the consolidated balance sheets, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from clients in advance of delivery of the related goods and services to the client. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
For the fiscal years ended June 30, 2025, 2024, and 2023, the Company recognized revenue of $252,710, $270,241, and $267,978, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2025, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,710,750. The Company expects to recognize approximately 24% over the next 12 months, 19% in 13 - 24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized contract costs classified as current, are included within prepaid expenses and other and deferred costs in the Company's consolidated balance sheets, dependent on the nature of the capitalized costs. Capitalized contract costs classified as non-current are included within non-current deferred costs and other non-current assets in the Company's consolidated balances sheets, dependent on the nature of the capitalized costs. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized contract costs as of June 30, 2025, and 2024, were as follows:

	June 30, 2025	June 30, 2024
Capitalized costs to obtain contracts with clients[1]	$267,726	$244,980
Capitalized costs to fulfill contracts with clients	273,988	258,172
1 Includes current and non-current capitalized costs of $82,441 and $185,285 at June 30, 2025, respectively, and $68,605 and $176,375 at June 30, 2024, respectively.
During the fiscal years ended June 30, 2025, 2024, and 2023, amortization of capitalized contract costs totaled $192,439, $175,029, and $154,008, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2025
Financial Assets:
Certificates of Deposit	$—	$4,620	$—	$4,620
June 30, 2024
Financial Assets:
Certificates of Deposit	$—	$3,505	$—	$3,505
Financial Liabilities:
Credit facilities	$—	$150,000	$—	$150,000

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
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 3 months to 8 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At June 30, 2025, and 2024, the Company had operating lease assets of $44,761 and $53,981, respectively. At June 30, 2025, total operating lease liabilities of $51,187 were comprised of current operating lease liabilities of $9,397 and noncurrent operating lease liabilities of $41,790. At June 30, 2024, total operating lease liabilities of $59,604 were comprised of current operating lease liabilities of $8,454 and noncurrent operating lease liabilities of $51,150.
Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $41,229 and $34,306 as of June 30, 2025, and 2024, respectively.
Operating lease costs for the fiscal years ended June 30, 2025, 2024, and 2023, were $11,420, $10,598, and $11,870, respectively. Total operating lease costs for the fiscal years ended June 30, 2025, 2024, and 2023, included variable lease costs of approximately $2,744, $4,087, and $3,608, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statements of income.
For the fiscal years ended June 30, 2025, 2024, and 2023, operating cash flows for payments on operating leases were $10,612, $9,306, and $12,127, respectively, and ROU assets obtained in exchange for operating lease liabilities were $7, $19,222, and $2,368, respectively.
As of June 30, 2025, 2024, and 2023, the weighted-average remaining lease terms for the Company's operating leases were 69 months, 78 months, and 78 months, respectively, and the weighted-average discount rates were 2.71%, 2.70%, and 2.14%, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2025:

Due dates	Future Minimum Rental Payments

2026	$11,047
2027	10,455
2028	10,106
2029	7,548
2030	6,525
Thereafter	11,141
Total lease payments	$56,822
Less: interest	(5,635)
Present value of lease liabilities - lessee	$51,187
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2025, there were $2,070 material legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income.
On September 30, 2023, the Company entered into an agreement with a third party to sublease a portion of its Elizabethtown, Kentucky facility. The commencement date of the sublease was October 1, 2023, and it had an initial term of 57 months. Sublease income for the fiscal years ended June 30, 2025, and 2024, was $887 and $550, respectively.
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
Minimum Sublease Payments
At June 30, 2025, the future total minimum sublease payments to be received, including termination fees, were as follows:

Due Dates (fiscal year)	Future Minimum Sublease Receipts

2026	$864
2027	448
2028	462
Total sublease receipts - lessor	$1,774

NOTE 5.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2025	2024	Estimated Useful Life
Land	$16,357	$16,357
Land improvements	24,679	24,322	5 - 20 years
Buildings	138,898	133,835	20 - 30 years
Leasehold improvements	50,376	51,432	5 - 30 years	1
Equipment and furniture	461,826	418,853	3 - 10 years
Aircraft and equipment	24,959	44,140	4 - 10 years
Construction in progress	3,797	12,298
	720,892	701,237
Less accumulated depreciation	499,928	486,168
Property and equipment, net	$220,964	$215,069
1 Lesser of lease term or estimated useful life
The change in property and equipment in accrued liabilities was an increase of $227 and $723 for the fiscal years ended June 30, 2025, and 2024, respectively. These amounts were excluded from capital expenditures on the statements of cash flows.
No material impairments of property and equipment were recorded in the fiscal years ended June 30, 2025, 2024, or 2023.
At June 30, 2025, held for sale assets include aircraft with a carrying value of approximately $5,606 that management has committed to sell. Total assets held for sale by the Company at June 30, 2025, and 2024, were $5,606 and $0, respectively, and were included in assets held for sale on the Company's consolidated balance sheets and were not included in property and equipment, net.

NOTE 6.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2025, and 2024, by reportable segments, is as follows:

	June 30,
Core	2025	2024
Beginning balance	$195,578	$195,578
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$195,578	$195,578

Payments
Beginning balance	$442,665	$442,665
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$442,665	$442,665

Complementary
Beginning balance	$166,554	$166,554
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$166,554	$166,554

No goodwill was acquired during fiscal 2025 and 2024. Goodwill consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of the entities or assets acquired, together with their assembled workforces. No goodwill has been assigned to the Company's Corporate and Other reportable segment.
Other intangible assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$306,036	$(257,596)	$48,440
Computer software	$1,705,697	$(1,088,668)	$617,029
Other intangible assets	$110,352	$(90,561)	$19,791

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$306,036	$(249,279)	$56,757
Computer software	$1,533,622	$(940,861)	$592,761
Other intangible assets	$111,510	$(89,359)	$22,151
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed, net of amortization, of $182,757 and costs of internal-use software, net of amortization, of $434,272 at June 30, 2025. At June 30, 2024, costs of software to be sold, leased, or marketed, net of amortization, totaled $178,588, and costs of internal-use software, net of amortization, totaled $414,173.
Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $148,734, $137,958, and $123,210 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. There were no material impairments in fiscal years ended June 30, 2025, 2024, and 2023.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $161,051, $153,562, and $142,006 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2025, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2026	$135,699	$7,952	$6,074	$149,725
2027	112,316	7,858	4,772	124,946
2028	86,783	7,821	2,820	97,424
2029	63,052	7,776	2,051	72,879
2030	36,861	7,257	1,066	45,184

NOTE 7.    DEBT
The Company had no outstanding debt at June 30, 2025. The Company had $90,000 outstanding current maturities of long-term debt and $60,000 outstanding long-term debt at June 30, 2024, related to credit facilities.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate ("SOFR") term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $0 and $60,000 outstanding under the credit facility at June 30, 2025, and June 30, 2024, respectively.
Term loan facility
On May 16, 2023, the Company entered into a term loan credit agreement with a syndicate of financial institutions, with an original principal balance of $180,000. Borrowings under the term loan facility bore interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 0.75%), plus an applicable percentage in each case determined by the Company's leverage ratio. The term loan credit agreement was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the term loan credit agreement. The term loan credit agreement matured on May 16, 2025, and at the maturity date the Company was in compliance with all such covenants. There was $0 and $90,000 outstanding under the term loan at June 30, 2025, and June 30, 2024, respectively.
Other lines of credit
The Company had an unsecured bank credit line which provided for funding of up to $5,000 and bore interest at the prime rate less 1.0%. The credit line expired on April 30, 2025. There was no balance outstanding at June 30, 2025, or 2024.
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expires on October 31, 2025. There was no balance outstanding at June 30, 2025.
Interest
The Company paid interest of $10,044, $15,757, and $14,776 during the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

NOTE 8.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$109,633	$93,890	$125,622
State	24,151	23,222	30,505
Deferred:
Federal	(5,159)	(1,615)	(40,218)
State	1,663	706	(7,981)
	$130,288	$116,203	$107,928

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	June 30,
	2025	2024
Deferred tax assets:
Contract and service revenues	$25,489	$21,985
Expense reserves and accruals (bad debts and compensation)	17,022	16,123
Leasing liabilities	12,590	14,755
Software development and research and development tax amortization	14,244	—
Net operating loss and tax credit carryforwards	212	2,155
Other, net	2,503	3,369
Total gross deferred tax assets	72,060	58,387
Valuation allowance	(182)	(108)
Net deferred tax assets	71,878	58,279

Deferred tax liabilities:
Property and equipment depreciation	(24,232)	(26,689)
Intangibles, software development, and research and development tax amortization	(107,083)	(113,623)
Contract and service costs	(169,579)	(148,126)
Leasing right-of-use assets	(11,010)	(13,363)
Total gross deferred liabilities	(311,904)	(301,801)

Net deferred tax liability	$(240,026)	$(243,522)
The following analysis reconciles the statutory federal income tax rate to the effective income tax rates reflected above:

	Year Ended June 30,
	2025	2024	2023
Computed "expected" tax expense	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.5%	3.8%	3.7%
Research and development credit	(2.2)%	(2.6)%	(2.3)%
Changes to prior year uncertain tax positions	(0.3)%	0.6%	—%
Other (net)	0.2%	0.5%	0.3%
	22.2%	23.3%	22.7%
As of June 30, 2025, the Company has state NOL and tax credit carryforwards with a tax-effected value of $78 and $134, respectively. The state net operating loss and tax credit carryover have varying expiration dates, ranging from fiscal 2026 to 2045. Based on state tax rules which restrict utilization of these losses and tax credits, the Company believes it is more likely than not that $182 of these losses and tax credits will expire unutilized. Accordingly, valuation allowances of $182 and $108 have been recorded against the state net operating losses and tax credit carryforwards as of June 30, 2025, and 2024, respectively.
The Company paid income taxes, net of refunds, of $117,581, $106,966, and $145,862 in fiscal 2025, 2024, and 2023, respectively.

On July 4, 2025, the President of the United States signed into law legislation referred to as “One Big Beautiful Bill Act” (H.R. 1), which enacts substantial changes to the federal income tax law. The legislation includes several business-focused provisions, such as the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Act also permanently extends key provisions from the Tax Cuts and Jobs Act (TCJA). As the legislation was enacted after the June 30, 2025, balance sheet date, the financial implications are not included in the current fiscal year's financial statements. The Company is in the process of assessing the impacts of the new law and plans to incorporate updates in the financial results next fiscal year beginning in the quarter ending September 30, 2025.
At June 30, 2025, the Company had $21,723 of gross unrecognized tax benefits, $19,526 of which, if recognized, would affect its effective tax rate. At June 30, 2024, the Company had $19,077 of gross unrecognized tax benefits, $17,222 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $4,375 and $3,351 related to uncertain tax positions at June 30, 2025, and 2024, respectively. The gross unrecognized tax benefits and accrued interest and penalties are recorded as other long-term liabilities in the Company’s consolidated balance sheets, except for $3,449 recorded as deferred income tax liability at June 30, 2025. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $796, $1,132, and $529 in the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2025, 2024, and 2023, follows:

Unrecognized Tax Benefits
Balance at July 1, 2022	$8,990
Additions for current year tax positions	2,570
Additions for prior year tax positions	2,433
Reductions for prior year tax positions	(350)
Reductions related to expirations of statute of limitations	(1,638)
Balance at June 30, 2023	12,005
Additions for current year tax positions	3,924
Additions for prior year tax positions	4,672
Reductions related to expirations of statute of limitations	(1,524)
Balance at June 30, 2024	19,077
Additions for current year tax positions	4,480
Additions for prior year tax positions	834
Reductions for prior year tax positions	(27)
Reductions related to expirations of statute of limitations	(2,641)
Balance at June 30, 2025	$21,723

The U.S. federal and state income tax returns for fiscal 2022 and all subsequent years remain subject to examination as of June 30, 2025, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of June 30, 2025, under the statute of limitation rules for fiscal 2016 through 2022. The Company anticipates that potential changes due to lapsing statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 — $9,000 within twelve months of June 30, 2025.

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

NOTE 10.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2025, 2024, and 2023, includes $28,392, $28,873, and $28,611, respectively, of equity-based compensation costs, of which $25,757, $26,361, and $26,427, respectively, relates to the restricted stock plans. Costs are recorded net of estimated forfeitures. The total income tax benefits from equity-based compensation for the fiscal years ended June 30, 2025, 2024, and 2023, were $4,479, $4,495, and $5,115, respectively. These income tax benefits from stock option exercises and restricted stock vestings included income tax net excess benefits of $283 and $1,109 for the fiscal years ended June 30, 2025 and June 30, 2023, respectively, and income tax net shortfalls of $184 for the fiscal year ended June 30, 2024.
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
During fiscal 2025, there were no options granted or forfeited, and 12 options were exercised at a weighted average exercise price of $87.27 per share with a total exercise intrinsic value of $991. At June 30, 2025, there were no options outstanding. During fiscal 2024, there were no options granted, forfeited, or exercised, and at June 30, 2024, 12 options were outstanding at a weighted average exercise price of $87.27. During fiscal 2023, there were no options granted, forfeited, or exercised, and at June 30, 2023, 12 options were outstanding at a weighted average exercise price of $87.27. All remaining options were granted on July 1, 2016. At June 30, 2025, there was no compensation cost yet to be recognized related to options.
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
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of June 30, 2025, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2022	303	$166.50
Granted[1]	136	214.78
Vested	(120)	159.10
Forfeited[2]	(16)	186.35
Outstanding July 1, 2023	303	190.08
Granted[1]	160	177.95
Vested	(99)	170.25
Forfeited[2]	(39)	194.11
Outstanding July 1, 2024	325	189.68
Granted[1]	162	171.90
Vested	(122)	183.64
Forfeited[2]	(17)	182.81
Outstanding June 30, 2025	348	$183.88	$62,610
1 Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2 Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.

Of the 162 unit awards granted in fiscal 2025, 115 were restricted stock unit awards and 47 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
18 of the performance unit awards granted in fiscal 2025 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate ("CAGR") for revenue (excluding adjustments) for the three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the three-year vesting period compared against goal thresholds as defined in the award agreement. 26 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. The remaining 3 performance unit awards had other performance targets. Per the Company's award vesting and settlement provisions, the performance unit awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the compensation peer group made up of participants approved by the Human Capital & Compensation Committee of the Company's Board of Directors for fiscal years 2025 and 2024. For fiscal year 2023, TSR was in comparison to the compensation peer group comprised of the Standard & Poor's 1500 Software & Services Index ("S&P 1500 S&S Index") participant companies and other participants approved by the Human Capital & Compensation Committee of the Company's Board of Directors. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period.
The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

	Year Ended June 30,
Monte Carlo award inputs:	2025	2024	2023
Compensation Peer Group:[1]
Volatility	24.5%	25.6%	29.4%
Risk free interest rate	3.72%	4.48%	2.96%
Annual dividend based on most recent quarterly dividend	$2.20	$2.08	$1.96
Dividend yield	1.3%	1.2%	0.9%
Beginning average percentile rank for TSR	41%	74%	71%
1 For fiscal 2023, S&P 1500 S&S Index participants were included in the compensation peer group.
At June 30, 2025, there was $18,018 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted-average remaining contractual term of 0.99 years.
The fair values of restricted stock units and performance units at release totaled $22,591, $16,544, and $24,931 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

NOTE 11.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2025	2024	2023
Net Income	$455,748	$381,816	$366,646
Common share information:
Weighted average shares outstanding for basic earnings per share	72,874	72,867	72,918
Dilutive effect of stock options, restricted stock units, and performance units	171	158	178
Weighted average shares outstanding for diluted earnings per share	73,045	73,025	73,096
Basic earnings per share	$6.25	$5.24	$5.03
Diluted earnings per share	$6.24	$5.23	$5.02
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and performance units have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 18 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2025, 33 shares were excluded for fiscal 2024, and 10 shares were excluded for fiscal 2023.

NOTE 12.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan (the "Plan") in 2006. On January 1, 2024, the Plan was amended and restated, and allows substantially all associates the opportunity to directly purchase shares of the Company at 85% of the lesser of the fair market value, as defined by the Plan, of the Company's stock on the first trading day or on the last trading day of a three-month offering period, which represents an option. Prior to January 1, 2024, the Plan allowed substantially all associates the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2025, 2024, and 2023, associates purchased 80, 90, and 84 shares under the Plan at average prices of $147.49, $137.78, and $146.79, respectively. As of June 30, 2025, approximately 816 shares remained available for future issuance under the Plan. The Plan is considered compensatory, and beginning January 1, 2024, compensation expense is determined based on the option's grant date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the offering period. Prior to January 1, 2024, the Company recorded the total dollar value of the stock discount given to associates under the Plan as expense.
The Company has a defined contribution plan for its associates: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time associate contributions up to 5% of eligible compensation. Beginning July 1, 2024, in order to receive matching contributions, associates must be at least 18 years of age and be employed for at least thirty days. Prior to July 1, 2024, associates must have been 18 years of age and been employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $34,751, $31,995, and $29,308 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

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
The goodwill of $117,339 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with those of Payrailz, together with the value of Payrailz's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $117,339 is deductible for income tax purposes.
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

NOTE 14.    REPORTABLE SEGMENT INFORMATION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit and credit card processing services, online and mobile bill pay solutions, Automated Clearing House ("ACH") origination and remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering ("AML") and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to them based on various factors, including performance against trend, budget, and forecast for the fiscal years ended June 30, 2025, 2024, and 2023. The CODM used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
Immaterial adjustments between segments were made in fiscal 2025 to reclassify cost of revenue that was recognized in fiscal years 2024 and 2023. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the fiscal year ended June 30, 2024, from Complementary to Corporate and Other, was $4,922. Cost of revenue reclassed for the fiscal year ended June 30, 2023, from Core and Complementary to Corporate and Other, was $64 and $5,206, respectively.

	Year Ended
	June 30, 2025
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$697,084	$93,480	$495,326	$75,847	$1,361,737
Processing	42,193	780,018	179,883	11,457	1,013,551
Total Revenue	739,277	873,498	675,209	87,304	2,375,288

Cost of Revenue	297,372	460,151	264,823	338,401	1,360,747
Research and Development					162,771
Selling, General, and Administrative					283,055
Total Expenses					1,806,573

SEGMENT INCOME	$441,905	$413,347	$410,386	$(251,097)

OPERATING INCOME					568,715

INTEREST INCOME (EXPENSE)					17,321

INCOME BEFORE INCOME TAXES					$586,036

	Year Ended
	June 30, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$649,169	$84,655	$461,828	$80,302	$1,275,954
Processing	41,569	733,053	156,383	8,584	939,589
Total Revenue	690,738	817,708	618,211	88,886	2,215,543

Cost of Revenue	287,349	442,084	251,085	318,959	1,299,477
Research and Development					148,256
Selling, General, and Administrative					278,419
Total Expenses					1,726,152

SEGMENT INCOME	$403,389	$375,624	$367,126	$(230,073)

OPERATING INCOME					489,391

INTEREST INCOME (EXPENSE)					8,628

INCOME BEFORE INCOME TAXES					$498,019

	Year Ended
	June 30, 2023
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$608,517	$79,788	$453,541	$72,855	$1,214,701
Processing	40,528	687,521	130,045	4,907	863,001
Total Revenue	649,045	767,309	583,586	77,762	2,077,702

Cost of Revenue	276,754	420,880	232,552	288,876	1,219,062
Research and Development					142,678
Selling, General, and Administrative					235,274
Total Expenses					1,597,014

SEGMENT INCOME	$372,291	$346,429	$351,034	$(211,114)

OPERATING INCOME					480,688

INTEREST INCOME (EXPENSE)					(6,114)

INCOME BEFORE INCOME TAXES					$474,574

NOTE 15. SUBSEQUENT EVENTS
Dividend
On August 22, 2025, the Company's Board of Directors declared a cash dividend of $0.58 per share on its common stock, payable on September 26, 2025, to stockholders of record on September 5, 2025.
Line of Credit
On July 18, 2025, the Company entered into a new unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026.

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
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2025; their report is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Rule 10b-5(1) Trading Plans
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2025, fiscal year end in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information under the captions “Election of Directors,” “Corporate Governance," “Delinquent Section 16(a) Reports" (if applicable), “Executive Officers,” and “Compensation Discussion and Analysis – Trading in Company Securities Policy," in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION
See the information under captions “Corporate Governance," “Human Capital & Compensation Committee Report," “Compensation Discussion and Analysis," "Compensation and Risk," “Executive Compensation,” "Pay Versus Performance," and “Pay Ratio Disclosure,” in the Proxy Statement, which is incorporated herein by reference.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2025, 2024, and 2023
- Consolidated Balance Sheets as of June 30, 2025, and 2024
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2025, 2024, and 2023
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024, and 2023
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
There are no schedules included because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(3) See “Index to Exhibits” set forth below.
All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

Exhibit No.    Description

3.1.9    Restated Certificate of Incorporation attached as Exhibit 3.1.9 to the Company’s Quarterly Report on Form 10-Q filed February 7, 2025.

3.2.10    Restated and Amended Bylaws attached as Exhibit 3.2.10 to the Company’s Current Report on Form 8-K filed May 15, 2025.

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

10.76* Form of Performance Shares Agreement attached as Exhibit 10.76 to the Company's Annual Report on Form 10-K filed August 24, 2023.

10.77    Form of Aircraft Time Sharing Agreement between the Company and each of Messrs. Foss, Adelson, McLachlan, and Morgan, and Mses. Carsley and Swearingen attached as Exhibit 10.77 to the Company's Annual Report on Form 10-K filed August 24, 2023.

10.79*     Form of Restricted Stock Unit Agreement (non-employee directors) attached as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed August 26, 2024.

10.80* Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated on November 13, 2024 attached as Exhibit 10.80 to the Company's Annual Report on Form 10-Q filed February 7, 2025.

19.1    Jack Henry & Associates, Inc. Trading in Company Securities Policy attached as Exhibit 19.1 to the Company's Annual Report on Form 10-K filed August 26, 2024.

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

31.1**    Certification of the Chief Executive Officer.

31.2**    Certification of the Chief Financial Officer.

32.1***    Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2***    Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

97.1 Jack Henry & Associates, Inc. Executive Compensation Clawback Policy attached as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed August 26, 2024.

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

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2025, and June 30, 2024, (ii) the Consolidated Statements of Income for the years ended June 30, 2025, 2024, and 2023, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2025, 2024, and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2025, 2024, and 2023, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of August, 2025.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ Gregory R. Adelson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gregory R. Adelson Gregory R. Adelson	Chief Executive Officer and President (Principal Executive Officer)	August 25, 2025

/s/ Mimi L. Carsley Mimi L. Carsley	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 25, 2025

/s/ Renee A. Swearingen Renee A. Swearingen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2025

/s/ David B. Foss David B. Foss	Board Chair	August 25, 2025

/s/ Matthew C. Flanigan Matthew C. Flanigan	Vice Chair and Lead Director	August 25, 2025

/s/ Thomas H. Wilson, Jr Thomas H. Wilson, Jr	Director	August 25, 2025

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 25, 2025

/s/ Shruti S. Miyashiro Shruti S. Miyashiro	Director	August 25, 2025

/s/ Wesley A. Brown Wesley A. Brown	Director	August 25, 2025

/s/ Curtis A. Campbell Curtis A. Campbell	Director	August 25, 2025

/s/ Tammy S. LoCascio Tammy S. LoCascio	Director	August 25, 2025

/s/ Lisa M. Nelson Lisa M. Nelson	Director	August 25, 2025