Form 10-Q
period 2025-09-30
JACK HENRY & ASSOCIATES INC
filed 2025-11-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
As of October 24, 2025, the Registrant had 72,377,132 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “Jack Henry,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	September 30, 2025	June 30, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,239	$101,953
Receivables, net	307,647	317,977
Income tax receivable	784	—
Prepaid expenses and other	210,550	180,151
Deferred costs	85,089	75,777
Assets held for sale	11,346	5,606
Total current assets	651,655	681,464
PROPERTY AND EQUIPMENT, net	204,950	220,964
OTHER ASSETS:
Non-current deferred costs	211,843	207,861
Computer software, net of amortization	643,667	617,029
Other non-current assets	439,098	443,624
Customer relationships, net of amortization	48,120	48,440
Other intangible assets, net of amortization	21,574	19,791
Goodwill	826,665	804,797
Total other assets	2,190,967	2,141,542
Total assets	$3,047,572	$3,043,970
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,719	$28,186
Accrued expenses	172,948	207,434
Accrued income taxes	—	9,679
Deferred revenues	245,466	290,485
Total current liabilities	436,133	535,784
LONG-TERM LIABILITIES:
Non-current deferred revenues	75,616	72,889
Deferred income tax liability	279,013	240,026
Debt, net of current maturities	20,000	—
Other long-term liabilities	63,476	64,439
Total long-term liabilities	438,105	377,354
Total liabilities	874,238	913,138
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,512,857 shares issued at September 30, 2025; 104,415,989 shares issued at June 30, 2025	1,045	1,044
Additional paid-in capital	654,923	652,218
Retained earnings	3,474,635	3,372,794
Less treasury stock at cost 31,968,990 shares at September 30, 2025; 31,579,598 shares at June 30, 2025	(1,957,269)	(1,895,224)
Total stockholders' equity	2,173,334	2,130,832
Total liabilities and equity	$3,047,572	$3,043,970

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended
	September 30,
	2025	2024

REVENUE	$644,738	$600,982

EXPENSES
Cost of Revenue	348,566	343,432
Research and Development	39,278	39,686
Selling, General, and Administrative	72,829	66,588
Total Expenses	460,673	449,706

OPERATING INCOME	184,065	151,276

INTEREST INCOME
Interest Income	7,139	8,347
Interest Expense	(886)	(2,825)
Total Interest Income	6,253	5,522

INCOME BEFORE INCOME TAXES	190,318	156,798

PROVISION FOR INCOME TAXES	46,332	37,607

NET INCOME	$143,986	$119,191

Basic earnings per share	$1.98	$1.63
Basic weighted average shares outstanding	72,751	72,905

Diluted earnings per share	$1.97	$1.63
Diluted weighted average shares outstanding	72,909	73,078

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended
	September 30,
	2025	2024
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	104,415,989	104,245,089
Shares issued for equity-based payment arrangements	72,784	65,387
Shares issued for Employee Stock Purchase Plan	24,084	21,547
Shares, end of period	104,512,857	104,332,023

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,044	$1,042
Shares issued for equity-based payment arrangements	1	1
Balance, end of period	$1,045	$1,043

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$652,218	$619,805
Shares issued for equity-based payment arrangements	(1)	(1)
Tax withholding related to share-based compensation	(6,706)	(6,169)
Shares issued for Employee Stock Purchase Plan	3,095	3,041
Stock-based compensation expense	6,317	6,705
Balance, end of period	$654,923	$623,381

RETAINED EARNINGS:
Balance, beginning of period	$3,372,794	$3,081,690
Net income	143,986	119,191
Dividends	(42,145)	(40,104)
Balance, end of period	$3,474,635	$3,160,777

TREASURY STOCK:
Balance, beginning of period	$(1,895,224)	$(1,860,173)
Purchase of treasury shares	(62,045)	—
Balance, end of period	$(1,957,269)	$(1,860,173)

TOTAL STOCKHOLDERS' EQUITY	$2,173,334	$1,925,028

Dividends declared per share	$0.58	$0.55

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$143,986	$119,191
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	10,434	11,273
Amortization	41,458	39,221
Change in deferred income taxes	38,987	(4,087)
Expense for stock-based compensation	6,317	6,705
Gain on disposal of assets	(3,807)	(27)
Changes in operating assets and liabilities:
Change in receivables	12,196	26,373
Change in prepaid expenses, deferred costs and other	(34,336)	(18,788)
Change in accounts payable	(6,637)	(9,116)
Change in accrued expenses	(36,567)	(23,067)
Change in income taxes	(9,150)	38,576
Change in deferred revenues	(42,291)	(69,358)
Net cash from operating activities	120,590	116,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions	(42,390)	—
Capital expenditures	(8,880)	(12,801)
Proceeds from sale of assets	7,479	—
Purchased software	(1,509)	(2,676)
Computer software developed	(48,203)	(42,259)
Proceeds from investments	1,000	1,000
Purchase of investments	(6,000)	(2,000)
Net cash from investing activities	(98,503)	(58,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	20,000	75,000
Repayments on credit facilities	—	(85,000)
Purchase of treasury stock	(62,045)	—
Dividends paid	(42,145)	(40,104)
Proceeds from stock issued for equity-based payment arrangements	1	1
Tax withholding payments related to share-based compensation	(6,706)	(6,169)
Proceeds from sale of common stock	3,094	3,040
Net cash from financing activities	(87,801)	(53,232)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(65,714)	$4,928
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,953	$38,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,239	$43,212

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
Comprehensive Income
Comprehensive income for the fiscal three months ended September 30, 2025 and 2024, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Allowance for credit losses - beginning balance	$6,659	$7,477
Current provision for expected credit losses	480	480
Write-offs charged against allowance	(335)	(629)
Other	—	(71)
Allowance for credit losses - ending balance	$6,804	$7,257
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at September 30, 2025, totaled $499,855 and at June 30, 2025, totaled $499,928.
During the fiscal three months ended September 30, 2025, the Company received an offer to purchase one of its facilities and management has committed to a plan to sell the facility. At September 30, 2025, the facility included assets with a carrying value of approximately $9,276. Additionally, held for sale assets at September 30, 2025, included one aircraft with a carrying value of approximately $2,070 that management has committed to sell. The Company expects to record gains on the sale of these assets. At June 30, 2025, held for sale assets included two aircraft with a carrying value of approximately $5,606. The sale of one aircraft was completed during the fiscal three months ended September 30, 2025. Total assets held for sale by the Company at September 30, 2025 and June 30, 2025, were $11,346 and $5,606, respectively, and were included in assets held for sale on the Company's consolidated balance sheets and were not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,468,896 and $1,436,825 at September 30, 2025, and June 30, 2025, respectively.

Purchase of Investments
At September 30, 2025, and June 30, 2025, the Company had $25,750 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's consolidated balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2025, there were 31,969 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,022 additional shares. The total cost of treasury stock at September 30, 2025, was $1,957,269. During the first three months of fiscal 2026, the Company repurchased 389 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first three months of fiscal 2025, the Company repurchased no shares.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2025.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2025, the results of its operations for the fiscal three months ended September 30, 2025 and 2024, changes in stockholders' equity for the fiscal three months ended September 30, 2025 and 2024, and its cash flows for the fiscal three months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at June 30, 2025, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the fiscal three months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2025. For the fiscal three months ended September 30, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2025, that are of significance, or potential significance, to the Company.
NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended June 30, 2025, with retrospective application of the additional segment information for the fiscal years ended June 30, 2024, and 2023. Additional information regarding the Company's reportable segments, including the application of this ASU for the fiscal three months ended September 30, 2025, and 2024, is included in Note 11 to the consolidated financial statements.
Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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

	Three Months Ended September 30,
	2025	2024
Private and Public Cloud	$195,609	$182,260
Product Delivery and Services	75,811	57,663
On-Premise Support	105,431	116,756
Services and Support	376,851	356,679

Processing	267,887	244,303

Total Revenue	$644,738	$600,982
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	September 30, 2025	June 30, 2025
Receivables, net	$307,647	$317,977
Contract Assets - Current	36,383	36,221
Contract Assets - Non-current	118,372	121,675
Contract Liabilities (Deferred Revenue) - Current	245,466	290,485
Contract Liabilities (Deferred Revenue) - Non-current	75,616	72,889
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
For the fiscal three months ended September 30, 2025, and 2024, the Company recognized revenue of $89,398 and $94,159, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2025, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,984,885. The Company expects to recognize approximately 23% over the next 12 months, 19% in 13-24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized costs to obtain contracts with clients are included within prepaid expenses and other (current portion) and other non-current assets (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs to fulfill contracts with clients are included within deferred costs (current portion) and non-current deferred costs (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized costs as of September 30, 2025, and June 30, 2025, were as follows:

	September 30, 2025	June 30, 2025
Capitalized costs to obtain contracts with clients[1]	$267,051	$267,726
Capitalized costs to fulfill contracts with clients	287,525	273,988
1 Includes current and non-current capitalized costs of $82,626 and $184,425 at September 30, 2025, respectively, and $82,441 and $185,285 at June 30, 2025, respectively.
For the fiscal three months ended September 30, 2025, and 2024, amortization of deferred contract costs totaled $47,182 and $54,907, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Fair values of financial assets and liabilities are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2025
Financial Assets:
Certificates of Deposit	$—	$9,607	$—	$9,607
Financial Liabilities:
Credit facilities	$—	$20,000	$—	$20,000
June 30, 2025
Financial Assets:
Certificates of Deposit	$—	$4,620	$—	$4,620
Financial Liabilities:
Credit facilities	$—	$—	$—	$—

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
The Company leases certain office space, data centers, and equipment with remaining terms of 6 months to 8 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At September 30, 2025, and June 30, 2025, the Company had operating lease assets of $42,423 and $44,761, respectively. At September 30, 2025, total operating lease liabilities of $48,886 were comprised of current operating lease liabilities of $9,372 and noncurrent operating lease liabilities of $39,514. At June 30, 2025, total operating lease liabilities of $51,187 were comprised of current operating lease liabilities of $9,397 and noncurrent operating lease liabilities of $41,790.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $43,581 and $41,229 as of September 30, 2025, and June 30, 2025, respectively.
Operating lease costs for the fiscal three months ended September 30, 2025, and 2024, were $2,769 and $2,893, respectively. Total operating lease costs for the respective quarters included variable lease costs of $798 and $554, respectively. Operating lease expense is included within cost of services, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the fiscal three months ended September 30, 2025, and 2024, the Company had operating cash flows for payments on operating leases of $2,731 and $2,505, and ROU assets obtained in exchange for operating lease liabilities of $0 and $7, respectively.
As of September 30, 2025, and June 30, 2025, the weighted-average remaining lease term for the Company's operating leases was 67 months and 69 months, respectively, and the weighted-average discount rate was 2.71% at both dates.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2025:

Due Dates (fiscal year)	Future Minimum Rental Payments

2026 (remaining period)	$8,315
2027	10,455
2028	10,106
2029	7,548
2030	6,525
Thereafter	11,141
Total lease payments	$54,090
Less: interest	(5,204)
Present value of lease liabilities	$48,886
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2025, there were $2,070 of legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income. Sublease income was immaterial for the fiscal three months ended September 30, 2025, and 2024, and the Company expects sublease income to remain immaterial in future periods.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $20,000 and $0 outstanding under the credit facility at September 30, 2025 and June 30, 2025, respectively.
Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at September 30, 2025, or June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at September 30, 2025.
Interest
The Company paid interest of $979 and $1,588 during the fiscal three months ended September 30, 2025, and 2024, respectively.

NOTE 7.    INCOME TAXES
The effective tax rate increased for the fiscal three months ended September 30, 2025, compared to the fiscal three months ended September 30, 2024, with an effective tax rate of 24.3% of income before income taxes, compared to 24.0% in the prior fiscal year quarter. The increase to the Company's effective tax rate was primarily due to differences in tax impacts of stock-based compensation between the two periods.
The Company paid income taxes, net of refunds, of $16,316 and $3,006 in the fiscal three months ended September 30, 2025, and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions affecting the Company include the permanent restoration of immediate expensing for domestic research and development (“R&D”), an election to deduct the unamortized balance of domestic R&D expenditures that were previously capitalized under the Tax Cuts and Jobs Act of 2017 ("TCJA"), and the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation did not materially impact the effective tax rate in the current period, and the Company does not anticipate a material impact in future periods. However, the Company does anticipate a significant reduction in cash tax payments and income taxes payable for the current fiscal year as well as a decrease in deferred tax assets related to the key provisions cited above.
All tax effects of the change in tax law on current or deferred tax balances have been recorded as a component of the income tax provision related to continuing operations. The Company will continue to monitor developments related to OBBBA and evaluate the financial reporting implications of any elections or method changes made under the new guidance.
At September 30, 2025, the Company had $22,781 of gross unrecognized tax benefits before interest and penalties, $20,493 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $4,786 related to uncertain tax positions at September 30, 2025. We do not expect a material change to our unrecognized tax benefits during the next twelve months.
The U.S. federal and state income tax returns for fiscal 2022 and all subsequent years remain subject to examination as of September 30, 2025, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of September 30, 2025, under the statute of limitation rules for fiscal 2016 through 2022. During the fiscal three months ended September 30, 2025, the Internal Revenue Service ("IRS") initiated and is currently conducting an examination of the Company's U.S. federal income tax return for the fiscal 2023 tax year.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the fiscal three months ended September 30, 2025, and 2024, included $6,317 and $6,705 of stock-based compensation costs, respectively.
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

The following table summarizes non-vested restricted stock unit awards and performance unit awards as of September 30, 2025:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2025	348	$183.88
Granted[1]	152	168.59
Vested	(105)	190.99
Forfeited[2]	(32)	230.09
Outstanding September 30, 2025	363	$171.46	$54,084
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 152 unit awards granted in fiscal 2026, 101 were restricted stock unit awards and 51 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
20 of the performance unit awards granted in fiscal 2026 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. The payout at release of approximately half of these performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period compared against goal thresholds as defined in the award agreement. The performance payout at release of the other half of these performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period. 31 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group comprised of the Standard and Poor's 900 Index ("S&P 900") participant companies for fiscal year 2026. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2026
Compensation Peer Group:
Volatility	23.6%
Risk free interest rate	3.66%
Annual dividend based on most recent quarterly dividend	$2.32
Dividend yield	1.36%
Beginning average percentile rank for TSR	20.0%
At September 30, 2025, there was $35,703 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.56 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2025	2024
Net Income	$143,986	$119,191
Common share information:
Weighted average shares outstanding for basic earnings per share	72,751	72,905
Dilutive effect of stock options, restricted stock units, and performance units	158	173
Weighted average shares outstanding for diluted earnings per share	72,909	73,078
Basic earnings per share	$1.98	$1.63
Diluted earnings per share	$1.97	$1.63
Per share information is based on the weighted average number of common shares outstanding for the fiscal three months ended September 30, 2025, and 2024. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 19 anti-dilutive restricted stock units or performance units excluded for the fiscal three months ended September 30, 2025, and nominal anti-dilutive stock options, restricted stock units, or performance units were excluded for the fiscal three months ended September 30, 2024.
NOTE 10.    BUSINESS ACQUISITION
Victor Technologies, Inc.
On September 30, 2025, the Company acquired substantially all the assets of Victor Technologies, Inc. ("Victor") for $42,390 paid in cash. The primary reason for the acquisition was to expand the Company's capabilities in the Payments-as-a-Service market. Victor is a cloud-native, API-first provider of direct-to-core embedded payments solutions.
Management has completed a preliminary purchase price allocation and assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of September 30, 2025, are set forth below:

Current assets	$1,920
Identifiable intangible assets	20,200
Total liabilities assumed	(1,597)
Total identifiable net assets	20,523
Goodwill	21,867
Net assets acquired	$42,390
The goodwill of $21,867 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with the acquired operations of Victor, together with the value of Victor's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $21,867 is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $2,300, computer software of $15,800, and other intangible assets of $2,100. The amortization period for acquired customer relationships, computer software, and other intangible assets is over a term of 10 years.
The fair value of current assets acquired included accounts receivable of $1,866, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Victor were immaterial for the periods presented.
The accompanying condensed consolidated statements of income for the fiscal three months ended September 30, 2025, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

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
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three months ended September 30, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal three months ended September 30, 2025, the Company transferred a product from the Corporate and Other segment to the Complementary segment, due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three months ended September 30, 2025, to reclassify related revenue and cost of revenue recognized for the fiscal three months ended September 30, 2024, from the Corporate and Other segment to the Complementary segment. Revenue and cost of revenue reclassed for the fiscal three months ended September 30, 2024, was $3,242 and $704, respectively.
Immaterial adjustments have been made between segments during the fiscal three months ended September 30, 2025 to reclassify revenue and cost of revenue that was recognized for the fiscal three months ended September 30, 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue and cost of revenue reclassed for the fiscal three months ended September 30, 2024, from the Core segment to the Complementary segment, was $1,337 and $473, respectively.

	Three Months Ended
	September 30, 2025
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$183,860	$25,741	$146,311	$20,939	$376,851
Processing	11,433	205,153	47,906	3,395	267,887
Total Revenue	195,293	230,894	194,217	24,334	644,738

Cost of Revenue	73,137	118,660	72,260	84,509	348,566
Research and Development					39,278
Selling, General, and Administrative					72,829
Total Expenses					460,673

SEGMENT INCOME	$122,156	$112,234	$121,957	$(60,175)

OPERATING INCOME					184,065

INTEREST INCOME					6,253

INCOME BEFORE INCOME TAXES					$190,318

	Three Months Ended
	September 30, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$183,529	$22,743	$134,572	$15,835	$356,679
Processing	10,758	189,180	41,709	2,656	244,303
Total Revenue	194,287	211,923	176,281	18,491	600,982

Cost of Revenue	80,947	113,020	67,144	82,321	343,432
Research and Development					39,686
Selling, General, and Administrative					66,588
Total Expenses					449,706

SEGMENT INCOME	$113,340	$98,903	$109,137	$(63,830)

OPERATING INCOME					151,276

INTEREST INCOME					5,522

INCOME BEFORE INCOME TAXES					$156,798

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended September 30, 2025.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,200 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve approximately 7,400 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with assets up to $55 billion, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
RESULTS OF OPERATIONS
For the first quarter of fiscal 2026, total revenue increased 7.3%, or $43,756, compared to the same quarter in fiscal 2025. Total revenue less deconversion revenue of $8,626 for the current fiscal quarter and less revenue related to a contractual change of $12,248 and deconversion revenue of $3,697 for the prior fiscal year first quarter results in an increase of 8.7% quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting within private and public cloud, card, Jack Henry digital, including Banno, and payment processing, including PayCenter products. Increased user group revenue related to the timing of our Connect conference was also a driver.

Operating expenses increased 2.4%, or $10,967, for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Total operating expenses less the gain on sale of assets of $3,796 and deconversion operating expenses of $1,525 for the current fiscal quarter and less operating expenses related to a contractual change of $10,443 and deconversion operating expenses of $202 for the prior fiscal year first quarter results in an increase of 5.4% quarter over quarter. This increase was primarily driven by higher direct costs, increased expenses related to our Connect conference, higher personnel costs tempered by lower benefits costs, and increased amortization of intangible assets.
Operating income increased 21.7%, or $32,789, for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Total operating income less the gain on sale of assets of $3,796 and deconversion operating income of $7,101 for the current fiscal quarter and less operating income related to a contractual change of $1,805 and deconversion operating income of $3,495 for the prior fiscal year first quarter results in an increase of 18.6%, quarter over quarter. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above tempered by our disciplined approach to compensation, headcount and infrastructure costs.
The provision for income taxes increased 23.2%, or $8,725, for the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal quarter was 24.3% compared to 24.0% for the same quarter a year ago.
Net income increased 20.8%, or $24,795, for the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the gain on sale of assets and deconversion net income in the current fiscal quarter and the net income related to a contractual change and deconversion net income in the prior fiscal year first quarter The increase excluding these one-time items was primarily due to net organic growth in our lines of revenue for the first quarter of fiscal 2026 partially offset by commensurate higher operating expenses and the increased provision for income taxes.
As we move into the second quarter of fiscal 2026 – our 50th year in business – we are excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our shareholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. Our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued industry-leading revenue growth with strong margin expansion, benefiting our associates, clients, and shareholders.
A detailed discussion of the major components of the results of operations for the fiscal three months ended September 30, 2025, follows.
Discussions compare the current fiscal year's three months ended September 30, 2025, to the prior fiscal year's three months ended September 30, 2024.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2025	2024
Services and Support	$376,851	$356,679	5.7%
Percentage of total revenue	58%	59%
Services and support revenue increased 5.7% for the first quarter of fiscal 2026 compared to the same quarter a year ago. Total services and support revenue less deconversion revenue of $8,626 for the current fiscal quarter and less revenue related to a contractual change of $12,248 and deconversion revenue of $3,697 for the prior fiscal year first quarter, results in growth of 8.1% quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand, user group revenue related to the timing of our Connect conference, work order revenue, and implementation revenue.

Processing	Three Months Ended September 30,		% Change
	2025	2024
Processing	$267,887	$244,303	9.7%
Percentage of total revenue	42%	41%
Processing revenue increased 9.7% for the first quarter of fiscal 2026 compared to the same quarter last fiscal year. This increase was primarily driven by growth in card revenue from monthly service and risk management fees, improvement in Jack Henry digital revenue (including Banno) from a higher number of active users and from the ramping up of add-on products, higher payment processing revenues, including PayCenter products — Zelle, RTP (Real Time Payments), and FedNow — from expanding active users and new client revenue. Deconversion and other one-time revenue did not significantly affect processing revenue quarter over quarter.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2025	2024
Cost of Revenue	$348,566	$343,432	1.5%
Percentage of total revenue	54%	57%
Cost of revenue for the first quarter of fiscal 2026 increased 1.5% over the prior fiscal year first quarter. Total cost of revenue less deconversion costs of $904 for the current fiscal quarter and less costs related to a contractual change of $10,443 and deconversion costs of $115 for the prior fiscal year first quarter, results in a 4.4% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, higher personnel costs primarily related to an increase in headcount during the trailing twelve months tempered by a decrease in benefit costs, and increased amortization of intangible assets. Cost of revenue decreased 3% as a percentage of total revenue compared to the prior fiscal year first quarter.

Research and Development	Three Months Ended September 30,		% Change
	2025	2024
Research and Development	$39,278	$39,686	(1.0)%
Percentage of total revenue	6%	7%
Research and development expense decreased 1.0% for the first quarter of fiscal 2026 compared to the prior fiscal year first quarter. This slight decrease was primarily due to a tempered personnel cost increase (net of capitalization) from lower compensation increases and employee headcount additions in the trailing twelve months. Deconversion and other one-time costs did not significantly affect research and development expenses quarter over quarter. Research and development expense decreased 1% as a percentage of total revenue compared to the prior fiscal year first quarter.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2025	2024
Selling, General, and Administrative	$72,829	$66,588	9.4%
Percentage of total revenue	11%	11%
Selling, general, and administrative expense increased 9.4% in the first quarter of fiscal 2026 compared to the same quarter in the prior fiscal year. Total selling, general, and administrative expense less the gain on sale of assets of $3,796 and deconversion costs of $621 for the current fiscal quarter and deconversion costs of $87 for the prior fiscal year first quarter results in a 14.3% increase quarter over quarter. This increase was primarily due to higher expenses related to the timing of our user group meeting, increased professional services expense, and higher personnel costs related to an increase in employee headcount in the trailing twelve months tempered by lower commissions and benefit costs. Selling, general, and administrative expense remained consistent as a percentage of total revenue compared to the prior fiscal year first quarter.

INTEREST INCOME	Three Months Ended September 30,		% Change
	2025	2024
Interest Income	$7,139	$8,347	(14.5)%
Interest Expense	$(886)	$(2,825)	(68.6)%
Interest income and interest expense decreased due to lower interest-earning and credit line balances, respectively, for the fiscal three months ended September 30, 2025, compared to the fiscal three months ended September 30, 2024.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2025	2024
Provision for Income Taxes	$46,332	$37,607	23.2%
Effective Rate	24.3%	24.0%
The provision for income taxes increased 23.2% for the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025. The effective tax rate for the current fiscal quarter was 24.3% compared to 24.0% for the same quarter a year ago.

NET INCOME	Three Months Ended September 30,		% Change
	2025	2024
Net income	$143,986	$119,191	20.8%
Diluted earnings per share	$1.97	$1.63	21.1%
Net income increased 20.8% to $143,986, or $1.97 per diluted share, for the first quarter of fiscal 2026 compared to $119,191, or $1.63 per diluted share, in the same quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the gain on sale of assets and deconversion net income in the current fiscal quarter and the net income related to a contractual change and deconversion net income in the prior fiscal year first quarter. The increase excluding these one-time items was primarily due to net organic growth in our lines of revenue for the first quarter of fiscal 2026 partially offset by commensurate higher operating expenses and the increased provision for income taxes.
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
The Company's Chief Executive Officer, who is also the Company's CODM, regularly evaluated segment performance and made strategic decisions on the allocation of resources to them based on various factors, including performance against trend, budget, and forecast for the fiscal three months ended September 30, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.

During the fiscal three months ended September 30, 2025, the Company transferred a product from the Corporate and Other segment to the Complementary segment, due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three months ended September 30, 2025, to reclassify related revenue and cost of revenue recognized for the fiscal three months ended September 30, 2024, from the Corporate and Other segment to the Complementary segment. Revenue and cost of revenue reclassed for the fiscal three months ended September 30, 2024, was $3,242 and $704, respectively.
Immaterial adjustments have been made between segments during the fiscal three months ended September 30, 2025, to reclassify revenue and cost of revenue that was recognized for the fiscal three months ended September 30, 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue and cost of revenue reclassed for the fiscal three months ended September 30, 2024, from the Core segment to the Complementary segment, was $1,337 and $473, respectively.

Core	Three Months Ended September 30,		% Change
	2025	2024
Revenue	$195,293	$194,287	0.5%
Cost of Revenue	$73,137	$80,947	(9.6)%
Revenue in the Core segment increased 0.5% and cost of revenue decreased 9.6% for the fiscal three months ended September 30, 2025, compared to the fiscal three months ended September 30, 2024. Core revenue less deconversion revenue of $3,219 for the fiscal three months ended September 30, 2025, and less revenue related to a contractual change of $12,248 and deconversion revenue of $1,287 for the fiscal three months ended September 30, 2024, results in a 6.3% increase quarter over quarter. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting revenues within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand. Core cost of revenue less deconversion costs of $443 for the fiscal three months ended September 30, 2025, and less costs related to a contractual change of $10,443 and deconversion costs of $37 for the fiscal three months ended September 30, 2024, results in a 3.2% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 4% as a percentage of Core revenue for the first quarter of fiscal 2026 compared to the same quarter in fiscal 2025.

Payments	Three Months Ended September 30,		% Change
	2025	2024
Revenue	$230,894	$211,923	9.0%
Cost of Revenue	$118,660	$113,020	5.0%
Revenue in the Payments segment increased 9.0% and cost of revenue increased 5.0% for the first quarter of fiscal 2026 compared to the same quarter last fiscal year. Payments revenue less deconversion revenue in both quarters, which totaled $3,483 for the first quarter of fiscal 2026 and $1,914 for the first quarter of fiscal 2025, results in an 8.3% increase quarter over quarter. This increase was primarily due to higher card revenue from an increase in volume and higher payment processing revenues, including PayCenter products — Zelle, RTP, and FedNow — from expanding active users and new client revenue. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion and one-time costs did not significantly affect Payments cost of revenue quarter over quarter. Payments cost of revenue as a percentage of Payments revenue decreased 2% for the first quarter of fiscal 2026 compared to the same quarter in fiscal 2025.

Complementary	Three Months Ended September 30,		% Change
	2025	2024
Revenue	$194,217	$176,281	10.2%
Cost of Revenue	$72,260	$67,144	7.6%
Revenue in the Complementary segment increased 10.2% and cost of revenue increased 7.6% for the first quarter of fiscal 2026 compared to the same quarter last fiscal year. Complementary revenue less deconversion revenue in both quarters, which totaled $1,876 for the first quarter of fiscal 2026 and $473 for the first quarter of fiscal 2025, results in a 9.4% increase quarter over quarter. This increase was primarily driven by organic growth in hosting revenue as new and existing clients continue to migrate to our private cloud and processing volumes expanded and Jack Henry digital revenue (including Banno) from a higher number of active users and the ramping up of add-on products. Complementary cost of revenue less deconversion costs in both quarters, which totaled $308 for the first quarter of fiscal 2026 and $60 for the first quarter of fiscal 2025, results in a 7.3% increase quarter over quarter. This increase was primarily driven by higher direct costs generally consistent with increases in related lines of revenue and increased amortization of intangibles. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the first quarter of fiscal 2026 compared to the same quarter in fiscal 2025.

Corporate and Other	Three Months Ended September 30,		% Change
	2025	2024
Revenue	$24,334	$18,491	31.6%
Cost of Revenue	$84,509	$82,321	2.7%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment increased 31.6% for the first quarter of fiscal 2026 compared to the same quarter last fiscal year. Corporate and Other revenue less deconversion revenue in both quarters, which totaled $48 for the first quarter of fiscal 2026 and $23 for the first quarter of fiscal 2025, results in a 31.5% increase quarter over quarter. This increase was primarily due to the increase in user group revenue related to the timing of our Connect conference quarter over quarter. Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The Corporate and Other cost of revenue in the first quarter of fiscal 2026 increased 2.7% when compared to the prior fiscal year quarter. This increase was primarily due to higher cloud consumption costs and increased compensation cost primarily related to headcount increases over the trailing twelve months. Deconversion and one-time costs did not significantly affect Corporate and Other cost of revenue quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $36,239 at September 30, 2025, from $101,953 at June 30, 2025.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2025	2024
Net income	$143,986	$119,191
Non-cash expenses	93,389	53,085
Change in receivables	12,196	26,373
Change in deferred revenues	(42,291)	(69,358)
Change in other assets and liabilities*	(86,690)	(12,395)
Net cash provided by operating activities	$120,590	$116,896
*For the fiscal three months ended September 30, 2025, the change in other assets and liabilities includes the change in accrued expenses of $(36,567), the change in prepaid expenses, deferred costs and other of $(34,336), and the change in income taxes of $(9,150). For the fiscal three months ended September 30, 2024, the change in other assets and liabilities includes the change in accrued expenses of $(23,067), the change in prepaid expenses, deferred costs and other of $(18,788), partially offset by the change in income taxes of $38,576.
Cash provided by operating activities for the first three months of fiscal 2026 increased 3% compared to the same period last year. Cash from operations is primarily used to repay debt, to pay dividends, to repurchase stock, for capital expenditures, and for acquisitions.

Cash used in investing activities for the first three months of fiscal 2026 totaled $98,503 and included: $48,203 for the ongoing enhancement and development of existing and new product and service offerings; $42,390 for an acquisition; capital expenditures for facilities and equipment of $8,880; the purchase of investments of $6,000, and $1,509 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $7,479 and proceeds from investments of $1,000. Cash used in investing activities for the first three months of fiscal 2025 totaled $58,736 and included: $42,259 for the development of software; $12,801 for capital expenditures; $2,676 for the purchase and development of internal use software; and $2,000 for the purchase of investments. Cash uses were partially offset by proceeds from investments of $1,000.
Financing activities used cash of $87,801 for the first three months of fiscal 2026 and included: $62,045 for the purchase of treasury stock; dividends paid to stockholders of $42,145; and $3,611 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $20,000. Financing activities used cash of $53,232 in the first three months of fiscal 2025 and included: $85,000 for the repayments on credit facilities; $40,104 for the payment of dividends; and $3,128 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $75,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $8,880 and $12,801 for the fiscal three months ended September 30, 2025, and September 30, 2024, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2026 are expected to be between approximately $80,000 and $90,000 and have been or will be funded from our credit facilities and cash generated by operations.
On September 30, 2025, the Company acquired substantially all the assets of Victor for $42,390 paid in cash. The primary reason for the acquisition was to expand the Company's capabilities in the Payments-as-a-Service market. Victor is a cloud-native, API-first provider of direct-to-core embedded payments solutions.
Contractual obligations are discussed in our Annual Report on Form 10-K for the year ended June 30, 2025. There have been no material contractual obligations added for the fiscal three months ended September 30, 2025.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing line of credit. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2025, there were 31,969 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,022 additional shares. The total cost of treasury stock at September 30, 2025, was $1,957,269. During the first three months of fiscal 2026, the Company repurchased 389 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first three months of fiscal 2025, the Company repurchased no shares.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $20,000 and $0 outstanding under the credit facility at September 30, 2025, and June 30, 2025, respectively.

Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provides for funding of up to $50,000 and bears interest at the prime rate less 2.0%. The note does not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at September 30, 2025, or June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at September 30, 2025.

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
We had $20,000 outstanding debt with variable interest rates as of September 30, 2025, and a 1% increase in our borrowing rate would increase our annual interest expense by $200.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2025, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2025:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1 — July 31, 2025	—	—	—	3,411,018
August 1 — August 31, 2025	175,204	$160.97	175,204	3,235,814
September 1 — September 30, 2025	214,188	158.00	214,188	3,021,626
Total	389,392	$159.34	389,392	3,021,626
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 31,968,990 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.

ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the fiscal three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2025, and June 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2025, and 2024, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2025, and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025, and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 7, 2025	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	November 7, 2025	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer