Form 10-Q
period 2025-12-31
JACK HENRY & ASSOCIATES INC
filed 2026-02-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
As of January 23, 2026, the Registrant had 72,167,368 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	December 31, 2025	June 30, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,216	$101,953
Receivables, net	298,458	317,977
Income tax receivable	2,431	—
Prepaid expenses and other	201,705	180,151
Deferred costs	85,021	75,777
Assets held for sale	—	5,606
Total current assets	615,831	681,464
PROPERTY AND EQUIPMENT, net	214,795	220,964
OTHER ASSETS:
Non-current deferred costs	214,716	207,861
Computer software, net of amortization	645,796	617,029
Other non-current assets	474,527	443,624
Customer relationships, net of amortization	46,487	48,440
Other intangible assets, net of amortization	20,152	19,791
Goodwill	827,740	804,797
Total other assets	2,229,418	2,141,542
Total assets	$3,060,044	$3,043,970
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,502	$28,186
Accrued expenses	174,403	207,434
Accrued income taxes	—	9,679
Deferred revenues	193,027	290,485
Total current liabilities	384,932	535,784
LONG-TERM LIABILITIES:
Non-current deferred revenues	77,967	72,889
Deferred income tax liability	309,760	240,026
Debt	20,000	—
Other long-term liabilities	64,327	64,439
Total long-term liabilities	472,054	377,354
Total liabilities	856,986	913,138
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,541,919 shares issued at December 31, 2025; 104,415,989 shares issued at June 30, 2025	1,045	1,044
Additional paid-in capital	665,004	652,218
Retained earnings	3,557,470	3,372,794
Less treasury stock at cost 32,375,100 shares at December 31, 2025; 31,579,598 shares at June 30, 2025	(2,020,461)	(1,895,224)
Total stockholders' equity	2,203,058	2,130,832
Total liabilities and equity	$3,060,044	$3,043,970

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

REVENUE	$619,334	$573,848	$1,264,071	$1,174,829

EXPENSES
Cost of Revenue	350,989	332,850	699,554	676,282
Research and Development	42,228	41,095	81,505	80,780
Selling, General, and Administrative	66,969	76,901	139,799	143,489
Total Expenses	460,186	450,846	920,858	900,551

OPERATING INCOME	159,148	123,002	343,213	274,278

INTEREST INCOME
Interest Income	6,187	7,159	13,326	15,506
Interest Expense	(1,142)	(2,780)	(2,028)	(5,605)
Total Interest Income	5,045	4,379	11,298	9,901

INCOME BEFORE INCOME TAXES	164,193	127,381	354,511	284,179

PROVISION FOR INCOME TAXES	39,525	29,536	85,856	67,143

NET INCOME	$124,668	$97,845	$268,655	$217,036

Basic earnings per share	$1.73	$1.34	$3.71	$2.98
Basic weighted average shares outstanding	72,267	72,924	72,509	72,914

Diluted earnings per share	$1.72	$1.34	$3.70	$2.97
Diluted weighted average shares outstanding	72,413	73,082	72,661	73,080

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,512,857	104,332,023	104,415,989	104,245,089
Shares issued for equity-based payment arrangements	12,907	23,828	85,691	89,215
Shares issued for Employee Stock Purchase Plan	16,155	14,573	40,239	36,120
Shares, end of period	104,541,919	104,370,424	104,541,919	104,370,424

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,045	$1,043	$1,044	$1,042
Shares issued for equity-based payment arrangements	—	1	1	1
Shares issued for Employee Stock Purchase Plan	—	—	—	1
Balance, end of period	$1,045	$1,044	$1,045	$1,044

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$654,923	$623,381	$652,218	$619,805
Shares issued for equity-based payment arrangements	—	—	(1)	(1)
Tax withholding related to share-based compensation	(280)	(1,173)	(6,987)	(7,342)
Shares issued for Employee Stock Purchase Plan	1,923	2,169	5,018	5,210
Stock-based compensation expense	8,438	8,834	14,756	15,539
Balance, end of period	$665,004	$633,211	$665,004	$633,211

RETAINED EARNINGS:
Balance, beginning of period	$3,474,635	$3,160,777	$3,372,794	$3,081,690
Net income	124,668	97,845	268,655	217,036
Dividends	(41,833)	(40,089)	(83,979)	(80,193)
Balance, end of period	$3,557,470	$3,218,533	$3,557,470	$3,218,533

TREASURY STOCK:
Balance, beginning of period	$(1,957,269)	$(1,860,173)	$(1,895,224)	$(1,860,173)
Purchase of treasury shares	(63,192)	(17,050)	(125,237)	(17,050)
Balance, end of period	$(2,020,461)	$(1,877,223)	$(2,020,461)	$(1,877,223)

TOTAL STOCKHOLDERS' EQUITY	$2,203,058	$1,975,565	$2,203,058	$1,975,565

Dividends declared per share	$0.58	$0.55	$1.16	$1.10

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Six Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$268,655	$217,036
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	20,743	22,731
Amortization	84,304	79,517
Change in deferred income taxes	69,734	(8,745)
Expense for stock-based compensation	14,756	15,539
Gain on disposal of assets	(5,340)	(4)
Changes in operating assets and liabilities:
Change in receivables	21,385	49,811
Change in prepaid expenses, deferred costs and other	(56,056)	(34,384)
Change in accounts payable	(8,340)	(5,583)
Change in accrued expenses	(34,863)	(19,450)
Change in income taxes	(9,345)	9,538
Change in deferred revenues	(92,379)	(119,463)
Net cash from operating activities	273,254	206,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions	(42,390)	—
Capital expenditures	(30,096)	(29,469)
Proceeds from sale of assets	24,572	—
Purchased software	(2,908)	(3,528)
Computer software developed	(92,484)	(85,803)
Proceeds from investments	1,000	1,000
Purchase of investments	(13,500)	(2,000)
Net cash from investing activities	(155,806)	(119,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	125,000	165,000
Repayments on credit facilities	(105,000)	(165,000)
Purchase of treasury stock	(125,237)	(17,050)
Dividends paid	(83,979)	(80,193)
Proceeds from stock issued for equity-based payment arrangements	1	2
Tax withholding payments related to share-based compensation	(6,987)	(7,342)
Proceeds from sale of common stock	5,017	5,209
Net cash from financing activities	(191,185)	(99,374)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(73,737)	$(12,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,953	$38,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,216	$25,653

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
Comprehensive Income
Comprehensive income for the fiscal three and six months ended December 31, 2025 and 2024, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Allowance for credit losses - beginning balance	$6,804	$7,257	$6,659	$7,477
Current provision for expected credit losses	480	480	960	960
Write-offs charged against allowance	(795)	(865)	(1,130)	(1,494)
Other	—	—	—	(71)
Allowance for credit losses - ending balance	$6,489	$6,872	$6,489	$6,872
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 2025, totaled $469,969 and at June 30, 2025, totaled $499,928.
At June 30, 2025, held for sale assets included two aircraft and related equipment with a carrying value of approximately $5,606. The sales of these assets were completed during the fiscal six months ended December 31, 2025. Total assets held for sale by the Company at December 31, 2025 and June 30, 2025, were $0 and $5,606, respectively, and were included in assets held for sale on the Company's condensed consolidated balance sheets and were not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,495,130 and $1,436,825 at December 31, 2025, and June 30, 2025, respectively.

Purchase of Investments
At December 31, 2025, and June 30, 2025, the Company had $33,250 and $25,750 in non-current investments, respectively. These investments were recorded at cost and are included within other non-current assets on the Company's condensed consolidated balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2025, there were 32,375 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,616 additional shares. The total cost of treasury stock at December 31, 2025, was $2,020,461. During the first six months of fiscal 2026, the Company repurchased 795 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first six months of fiscal 2025, the Company repurchased over 99 shares.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2025.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of December 31, 2025, the results of its operations for the fiscal three and six months ended December 31, 2025 and 2024, changes in stockholders' equity for the fiscal three and six months ended December 31, 2025 and 2024, and its cash flows for the fiscal six months ended December 31, 2025 and 2024. The condensed consolidated balance sheet at June 30, 2025, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the fiscal three and six months ended December 31, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2025. For the fiscal three and six months ended December 31, 2025, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2025, that are of significance, or potential significance, to the Company.
NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended June 30, 2025, with retrospective application of the additional segment information for the fiscal years ended June 30, 2024, and 2023. Additional information regarding the Company's reportable segments, including the application of this ASU for the fiscal three and six months ended December 31, 2025, and 2024, is included in Note 11 to the condensed consolidated financial statements.
Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and applied on a prospective basis. Early adoption and retrospective application is permitted. The Company will adopt this ASU for the fiscal year ending June 30, 2026.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Private and Public Cloud	$202,717	$187,139	$398,325	$369,398
Product Delivery and Services	64,051	56,278	139,863	113,942
On-Premise Support	79,041	79,610	184,471	196,366
Services and Support	345,809	323,027	722,659	679,706

Processing	273,525	250,821	541,412	495,123

Total Revenue	$619,334	$573,848	$1,264,071	$1,174,829
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	December 31, 2025	June 30, 2025
Receivables, net	$298,458	$317,977
Contract Assets - Current	36,860	36,221
Contract Assets - Non-current	122,708	121,675
Contract Liabilities (Deferred Revenue) - Current	193,027	290,485
Contract Liabilities (Deferred Revenue) - Non-current	77,967	72,889
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
For the fiscal three months ended December 31, 2025, and 2024, the Company recognized revenue of $77,274 and $76,528, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the fiscal six months ended December 31, 2025, and 2024, the Company recognized revenue of $147,736 and $152,657, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2025, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $7,998,267. The Company expects to recognize approximately 23% over the next 12 months, 19% in 13-24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized costs to obtain contracts with clients are included within prepaid expenses and other (current portion) and other non-current assets (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs to fulfill contracts with clients are included within deferred costs (current portion) and non-current deferred costs (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized costs as of December 31, 2025, and June 30, 2025, were as follows:

	December 31, 2025	June 30, 2025
Capitalized costs to obtain contracts with clients[1]	$276,714	$267,726
Capitalized costs to fulfill contracts with clients	293,182	273,988
1 Includes current and non-current capitalized costs of $73,596 and $203,118 at December 31, 2025, respectively, and $82,441 and $185,285 at June 30, 2025, respectively.
For the fiscal three months ended December 31, 2025, and 2024, amortization of deferred contract costs totaled $46,806 and $43,640, respectively. For the fiscal six months ended December 31, 2025, and 2024, amortization of deferred contract costs totaled $93,988 and $98,547, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Fair values of financial assets and liabilities are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
December 31, 2025
Financial Assets:
Certificates of Deposit	$—	$9,652	$—	$9,652
Financial Liabilities:
Credit facilities	$—	$20,000	$—	$20,000
June 30, 2025
Financial Assets:
Certificates of Deposit	$—	$4,620	$—	$4,620
Financial Liabilities:
Credit facilities	$—	$—	$—	$—

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
The Company leases certain office space, data centers, and equipment with remaining terms of 3 months to 7 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At December 31, 2025, and June 30, 2025, the Company had operating lease assets of $42,149 and $44,761, respectively. At December 31, 2025, total operating lease liabilities of $48,497 were comprised of current operating lease liabilities of $9,584 and noncurrent operating lease liabilities of $38,913. At June 30, 2025, total operating lease liabilities of $51,187 were comprised of current operating lease liabilities of $9,397 and noncurrent operating lease liabilities of $41,790.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $45,934 and $41,229 as of December 31, 2025, and June 30, 2025, respectively.
Operating lease costs for the fiscal three months ended December 31, 2025, and 2024, were $2,793 and $2,900, respectively. Total operating lease costs for the respective quarters included variable lease costs of $796 and $930, respectively. Operating lease costs for the fiscal six months ended December 31, 2025, and 2024, were $5,563 and $5,792, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $2,146 and $1,483, respectively. Operating lease expense is included within cost of revenue, research and development, and selling, general, and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the fiscal six months ended December 31, 2025, and 2024, the Company had operating cash flows for payments on operating leases of $5,639 and $5,197, and ROU assets obtained in exchange for operating lease liabilities of $2,081 and $7, respectively.
As of December 31, 2025, and June 30, 2025, the weighted-average remaining lease term for the Company's operating leases was 64 months and 69 months, respectively, and the weighted-average discount rate was 2.76% and 2.71%, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2025:

Due Dates (fiscal year)	Future Minimum Rental Payments

2026 (remaining period)	$5,649
2027	10,866
2028	10,596
2029	8,057
2030	7,006
Thereafter	11,289
Total lease payments	$53,463
Less: interest	(4,966)
Present value of lease liabilities	$48,497
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At December 31, 2025, there were no material legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term, and is included within revenue on the Company's condensed consolidated statements of income. Sublease income was immaterial for the fiscal three and six months ended December 31, 2025, and 2024, and the Company expects sublease income to remain immaterial in future periods.
NOTE 6.    DEBT
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted Secured Overnight Financing Rate (“SOFR”) term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $20,000 and $0 outstanding under the credit facility at December 31, 2025, and June 30, 2025, respectively.
Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provided for funding of up to $50,000 and bore interest at the prime rate less 2.0%. The note did not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at December 31, 2025, or June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at December 31, 2025.
Interest
The Company paid interest of $1,783 and $4,352 during the fiscal six months ended December 31, 2025, and 2024, respectively.

NOTE 7.    INCOME TAXES
The effective tax rate increased for the fiscal three months ended December 31, 2025, compared to the fiscal three months ended December 31, 2024, with an effective tax rate of 24.1% of income before income taxes, compared to 23.2% in the prior fiscal year quarter. The increase in the Company's effective tax rate was primarily due to differences in the tax impacts of stock-based compensation between the two periods and the tax benefits from the purchase of investment tax credits during the prior fiscal year quarter.
For the fiscal six months ended December 31, 2025, the effective tax rate increased compared to the fiscal six months ended December 31, 2024, with an effective tax rate of 24.2% of income before income taxes, compared to 23.6% for the same period last fiscal year. The increase in the effective tax rate for the fiscal six months ended December 31, 2025, was primarily due to differences in the tax impacts of stock-based compensation between the two periods and the tax benefits from the purchase of investment tax credits during the prior fiscal year.
The Company paid income taxes, net of refunds, of $24,835 and $65,833 in the fiscal six months ended December 31, 2025, and 2024, respectively.
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
At December 31, 2025, the Company had $23,890 of gross unrecognized tax benefits before interest and penalties, $21,501 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $5,304 related to uncertain tax positions at December 31, 2025. We do not expect a material change to our unrecognized tax benefits during the next twelve months.
The U.S. federal and state income tax returns for fiscal 2022 and all subsequent years remain subject to examination as of December 31, 2025, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of December 31, 2025, under the statute of limitation rules for fiscal 2016 through 2022. The Internal Revenue Service ("IRS") is currently conducting an examination of the Company's U.S. federal income tax return for the fiscal 2023 tax year. The IRS examination was initiated during the first quarter of fiscal 2026 and as of December 31, 2025, this examination is still ongoing.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the fiscal three months ended December 31, 2025, and 2024, included $8,438 and $8,834 of stock-based compensation costs, respectively. Our operating income for the fiscal six months ended December 31, 2025, and 2024, included $14,756 and $15,539 of stock-based compensation costs, respectively.
On November 10, 2015, the Company adopted the 2015 Equity Incentive Plan (“2015 EIP”) for its associates and non-employee directors. The plan expired on November 10, 2025. The plan allowed for grants of stock options, stock appreciation rights, restricted stock shares or units, and performance shares or units. The maximum number of shares that were authorized for issuance under the plan was 3,000.
On November 12, 2025, the Company adopted the 2025 Equity Incentive Plan ("2025 EIP") for its associates and non-employee directors. The plan allows for grants of stock options, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 4,700.
Restricted stock unit and performance unit awards
The Company issued unit awards under the 2015 EIP for fiscal 2026 until November 10, 2025, the date on which the 2015 EIP expired. Subsequent to this expiration, unit awards were issued under the 2025 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.

The following table summarizes non-vested restricted stock unit awards and performance unit awards as of December 31, 2025:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2025	348	$183.88
Granted[1]	172	168.58
Vested	(118)	188.51
Forfeited[2]	(34)	224.85
Outstanding December 31, 2025	368	$171.47	$67,180
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 172 unit awards granted in fiscal 2026, 121 were restricted stock unit awards and 51 were performance unit awards. The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards.
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
At December 31, 2025, there was $31,150 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.39 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Income	$124,668	$97,845	$268,655	$217,036
Common share information:
Weighted average shares outstanding for basic earnings per share	72,267	72,924	72,509	72,914
Dilutive effect of stock options, restricted stock units, and performance units	146	158	152	166
Weighted average shares outstanding for diluted earnings per share	72,413	73,082	72,661	73,080
Basic earnings per share	$1.73	$1.34	$3.71	$2.98
Diluted earnings per share	$1.72	$1.34	$3.70	$2.97
Per share information is based on the weighted average number of common shares outstanding for the fiscal three and six months ended December 31, 2025, and 2024. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 25 and 20 anti-dilutive restricted stock units or performance units excluded for the fiscal three and six months ended December 31, 2025, respectively, and nominal anti-dilutive stock options, restricted stock units, or performance units were excluded for the fiscal three and six months ended December 31, 2024.
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
Management has completed a preliminary purchase price allocation and assessment of the fair value of acquired assets and liabilities assumed. The recognized amounts of identifiable assets acquired, and liabilities assumed, based on their fair values as of September 30, 2025, are set forth below:

Current assets	$1,866
Identifiable intangible assets	18,800
Total liabilities assumed	(1,219)
Total identifiable net assets	19,447
Goodwill	22,943
Net assets acquired	$42,390
Measurement period adjustments were made during the second quarter of fiscal 2026, which resulted in an adjustment to the amount recorded for goodwill.
The goodwill of $22,943 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with the acquired operations of Victor, together with the value of Victor's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $22,943 is expected to be deductible for income tax purposes.
Identifiable intangible assets from this acquisition consist of customer relationships of $2,700, computer software of $15,300, and other intangible assets of $800. The amortization period for acquired customer relationships, computer software, and other intangible assets is over a term of 10 years.
The fair value of current assets acquired included accounts receivable of $1,866, none of which were expected to be uncollectible.
Costs incurred related to the acquisition of Victor were immaterial for the periods presented.

The accompanying condensed consolidated statements of income for the fiscal three and six months ended December 31, 2025, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three and six months ended December 31, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal six months ended December 31, 2025, the Company transferred a product from the Corporate and Other segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three and six months ended December 31, 2025, to reclassify related revenue and cost of revenue recognized for the fiscal three and six months ended December 31, 2024, from the Corporate and Other segment to the Complementary segment. Revenue reclassed for the fiscal three and six months ended December 31, 2024, was $3,229 and $6,472, respectively. Cost of revenue reclassed for the fiscal three and six months ended December 31, 2024, was $743 and $1,446, respectively.
Immaterial adjustments have been made between segments during the fiscal three and six months ended December 31, 2025, to reclassify revenue and cost of revenue that was recognized for the fiscal three and six months ended December 31, 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal three and six months ended December 31, 2024, from the Core segment to the Complementary segment, was $1,566 and $2,901, respectively. Cost of revenue reclassed for the fiscal three and six months ended December 31, 2024, from the Core segment to the Complementary segment, was $415 and $888, respectively.

	Three Months Ended
	December 31, 2025
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$174,875	$22,759	$132,252	$15,923	$345,809
Processing	11,225	209,216	49,456	3,628	273,525
Total Revenue	186,100	231,975	181,708	19,551	619,334

Cost of Revenue	74,930	120,044	69,265	86,750	350,989
Research and Development					42,228
Selling, General, and Administrative					66,969
Total Expenses					460,186

SEGMENT INCOME	$111,170	$111,931	$112,443	$(67,199)

OPERATING INCOME					159,148

INTEREST INCOME					5,045

INCOME BEFORE INCOME TAXES					$164,193

	Three Months Ended
	December 31, 2024
	Core	Payments	Complementary	Corporate and Other	Total
REVENUE
Services and Support	$161,553	$20,094	$122,369	$19,011	$323,027
Processing	10,054	194,742	43,363	2,662	250,821
Total Revenue	171,607	214,836	165,732	21,673	573,848

Cost of Revenue	70,324	114,738	64,542	83,246	332,850
Research and Development					41,095
Selling, General, and Administrative					76,901
Total Expenses					450,846

SEGMENT INCOME	$101,283	$100,098	$101,190	$(61,573)

OPERATING INCOME					123,002

INTEREST INCOME					4,379

INCOME BEFORE INCOME TAXES					$127,381

	Six Months Ended
	December 31, 2025
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$358,735	$48,500	$278,563	$36,861	$722,659
Processing	22,658	414,368	97,363	7,023	541,412
Total Revenue	381,393	462,868	375,926	43,884	1,264,071

Cost of Revenue	148,067	238,703	141,526	171,258	699,554
Research and Development					81,505
Selling, General, and Administrative					139,799
Total Expenses					920,858

SEGMENT INCOME	$233,326	$224,165	$234,400	$(127,374)

OPERATING INCOME					343,213

INTEREST INCOME					11,298

INCOME BEFORE INCOME TAXES					$354,511

	Six Months Ended
	December 31, 2024
	Core	Payments	Complementary	Corporate & Other	Total
REVENUE
Services and Support	$345,084	$42,837	$256,940	$34,845	$679,706
Processing	20,812	383,921	85,072	5,318	495,123
Total Revenue	365,896	426,758	342,012	40,163	1,174,829

Cost of Revenue	151,271	227,757	131,686	165,568	676,282
Research and Development					80,780
Selling, General, and Administrative					143,489
Total Expenses					900,551

SEGMENT INCOME	$214,625	$199,001	$210,326	$(125,405)

OPERATING INCOME					274,278

INTEREST INCOME					9,901

INCOME BEFORE INCOME TAXES					$284,179

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended December 31, 2025.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,200 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve approximately 7,400 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with up to $55 billion and above in assets, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
RESULTS OF OPERATIONS
For the second quarter of fiscal 2026, total revenue increased 7.9%, or $45,486, compared to the same quarter in fiscal 2025. Total revenue less deconversion revenue of $6,212 for the current fiscal quarter and less revenue related to a contractual change of $1,223 and deconversion revenue of $69 for the prior fiscal second quarter results in an increase of 6.7% quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting revenues within private and public cloud, Jack Henry digital and transaction revenues, card revenue, and faster payments products revenue.

Operating expenses increased 2.1%, or $9,340, for the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. Total operating expenses less the impact of the gain on sale of assets, net, of $3,032, deconversion operating expenses of $2,612, and operating expenses for the acquired company of $2,929 for the current fiscal quarter and less operating expenses related to a contractual change of $1,059 and deconversion operating expenses of $690 for the prior fiscal second quarter results in an increase of 1.9% quarter over quarter. This increase was primarily driven by increased direct costs and higher personnel costs tempered by lower than normal medical claims and partially offset by the decrease in travel and entertainment and meeting expenses, quarter over quarter, due to the timing of the Connect conference.
Operating income increased 29.4%, or $36,146, for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. Total operating income less the impact of the gain on sale of assets, net, of $3,032, deconversion operating income of $3,600, and an operating loss for the acquired company of $984 for the current fiscal quarter and less operating income related to a contractual change of $164 and deconversion operating loss of $622 for the prior fiscal second quarter results in an increase of 24.3%, quarter over quarter. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above tempered by our disciplined approach to controlling costs and lower than normal medical claims quarter over quarter.
The provision for income taxes increased 33.8%, or $9,989, for the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal quarter was 24.1% compared to 23.2% for the same quarter a year ago.
Net income increased 27.4%, or $26,823, for the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the impact of the gain on sale of assets, net, deconversion net income, and a net loss for the acquired company in the current fiscal quarter and the net income related to a contractual change and deconversion net loss in the prior fiscal second quarter. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the second quarter of fiscal 2026 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling costs and lower than normal medical claims, and the increased provision for income taxes.
For the fiscal six months ended December 31, 2025, total revenue increased 7.6%, or $89,242, compared to the same period in fiscal 2025. Total revenue less deconversion revenue of $14,838 and revenue for the acquired company of $1,945 for the current fiscal year period and deconversion revenue of $3,766 and revenue from a contractual change of $13,471 for the prior fiscal year period results in an increase of 7.7%, period over period. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting revenues within private and public cloud, card revenue, Jack Henry digital and transaction revenues, and faster payment products revenue.
Operating expenses increased 2.3%, or $20,307, for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Total operating expenses less deconversion operating expenses of $4,137, the impact of the gain on sale of assets, net, of $6,829, and operating expenses for the acquired company of $2,929 for the current fiscal year period and less deconversion operating expenses of $892 and operating expenses related to a contractual change of $11,501 for the prior fiscal year period results in an increase of 3.7%, period over period. This increase was primarily driven by increased personnel costs tempered by lower than normal medical claims and higher direct costs.
Operating income increased 25.1%, or $68,935, for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Removing from total operating income deconversion operating income of $10,701, the impact of the gain on sale of assets, net, of $6,829, and an operating loss for the acquired company of $984 for the current fiscal year period and deconversion operating income of $2,873 and operating income related to a contractual change of $1,970 for the prior fiscal year period results in an increase of 21.2%, period over period. This increase was primarily driven by organic revenue growth partially offset by increased operating expenses detailed above tempered by our disciplined approach to controlling costs and lower than normal medical claims.
The provision for income taxes increased 27.9%, or $18,713, for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal year period was 24.2% compared to 23.6% for the same period a year ago.

Net income increased 23.8%, or $51,619, for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. The total net income increase, period over period, was lower when adjusted for the impact of the gain on sale of assets, net, deconversion net income, and a net loss for the acquired company in the current fiscal year period and the net income related to a contractual change and deconversion net income in the prior fiscal year period. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the six months ended December 31, 2025, partially offset by commensurate higher operating expenses detailed above, tempered by our disciplined approach to controlling costs and lower than normal medical claims, and the increased provision for income taxes.
As we move into the third quarter of fiscal 2026 – our 50th year in business – we are excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our shareholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. Our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued industry-leading revenue growth with strong margin expansion, benefiting our associates, clients, and shareholders.
A detailed discussion of the major components of the results of operations for the fiscal three and six months ended December 31, 2025, follows.
Discussions compare the current fiscal year's three and six months ended December 31, 2025, to the prior fiscal year's three and six months ended December 31, 2024.
REVENUE

Services and Support	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Services and Support	$345,809	$323,027	7.1%	$722,659	$679,706	6.3%
Percentage of total revenue	56%	56%		57%	58%
Services and support revenue increased 7.1% for the second quarter of fiscal 2026 compared to the same quarter a year ago. Total services and support revenue less deconversion revenue of $6,212 for the current fiscal quarter and less revenue related to a contractual change of $1,223 and deconversion revenue of $69 for the prior fiscal second quarter, results in growth of 5.6% quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand.
Services and support revenue increased 6.3% for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Reducing services and support revenue for deconversion revenue from each period, which was $14,838 for the current fiscal year period and $3,766 for the prior fiscal year period and reducing services and support revenue for a contractual change of $13,471 for the prior fiscal year period, results in growth of 6.8% period over period. This increase was primarily driven by growth in data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand as well as higher consulting and work order revenues.

Processing	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Processing	$273,525	$250,821	9.1%	$541,412	$495,123	9.3%
Percentage of total revenue	44%	44%		43%	42%
Processing revenue increased 9.1% for the second quarter of fiscal 2026 compared to the same quarter last fiscal year. Reducing processing revenue for processing revenue for the acquired company of $1,945 for the current fiscal quarter, results in growth of 8.3% quarter over quarter. This increase was primarily driven by improvement in Jack Henry digital and transaction revenues from a higher number of active users and the ramping up of add-on products, growth in card revenue from monthly service and risk management fees, and higher faster payments products revenue from expanding active users and new clients.

Processing revenue increased 9.3% for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Reducing processing revenue for processing revenue for the acquired company of $1,945 for the current fiscal year period, results in growth of 9.0% period over period. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital and transaction revenues from a higher number of active users and expanding volumes and the ramping up of add-on products, and higher faster payments products revenue from expanding volumes and new clients.
OPERATING EXPENSES

Cost of Revenue	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Cost of Revenue	$350,989	$332,850	5.4%	$699,554	$676,282	3.4%
Percentage of total revenue	57%	58%		55%	58%
Cost of revenue for the second quarter of fiscal 2026 increased 5.4% over the prior fiscal second quarter. Total cost of revenue less deconversion costs of $1,128 and cost of revenue for the acquired company of $2,503 for the current fiscal quarter and less deconversion costs of $240 and costs related to a contractual change of $1,059 for the prior fiscal second quarter, results in a 4.8% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, higher personnel costs tempered by lower than normal medical claims, as well as increased amortization of intangible assets. Cost of revenue decreased 1% as a percentage of total revenue compared to the prior fiscal second quarter.
Cost of revenue for the fiscal six months ended December 31, 2025, increased 3.4% compared to the same period in fiscal 2025. Reducing cost of revenue for deconversion costs of $2,032 and cost of revenue for the acquired company of $2,503 for the current fiscal year period and deconversion costs of $355 and costs related to a contractual change of $11,501 for the prior fiscal year period, results in a 4.6% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, increased personnel costs tempered by lower than normal medical claims, as well as higher amortization of intangible assets. Cost of revenue decreased 3% as a percentage of total revenue compared to the prior fiscal year period.

Research and Development	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Research and Development	$42,228	$41,095	2.8%	$81,505	$80,780	0.9%
Percentage of total revenue	7%	7%		6%	7%
Research and development expense increased 2.8% for the second quarter of fiscal 2026 compared to the prior fiscal second quarter. Research and development expense increased 0.9% for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Research and development expense remained consistent as a percentage of total revenue compared to the prior fiscal second quarter and decreased 1% as a percentage of total revenue compared to the prior fiscal year period.

Selling, General, and Administrative	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Selling, General, and Administrative	$66,969	$76,901	(12.9)%	$139,799	$143,489	(2.6)%
Percentage of total revenue	11%	13%		11%	12%
Selling, general, and administrative expense decreased 12.9% in the second quarter of fiscal 2026 compared to the same quarter in the prior fiscal year. Total selling, general, and administrative expense less the gain on sale of assets, net, of $3,032, deconversion costs of $1,484, and costs for the acquired company of $54 for the current fiscal quarter and deconversion costs of $451 for the prior fiscal second quarter results in a 10.4% decrease quarter over quarter. This decrease was primarily due to the decrease in travel and entertainment and meeting expenses compared to the same quarter last year due to the timing of the Connect conference. Selling, general, and administrative expense decreased 2% as a percentage of total revenue compared to the prior fiscal second quarter.

Selling, general, and administrative expense decreased 2.6% in the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025. Reducing selling, general, and administrative expense for deconversion costs from each period, which were $2,105 for the current fiscal year period and $538 for the prior fiscal year period, and for the impact of the gain on sale of assets, net, of $6,829 and costs for the acquired company of $54 in the current fiscal year period, results in a 1.1% increase period over period. This increase was primarily due to higher personnel costs including increased compensation costs due to modest headcount increases in the trailing twelve months that were tempered by lower than normal medical claims. Selling, general, and administrative expense decreased 1% as a percentage of total revenue compared to the prior fiscal year period.

INTEREST INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Interest Income	$6,187	$7,159	(13.6)%	$13,326	$15,506	(14.1)%
Interest Expense	$(1,142)	$(2,780)	(58.9)%	$(2,028)	$(5,605)	(63.8)%
Interest income and interest expense decreased due to lower interest-earning and credit line balances, respectively, for the fiscal three and six months ended December 31, 2025, compared to the fiscal three and six months ended December 31, 2024.

PROVISION FOR INCOME TAXES	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Provision for Income Taxes	$39,525	$29,536	33.8%	$85,856	$67,143	27.9%
Effective Rate	24.1%	23.2%		24.2%	23.6%
The provision for income taxes increased 33.8% for the second quarter of fiscal 2026, compared to the second quarter of fiscal 2025. The effective tax rate for the current fiscal quarter was 24.1% compared to 23.2% for the same quarter a year ago. The provision for income taxes increased 27.9% for the six months ended December 31, 2025, compared to the same period a year ago. The effective tax rate for the current fiscal year-to-date period was 24.2% compared to 23.6% for the same period a year ago.

NET INCOME	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Net income	$124,668	$97,845	27.4%	$268,655	$217,036	23.8%
Diluted earnings per share	$1.72	$1.34	28.6%	$3.70	$2.97	24.5%
Net income increased 27.4% to $124,668, or $1.72 per diluted share, for the second quarter of fiscal 2026 compared to $97,845, or $1.34 per diluted share, in the same quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the impact of the gain on sale of assets, net, deconversion net income, and a net loss for the acquired company in the current fiscal quarter and the net income related to a contractual change and deconversion net loss in the prior fiscal second quarter. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the second quarter of fiscal 2026 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling costs and lower than normal medical claims, as well as the increased provision for income taxes.
Net income increased 23.8% to $268,655, or $3.70 per diluted share, for the fiscal six months ended December 31, 2025, compared to $217,036, or $2.97 per diluted share, in the same period of fiscal 2025. The total net income increase, period over period, was lower when adjusted for the impact of the gain on sale of assets, net, deconversion net income, and a net loss for the acquired company in the current fiscal year period and the net income related to a contractual change and deconversion net income in the prior fiscal year period. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the six months ended December 31, 2025, partially offset by commensurate higher operating expenses detailed above, tempered by our disciplined approach to controlling costs and lower than normal medical claims, as well as the increased provision for income taxes.

REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/AML and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate and Other segment includes revenue and costs from hardware and other products not attributed to any of the other three segments, as well as operating expenses not directly attributable to the other three segments.
The Company's Chief Executive Officer, who is also the Company's CODM, regularly evaluated segment performance and made strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three and six months ended December 31, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal six months ended December 31, 2025, the Company transferred a product from the Corporate and Other segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three and six months ended December 31, 2025, to reclassify related revenue and cost of revenue recognized for the fiscal three and six months ended December 31, 2024, from the Corporate and Other segment to the Complementary segment. Revenue reclassed for the fiscal three and six months ended December 31, 2024, was $3,229 and $6,472, respectively. Cost of revenue reclassed for the fiscal three and six months ended December 31, 2024, was $743 and $1,446, respectively.
Immaterial adjustments have been made between segments during the fiscal three and six months ended December 31, 2025, to reclassify revenue and cost of revenue that was recognized for the fiscal three and six months ended December 31, 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal three and six months ended December 31, 2024, from the Core segment to the Complementary segment, was $1,566 and $2,901, respectively. Cost of revenue reclassed for the fiscal three and six months ended December 31, 2024, from the Core segment to the Complementary segment, was $415 and $888, respectively.

Core	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Revenue	$186,100	$171,607	8.4%	$381,393	$365,896	4.2%
Cost of Revenue	$74,930	$70,324	6.5%	$148,067	$151,271	(2.1)%
Revenue in the Core segment increased 8.4% and cost of revenue increased 6.5% for the fiscal three months ended December 31, 2025, compared to the fiscal three months ended December 31, 2024. Core revenue less deconversion revenue of $3,050 for the fiscal three months ended December 31, 2025, and less revenue related to a contractual change of $1,223 and deconversion revenue of $(20) for the fiscal three months ended December 31, 2024, results in a 7.4% increase quarter over quarter. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting revenues within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand. Core cost of revenue less deconversion costs of $703 for the fiscal three months ended December 31, 2025, and less costs related to a contractual change of $1,059 and deconversion costs of $88 for the fiscal three months ended December 31, 2024, results in a 7.3% increase quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 1% as a percentage of Core revenue for the second quarter of fiscal 2026 compared to the same quarter in fiscal 2025.

Revenue in the Core segment increased 4.2% and cost of revenue decreased 2.1% for the fiscal six months ended December 31, 2025, compared to the fiscal six months ended December 31, 2024. Reducing Core revenue for deconversion revenue of $6,269 for the fiscal six months ended December 31, 2025, and deconversion revenue of $1,267 and contractual revenue of $13,471 for the fiscal six months ended December 31, 2024, results in a 6.8% increase period over period. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand. Reducing Core cost of revenue for deconversion costs of $1,146 for the fiscal six months ended December 31, 2025, and deconversion costs of $125 and contractual change costs of $11,501 for the fiscal six months ended December 31, 2024, results in a 5.2% increase period over period. This increase was primarily due to higher direct costs generally consistent with increases in related lines of revenue. Core cost of revenue decreased 2% as a percentage of Core revenue for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025.

Payments	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Revenue	$231,975	$214,836	8.0%	$462,868	$426,758	8.5%
Cost of Revenue	$120,044	$114,738	4.6%	$238,703	$227,757	4.8%
Revenue in the Payments segment increased 8.0% and cost of revenue increased 4.6% for the second quarter of fiscal 2026 compared to the same quarter last fiscal year. Payments revenue less deconversion revenue of $1,397 and Payments revenue for the acquired company of $1,945 for the second quarter of fiscal 2026 and deconversion revenue of $34 for the second quarter of fiscal 2025, results in a 6.4% increase quarter over quarter. This increase was primarily due to higher card revenue from an increase in volume and higher faster payments products revenue from expanding active users and new clients. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Deconversion and one-time costs did not significantly affect Payments cost of revenue quarter over quarter. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the second quarter of fiscal 2026 compared to the same quarter in fiscal 2025.
Revenue in the Payments segment increased 8.5% and cost of revenue increased 4.8% for the fiscal six months ended December 31, 2025, compared to the same period of the prior fiscal year. Reducing Payments revenue for deconversion revenue of $4,880 and Payments revenue for the acquired company of $1,945 for the fiscal six months ended December 31, 2025, and deconversion revenue of $1,948 for the fiscal six months ended December 31, 2024, results in a 7.4% increase period over period. This increase was primarily due to higher card revenue from an increase in volumes, higher faster payments products revenue from an increase in volumes and new clients. Reducing Payments cost of revenue for deconversion costs of $289 and Payments cost of revenue for the acquired company of $2,409 for the fiscal six months ended December 31, 2025, and deconversion costs of $70 for the fiscal six months ended December 31, 2024, results in a 3.7% increase period over period. The Payments cost of revenue increase was primarily due to higher direct costs generally consistent with increases in lines of revenue. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025.

Complementary	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Revenue	$181,708	$165,732	9.6%	$375,926	$342,012	9.9%
Cost of Revenue	$69,265	$64,542	7.3%	$141,526	$131,686	7.5%

Revenue in the Complementary segment increased 9.6% and cost of revenue increased 7.3% for the second quarter of fiscal 2026 compared to the same quarter last fiscal year. Complementary revenue less deconversion revenue in both quarters, which totaled $1,702 for the second quarter of fiscal 2026 and $60 for the second quarter of fiscal 2025, results in an 8.7% increase quarter over quarter. This increase was primarily driven by organic growth in hosting revenue as new and existing clients continue to migrate to our private cloud and processing volumes expanded and Jack Henry digital and transaction revenue from a higher number of active users and the ramping up of add-on products. Complementary cost of revenue less deconversion costs in both quarters, which totaled $288 for the second quarter of fiscal 2026 and $99 for the second quarter of fiscal 2025, results in a 7.0% increase quarter over quarter. This increase was primarily driven by higher direct costs generally consistent with increases in related lines of revenue and increased amortization of intangibles. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the second quarter of fiscal 2026 compared to the same quarter in fiscal 2025.
Revenue in the Complementary segment increased 9.9% and cost of revenue increased 7.5% for the fiscal six months ended December 31, 2025, compared to the equivalent period of the prior fiscal year. Reducing Complementary revenue for deconversion revenue in both periods, which totaled $3,578 for the fiscal six months ended December 31, 2025, and $533 for the fiscal six months ended December 31, 2024, results in a 9.0% increase period over period. This increase was primarily driven by organic growth in increased Jack Henry digital and transaction revenue as the number of active users increased and volumes expanded and from the ramping up of add-on products and hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded. Reducing Complementary cost of revenue for deconversion costs in both periods, which totaled $596 for the fiscal six months ended December 31, 2025, and $159 for the fiscal six months ended December 31, 2024, results in a 7.1% increase period over period. This increase was primarily driven by higher direct costs generally consistent with increases in related lines of revenue and increased amortization of capitalized software from capital software development projects. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the fiscal six months ended December 31, 2025, compared to the same period in fiscal 2025.

Corporate and Other	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2025	2024		2025	2024
Revenue	$19,551	$21,673	(9.8)%	$43,884	$40,163	9.3%
Cost of Revenue	$86,750	$83,246	4.2%	$171,258	$165,568	3.4%
Revenue classified in the Corporate and Other segment includes revenues from other products and services and hardware not specifically attributed to the other three segments. Revenue in the Corporate and Other segment decreased 9.8% for the second quarter of fiscal 2026 compared to the same quarter last fiscal year. Corporate and Other revenue less deconversion revenue in both quarters, which totaled $63 for the second quarter of fiscal 2026 and $(5) for the second quarter of fiscal 2025, results in a 10.1% decrease quarter over quarter. This decrease was primarily due to the decrease in user group revenue related to the timing of our Connect conference quarter over quarter. Cost of revenue for the Corporate and Other segment includes operating expenses not directly attributable to the other three segments. The Corporate and Other cost of revenue in the second quarter of fiscal 2026 increased 4.2% when compared to the prior fiscal year quarter. Corporate and Other cost of revenue less Corporate and Other cost of revenue for the acquired company of $94 for the second quarter of fiscal 2026 results in a 4.1% increase quarter over quarter. This increase was primarily due to higher licenses and fees and a loss on sale of assets, net, quarter over quarter.
Revenue in the Corporate and Other segment increased 9.3% for the fiscal six months ended December 31, 2025, compared to the same period last fiscal year. Corporate and Other revenue less deconversion revenue in both quarters, which totaled $111 for the second quarter of fiscal 2026 and $18 for the second quarter of fiscal 2025, results in a 9.0% increase period over period. The Corporate and Other revenue increase was primarily due to software usage and subscription revenue and digital revenue, period over period. The Corporate and Other cost of revenue in the fiscal six months ended December 31, 2025, increased 3.4% when compared to the prior fiscal year period. This increase was primarily due to higher cloud consumption costs, increased internal licenses and fees, and a loss on sale of assets, net, period over period. Deconversion and non-recurring costs did not significantly affect the Corporate and Other cost of revenue comparison.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $28,216 at December 31, 2025, from $101,953 at June 30, 2025.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Six Months Ended
	December 31,
	2025	2024
Net income	$268,655	$217,036
Non-cash expenses	184,197	109,038
Change in receivables	21,385	49,811
Change in deferred revenues	(92,379)	(119,463)
Change in other assets and liabilities*	(108,604)	(49,879)
Net cash provided by operating activities	$273,254	$206,543
*For the fiscal six months ended December 31, 2025, the change in other assets and liabilities includes the change in prepaid expenses, deferred costs and other of $(56,056), the change in accrued expenses of $(34,863), and the change in income taxes of $(9,345). For the fiscal six months ended December 31, 2024, the change in other assets and liabilities includes the change in prepaid expenses, deferred costs and other of $(34,384) and the change in accrued expenses of $(19,450), partially offset by the change in income taxes of $9,538.
Cash provided by operating activities for the first six months of fiscal 2026 increased 32% compared to the same period last year primarily due to the change in deferred income taxes period over period. Cash from operations is primarily used to repay debt, to pay dividends, to repurchase stock, for capital expenditures, and for acquisitions.
Cash used in investing activities for the first six months of fiscal 2026 totaled $155,806 and included: $92,484 for the ongoing enhancement and development of existing and new product and service offerings; $42,390 for an acquisition; capital expenditures for facilities and equipment of $30,096; the purchase of investments of $13,500, and $2,908 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $24,572 and proceeds from investments of $1,000. Cash used in investing activities for the first six months of fiscal 2025 totaled $119,800 and included: $85,803 for the development of software; $29,469 for capital expenditures; $3,528 for the purchase and development of internal use software; and $2,000 for the purchase of investments. Cash uses were partially offset by proceeds from investments of $1,000.
Financing activities used cash of $191,185 for the first six months of fiscal 2026 and included: $125,237 for the purchase of treasury stock; repayments on credit facilities of $105,000; dividends paid to stockholders of $83,979; and $1,969 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $125,000. Financing activities used cash of $99,374 in the first six months of fiscal 2025 and included: $165,000 for the repayments on credit facilities; $80,193 for the payment of dividends; $17,050 for the purchase of treasury stock; and $2,131 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $165,000.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $30,096 and $29,469 for the fiscal six months ended December 31, 2025, and December 31, 2024, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2026 are expected to be between approximately $80,000 and $90,000 and have been or will be funded from our credit facilities and cash generated by operations.
On September 30, 2025, the Company acquired substantially all the assets of Victor for $42,390 paid in cash. The primary reason for the acquisition was to expand the Company's capabilities in the Payments-as-a-Service market. Victor is a cloud-native, API-first provider of direct-to-core embedded payments solutions.
On December 23, 2025, the Company signed a contract addendum with a cloud services provider for $450,000 in contractual purchase obligations for the period of December 30, 2025, through June 30, 2033. This commitment replaced $182,000 of the total contractual purchase obligations that were reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2025.

The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At December 31, 2025, there were 32,375 shares in treasury stock and the Company had the remaining authority to repurchase up to 2,616 additional shares. The total cost of treasury stock at December 31, 2025, was $2,020,461. During the first six months of fiscal 2026, the Company repurchased 795 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first six months of fiscal 2025, the Company repurchased over 99 shares.
Credit facilities
On August 31, 2022, the Company entered into a five-year senior, unsecured amended and restated credit agreement. The credit agreement allows for borrowings of up to $600,000, which may be increased to $1,000,000 by the Company at any time until maturity. The credit agreement bears interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of December 31, 2025, the Company was in compliance with all such covenants. The credit facility terminates August 31, 2027. There was $20,000 and $0 outstanding under the credit facility at December 31, 2025 and June 30, 2025, respectively.
Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provided for funding of up to $50,000 and bore interest at the prime rate less 2.0%. The note did not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at December 31, 2025, or June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at December 31, 2025.
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
We had $20,000 outstanding debt with variable interest rates as of December 31, 2025, and a 1% increase in our borrowing rate would increase our annual interest expense by $200.

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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2025, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended December 31, 2025:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - October 31, 2025	251,493	$150.39	251,493	2,770,133
November 1 - November 30, 2025	154,617	163.75	154,617	2,615,516
December 1 - December 31, 2025	—	—	—	2,615,516
Total	406,110	$155.48	406,110	2,615,516
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 32,375,100 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.
ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the fiscal three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

10.81    2025 Equity Incentive Plan attached as Exhibit 10.81 to the Company’s Current Report on Form 8-K filed November 14, 2025.

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

101.DEF*    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*    XBRL Taxonomy Extension Label Linkbase Document

101.PRE*    XBRL Taxonomy Extension Presentation Linkbase Document

104*    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at December 31, 2025, and June 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2025, and 2024, (iii) the Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended December 31, 2025, and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025, and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	February 6, 2026	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	February 6, 2026	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer