Form 10-Q
period 2026-03-31
JACK HENRY & ASSOCIATES INC
filed 2026-05-07
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
As of April 24, 2026, the Registrant had 71,050,780 shares of Common Stock outstanding ($0.01 par value).

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	March 31, 2026	June 30, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,573	$101,953
Receivables, net	282,463	317,977
Income tax receivable	3,532	—
Prepaid expenses and other	201,321	180,151
Deferred costs	81,218	75,777
Assets held for sale	5,732	5,606
Total current assets	594,839	681,464
PROPERTY AND EQUIPMENT, net	214,005	220,964
OTHER ASSETS:
Non-current deferred costs	218,507	207,861
Computer software, net of amortization	651,709	617,029
Other non-current assets	480,758	443,624
Customer relationships, net of amortization	44,453	48,440
Other intangible assets, net of amortization	18,546	19,791
Goodwill	827,740	804,797
Total other assets	2,241,713	2,141,542
Total assets	$3,050,557	$3,043,970
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,923	$28,186
Accrued expenses	192,210	207,434
Accrued income taxes	—	9,679
Deferred revenues	128,999	290,485
Total current liabilities	341,132	535,784
LONG-TERM LIABILITIES:
Non-current deferred revenues	79,743	72,889
Deferred income tax liability	340,373	240,026
Debt	90,000	—
Other long-term liabilities	64,498	64,439
Total long-term liabilities	574,614	377,354
Total liabilities	915,746	913,138
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,569,731 shares issued at March 31, 2026; 104,415,989 shares issued at June 30, 2025	1,046	1,044
Additional paid-in capital	676,517	652,218
Retained earnings	3,636,886	3,372,794
Less treasury stock at cost 33,360,668 shares at March 31, 2026; 31,579,598 shares at June 30, 2025	(2,179,638)	(1,895,224)
Total stockholders' equity	2,134,811	2,130,832
Total liabilities and equity	$3,050,557	$3,043,970

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

REVENUE	$636,245	$585,087	$1,900,316	$1,759,916

EXPENSES
Cost of Revenue	363,922	340,586	1,063,476	1,016,868
Research and Development	45,110	39,411	126,615	120,192
Selling, General, and Administrative	72,166	66,350	211,965	209,839
Total Expenses	481,198	446,347	1,402,056	1,346,899

OPERATING INCOME	155,047	138,740	498,260	413,017

INTEREST INCOME
Interest Income	4,869	5,899	18,194	21,406
Interest Expense	(1,375)	(2,731)	(3,402)	(8,336)
Total Interest Income	3,494	3,168	14,792	13,070

INCOME BEFORE INCOME TAXES	158,541	141,908	513,052	426,087

PROVISION FOR INCOME TAXES	35,647	30,800	121,503	97,943

NET INCOME	$122,894	$111,108	$391,549	$328,144

Basic earnings per share	$1.71	$1.53	$5.42	$4.50
Basic weighted average shares outstanding	71,767	72,851	72,262	72,893

Diluted earnings per share	$1.71	$1.52	$5.41	$4.49
Diluted weighted average shares outstanding	71,978	73,013	72,433	73,058

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
PREFERRED SHARES:	—	—	—	—

COMMON SHARES:
Shares, beginning of period	104,541,919	104,370,424	104,415,989	104,245,089
Shares issued for equity-based payment arrangements	1,778	1,052	87,469	90,267
Shares issued for Employee Stock Purchase Plan	26,034	23,333	66,273	59,453
Shares, end of period	104,569,731	104,394,809	104,569,731	104,394,809

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,045	$1,044	$1,044	$1,042
Shares issued for equity-based payment arrangements	—	—	1	1
Shares issued for Employee Stock Purchase Plan	1	—	1	1
Balance, end of period	$1,046	$1,044	$1,046	$1,044

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$665,004	$633,211	$652,218	$619,805
Shares issued for equity-based payment arrangements	—	—	(1)	(1)
Tax withholding related to share-based compensation	(144)	(319)	(7,131)	(7,660)
Shares issued for Employee Stock Purchase Plan	3,461	3,477	8,480	8,686
Stock-based compensation expense	8,196	6,873	22,951	22,412
Balance, end of period	$676,517	$643,242	$676,517	$643,242

RETAINED EARNINGS:
Balance, beginning of period	$3,557,470	$3,218,533	$3,372,794	$3,081,690
Net income	122,894	111,108	391,549	328,144
Dividends	(43,478)	(42,271)	(127,457)	(122,464)
Balance, end of period	$3,636,886	$3,287,370	$3,636,886	$3,287,370

TREASURY STOCK:
Balance, beginning of period	$(2,020,461)	$(1,877,223)	$(1,895,224)	$(1,860,173)
Purchase of treasury shares	(159,177)	(18,002)	(284,414)	(35,052)
Balance, end of period	$(2,179,638)	$(1,895,225)	$(2,179,638)	$(1,895,225)

TOTAL STOCKHOLDERS' EQUITY	$2,134,811	$2,036,431	$2,134,811	$2,036,431

Dividends declared per share	$0.61	$0.58	$1.77	$1.68

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Nine Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$391,549	$328,144
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	31,238	33,125
Amortization	127,462	120,136
Change in deferred income taxes	100,347	(12,765)
Expense for stock-based compensation	22,951	22,412
Gain on disposal of assets	(1,439)	(1)
Changes in operating assets and liabilities:
Change in receivables	37,379	50,871
Change in prepaid expenses, deferred costs and other	(61,680)	(42,989)
Change in accounts payable	(6,370)	(9,541)
Change in accrued expenses	(19,137)	(23,436)
Change in income taxes	(8,383)	15,540
Change in deferred revenues	(154,631)	(167,104)
Net cash from operating activities	459,286	314,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions	(42,390)	—
Capital expenditures	(46,616)	(41,186)
Proceeds from sale of assets	24,572	—
Purchased software	(2,998)	(3,833)
Computer software developed	(140,003)	(130,298)
Proceeds from investments	1,000	1,000
Purchase of investments	(13,710)	(2,000)
Net cash from investing activities	(220,145)	(176,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	360,000	255,000
Repayments on credit facilities	(270,000)	(235,000)
Purchase of treasury stock	(284,414)	(35,052)
Dividends paid	(127,457)	(122,464)
Proceeds from stock issued for equity-based payment arrangements	1	2
Tax withholding payments related to share-based compensation	(7,131)	(7,661)
Proceeds from sale of common stock	8,480	8,686
Net cash from financing activities	(320,521)	(136,489)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(81,380)	$1,586
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,953	$38,284
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,573	$39,870

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
Comprehensive Income
Comprehensive income for the fiscal three and nine months ended March 31, 2026, and 2025, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal three and nine months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Allowance for credit losses - beginning balance	$6,489	$6,872	$6,659	$7,477
Current provision for expected credit losses	480	680	1,440	1,640
Write-offs charged against allowance	(576)	(992)	(1,706)	(2,486)
Other	—	—	—	(71)
Allowance for credit losses - ending balance	$6,393	$6,560	$6,393	$6,560
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at March 31, 2026, totaled $469,243 and at June 30, 2025, totaled $499,928.
During the fiscal three months ended March 31, 2026, the Company received an offer to purchase one of its facilities and management has committed to a plan to sell the facility. At March 31, 2026, the facility included assets with a carrying value of approximately $5,732. The Company expects to record a gain on the sale of this asset. At June 30, 2025, held for sale assets included two aircraft and related equipment with a carrying value of approximately $5,606. The sales of these assets were completed during the fiscal nine months ended March 31, 2026, which resulted in a gain of $6,829. Total assets held for sale by the Company at March 31, 2026, and June 30, 2025, were $5,732 and $5,606, respectively, and were included in assets held for sale on the Company's condensed consolidated balance sheets and were not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,528,284 and $1,436,825 at March 31, 2026, and June 30, 2025, respectively.

Purchase of Investments
At March 31, 2026, and June 30, 2025, the Company had $33,460 and $25,750 in non-current investments, respectively. These investments were recorded at cost and are included within other non-current assets on the Company's condensed consolidated balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2026, there were 33,361 shares in treasury stock and the Company had the remaining authority to repurchase up to 1,630 additional shares. The total cost of treasury stock at March 31, 2026, was $2,179,638. During the first nine months of fiscal 2026, the Company repurchased 1,781 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first nine months of fiscal 2025, the Company repurchased 207 shares.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of March 31, 2026, the results of its operations for the fiscal three and nine months ended March 31, 2026 and 2025, changes in stockholders' equity for the fiscal three and nine months ended March 31, 2026 and 2025, and its cash flows for the fiscal nine months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at June 30, 2025, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the fiscal three and nine months ended March 31, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2025. For the fiscal three and nine months ended March 31, 2026, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2025, that are of significance, or potential significance, to the Company.
NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended June 30, 2025, with retrospective application of the additional segment information for the fiscal years ended June 30, 2024, and 2023. Additional information regarding the Company's reportable segments, including the application of this ASU for the fiscal three and nine months ended March 31, 2026, and 2025, is included in Note 11 to the condensed consolidated financial statements.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Private and Public Cloud	$210,489	$193,244	$608,814	$562,643
Product Delivery and Services	78,407	58,287	218,270	172,228
On-Premise Support	76,253	79,261	260,724	275,627
Services and Support	365,149	330,792	1,087,808	1,010,498

Processing	271,096	254,295	812,508	749,418

Total Revenue	$636,245	$585,087	$1,900,316	$1,759,916
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	March 31, 2026	June 30, 2025
Receivables, net	$282,463	$317,977
Contract Assets - Current	37,313	36,221
Contract Assets - Non-current	128,154	121,675
Contract Liabilities (Deferred Revenue) - Current	128,999	290,485
Contract Liabilities (Deferred Revenue) - Non-current	79,743	72,889
Contracts with our clients often include upfront incentive payments or credits provided to clients at or near the inception of an arrangement. These amounts are accounted for as a reduction to the transaction price and are recognized as a reduction to revenue over the term of the related agreement as the services are delivered. They are included in contract assets, the current portion is reported within prepaid expenses and other in the condensed consolidated balance sheets, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from clients in advance of delivery of the related goods and services to the client. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
For the fiscal three months ended March 31, 2026, and 2025, the Company recognized revenue of $85,503 and $81,810, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods. For the fiscal nine months ended March 31, 2026, and 2025, the Company recognized revenue of $196,864 and $207,657, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2026, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $8,032,713. The Company expects to recognize approximately 23% over the next 12 months, 19% in 13-24 months, and the balance thereafter.

Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized costs to obtain contracts with clients are included within prepaid expenses and other (current portion) and other non-current assets (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs to fulfill contracts with clients are included within deferred costs (current portion) and non-current deferred costs (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized costs as of March 31, 2026, and June 30, 2025, were as follows:

	March 31, 2026	June 30, 2025
Capitalized costs to obtain contracts with clients[1]	$281,635	$267,726
Capitalized costs to fulfill contracts with clients	292,560	273,988
1 Includes current and non-current capitalized costs of $75,584 and $206,051 at March 31, 2026, respectively, and $82,441 and $185,285 at June 30, 2025, respectively.
For the fiscal three months ended March 31, 2026, and 2025, amortization of deferred contract costs totaled $49,459 and $46,188, respectively. For the fiscal nine months ended March 31, 2026, and 2025, amortization of deferred contract costs totaled $143,447 and $144,734, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.
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
Fair values of financial assets and liabilities are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
March 31, 2026
Financial Assets:
Certificates of Deposit	$—	$9,677	$—	$9,677
Financial Liabilities:
Credit facilities	$—	$90,000	$—	$90,000
June 30, 2025
Financial Assets:
Certificates of Deposit	$—	$4,620	$—	$4,620
Financial Liabilities:
Credit facilities	$—	$—	$—	$—

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
The Company leases certain office space, data centers, and equipment with remaining terms of 9 months to 7 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. Variable lease costs are recognized as a variable lease expense when incurred.
At March 31, 2026, and June 30, 2025, the Company had operating lease assets of $40,468 and $44,761, respectively. At March 31, 2026, total operating lease liabilities of $46,587 were comprised of current operating lease liabilities of $9,566 and noncurrent operating lease liabilities of $37,021. At June 30, 2025, total operating lease liabilities of $51,187 were comprised of current operating lease liabilities of $9,397 and noncurrent operating lease liabilities of $41,790.
Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $48,349 and $41,229 as of March 31, 2026, and June 30, 2025, respectively.
Operating lease costs for the fiscal three months ended March 31, 2026, and 2025, were $2,809 and $2,857, respectively. Total operating lease costs for the respective quarters included variable lease costs of $840 and $692, respectively. Operating lease costs for the fiscal nine months ended March 31, 2026, and 2025, were $8,372 and $8,649, respectively. Total operating lease costs for the respective fiscal year-to-date periods included variable lease costs of $2,986 and $2,175, respectively. Operating lease expense is included within cost of revenue, research and development, and selling, general, and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the fiscal nine months ended March 31, 2026, and 2025, the Company had operating cash flows for payments on operating leases of $8,614 and $7,909, and ROU assets obtained in exchange for operating lease liabilities of $2,732 and $7, respectively.
As of March 31, 2026, and June 30, 2025, the weighted-average remaining lease term for the Company's operating leases was 61 months and 69 months, respectively, and the weighted-average discount rate was 2.77% and 2.71%, respectively.

Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2026:

Due Dates (fiscal year)	Future Minimum Rental Payments

2026 (remaining period)	$2,710
2027	11,092
2028	10,828
2029	8,255
2030	7,006
Thereafter	11,289
Total lease payments	$51,180
Less: interest	(4,593)
Present value of lease liabilities	$46,587
Future lease payments include $5,464 related to options to extend lease terms that are reasonably certain of being exercised. At March 31, 2026, there were $6,557 in legally binding lease payments for leases signed but not yet commenced.
The Company may sublease its facilities from time to time to third parties. Sublease income is recognized on a straight-line basis over the lease term and is included within revenue on the Company's condensed consolidated statements of income. Sublease income was immaterial for the fiscal three and nine months ended March 31, 2026, and 2025, and the Company expects sublease income to remain immaterial in future periods.
NOTE 6.    DEBT
Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $90,000 outstanding under the credit facility at March 31, 2026.
The credit agreement described above replaced a prior five-year senior, unsecured amended and restated credit agreement that was entered into on August 31, 2022. The prior credit agreement allowed for borrowings of up to $600,000, which could be increased to $1,000,000 by the Company at any time until maturity. The prior credit agreement bore interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The prior credit agreement was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the prior credit agreement. The prior credit agreement's termination date was August 31, 2027. There was no balance outstanding under the prior credit facility at June 30, 2025.

Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provided for funding of up to $50,000 and bore interest at the prime rate less 2.0%. The note did not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at March 31, 2026.
Interest
The Company paid interest of $3,166 and $7,525 during the fiscal nine months ended March 31, 2026, and 2025, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate increased for the fiscal three months ended March 31, 2026, compared to the fiscal three months ended March 31, 2025, with an effective tax rate of 22.5% of income before income taxes, compared to 21.7% in the prior fiscal year quarter. The increase in the Company's effective tax rate was primarily due to tax benefits from the purchase of investment tax credits during the prior fiscal year, combined with growth in current year operating income, which diluted the relative impact of tax benefits that were relatively consistent year over year.
For the fiscal nine months ended March 31, 2026, the effective tax rate increased compared to the fiscal nine months ended March 31, 2025, with an effective tax rate of 23.7% of income before income taxes, compared to 23.0% for the same period last fiscal year. The increase in the effective tax rate for the fiscal nine months ended March 31, 2026, was primarily due to differences in the tax impacts of stock-based compensation between the two periods, tax benefits from the purchase of investment tax credits during the prior fiscal year, and growth in current year operating income, which diluted the relative impact of tax benefits that were relatively consistent year over year.
The Company paid income taxes, net of refunds, of $28,867 and $94,553 in the fiscal nine months ended March 31, 2026, and 2025, respectively.
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
At March 31, 2026, the Company had $25,616 of gross unrecognized tax benefits before interest and penalties, $23,136 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $5,796 related to uncertain tax positions at March 31, 2026. The Company anticipates that potential changes due to the lapsing of statutes of limitations and examination closures could reduce the unrecognized tax benefits balance by $3,000 to $9,000 within twelve months of March 31, 2026.
The U.S. federal and state income tax returns for fiscal 2022 and all subsequent years remain subject to examination as of March 31, 2026, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of March 31, 2026, under the statute of limitation rules for fiscal 2016 through 2022. The Internal Revenue Service ("IRS") is currently conducting an examination of the Company's U.S. federal income tax return for the fiscal 2023 tax year. The IRS examination was initiated during the first quarter of fiscal 2026 and as of March 31, 2026, this examination is still ongoing.

NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the fiscal three months ended March 31, 2026, and 2025, included $8,196 and $6,873 of stock-based compensation costs, respectively. Our operating income for the fiscal nine months ended March 31, 2026, and 2025, included $22,951 and $22,412 of stock-based compensation costs, respectively.
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
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of March 31, 2026:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2025	348	$183.88
Granted[1]	173	168.55
Vested	(121)	188.07
Forfeited[2]	(35)	222.37
Outstanding March 31, 2026	365	$171.51	$57,630
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 173 unit awards granted in fiscal 2026, 122 were restricted stock unit awards and 51 were performance unit awards. The payout at release of a portion of the performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period compared against goal thresholds as defined in the award agreement. The payout at release of a portion of the performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period. The payout at release of a portion of the performance unit awards will be determined based on market conditions.
The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. 20 of the performance unit awards granted in fiscal 2026 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. 31 of the performance unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the compensation peer group comprised of the Standard and Poor's 900 Index ("S&P 900") participant companies for fiscal year 2026. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2026
Compensation Peer Group:
Volatility	23.6%
Risk free interest rate	3.66%
Annual dividend based on most recent quarterly dividend at the award date	$2.32
Dividend yield	1.36%
Beginning average percentile rank for TSR	20.0%
At March 31, 2026, there was $23,889 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.24 years.
NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Income	$122,894	$111,108	$391,549	$328,144
Common share information:
Weighted average shares outstanding for basic earnings per share	71,767	72,851	72,262	72,893
Dilutive effect of stock options, restricted stock units, and performance units	211	162	171	165
Weighted average shares outstanding for diluted earnings per share	71,978	73,013	72,433	73,058
Basic earnings per share	$1.71	$1.53	$5.42	$4.50
Diluted earnings per share	$1.71	$1.52	$5.41	$4.49
Per share information is based on the weighted average number of common shares outstanding for the fiscal three and nine months ended March 31, 2026, and 2025. Stock options, restricted stock units, and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 6 and 14 anti-dilutive restricted stock units or performance units excluded for the fiscal three and nine months ended March 31, 2026, respectively, and 32 and 30 anti-dilutive stock options, restricted stock units, or performance units were excluded for the fiscal three and nine months ended March 31, 2025.
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
The amounts shown above include a measurement period adjustment made during the second quarter of fiscal 2026, which resulted in an adjustment to the amount recorded for goodwill.

The goodwill of $22,943 arising from this acquisition consists largely of the growth potential, synergies, and economies of scale expected from combining the operations of the Company with the acquired operations of Victor, together with the value of Victor's assembled workforce. The goodwill from this acquisition has been allocated to our Payments segment and $22,943 is deductible for income tax purposes.
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
The accompanying condensed consolidated statements of income for the fiscal three and nine months ended March 31, 2026, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.
NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three and nine months ended March 31, 2026, and 2025. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal nine months ended March 31, 2026, the Company transferred a product from the Corporate Services segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three and nine months ended March 31, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal three and nine months ended March 31, 2025, from the Corporate Services segment to the Complementary segment. Revenue reclassed for the fiscal three and nine months ended March 31, 2025, was $3,327 and $9,799, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, was $762 and $2,208, respectively.
Immaterial adjustments have been made between segments during the fiscal three and nine months ended March 31, 2026, to reclassify revenue and cost of revenue that was recognized for the fiscal three and nine months ended March 31, 2025. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Complementary segment, was $1,673 and $4,575, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Complementary segment, was $479 and $1,367, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Corporate Services segment, was $66 and $200, respectively.

	Three Months Ended
	March 31, 2026
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$184,218	$27,116	$137,149	$16,666	$365,149
Processing	11,230	205,604	50,340	3,922	271,096
Total Revenue	195,448	232,720	187,489	20,588	636,245

Cost of Revenue	81,208	119,602	72,192	90,920	363,922
Research and Development					45,110
Selling, General, and Administrative					72,166
Total Expenses					481,198

SEGMENT INCOME	$114,240	$113,118	$115,297	$(70,332)

OPERATING INCOME					155,047

INTEREST INCOME					3,494

INCOME BEFORE INCOME TAXES					$158,541

	Three Months Ended
	March 31, 2025
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$168,589	$22,834	$126,077	$13,292	$330,792
Processing	10,463	194,615	46,365	2,852	254,295
Total Revenue	179,052	217,449	172,442	16,144	585,087

Cost of Revenue	74,713	116,266	69,077	80,530	340,586
Research and Development					39,411
Selling, General, and Administrative					66,350
Total Expenses					446,347

SEGMENT INCOME	$104,339	$101,183	$103,365	$(64,386)

OPERATING INCOME					138,740

INTEREST INCOME					3,168

INCOME BEFORE INCOME TAXES					$141,908

	Nine Months Ended
	March 31, 2026
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$542,953	$75,616	$415,711	$53,528	$1,087,808
Processing	33,888	619,972	147,703	10,945	812,508
Total Revenue	576,841	695,588	563,414	64,473	1,900,316

Cost of Revenue	229,130	358,306	213,717	262,323	1,063,476
Research and Development					126,615
Selling, General, and Administrative					211,965
Total Expenses					1,402,056

SEGMENT INCOME	$347,711	$337,282	$349,697	$(197,850)

OPERATING INCOME					498,260

INTEREST INCOME					14,792

INCOME BEFORE INCOME TAXES					$513,052

	Nine Months Ended
	March 31, 2025
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$513,672	$65,671	$383,018	$48,137	$1,010,498
Processing	31,276	578,536	131,436	8,170	749,418
Total Revenue	544,948	644,207	514,454	56,307	1,759,916

Cost of Revenue	225,850	344,023	200,763	246,232	1,016,868
Research and Development					120,192
Selling, General, and Administrative					209,839
Total Expenses					1,346,899

SEGMENT INCOME	$319,098	$300,184	$313,691	$(189,925)

OPERATING INCOME					413,017

INTEREST INCOME					13,070

INCOME BEFORE INCOME TAXES					$426,087

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended March 31, 2026.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,300 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve approximately 7,400 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with up to $55 billion and above in assets, core data processing solutions for credit unions of all sizes, and non-core highly specialized core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
We have four reportable segments: Core, Payments, Complementary, and Corporate Services. The respective segments include all related revenues along with the related cost of revenue.
A detailed discussion of the major components of the results of operations follows. All amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
For the third quarter of fiscal 2026, total revenue increased 8.7%, or $51,158, compared to the same quarter in fiscal 2025. Total revenue less deconversion revenue of $18,665 and acquisition revenue of $1,651 for the current fiscal quarter and less deconversion revenue of $9,644 and revenue related to a contractual change of $1,201 for the prior fiscal year third quarter results in an increase of 7.3% quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting within private and public cloud, Jack Henry digital and transaction, card, and faster payments.

Operating expenses increased 7.8%, or $34,851, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Total operating expenses less deconversion operating expenses of $4,030 and operating expenses for the acquired company of $2,484 for the current fiscal quarter and less operating expenses related to deconversion operating expenses of $2,794 and a contractual change of $992 for the prior fiscal year third quarter results in an increase of 7.3% quarter over quarter. This increase was primarily driven by higher personnel costs and increased direct costs, quarter over quarter.
Operating income increased 11.8%, or $16,307, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Total operating income less the impact of deconversion operating income of $14,635 and an operating loss for the acquired company of $833 for the current fiscal quarter and less deconversion operating income of $6,851 and operating income related to a contractual change of $209 for the prior fiscal year third quarter results in an increase of 7.3%, quarter over quarter. This increase was primarily driven by organic revenue growth, partially offset by increased operating expenses detailed above tempered by our disciplined approach to controlling costs, quarter over quarter.
The provision for income taxes increased 15.7%, or $4,847, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal quarter was 22.5% compared to 21.7% for the same quarter a year ago.
Net income increased 10.6%, or $11,786, for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the impact of deconversion net income and a net loss for the acquired company in the current fiscal quarter and the net income related to deconversion net income and a contractual change in the prior fiscal year third quarter. The increase, excluding these one-time items, was primarily driven by net organic growth in our lines of revenue for the third quarter of fiscal 2026 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling costs and the increased provision for income taxes.
For the fiscal nine months ended March 31, 2026, total revenue increased 8.0%, or $140,400, compared to the same period in fiscal 2025. Total revenue less deconversion revenue of $33,504 and revenue for the acquired company of $3,595 for the current fiscal year period and revenue from a contractual change of $14,672 and deconversion revenue of $13,410 for the prior fiscal year period results in an increase of 7.6%, period over period. This increase was primarily driven by organic growth in our revenue lines including data processing and hosting within private and public cloud, card, Jack Henry digital and transaction, and faster payments.
Operating expenses increased 4.1%, or $55,157, for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total operating expenses less deconversion operating expenses of $8,167, the impact of the gain on assets, net, of $6,829, and operating expenses for the acquired company of $5,413 for the current fiscal year period and less operating expenses related to a contractual change of $12,494 and deconversion operating expenses of $3,686 for the prior fiscal year period results in an increase of 4.9%, period over period. This increase was primarily driven by higher personnel costs and higher direct costs, period over period.
Operating income increased 20.6%, or $85,243, for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total operating income less deconversion operating income of $25,337, the impact of the gain on assets, net, of $6,829, and an operating loss for the acquired company of $1,817 for the current fiscal year period and deconversion operating income of $9,724 and operating income related to a contractual change of $2,178 for the prior fiscal year period results in an increase of 16.7%, period over period. This increase was primarily driven by organic revenue growth, partially offset by increased operating expenses detailed above tempered by our disciplined approach to controlling costs.
The provision for income taxes increased 24.1%, or $23,560, for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal year period was 23.7% compared to 23.0% for the same period a year ago.
Net income increased 19.3%, or $63,405, for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. The total net income increase, period over period, was lower when adjusted for the impact of the deconversion net income, a gain on assets, net, and a net loss for the acquired company in the current fiscal year period and deconversion net income and the net income related to a contractual change in the prior fiscal year period. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the nine months ended March 31, 2026, partially offset by commensurate higher operating expenses detailed above tempered by our disciplined approach to controlling costs and the increased provision for income taxes.

As we move into the fourth quarter of fiscal 2026 – our 50th year in business – we are excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our stockholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. Our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued industry-leading revenue growth with strong margin expansion, benefiting our associates, clients, and stockholders.
A detailed discussion of the major components of the results of operations for the fiscal three and nine months ended March 31, 2026, follows.
Discussions compare the current fiscal year's three and nine months ended March 31, 2026, to the prior fiscal year's three and nine months ended March 31, 2025.
REVENUE

Services and Support	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Services and Support	$365,149	$330,792	10.4%	$1,087,808	$1,010,498	7.7%
Percentage of total revenue	57%	57%		57%	57%
Services and support revenue increased 10.4% for the third quarter of fiscal 2026 compared to the same quarter a year ago. Total services and support revenue less deconversion revenue of $18,665 for the current fiscal quarter and less deconversion revenue of $9,644 and services and support revenue related to a contractual change of $1,201 for the prior fiscal year third quarter, results in growth of 8.3%, quarter over quarter. This increase was primarily driven by growth in data processing and hosting revenues within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand.
Services and support revenue increased 7.7% for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total services and support revenue less deconversion revenue of $33,504 for the current fiscal period and less services and support revenue for a contractual change of $14,672 and deconversion revenue of $13,410 for the prior fiscal year period, results in growth of 7.3%, period over period. This increase was primarily driven by growth in data processing and hosting revenues within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand as well as higher work order and consulting revenues.

Processing	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Processing	$271,096	$254,295	6.6%	$812,508	$749,418	8.4%
Percentage of total revenue	43%	43%		43%	43%
Processing revenue increased 6.6% for the third quarter of fiscal 2026 compared to the same quarter last fiscal year. Total processing revenue less processing revenue for the acquired company of $1,651 for the current fiscal quarter, results in growth of 6.0%, quarter over quarter. This increase was primarily driven by improvement in Jack Henry digital and transaction revenues from a higher number of active users and the ramping up of add-on products, growth in card revenue from monthly service and risk management fees, and higher faster payments revenue from expanding transactional volumes.
Processing revenue increased 8.4% for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total processing revenue less processing revenue for the acquired company of $3,595 for the current fiscal year period, results in growth of 7.9%, period over period. This increase was primarily driven by growth in card revenue primarily from monthly service and risk management fees, improvement in Jack Henry digital and transaction revenues from a higher number of active users and expanding volumes and the ramping up of add-on products, and higher faster payments revenue from expanding transactional volumes.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Cost of Revenue	$363,922	$340,586	6.9%	$1,063,476	$1,016,868	4.6%
Percentage of total revenue	57%	58%		56%	58%
Cost of revenue for the third quarter of fiscal 2026 increased 6.9% over the prior fiscal year third quarter. Total cost of revenue less deconversion costs of $2,584 and cost of revenue for the acquired company of $1,612 for the current fiscal quarter and less deconversion costs of $1,873 and costs related to a contractual change of $992 for the prior fiscal year third quarter, results in a 6.5% increase, quarter over quarter. This increase was primarily due to higher personnel costs partially related to a headcount increase in the trailing twelve months, higher direct costs generally consistent with increases in the related lines of revenue, as well as increased amortization of intangible assets. Cost of revenue decreased 1% as a percentage of total revenue compared to the prior fiscal year third quarter.
Cost of revenue for the fiscal nine months ended March 31, 2026, increased 4.6% compared to the same period in fiscal 2025. Total cost of revenue less deconversion costs of $4,616 and cost of revenue for the acquired company of $4,116 for the current fiscal year period and deconversion costs of $2,228 and costs related to a contractual change of $12,494 for the prior fiscal year period, results in a 5.2% increase, period over period. This increase was primarily due to higher personnel costs partially related to a headcount increase in the trailing twelve months, higher direct costs generally consistent with increases in the related lines of revenue, as well as higher amortization of intangible assets. Personnel cost increases were tempered by the impact of lower-than-normal medical claims earlier in the fiscal year. Cost of revenue decreased 2% as a percentage of total revenue compared to the prior fiscal year period.

Research and Development	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Research and Development	$45,110	$39,411	14.5%	$126,615	$120,192	5.3%
Percentage of total revenue	7%	7%		7%	7%
Research and development expense increased 14.5% for the third quarter of fiscal 2026 compared to the prior fiscal year third quarter. Total research and development costs less research and development costs for the acquired company of $841 for the current fiscal quarter, results in a 12.3% increase, quarter over quarter. This increase was primarily due to higher personnel costs (net of capitalization) partially related to a headcount increase in the trailing twelve months.
Research and development expense increased 5.3% for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total research and development costs less research and development costs for the acquired company of $1,213 for the current fiscal year period, results in a 4.3% increase, period over period. This increase was primarily due to higher personnel costs (net of capitalization) partially related to a headcount increase in the trailing twelve months. Research and development expense remained consistent as a percentage of total revenue compared to the prior fiscal year third quarter and prior fiscal year period.

Selling, General, and Administrative	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Selling, General, and Administrative	$72,166	$66,350	8.8%	$211,965	$209,839	1.0%
Percentage of total revenue	11%	11%		11%	12%
Selling, general, and administrative expense increased 8.8% in the third quarter of fiscal 2026 compared to the same quarter in the prior fiscal year. Total selling, general, and administrative expense less deconversion costs of $1,446 and costs for the acquired company of $30 for the current fiscal quarter and deconversion costs of $920 for the prior fiscal year third quarter results in an 8.0% increase, quarter over quarter. This increase was primarily due to higher personnel costs partially related to a headcount increase in the trailing twelve months. Selling, general, and administrative expense remained consistent as a percentage of total revenue compared to the prior fiscal year third quarter.

Selling, general, and administrative expense increased 1.0% in the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025. Total selling, general, and administrative expense less deconversion costs of $3,551, costs for the acquired company of $84, and the impact of the gain on assets, net, of $6,829 for the current fiscal year period and deconversion costs of $1,458 for the prior fiscal year period, results in a 3.3% increase, period over period. This increase was primarily due to higher personnel costs partially related to a headcount increase in the trailing twelve months. Personnel cost increases were tempered by the impact of lower-than-normal medical claims earlier in the fiscal year. Selling, general, and administrative expense decreased 1% as a percentage of total revenue compared to the prior fiscal year period.

INTEREST INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Interest Income	$4,869	$5,899	(17.5)%	$18,194	$21,406	(15.0)%
Interest Expense	$(1,375)	$(2,731)	(49.7)%	$(3,402)	$(8,336)	(59.2)%
Interest income and interest expense decreased due to lower interest-earning and credit line balances, respectively, for the fiscal three and nine months ended March 31, 2026, compared to the fiscal three and nine months ended March 31, 2025.

PROVISION FOR INCOME TAXES	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Provision for Income Taxes	$35,647	$30,800	15.7%	$121,503	$97,943	24.1%
Effective Rate	22.5%	21.7%		23.7%	23.0%
The provision for income taxes increased 15.7% for the third quarter of fiscal 2026, compared to the third quarter of fiscal 2025. The effective tax rate for the current fiscal quarter was 22.5% compared to 21.7% for the same quarter a year ago. The increase in the Company's effective tax rate was primarily due to tax benefits from the purchase of investment tax credits during the prior fiscal year, combined with growth in current year operating income, which diluted the relative impact of tax benefits that were relatively consistent year over year.
The provision for income taxes increased 24.1% for the nine months ended March 31, 2026, compared to the same period a year ago. The effective tax rate for the current fiscal year-to-date period was 23.7% compared to 23.0% for the same period a year ago. The increase in the effective tax rate was primarily due to differences in the tax impacts of stock-based compensation between the two periods, tax benefits from the purchase of investment tax credits during the prior fiscal year, and growth in current year operating income, which diluted the relative impact of tax benefits that were relatively consistent year over year.

NET INCOME	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Net income	$122,894	$111,108	10.6%	$391,549	$328,144	19.3%
Diluted earnings per share	$1.71	$1.52	12.2%	$5.41	$4.49	20.4%
Net income increased 10.6% to $122,894, or $1.71 per diluted share, for the third quarter of fiscal 2026 compared to $111,108, or $1.52 per diluted share, in the same quarter of fiscal 2025. The total net income increase, quarter over quarter, was lower when adjusted for the impact of deconversion net income and a net loss for the acquired company in the current fiscal quarter and deconversion net income and net income related to a contractual change in the prior fiscal year third quarter. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the third quarter of fiscal 2026 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling costs, as well as the increased provision for income taxes.

Net income increased 19.3% to $391,549, or $5.41 per diluted share, for the fiscal nine months ended March 31, 2026, compared to $328,144, or $4.49 per diluted share, in the same period of fiscal 2025. The total net income increase, period over period, was lower when adjusted for the impact of deconversion net income, the gain on assets, net, and a net loss for the acquired company in the current fiscal year period and deconversion net income and the net income related to a contractual change in the prior fiscal year period. The increase excluding these one-time items was primarily driven by net organic growth in our lines of revenue for the nine months ended March 31, 2026, partially offset by commensurate higher operating expenses detailed above, tempered by our disciplined approach to controlling costs and lower than normal medical claims earlier in the fiscal year, as well as the increased provision for income taxes.
REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/AML and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's CODM, regularly evaluated segment performance and made strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three and nine months ended March 31, 2026, and 2025. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal nine months ended March 31, 2026, the Company transferred a product from the Corporate Services segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three and nine months ended March 31, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal three and nine months ended March 31, 2025, from the Corporate Services segment to the Complementary segment. Revenue reclassed for the fiscal three and nine months ended March 31, 2025, was $3,327 and $9,799, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, was $762 and $2,208, respectively.
Immaterial adjustments have been made between segments during the fiscal three and nine months ended March 31, 2026, to reclassify revenue and cost of revenue that was recognized for the fiscal three and nine months ended March 31, 2025. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Complementary segment, was $1,673 and $4,575, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Complementary segment, was $479 and $1,367, respectively. Cost of revenue reclassed for the fiscal three and nine months ended March 31, 2025, from the Core segment to the Corporate Services segment, was $66 and $200, respectively.

Core	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Revenue	$195,448	$179,052	9.2%	$576,841	$544,948	5.9%
Cost of Revenue	$81,208	$74,713	8.7%	$229,130	$225,850	1.5%
Revenue in the Core segment increased 9.2% and cost of revenue increased 8.7% for the fiscal three months ended March 31, 2026, compared to the fiscal three months ended March 31, 2025. Total Core revenue less Core deconversion revenue of $7,506 for the fiscal three months ended March 31, 2026, and less Core deconversion revenue of $4,838 and less Core revenue related to a contractual change of $1,201 for the fiscal three months ended March 31, 2025, results in a 8.6% increase, quarter over quarter. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting within private and public cloud as new and existing clients continue to migrate to our private cloud and processing volumes expand. Total Core cost of revenue less Core deconversion costs of $1,971 for the fiscal three months ended March 31, 2026, and less Core deconversion costs of $1,240 and Core costs related to a contractual change of $992 for the fiscal three months ended March 31, 2025, results in a 9.3% increase, quarter over quarter. This increase was primarily due to higher Core direct costs generally consistent with increases in related Core lines of revenue and higher Core personnel costs partially related to a headcount increase in the trailing twelve months. Core cost of revenue remained consistent as a percentage of Core revenue for the third quarter of fiscal 2026 compared to the same quarter in fiscal 2025.
Revenue in the Core segment increased 5.9% and cost of revenue increased 1.5% for the fiscal nine months ended March 31, 2026, compared to the fiscal nine months ended March 31, 2025. Total Core revenue less Core deconversion revenue of $13,775 for the fiscal nine months ended March 31, 2026, and Core deconversion revenue of $6,105 and Core revenue related to a contractual change of $14,672 for the fiscal nine months ended March 31, 2025, results in a 7.4% increase, period over period. This increase was primarily driven by organic growth in our Core revenue lines including data processing and hosting within private and public cloud as new and existing clients migrate to our private cloud and processing volumes expand. Total Core cost of revenue less Core deconversion costs of $3,117 for the fiscal nine months ended March 31, 2026, and Core costs related to a contractual change of $12,494 and Core deconversion costs of $1,365 for the fiscal nine months ended March 31, 2025, results in a 6.6% increase, period over period. This increase was primarily due to higher Core personnel costs partially related to a headcount increase in the trailing twelve months, tempered by our disciplined approach to controlling costs and lower than normal medical claims earlier in the fiscal year. Core cost of revenue decreased 1% as a percentage of Core revenue for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025.

Payments	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Revenue	$232,720	$217,449	7.0%	$695,588	$644,207	8.0%
Cost of Revenue	$119,602	$116,266	2.9%	$358,306	$344,023	4.2%
Revenue in the Payments segment increased 7.0% and cost of revenue increased 2.9% for the third quarter of fiscal 2026 compared to the same quarter last fiscal year. Total Payments revenue less Payments deconversion revenue of $5,923 and Payments revenue for the acquired company of $1,651 for the third quarter of fiscal 2026 and Payments deconversion revenue of $2,394 for the third quarter of fiscal 2025, results in a 4.7% increase, quarter over quarter. This increase was primarily due to higher Payments card revenue from an increase in volume and higher Payments faster payments revenue from expanding transactional volumes. Total Payments cost of revenue less Payments cost of revenue for the acquired company of $1,453 and Payments deconversion cost of revenue of $124 for the third quarter of fiscal 2026 and Payments deconversion cost of revenue of $108 for the third quarter of fiscal 2025, results in a 1.6% increase, quarter over quarter. This increase was primarily due to higher Payments personnel costs partially related to a headcount increase in the trailing twelve months and direct costs generally consistent with increases in Payments lines of revenue. Payments cost of revenue as a percentage of Payments revenue decreased 2% for the third quarter of fiscal 2026 compared to the same quarter in fiscal 2025.
Revenue in the Payments segment increased 8.0% and cost of revenue increased 4.2% for the fiscal nine months ended March 31, 2026, compared to the same period of the prior fiscal year. Total Payments revenue less Payments deconversion revenue of $10,804 and Payments revenue for the acquired company of $3,595 for the fiscal nine months ended March 31, 2026, and Payments deconversion revenue of $4,341 for the fiscal nine months ended March 31, 2025, results in a 6.5% increase, period over period. This increase was primarily due to higher Payments card revenue from an increase in volumes and higher Payments faster payments revenue from expanding transactional volumes. Total Payments cost of revenue less Payments cost of revenue for the acquired company of $3,862 and Payments deconversion costs of $413 for the fiscal nine months ended March 31, 2026, and Payments deconversion costs of $179 for the fiscal nine months ended March 31, 2025, results in a 3.0% increase, period over period. This increase was primarily due to higher direct costs generally consistent with increases in Payments lines of revenue. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025.

Complementary	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Revenue	$187,489	$172,442	8.7%	$563,414	$514,454	9.5%
Cost of Revenue	$72,192	$69,077	4.5%	$213,717	$200,763	6.5%
Revenue in the Complementary segment increased 8.7% and cost of revenue increased 4.5% for the third quarter of fiscal 2026 compared to the same quarter last fiscal year. Total Complementary revenue less Complementary deconversion revenue of $5,054 for the third quarter of fiscal 2026 and Complementary deconversion revenue of $2,324 for the third quarter of fiscal 2025, results in a 7.2% increase, quarter over quarter. This increase was primarily driven by organic growth in Complementary hosting revenue as new and existing clients continue to migrate to our private cloud and processing volumes expanded and Complementary Jack Henry digital and transaction revenue from a higher number of active users and the ramping up of add-on products. Complementary cost of revenue less Complementary deconversion costs of $482 for the third quarter of fiscal 2026 and Complementary deconversion costs of $519 for the third quarter of fiscal 2025, results in a 4.6% increase, quarter over quarter. This increase was primarily driven by higher direct costs generally consistent with increases in related Complementary lines of revenue and increased amortization of Complementary intangibles from capital software development projects. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the third quarter of fiscal 2026 compared to the same quarter in fiscal 2025.
Revenue in the Complementary segment increased 9.5% and cost of revenue increased 6.5% for the fiscal nine months ended March 31, 2026, compared to the equivalent period of the prior fiscal year. Total Complementary revenue less Complementary deconversion revenue of $8,632 for the fiscal nine months ended March 31, 2026, and Complementary deconversion revenue of $2,857 for the fiscal nine months ended March 31, 2025, results in an 8.4% increase, period over period. This increase was primarily driven by organic growth in Complementary hosting revenues as new and existing clients continued to migrate to our private cloud and processing volumes expanded and increased Complementary Jack Henry digital and transaction revenue as the number of active users increased and volumes expanded and from the ramping up of add-on products. Total Complementary cost of revenue less Complementary deconversion costs of $1,078 for the fiscal nine months ended March 31, 2026, and Complementary deconversion costs of $678 for the fiscal nine months ended March 31, 2025, results in a 6.3% increase, period over period. This increase was primarily driven by higher direct costs generally consistent with increases in related Complementary lines of revenue and increased amortization of Complementary intangibles from capital software development projects. Complementary cost of revenue as a percentage of Complementary revenue decreased 1% for the fiscal nine months ended March 31, 2026, compared to the same period in fiscal 2025.

Corporate Services	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2026	2025		2026	2025
Revenue	$20,588	$16,144	27.5%	$64,473	$56,307	14.5%
Cost of Revenue	$90,920	$80,530	12.9%	$262,323	$246,232	6.5%
Revenue classified in the Corporate Services segment includes revenues from hardware and other products and services. Revenue in the Corporate Services segment increased 27.5% for the third quarter of fiscal 2026 compared to the same quarter last fiscal year. Total Corporate Services revenue less Corporate Services deconversion revenue of $182 for the third quarter of fiscal 2026 and Corporate Services deconversion revenue of $88 for the third quarter of fiscal 2025, results in a 27.1% increase, quarter over quarter. This increase was primarily due to the growth in Corporate Services hardware revenue and digital and transaction revenue, quarter over quarter. Cost of revenue for the Corporate Services segment includes direct costs from hardware and other products and services and our technology infrastructure costs. The Corporate Services cost of revenue in the third quarter of fiscal 2026 increased 12.9% when compared to the prior fiscal year quarter. Total Corporate Services cost of revenue less Corporate Services deconversion costs of $6 and Corporate Services cost of revenue for the acquired company of $159 for the third quarter of fiscal 2026 and Corporate Services deconversion costs of $5 for the third quarter of fiscal 2025, results in a 12.7% increase, quarter over quarter. This increase was primarily due to higher Corporate Services personnel costs partially related to a headcount increase in the trailing twelve months, tempered by our disciplined approach to controlling costs and lower than normal medical claims earlier in the fiscal year, a loss on Corporate Services assets, net, and higher Corporate Services internal licenses and fees, quarter over quarter.

Revenue in the Corporate Services segment increased 14.5% for the fiscal nine months ended March 31, 2026, compared to the same period last fiscal year. Total Corporate Services revenue less Corporate Services deconversion revenue of $293 for the for the fiscal nine months ended March 31, 2026, and $107 for the fiscal nine months ended March 31, 2025, results in a 14.2% increase, period over period. This increase was primarily due to higher Corporate Services digital and transaction revenues and growth in Corporate Services software usage and subscription revenue. The Corporate Services cost of revenue in the fiscal nine months ended March 31, 2026, increased 6.5% when compared to the prior fiscal year period. Total Corporate Services cost of revenue less Corporate Services cost of revenue for the acquired company of $253 and Corporate Services deconversion costs of $7 for the for the fiscal nine months ended March 31, 2026 and Corporate Services deconversion costs of $5 for the fiscal nine months ended March 31, 2025, results in a 6.4% increase, period over period. This increase was primarily due to higher Corporate Services personnel costs partially related to a headcount increase in the trailing twelve months, tempered by our disciplined approach to controlling costs and lower than normal medical claims earlier in the fiscal year, higher Corporate Services internal licenses and fees, and a loss on Corporate Services assets, net, period over period.
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $20,573 at March 31, 2026, from $101,953 at June 30, 2025.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Nine Months Ended
	March 31,
	2026	2025
Net income	$391,549	$328,144
Non-cash expenses	280,559	162,907
Change in receivables	37,379	50,871
Change in deferred revenues	(154,631)	(167,104)
Change in other assets and liabilities*	(95,570)	(60,426)
Net cash provided by operating activities	$459,286	$314,392
*For the fiscal nine months ended March 31, 2026, the change in other assets and liabilities includes the change in prepaid expenses, deferred costs and other of $(61,680), the change in accrued expenses of $(19,137), and the change in income taxes of $(8,383). For the fiscal nine months ended March 31, 2025, the change in other assets and liabilities includes the change in prepaid expenses, deferred costs and other of $(42,989) and the change in accrued expenses of $(23,436), partially offset by the change in income taxes of $15,540.
Cash provided by operating activities for the first nine months of fiscal 2026 increased 46% compared to the same period last year primarily due to the change in deferred income taxes period over period. Cash from operations is primarily used to repay debt, to pay dividends, to repurchase stock, for capital expenditures, and for acquisitions.
Cash used in investing activities for the first nine months of fiscal 2026 totaled $220,145 and included: $140,003 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures for facilities and equipment of $46,616; $42,390 for an acquisition; the purchase of investments of $13,710, and $2,998 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from the sale of assets of $24,572 and proceeds from investments of $1,000. Cash used in investing activities for the first nine months of fiscal 2025 totaled $176,317 and included: $130,298 for the development of software; $41,186 for capital expenditures; $3,833 for the purchase and development of internal use software; and $2,000 for the purchase of investments. Cash uses were partially offset by proceeds from investments of $1,000.

Financing activities used cash of $320,521 for the first nine months of fiscal 2026 and included: $284,414 for the purchase of treasury stock; repayments on credit facilities of $270,000; and dividends paid to stockholders of $127,457. Cash uses were partially offset by borrowings on credit facilities of $360,000 and $1,350 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation. Financing activities used cash of $136,489 in the first nine months of fiscal 2025 and included: $235,000 for the repayments on credit facilities; $122,464 for the payment of dividends; and $35,052 for the purchase of treasury stock. Cash uses were partially offset by borrowings on credit facilities of $255,000 and $1,027 net cash inflow from the issuance of stock and tax withholding related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $46,616 and $41,186 for the fiscal nine months ended March 31, 2026, and March 31, 2025, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2026 are expected to be between approximately $100,000 and $130,000 and have been or will be funded from our credit facilities and cash generated by operations.
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
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At March 31, 2026, there were 33,361 shares in treasury stock and the Company had the remaining authority to repurchase up to 1,630 additional shares. The total cost of treasury stock at March 31, 2026, was $2,179,638. During the first nine months of fiscal 2026, the Company repurchased 1,781 shares. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had the remaining authority to repurchase up to 3,411 additional shares. The total cost of treasury stock at June 30, 2025, was $1,895,224. During the first nine months of fiscal 2025, the Company repurchased 207 shares.
Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of March 31, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $90,000 outstanding under the credit facility at March 31, 2026.
The credit agreement described above replaced a prior five-year senior, unsecured amended and restated credit agreement that was entered into on August 31, 2022. The prior credit agreement allowed for borrowings of up to $600,000, which could be increased to $1,000,000 by the Company at any time until maturity. The prior credit agreement bore interest at a variable rate equal to (a) a rate based on an adjusted SOFR term rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) the Prime Rate for such day, (iii) the sum of the Federal Funds Effective Rate for such day plus 0.50% per annum and (iv) the Adjusted Term SOFR Screen Rate (without giving effect to the Applicable Margin) for a one month Interest Period on such day for Dollars plus 1.0%), plus an applicable percentage in each case determined by the Company's leverage ratio. The prior credit agreement was guaranteed by certain subsidiaries of the Company and was subject to various financial covenants that required the Company to maintain certain financial ratios as defined in the prior credit agreement. The prior credit agreement's termination date was August 31, 2027. There was no balance outstanding under the prior credit facility at June 30, 2025.
Other lines of credit
On October 31, 2024, the Company entered into a discretionary line of credit demand note, which provided for funding of up to $50,000 and bore interest at the prime rate less 2.0%. The note did not constitute a committed line of credit. The line of credit expired on October 31, 2025. There was no balance outstanding at June 30, 2025.
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bears interest at the prime rate less 1.0%. The line of credit expires on July 17, 2026. There was no balance outstanding at March 31, 2026.
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
We had $90,000 outstanding debt with variable interest rates as of March 31, 2026, and a 1% increase in our borrowing rate would increase our annual interest expense by $900.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2026, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1, 2026 - January 31, 2026	—	$—	—	2,615,516
February 1, 2026 - February 28, 2026	826,701	160.14	826,701	1,788,815
March 1, 2026 - March 31, 2026	158,867	168.64	158,867	1,629,948
Total	985,568	$161.51	985,568	1,629,948
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 14, 2021, were for 35,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 33,360,668 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.
ITEM 5. OTHER INFORMATION

Rule 10b-5(1) Trading Plans

During the fiscal three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

10.82    Credit Agreement, dated as of March 25, 2026 among Jack Henry & Associates, Inc., as Borrower, the affiliates of Borrower party thereto as Guarantors, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent attached as Exhibit 10.82 to the Company’s Current Report on Form 8-K filed March 26, 2026.*

31.1    Certification of the Chief Executive Officer.

31.2    Certification of the Chief Financial Officer.

32.1    Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2    Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**    XBRL Instance Document- the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH**    XBRL Taxonomy Extension Schema Document

101.CAL**    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**    XBRL Taxonomy Extension Presentation Linkbase Document

104**    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the SEC upon request.
** Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2026, and June 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2026, and 2025, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended March 31, 2026, and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026, and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	May 7, 2026	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	May 7, 2026	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer