Form 10-K
period 2026-06-30
JACK HENRY & ASSOCIATES INC
filed 2026-08-28
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026

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

On December 31, 2025, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $13,092,756,060 (based on the closing stock price on Nasdaq on December 31, 2025).

As of August 12, 2026, the Registrant had 70,112,608 shares of Common Stock outstanding ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2026 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Report to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the Company's fiscal year ended June 30, 2026.

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

PART I
ITEM 1.  BUSINESS
Jack Henry & Associates, Inc.® is a well-rounded financial technology company that strengthens connections between financial institutions and the people and businesses they serve. For 50 years, we have provided technology solutions to help banks and credit unions innovate faster, strategically differentiate, and successfully compete while serving the evolving needs of their accountholders. We empower over 7,200 financial institutions and diverse corporate entities with people-inspired innovation, personal service, and insight-driven solutions.
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
Who We Serve
We provide products and services primarily to community and regional banks and credit unions (see "Our Industry" below):
•Core bank integrated data processing systems are provided to over 900 banks. Our banking solutions support both on-premise and private cloud operating environments with functionality for core processing platforms and integrated complementary solutions.
•Core credit union data processing solutions are provided to credit unions of all sizes, with a client base of over 700 credit unions. We offer a flagship core processing platform and integrated complementary solutions that support both on-premise and private cloud operating environments.
•Core-agnostic products and services are also provided to banks and credit unions. We offer complementary solutions that include highly specialized financial performance, imaging and payment solutions, information security and risk management, retail delivery, and online and mobile functionality. These products and services enhance the performance of banks and credit unions of all asset sizes and charters, and non-traditional diverse corporate entities. In total, we serve approximately 5,600 non-core clients.
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
We are committed to exceeding our clients’ expectations. We measure and monitor their satisfaction using a variety of surveys, such as an annual survey on the client's anniversary date and randomly-generated online surveys initiated each day by routine support requests to ensure feedback is received throughout the year. The survey results are analyzed and provided to operational areas to ensure our service consistently exceeds our clients’ expectations. We believe this process ensures we understand the Voice of the Customer and contributes to our excellent retention rates.
We focus on building long-term client relationships and continually expanding and strengthening them. We do this through providing products and services aligned with our clients' strategies, acquiring new financial and non-financial clients, and ensuring our offerings remain highly competitive.
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
Our Industry
Our core banking solutions generally serve commercial banks and savings institutions from de novo banks to those with up to $55 billion in assets. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 4,300 commercial banks and savings institutions in the $55 billion and under asset range as of December 31, 2025, and we currently support over 900 of these banks with one of our three core information processing platforms and a significant number of complementary/payment products and services.
Our core credit union solutions serve credit unions of all asset sizes. According to America's Credit Unions ("ACU") (formerly Credit Union National Association), there were approximately 4,400 domestic credit unions as of December 31, 2025, and we currently support over 700 of these credit unions with one flagship core information processing platform and a significant number of complementary/payment products and services.
Our core agnostic solutions serve banks and credit unions of all asset sizes and charters and other diverse corporate entities. We support these organizations with specialized solutions for generating additional revenue and growth, increasing security, mitigating operational risks, and controlling operating costs.
Our products and solutions are designed to support banks and credit unions of all asset sizes. We complete annual, third-party testing to validate our scalability. Today, we support core clients with up to $55 billion in assets, payments clients with up to $200 billion and above in assets, and complementary clients with up to $500 billion and above in assets.
The FDIC reports the number of commercial banks and savings institutions declined 13% from the end of calendar year 2020 to the end of calendar year 2025, due mainly to mergers and acquisitions. Although the number of banks continued to decline at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 3% and totaled $25.3 trillion as of December 31, 2025. There were four new bank charters issued in calendar year 2025 and six issued in the 2024 calendar year. Comparing calendar years 2025 to 2024, the number of transactions of FDIC-insured banks acquiring or merging with other banks or credit unions increased 55%.
ACU reports the number of credit unions declined 16% from the end of calendar year 2020 to the end of calendar year 2025. Although the number of credit unions declined at a 3% compound annual rate during this period, aggregate assets increased at a compound annual rate of 6% and totaled $2.5 trillion as of December 31, 2025.
Despite continued industry consolidation, the average assets under management for our banking core clients grew from $1.29 billion to $1.42 billion, and the average assets under management for our credit union core clients grew from $1.20 billion to $1.31 billion.
Community and regional banks and credit unions are vitally important to the communities, consumers, and businesses they serve as well as to the local economies where they operate. Bank and credit union accountholders rely on these institutions to provide personalized, relationship-based service, and competitive financial products and services available through the accountholders' delivery channel of choice. Institutions are recognizing that attracting and retaining accountholders in today’s highly competitive financial industry and realizing near-term and long-term performance goals are often technology dependent. Banks and credit unions must implement technological solutions that enable them to:
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
•Delivering highly specialized core-agnostic complementary/payment products and services to banks and credit unions, including institutions not utilizing one of our core processing systems, and diverse corporate entities.
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
•Growing our market share of services to small and medium-sized businesses, offering features through banks and credit unions.
•Expanding market share and adoption of payments capabilities and digital solutions.
•Harnessing artificial intelligence ("AI") to boost internal efficiency and unlock new benefits for clients.
•Fostering an open ecosystem and access to high-grade fintechs.
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
The Jack Henry Platform also serves as a connective layer across our existing core systems, linking foundational core capabilities with newer, rapidly evolving innovations. By providing a unified integration framework, the platform enables solutions such as stablecoin capabilities, Rapid Transfers, and Tap2LocalTM to seamlessly extend across our core environments — allowing clients to adopt new functionality without disrupting their core operations.
Small and Medium-Sized Business (SMB) Strategy
We are focused on helping banks and credit unions grow and better serve their SMB customers by delivering innovative, easy-to-adopt capabilities that enhance payment experiences and improve cash flow management.

A key component of this strategy is expanding access to modern, embedded payment capabilities that are purpose-built for how SMBs and their customers transact today.
Tap2LocalTM enables secure, in-person payments by allowing businesses to accept transactions directly through compatible mobile devices, reducing the need for dedicated hardware and simplifying the payment experience. This functionality helps small businesses more easily accept payments in a variety of settings while maintaining a seamless and secure connection to their financial institution.
Rapid Transfers complements this capability by enabling faster movement of funds for both SMBs and consumers. By accelerating the availability of funds, Rapid Transfers helps improve liquidity, support more efficient cash flow management, and meet growing expectations for instant access to money. Together, these capabilities allow banks and credit unions to offer modern payment experiences that strengthen relationships with both business and retail accountholders.
Acquisition Strategy
We have a disciplined approach to acquisitions and have been successful in supplementing our organic growth with 36 strategic acquisitions since the end of fiscal year 1999. We continue to explore acquisitions that have the potential to:
•Expand our suite of complementary/payment products and services.
•Provide products and services that can be sold to both existing core and non-core clients as well as outside our core base to new clients.
•Accelerate our internal development efforts for technology modernization.
•Provide selective opportunities to sell outside our traditional markets in the financial services industry.
After 50 years in business, we have very few gaps in our product line, so it is increasingly difficult to find proven products or services that would enable our clients and prospects to better optimize their business opportunities or solve specific operational issues. In addition, we see few acquisition opportunities that would expand our market or enable our entry into adjacent markets within the financial services industry that are fairly priced or that we could assimilate into our Company without material distractions.
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
Our most recent acquisition was:

Fiscal Year	Company or Product Name	Products and Services
2026	Victor Technologies, Inc. ("Victor")	Provider of cloud-native, API-first direct-to-core embedded payments solutions.
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
•Our core agnostic solutions for banks, credit unions, and diverse corporate entities are specialized products and services assembled primarily through our focused diversification acquisition strategy. These core-agnostic solutions are compatible with a wide variety of information technology platforms and operating environments and offer a large number of complementary/payment solutions, including proven solutions for generating additional revenue and growth, increasing security and mitigating operational risks, and/or controlling operating costs. Our core agnostic products and services enhance the performance of banks and credit unions of all asset sizes and charters, and diverse corporate entities. These distinct products and services can be implemented individually or as solution suites to address specific business problems or needs and enable effective responses to dynamic industry trends.
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
Core banking platforms are:
•SilverLake System®, a robust system primarily designed for commercial-focused banks that currently serves banks with assets ranging from $1 billion to up to $55 billion. Some progressive smaller banks and de novo (start-up) banks also select SilverLake. This system is in use by over 500 banks, and now serves approximately 13% of the domestic banks in the $55 billion and under asset range.
•CIF 20/20®, a parameter-driven, easy-to-use system that now supports over 200 banks ranging from de novo institutions to those with assets of over $1 billion.
•Core Director®, a cost-efficient system with point-and-click operation that now supports approximately 200 banks ranging from de novo institutions to those with assets of over $2 billion.
Core credit union platform is:
•Symitar® (formerly known as Episys®), a robust system designed specifically for credit unions. It has been implemented by over 700 credit unions with assets ranging from $21 million to over $36 billion, and according to National Credit Union Administration ("NCUA") data, is the system implemented by more credit unions with assets exceeding $100 million than any other credit union core system.
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

Complementary Products and Services
We have a large number of complementary products and services that are targeted to our core banks and credit unions. Many of these are selectively sold to banks and credit unions that use other core processing systems.
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
Implementation and Training
Most of our bank and credit union clients contract with us for implementation and training services in connection with their core systems and additional complementary products.
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
•Industry experts to offer best practice technology and operational consulting services.
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
Digital Products and Services
Jack Henry Digital provides a unified platform of digital products and services, anchored by the Banno Digital Platform™. This native and browser-based banking solution empowers community and regional banks and credit unions to strategically enhance their digital offerings and compete effectively with larger banks and tech companies. It's a comprehensive business and retail open platform delivering attractive, fast, cloud-native applications for accountholders and cloud-based, core-connected back-office tools for employees. Our treasury platform is a separate digital product that services the needs of banks' larger commercial customers.
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
•PayrailzTM Payments Platform provides consumers and businesses with money movement options through their bank's or credit union's digital platforms. It supports our technology modernization strategy by providing next-generation, cloud-native digital payment capabilities to our payment ecosystem. This money movement payments platform incorporates AI to make predictive and proactive recommendations, a flexible modern user experience, a layered security model, an automated fraud feature powered by machine learning, and a contemporary, adaptable administrative portal. In addition to bill payment capabilities, we provide a 'pay a loan' feature, an 'open looped' real-time person-to-person ("P2P") solution, and account-to-account ("A2A") transfer features. The array of money movement options maintains consumer and business engagement with the bank or credit union.
•JHA PayCenterTM provides banks and credit unions with a single entry point to both Zelle® and Real Time Payments ("RTP") networks, and the Federal Reserve's FedNow® network. PayCenter manages the certification process and mandatory updates from the payment networks, simplifies integration with toolkits, and provides fraud monitoring. Banks and credit unions can send and receive transactions instantly 24 hours a day, 365 days a year, through our core and complementary solutions.
•Payments Orchestrator ("PO") is a modern API-first, direct-to-core embedded payments platform, for large corporate and bank-fintech partnerships that accelerate growth. It supports multiple payment rails to deliver instant payments, ACH processing, and wire transfers on a single API platform. PO embeds highly scalable Virtual Accounts with real-time reconciliation of inbound and outbound payments, and built agnostically to directly integrate with a core (currently today, integrates directly with Jack Henry SilverLake System®) for streamlined efficiency and a single source of truth.
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

Research and development expenses (in thousands) for fiscal 2026, 2025, and 2024 were $176,445, $162,771, and $148,256, respectively. We recorded capitalized software (in thousands) in fiscal 2026, 2025, and 2024 of $184,243, $172,445, and $167,175, respectively.
Sales and Marketing
We serve established, well-defined markets that provide ongoing sales and cross-sell opportunities.
The marketing and sales initiatives within the core business lines are primarily focused on identifying banks and credit unions evaluating alternative core information and transaction processing solutions. Our specialized core-agnostic niche solutions are sold to complement existing technology platforms to banks and credit unions of all asset sizes and charters.
Sales executives are responsible for the activities required to earn new clients in assigned territories, and regional account executives are responsible for nurturing client relationships and cross selling additional products and services. Our sales professionals receive base salaries and performance-based commission compensation. Sales support staff provide a variety of services, including product and service demonstrations, responses to prospect-issued requests-for-proposals, and proposal and contract generation. Our marketing department supports sales with lead generation, product adoption, and brand-building activities, including participation in state-specific, regional, and national trade shows; print and online advertising; client newsletters; ongoing promotional campaigns; and media relations. We also host an annual national education conference, which provides opportunities to network with existing clients and demonstrate new products and services.
Jack Henry has sold select products and services outside the United States, primarily in Latin America, the Caribbean and Canada. International sales accounted for less than 1% of Jack Henry’s total revenue in each of fiscal 2026, 2025, and 2024.
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
Our core solutions compete with large vendors that provide information and transaction processing solutions to banks and credit unions, including Fidelity National Information Services, Inc.; Fiserv, Inc.; Corelation, Inc.; and Finastra. Our core agnostic solutions compete with an array of disparate fintech vendors that provide niche solutions to financial services organizations and corporate entities.
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
Jack Henry is not chartered by the Office of the Comptroller of the Currency ("OCC"), the Board of Governors of the Federal Reserve System, the FDIC, the NCUA or other federal or state agencies that regulate or supervise depository institutions. However, operating as a service provider to banks and credit unions, Jack Henry’s operations are governed by the same regulatory requirements as those imposed on financial institutions, and subject to periodic reviews by FBA regulators who have broad supervisory authority to remedy any shortcomings identified in such reviews. Jack Henry is also subject to periodic examinations by the Consumer Financial Protection Bureau (“CFPB”), which provides supervision and enforcement related to federal consumer financial laws applicable to some products and services offered by our clients.
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
Human Capital
Our Associates
As of June 30, 2026, Jack Henry had approximately 7,300 full-time and part-time associates. Our associates are not covered by a collective bargaining agreement and there have been no labor-related work stoppages.
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
Business Innovation Groups ("BIGs"), which are open to all associates, help us to foster a culture of inclusion and belonging. These groups provide input and suggestions to address business problems and offer education and training to foster inclusion and belonging. As of June 30, 2026, we had over 1,800 unique associates and nearly 3,100 combined associates participating in six active BIGs. A significant portion of the Company’s associates work remotely on either a full-time or hybrid remote/office basis. The Company remains focused on equipping all associates with the tools necessary to effectively communicate, collaborate, and build connections in a remote environment, including ensuring leaders have the skills needed to effectively lead dispersed teams.
We seek to actively listen to our associates throughout the year using a defined and continuous listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, satisfaction, and sense of belonging, through channels such as our annual engagement survey, pulse surveys, skip-a-level interviews, and town halls. This comprehensive strategy allows us to respond to associate concerns, benefit from associate perspectives, and better design and develop processes to support our Company culture. Associates can learn about changes through our internal online news center, regular email communications, monthly Manager Forum events, quarterly associate update videos, or all-associate town hall meetings delivered by senior management.
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
Wellness and Safety
We emphasize the safety and well-being of our associates as a top priority. We define wellness holistically and include mental, physical, emotional, financial, psychological, and environmental considerations. Our benefit plan offerings include supportive and dedicated campaigns that communicate directly to associates about financial wellness, mental health, healthful nutrition and exercise, and other wellness topics. Associate well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies, as well as paid time off, adoption assistance, an employee assistance program, paid community volunteer hours, and a wellness day.
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
Business and Operating Risks
Data security breaches, failures, or other incidents could damage our reputation and business. Our business relies upon receiving, processing, storing, and transmitting sensitive information relating to our operations, associates, and clients. If we fail to maintain a sufficient digital security infrastructure, address security vulnerabilities and new threats, or deploy adequate technologies to secure our systems against attack, we may be subject to security breaches that compromise confidential information, including valuable intellectual property, proprietary information, trade secrets, know-how, or source code, which could lead to their theft, misuse, unauthorized disclosure, or misappropriation. Cybersecurity incidents, which, among other things, may result in unauthorized access to systems, service interruptions, malicious intrusions, exfiltration of data, ransomware, cyber-attacks, or operating failures, have become more sophisticated and more prevalent, have occurred in our systems in the past, and may occur in our systems in the future. Such incidents could adversely affect our ability to operate our business, damage our reputation and business, adversely affect our results of operations and financial condition, and expose us to liability. We rely on third parties for various business purposes, and these third parties face similar security risks. A security failure by one of these third parties could expose our data or subject our information systems to interruption of operations and security vulnerabilities. Our information systems rely on hardware, software, and other technological elements, whether developed in-house or provided by third parties, that occasionally need to be patched or updated to address existing or potential security vulnerabilities. If these vulnerabilities are not remediated in a timely manner, our systems and data may be at risk of compromise or interruption.
Our services and infrastructure are heavily reliant on the internet. Computer networks and the internet are vulnerable to disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. We are continually subject to attempts by unauthorized parties to access confidential information or to destroy data, often through the introduction of computer viruses, ransomware or malware, and cyber-attacks. The increasing sophistication of frontier artificial intelligence models is reshaping the cyber-attack landscape. The growing use of frontier AI models by unauthorized parties has changed the scale of cyber threats and speed and complexity of cyber-attacks, including automated phishing, deepfakes, the rapid development of new malware, and novel attack techniques targeting or leveraging AI systems and models. Further, the use of frontier AI allows these parties to identify and exploit software vulnerabilities faster and more broadly than ever before, including attacks targeting zero-day vulnerabilities that might not have been identified, or identified as quickly, without the use of frontier AI. The vulnerabilities targeted by these attacks are constantly evolving and can be difficult to identify, detect, prevent, or mitigate. We utilize technology, including artificial intelligence-enabled tools, to help defend against cybersecurity threats. However, threat actors are increasingly using similar technologies to identify vulnerabilities, automate attacks, and evade detection. If our security capabilities fail to keep pace with the evolving methods used by threat actors, our systems, data, operations, and reputation could be adversely affected. Those same parties may also attempt to fraudulently induce associates, clients, third-party service providers, or other authorized users of our systems through phishing schemes or other social engineering methods to disclose sensitive information to gain access to our data or that of our clients or their accountholders. We have experienced phishing attacks, social engineering attempts, and other cybersecurity incidents targeting our associates, clients, and systems. When successful, these coordinated attacks may result in data loss, exfiltration, and disruption to systems and services, and can damage our reputation as a secure financial technology company.
We are also subject to the risk that our associates may, unintentionally or with malicious intent, intercept and transmit unauthorized confidential or proprietary information or that corporate-owned devices used by associates are stolen, or client data media is lost in shipment. An interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a client or third-party could result in legal liability, remediation costs, regulatory action, and reputational harm, any of which could adversely affect our results of operations and financial condition.
Like other financial institution service providers, we continually face third-party attempts to discover and exploit system weaknesses or to circumvent our security measures. We regularly experience attacks and other malicious activities targeting our systems, services, infrastructure, and data, as well as those of our clients, third-party service providers, and other vendors. These activities continue to increase in frequency and sophistication. Despite implementing security controls and infrastructure designed to protect our systems and data, we have experienced cybersecurity incidents in the past and may experience them in the future. We cannot be certain that our efforts will be sufficient to combat all current and future technological risks and threats. These risks are further heightened by the fact that a significant portion of our associates and contractors work remotely outside of Company-controlled facilities using networks and devices that are not physically controlled by the Company, potentially limiting the effectiveness of our security controls. Advances in computer capabilities, breakthroughs in cryptography, the accelerating development, sophistication, and deployment of artificial intelligence technologies, or other technical developments could materially enhance the ability of threat actors to identify vulnerabilities, bypass controls, or otherwise compromise our systems, thereby rendering our security measures inadequate. Security risks may result in liability to our clients or other third parties, damage to our reputation, and may deter financial institutions from purchasing our products. The significant amount of capital and other resources we currently expend to protect against the threat of security breaches may prove insufficient to prevent a breach. We cannot ensure that any limitation-of-liability provisions in our client and user agreements, contracts with third-party service providers, or other contracts are sufficient to protect us from liabilities or damages with respect to claims relating to a security breach or similar matters. The insurance coverage we maintain to address data security risks may be insufficient to cover all types of claims or losses that may arise, and there is no assurance that such insurance coverage will continue to be available to us on economically reasonable terms, or at all. In the event of a security breach, we may need to spend substantial additional capital and resources alleviating problems caused by such breach. Under state, federal, and foreign laws, including those requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Addressing security problems may result in interruptions, delays, or cessation of service to users, any of which could harm our business.
Failure to maintain sufficient technological infrastructure or an operational failure in our outsourcing facilities could expose us to damage claims, increase regulatory scrutiny, and cause us to lose clients. Our products and services require substantial investments in technological infrastructure, and we continue to grow in the number of users, transactions, and data that our technological infrastructure supports. If we fail to adequately invest in and support our technological infrastructure and processing capacity, we may not be able to support our clients’ processing needs and may be more susceptible to interruptions and delays in services. Damage or destruction that interrupts our outsourcing operations could cause delays and failures in processing which could hurt our relationship with clients, damage our reputation, expose us to damage claims, and cause us to incur substantial additional expenses to relocate operations and repair or replace damaged equipment. Events that could cause operational failures include, but are not limited to, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, power losses, disruptions in telecommunications services, computer viruses or other malware, or other events. Our facilities are also subject to physical risks related to natural disasters or severe weather events, such as tornados, flooding, hurricanes, and heat waves. Climate change may increase the likelihood and severity of such events. Our back-up systems and procedures may prove insufficient or otherwise fail to prevent disruption, such as a prolonged interruption of our transaction processing services. If an interruption extends for more than several hours, we may experience data loss or a reduction in revenues due to such interruption. Any significant interruption of service could reduce revenue, harm our and our clients' reputations, result in damage claims, cause current and prospective clients to choose alternative service providers, and increase regulatory scrutiny of the critical services we provide to financial institutions, thereby increasing our compliance obligations and costs. Implementing modifications and upgrades to our technological infrastructure subjects us to inherent costs and risks associated with changing systems, policies, procedures, and monitoring tools.

Failures associated with payment transactions could result in financial loss. The volume and dollar amount of payment transactions that we process is significant and continues to grow. We direct the settlement of funds on behalf of financial institutions, other businesses, and consumers, and receive funds from clients, card issuers, payment networks, and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, Automated Clearing House (“ACH”) payments, real-time payments through faster payment networks (such as Zelle, RTP, and FedNow), and check clearing that support consumers, financial institutions, and other businesses. Such services are critical to our clients’ operations. If the continuity of operations, the integrity of our processing systems, or our ability to detect or prevent fraudulent payments were compromised in connection with payments transactions, our clients’ operations could be disrupted or adversely affected. Any such disruption could result in financial losses, reputational damage, legal or regulatory consequences, and other adverse effects for both our clients and us. In addition, we rely on various third parties to process transactions and provide services in support of the processing of transactions and funds settlement for certain of our products and services that we cannot provide ourselves. If we are unable to obtain such services in the future or if the price of such services becomes unsustainable, our business, financial position, and results of operations could be materially and adversely affected. In addition, we may issue short-term credit to consumers, financial institutions, or other businesses as part of the funds settlement process. A default on this credit by a counterparty could result in a financial loss to us.
Failures of third-party service providers we rely upon could lead to financial loss. We rely on third-party service providers to support key portions of our operations. We also rely on third-party service providers to provide part, or all, of certain services we deliver to clients. As we continue to move more computing, storage, and processing services out of our data centers and facilities and into third-party hosting environments like public cloud infrastructure providers.as well as private cloud co-location facilities, our reliance on these providers and their systems will increase. The migration of our products and services to these new cloud-based systems is complex and requires substantial expenditures. Furthermore, we face risks inherent in the conversion to any new system, including potential data loss and operational disruptions. We rely on a limited number of third-party service providers that provide significant portions of our hosting and technology infrastructure. While we have selected these third-party service providers carefully and conduct ongoing diligence and monitoring, we do not control their actions or operations. Any disruption, capacity constraints, interference, failure, cybersecurity incident, service degradation, or other interruption of these services by a third-party service provider could result in degraded performance, data loss, or prolonged outages and adversely affect our operations and our ability to deliver services to clients. Such a failure could lead to damage claims, loss of clients, reputational harm, increased costs, contractual disputes, regulatory scrutiny, and, depending on the duration and severity of the failure, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Third parties perform significant operational services on our behalf. These third-party service providers are subject to similar risks as us including, but not limited to, compliance with applicable laws and regulations, hardware and software defects, breakdowns or malfunctions, cybersecurity incidents, human error, failures in internal controls, power losses, disruptions in telecommunications services, computer viruses or other malware, natural disasters or severe weather events, or other events. One or more of our third-party service providers may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party service provider. Certain of our third-party service providers may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical third-party service provider is unable to meet our needs in a timely manner or if the services or products provided by such a third-party service provider are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products timely and cost-effectively, our clients could be negatively impacted, and it could have a material adverse effect on our business.
We operate in highly competitive and rapidly evolving markets and our business will be adversely affected if we fail to compete effectively. We vigorously compete with a variety of software vendors and service providers in all our major product lines. We compete on the basis of product quality, reliability, performance, ease of use, quality of support and services, integration with other products, and pricing. Some of our competitors may have advantages over us due to their size, product lines, greater marketing resources, or exclusive intellectual property rights. New competitors, including smaller start-ups, regularly appear with new products, services, and technology for financial institutions. We are also experiencing increasing competition from nontraditional market participants, including financial technology companies, payment-focused providers, and technology platforms that offer products, services, or alternative delivery models that compete with portions of our solutions. Certain competitors may be able to devote greater financial resources to innovation, respond more rapidly to changing client demands, or accept business and operating risks that differ from our approach. If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality, or otherwise attract our clients or prevent us from capturing new clients, we may need to lower prices or offer other terms that negatively impact our results of operations in order to successfully compete. Emerging technologies, evolving payment methods, and changing client preferences may alter how financial services products and services are delivered and consumed and could reduce demand for certain existing solutions or displace portions of traditional technology and payment processing models. If we are unable to adapt our products and services to these developments in a timely and cost-effective manner, our competitive position, revenues, growth prospects, and results of operations could be adversely affected. In addition, increased adoption of specialized point solutions may reduce demand for broader integrated offerings and result in the replacement of components of our existing product suite.
Failure to achieve favorable renewals of service contracts could negatively affect our business. Our contracts with our clients for outsourced data processing and electronic payment transaction processing services generally run for a period of six years. We will continue to experience a significant number of these contracts coming up for renewal each year. Renewal time presents our clients with the opportunity to consider other providers or to renegotiate their contracts with us, including reducing the services we provide or negotiating the prices paid for our services. Certain of our renewals have resulted in price compression between the former and renegotiated contracts. If that trend accelerates or becomes more pronounced, it could negatively impact our results of operations. If we are not successful in achieving high renewal rates upon favorable terms, revenues and profit margins will suffer. We may experience increased costs for services from our third-party service providers due to inflation or other cost expansion, but because our client contracts typically have longer terms than our third-party service provider contracts, our ability to pass on those higher costs to clients may be limited. If inflation or costs outpace our contractual ability to adjust pricing during the contractual terms of our client contracts, our revenues and profit margins could be negatively impacted.
If we fail to adapt our products and services to changes in technology and the markets we serve, we could lose existing clients and be unable to attract new business. The markets for our products and services are characterized by changing client and regulatory requirements and rapid technological changes. These factors and new product introductions by our existing competitors or by new market entrants could reduce the demand for our existing products and services, and we may be required to develop or acquire new products and services. In addition, competitors and other third parties may incorporate artificial intelligence into products and offerings more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Our future success is dependent on our ability to enhance our existing products and services in a timely manner and to develop or acquire new products and services. If we are unable to develop or acquire new products and services to address the needs of our clients, or if we fail to sell the new or enhanced products and services in which we have invested, we may incur unanticipated expenses or fail to achieve anticipated revenues, as well as lose prospective sales.
The increasing adoption of artificial intelligence (AI), machine learning (ML), and generative artificial intelligence into our products introduces significant and evolving risks that could lead to unintended consequences, result in reputational harm, and increased litigation. Our business currently utilizes AI and ML and we continue to evaluate and expand their use, including generative AI, to augment our products and services. While these technologies offer distinct business opportunities, they also bring evolving legal, regulatory, and operational risks. The regulatory landscape relating to these technologies is quickly and constantly evolving and requires significant resources to modify and maintain business practices to comply with applicable laws. Further, the ongoing tension between the states and the federal government regarding AI regulations is causing increased uncertainty and risk and compliance costs, particularly regarding the use of automated decision-making and other uses of AI technologies in high-risk industries, including the financial industry. This uncertainty has a broader impact than simply AI-targeted regulations and may expose us to claims of privacy rights violations or providing inadequate cybersecurity protections. From an operational standpoint, AI algorithms and training methodologies may create accuracy issues, unintended biases, factual errors, misrepresentations, offensive language, inappropriate statements, or other unexpected outcomes that could undermine product and service quality or lead to errors in our decision-making and solution development. Ineffective or inadequate AI development, testing, evaluation, deployment, content labeling, or governance may impair public acceptance or cause harm, resulting in offerings not working as intended, and we also face explainability risk from our potential inability to interpret or justify AI model decisions, which may lead to concerns about trust, regulatory compliance, and accountability. Furthermore, the uncertainty in the regulatory environment and our development and use of generative AI technologies expose us to evolving intellectual property risks, including the potential misuse of proprietary or confidential inputs, infringement of third-party rights, and uncertainty regarding the ownership of AI-generated outputs. Additionally, the use of AI tools by associates—whether authorized or not—for internal functions or business operations may result in unintended or unreliable outputs, which could negatively impact the quality, accuracy, or consistency of work product and decision-making. Our failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technology and could subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. These same risks apply to our third-party service providers who are implementing these tools into the products or services they provide to us. Any failures to manage and mitigate these risks by these third-party service providers may negatively affect the products and services we provide our clients.
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
Regulatory and Compliance Risks
The software and services we provide to our clients are subject to government regulation that could hinder the development of our business, increase costs, or impose constraints on the way we conduct our operations. The financial services industry is subject to extensive and complex federal and state regulation. As a supplier of software and services to financial institutions, portions of our operations are subject to ongoing supervision and examination by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the Consumer Financial Protection Bureau. Credit Unions are subject to supervision by the National Credit Union Administration. These federal agencies, and comparable state agencies, regulate services we provide and the way we operate, and we are required to comply with a broad range of applicable federal and state laws and regulations. We are routinely subject to the examination process with such regulators, which includes the identification of areas where we can improve our practices to better comply with the applicable regulations and guidelines. If regulators identify significant issues, or if we fail to meet supervisory remediation expectations, we could be subject to regulatory actions that could harm our client relationships and reputation. Failure by third parties, with whom we contract or partner, to comply with regulations or guidelines could also harm our relationships and reputation. Such failures could require significant expenditures to correct and could negatively affect our ability to retain clients and obtain new clients.
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
Moreover, the legislative and regulatory landscape continues to evolve to include alternative payment types, including digital and cryptocurrencies. The regulatory environment for crypto assets, stablecoins, and digital currencies is rapidly evolving, with increased oversight from federal and state regulatory agencies. Recent developments, including the GENIUS Act, and other legislative initiatives, bring increased oversight and more robust compliance obligations including consumer protection, anti-money laundering, sanctions compliance, operational resilience and recordkeeping requirements. We closely monitor legislative and regulatory changes to ensure any existing or new business models, product offerings, and risk and compliance programs adapt to new requirements. Any failure to comply with such laws and regulations could expose us to liability, regulatory scrutiny and/or reputational damage. Rapid changes to cryptocurrency laws and regulations could increase the costs and complexity of compliance, including associated recordkeeping costs, or could require us to change our business practices in a timeframe or manner adverse to our business. As we make significant investments in research, development, and marketing for new products in emerging technologies in an uncertain and rapidly changing regulatory landscape, we may not achieve immediate or expected returns.

Compliance with data privacy and cybersecurity laws, regulations, and rules may adversely impact our expenses, development, and strategy. We are subject to complex laws, rules, and regulations related to data privacy and cybersecurity, and each year, this regulatory landscape is rapidly changing. If we fail to comply with such requirements, we could be subject to reputational harm, regulatory enforcement, and litigation. The use, confidentiality, and security of private client information is under increased scrutiny. Regulatory agencies, Congress, state legislatures, and foreign regulatory and governmental bodies are considering numerous regulatory and statutory proposals to protect the interests of consumers and to require compliance with standards and policies that have not been defined. The number of state privacy and cybersecurity laws and regulations has grown tremendously over the past several years, resulting in an increasingly complex and fragmented regulatory landscape. This environment imposes comprehensive data privacy compliance obligations in relation to our collection and use of personal information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audits. These laws often include industry-specific requirements and broad consumer data protection obligations. While many of these frameworks share common principles, each jurisdiction imposes unique compliance standards, definitions, and obligations that may not align with one another. This lack of uniformity, combined with frequent legislative updates and regulatory amendments, creates ongoing challenges for organizations seeking to maintain consistent and compliant data governance practices across multiple jurisdictions. Further, the Federal Trade Commission (“FTC") and state attorneys general may interpret federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of data. In addition, compliance with these laws and regulations may require changes to our technology and our internal processes and procedures, including the way that we handle, process, and store data, which could divert company resources and negatively impact growth opportunities. We will also be affected by these regulations as a third-party provider to clients who are subject to such regulations and will seek our assistance in their compliance efforts.
Failure to comply or readily address compliance and regulatory rule changes made by payment card networks could adversely affect our business. We are subject to card association and network compliance rules governing the payment networks we serve, including Visa, MasterCard, Zelle, FedNow, and The Clearing House’s RTP network, and all rules governing the Payment Card Industry Data Security Standards. This environment imposes comprehensive data privacy and cybersecurity obligations in relation to our collection and use of personal information, including meeting specific cybersecurity standards and the obligation to demonstrate compliance through policies, procedures, training, and audits. Lack of compliance with these rules and standards, may have a severe impact on our ability to do business, including fines and penalties, loss of revenue, negative reputational impact, increased costs of operations, and disruption of services, including the inability to provide card processing services to our clients. Changes made by the payment networks may result in reduction in revenue, increased costs of operations, and negative impact on growth opportunities if company resources need to be diverted to address such changes.
Economic Conditions Risks
Natural disasters, public health crises, wars, acts of terrorism, other armed conflict, and workforce shortages could adversely affect our results of operations. The occurrence of, or threat of, natural disasters, widespread public health crises, political unrest, war, acts of terrorism, other armed conflicts involving the United States or foreign countries, or general workforce shortages can result in significant economic disruptions and uncertainties and could adversely affect our business, results of operation, and financial condition. The conditions caused by such events may affect the rate of spending by our clients and their ability to pay for our products and services, delay prospective clients’ purchasing decisions, interfere with our associates’ ability to support our business function, disrupt the ability of third-party providers we rely upon to deliver services, adversely impact our ability to provide on-site services or installations to our clients, or reduce the number of transactions we process, all of which could adversely affect our results of operation and financial position. We are unable to accurately predict the impact of such events on our business due to a number of uncertainties, including the duration, severity, geographic reach and governmental responses to such events, the impact on our clients’ and third-party service providers' operations, and our ability to continue to provide products and services, including the ability of our associates to work remotely. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Our business may be adversely impacted by general U.S. and global market and economic conditions or specific conditions in the financial services industry. We derive most of our revenue from products and services we provide to the financial services industry. If the general economic environment worsens, including if inflation or interest rates increase or remain at higher than recent historical levels, or if conditions or regulatory requirements within the financial services industry change—such as if financial institutions are required to increase reserve amounts, become subject to new regulatory assessments, or if tariffs or other trade restrictions are imposed or increased—clients may be less willing or able to pay the cost of our products and services, and we could face a reduction in demand from current and potential clients for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, a growing portion of our revenue is derived from transaction processing fees, which depend heavily on levels of consumer and business spending. Deterioration in general economic conditions could negatively impact consumer confidence and spending, resulting in reduced transaction volumes and our related revenues.
Consolidation and failures of financial institutions will continue to reduce the number of our clients and potential clients. Our primary market consists of approximately 4,300 commercial and savings banks and approximately 4,400 credit unions. The number of commercial banks and credit unions in the United States has experienced a steady decrease over recent decades due to mergers and acquisitions and financial failures and we expect this trend to continue as more consolidation occurs. Such events may reduce the number of our current and potential clients, which could negatively impact our results of operations. A client who merges with, or is acquired by, an entity that is not our client, or a client that is closed by regulatory action, can lead to a reduction or loss of services and negatively impact our results of operation.
Acquisition Risks
Our selective pursuit of strategic transactions may be limited by market conditions, which could impact our ability to complement our organic growth. While our primary growth strategy focuses on organic initiatives, we may from time to time selectively evaluate and pursue strategic transactions, including acquisitions, to complement our existing business. We have historically augmented the growth of our business with a number of acquisitions and our current strategy prioritizes a disciplined and selective approach to such transactions. A successful selective transaction strategy depends on our ability to identify, negotiate, and finance suitable opportunities on favorable terms. However, intense competition, from both within and outside our industry, for attractive acquisition opportunities may increase purchase prices and reduce the availability of transactions that meet our investment criteria, which could adversely affect our ability to complement our organic growth strategy through acquisitions.
Any transactions we pursue subject us to operational, financial, and integration risks. Strategic transactions are difficult to evaluate, and our due diligence may not identify all potential liabilities or valuation issues. We may also be subject to risks related to cybersecurity incidents or vulnerabilities of the acquired company and the acquired systems. We may not be able to successfully integrate acquired companies, products, or services. We may encounter problems with the integration of these new businesses, including: financial control and computer system compatibility; unanticipated costs and liabilities, including inherited undiscovered liabilities such as past data breaches, cybersecurity vulnerabilities, or intellectual property infringement from the acquired entities; unanticipated quality or client problems with acquired products or services; differing regulatory and industry standards; diversion of management's attention; adverse effects on existing business relationships with suppliers and clients; loss of key associates; and significant depreciation and amortization expenses related to acquired assets. To finance any such transactions, we may have to increase our borrowing or sell equity or debt securities to the public. If we fail to successfully integrate our acquisitions, our business, financial condition, and results of operations could be materially and adversely affected. Failed acquisitions could also produce material and unpredictable impairment charges as we review our acquired assets.
Intellectual Property Risks
If others claim that we have infringed their intellectual property rights, we could be liable for significant damages or could be required to change our processes. We have agreed to indemnify many of our clients against claims that our products and services infringe on the proprietary rights of others. We also use certain open- source software in our products, which may subject us to suits by persons claiming ownership of what we believe to be open-source software. Our use of open-source software with permissive licenses may subject us to compliance claims or operational liabilities. By the terms of certain restrictive open-source licenses, if we combine our proprietary software with open-source software in a certain manner, we could be required to publicly release the source code of our proprietary software, which could result in a loss of our competitive advantage. Additionally, open-source licensors generally do not provide warranties or indemnification against intellectual property infringement or for the security of the code. Infringement claims have been and will in the future be asserted with regard to our software solutions and services. Such claims, whether with or without merit, are time-consuming, may result in costly litigation and may not be resolved on terms favorable to us. If our defense of such claims is not successful, we could be forced to pay damages or could be subject to injunctions that would cause us to cease making or selling certain applications or force us to redesign applications.
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
The loss of key associates and difficulties in hiring and retaining associates could adversely affect our business. We depend on the contributions and abilities of our senior management and other key associates, particularly for highly specialized technical personnel with expertise in cybersecurity, artificial intelligence, machine learning, and data science. Our Company has grown significantly in recent years and our management remains concentrated in a small number of highly qualified individuals. If we lose one or more of our key associates, we could suffer a loss of managerial experience, and management resources would have to be diverted from other activities to compensate for this loss. We do not have employment agreements with any of our executive officers. We continue to face a competitive market for hiring and retaining skilled associates, especially highly specialized technical personnel. Competition for these professionals has led to wage inflation in the technology sector. Difficulties in hiring and retaining skilled associates may restrict our ability to adequately support our business needs and/or result in increased personnel costs. These challenges are further compounded by the fact that a substantial portion of our workforce operate in hybrid or fully remote arrangements, which introduces additional complexities related to employee engagement, collaboration, training, and the preservation of corporate culture. As we navigate these dynamics, there is no guarantee that we will be able to attract and retain the personnel necessary to maintain the Company’s strategic direction.
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
The impairment of a significant portion of our goodwill and intangible assets would adversely affect our results of operations. Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets as of June 30, 2026. On an annual basis, and whenever circumstances require, we review our goodwill and intangible assets for impairment. If the carrying value of a material asset is determined to be impaired, it will be written down to fair value by a charge to operating earnings. An impairment of a significant portion of our goodwill or intangible assets could have a material negative effect on our operating results.
Changes in interest rates could increase our borrowing costs or result in decreased interest income. Our current credit facilities bear interest at variable rates, which expose us to interest rate risk. We may require additional or increased borrowings in the future under existing or new debt facilities to support operations, finance selective strategic transactions, or fund stock repurchases. Increases in interest rates on our variable-rate debt would increase our interest expense, which could negatively impact our results of operations. Conversely, if interest rates substantially decrease, we would collect less interest income on settlement accounts.
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
As of the date of this filing, we have not determined that any known cybersecurity threat, including those arising from prior incidents, has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition.
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
Cybersecurity Governance and Oversight
Our Board of Directors has ultimate oversight of risk management and has delegated responsibility for enterprise and operational risks, including cybersecurity, to the Board’s Risk and Compliance Committee. This Committee includes members with specific experience in technology and cybersecurity oversight.This Committee oversees Jack Henry’s risk assessment and management programs and reviews risk preparedness. The Audit Committee oversees financial risks and would be informed of any material cybersecurity incident that could potentially have a material impact on our financial statements. The Chief Information Security Officer (“CISO”) reports quarterly to the Risk and Compliance Committee and to the full Board of Directors on information security matters. The CISO also meets with the Risk and Compliance Committee at least annually to evaluate our overall security environment and organization.
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

ITEM 2.   PROPERTIES
We own 154 acres located in Monett, Missouri on which we maintain eight office buildings, plus shipping and receiving, security, and maintenance buildings. We also own buildings in Allen, Texas; Birmingham, Alabama; Angola, Indiana; Shawnee Mission, Kansas; and Springfield, Missouri. Our owned facilities represent approximately 653,000 square feet of office space in five states. We have 16 leased office facilities in 13 states, which total approximately 402,000 square feet. All our owned and leased office facilities are for normal business purposes.

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
On August 12, 2026, there were approximately 299,461 holders of the Company’s common stock, including individual participants in security position listings.
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price of Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2026 - April 30, 2026	158,770	$162.14	158,770	1,471,178
May 1, 2026 - May 31, 2026	622,396	$140.67	622,396	5,848,782
June 1, 2026 - June 30, 2026	385,028	$131.06	385,028	5,463,754
Total	1,166,194	$140.42	1,166,194	5,463,754
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 8, 2026 were for 40.0 million shares, which includes an authorization on that date of an additional 5.0 million shares. Under these authorizations, the Company has repurchased and not re-issued 34,526,862 shares and has repurchased and re-issued 9,384 shares. The authorizations have no specific dollar or share price targets and no expiration dates.

Performance Graph
The following chart presents a comparison for the five-year period ended June 30, 2026, of the market performance of the Company’s common stock with the Standard & Poor's 500 ("S&P 500") Index and the Standard & Poor's Composite 1500 Software & Services ("S&P 1500 Software & Services") Index. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack Henry & Associates, Inc., the S&P 500 Index, and the S&P 1500 Software & Services Index

$350
$300
$250
$200
$150
$100
$50
$0
6/21
6/22
6/23
6/24
6/25
6/26
JKHY
S&P 500
S&P 1500

The following information depicts a line graph with the following values:

	2021	2022	2023	2024	2025	2026
JKHY	100.00	111.31	104.69	105.24	115.67	89.76
S&P 500	100.00	89.38	106.90	133.15	153.34	187.57
S&P Composite 1500 Software & Services	100.00	83.56	108.45	138.00	161.76	125.48
This comparison assumes $100 was invested on June 30, 2021, and assumes reinvestments of dividends.
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

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section provides management's view of the Company's financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements, and related notes included elsewhere in this report. All dollar and share amounts, except per share amounts, are in thousands and discussions compare fiscal 2026 to fiscal 2025. Discussions of fiscal 2024 items and comparisons between fiscal 2024 and fiscal 2025 that are not included in this Form 10-K can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,300 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve over 7,200 clients and consist of integrated data processing systems solutions to banks ranging from de novo to multi-billion-dollar institutions with up to $55 billion in assets, core data processing solutions for credit unions of all sizes, and core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery in our private and public cloud.
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
We believe our primary competitive advantage is client service. Our support infrastructure and strict standards provide service levels that generate high levels of client satisfaction and retention. We consistently measure and monitor client satisfaction using a variety of surveys, such as an annual survey on the client's anniversary date and randomly-generated online surveys initiated each day by routine support requests to ensure feedback is received throughout the year. Dedicated surveys are also used to grade specific aspects of our client experience, including product implementation, education, and consulting services.
Our two primary revenue streams are "services and support" and "processing." Services and support includes: "private and public cloud" revenues that predominantly have contract terms of six years at inception; "product delivery and services" revenues, which include revenues from the sales of licenses, implementation services, deconversions, consulting, and hardware; and "on-premise support" revenues, composed of maintenance fees that primarily contain annual contract terms. Processing includes: "remittance" revenues from payment processing, remote capture, and ACH transactions; "faster payments" revenues from electronic payment services, "card" revenues, including card transaction processing and monthly fees; and "transaction and digital" revenues, which include transaction and mobile processing revenues. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins.
We have four reportable segments: Core, Payments, Complementary, and Corporate Services (which prior to the third quarter of fiscal 2026 was referred to as Corporate and Other). The respective segments include all related revenues along with the related cost of revenue.

A detailed discussion of the major components of the results of operations follows.

RESULTS OF OPERATIONS
FISCAL 2026 COMPARED TO FISCAL 2025
In fiscal 2026, total revenue increased 7.1% or $169,051, compared to fiscal 2025. Reducing total revenue for deconversion revenue of $42,830 in the current fiscal year and $33,905 in the prior fiscal year and for acquisition revenue of $5,193 in the current fiscal year and revenue related to a contract change of $15,874 in the prior fiscal year, results in a 7.3% increase, or $170,807. This increase was mainly driven by non-acquisition-related growth in data processing and hosting within cloud revenue as new clients were added and volumes expanded, card processing revenue primarily from monthly service and risk management fees, Jack Henry digital and transaction revenue as active monthly users and volumes increased, and faster payments and payment processing revenues from expanding volumes and new client revenue.
Operating expenses increased 5.7%, or $102,733, in fiscal 2026 compared to fiscal 2025. Reducing total operating expenses for deconversion costs of $12,878 in the current fiscal year and $6,242 in the prior fiscal year and for acquisition costs of $8,152 and a gain on assets of $6,829 in the current fiscal year and costs related to a contract change of $13,516 in the prior fiscal year, results in a 6.1% increase, or $108,291. This increase was primarily due to higher personnel costs including increases in compensation costs during the trailing twelve months, increased direct costs generally commensurate with growth in the related lines of revenue, and higher amortization of capitalized software.
As we move into fiscal 2027 we continue to be excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our shareholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. We believe our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued revenue growth with strong margin expansion, benefiting our associates, clients, and shareholders.
A detailed discussion of the major components of the results of operations for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 follows.
REVENUE

Services and Support Revenue	Year Ended June 30,		% Change
	2026	2025
Services and support	$1,448,003	$1,361,737	6.3%
Percentage of total revenue	57%	57%
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
In the fiscal year ended June 30, 2026, services and support revenue increased 6.3% compared to the prior fiscal year. Reducing total services and support revenue by deconversion revenue for each year, which totaled $42,830 in fiscal 2026 and $33,905 in fiscal 2025 and by revenue related to a contract change of $15,874, services and support revenue grew 7.1%. This increase was primarily driven by growth in data processing and hosting revenue within private and public cloud revenue, higher consulting, work orders and release fees revenue, a rise in implementation revenue, and increased license and hardware revenue partially offset by the decrease in software usage revenue.

Processing Revenue	Year Ended June 30,		% Change
	2026	2025
Processing	$1,096,336	$1,013,551	8.2%
Percentage of total revenue	43%	43%
Processing revenue includes: "remittance" revenue from payment processing, remote capture, and ACH transactions; "faster payments" revenues from electronic payment services, "card" fees, including card transaction processing and monthly fees; and "transaction and digital" revenue, which includes transaction and mobile processing fees.

Processing revenue increased 8.2% for the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. This increase was mainly driven by growth in card revenue from monthly service and risk management fees, improvement in Jack Henry digital and transaction revenue from a higher number of active users on our digital platform, and a rise in faster payments revenue.
OPERATING EXPENSES

Cost of Revenue	Year Ended June 30,		% Change
	2026	2025
Cost of revenue	$1,433,651	$1,360,747	5.4%
Percentage of total revenue	56%	57%
Cost of revenue for fiscal 2026 increased 5.4% compared to fiscal 2025. Reducing total cost of revenue for deconversion costs of $7,420 in the current fiscal year and $3,517 in the prior fiscal year and for acquisition costs in the current fiscal year of $6,225 and costs related to a contract change in the prior fiscal year of $13,516 results in a 5.7% increase. This increase was primarily due to higher personnel costs, including compensation and benefit costs, partially related to trailing twelve month headcount growth, higher direct costs generally consistent with increases in related lines of revenue, as well as higher amortization of capitalized software and increased internal licenses and fees. Cost of revenue decreased 1% as a percentage of total revenue for fiscal 2026 compared to fiscal 2025.

Research and Development	Year Ended June 30,		% Change
	2026	2025
Research and development	$176,445	$162,771	8.4%
Percentage of total revenue	7%	7%
We devote significant effort and expense to develop new software and service products and continually upgrade and enhance our existing offerings. We believe our research and development efforts are highly efficient because of the extensive experience of our research and development staff and because our product development is highly client driven.
Research and development expenses for fiscal 2026 increased 8.4% compared to fiscal 2025. Reducing total research and development costs for acquisition costs in the current fiscal year of $1,803 results in a 7.3% increase. This increase was mainly due to higher personnel costs, including compensation and benefit costs, partially related to trailing twelve month headcount growth. The increase in this expense category for the current fiscal year reflects our continuing commitment to the development of strategic products. Research and development expense remained consistent as a percentage of total revenue for fiscal 2026 compared to fiscal 2025.

Selling, General, and Administrative	Year Ended June 30,		% Change
	2026	2025
Selling, general, and administrative	$299,210	$283,055	5.7%
Percentage of total revenue	12%	12%
Selling, general, and administrative costs included all expenses related to sales efforts, commissions, finance, legal, and human resources, plus all administrative costs.
Selling, general, and administrative expenses for fiscal 2026 increased 5.7% compared to fiscal 2025. Reducing total selling, general, and administrative expense for deconversion costs from each year, which totaled $5,457 in fiscal 2026 and $2,725 in fiscal 2025, a gain on assets of $6,829 and acquisition costs of $124 in the current fiscal year, results in a 7.2% increase. This increase was primarily due to higher personnel costs, including increased medical costs due to second-half fiscal 2026 normalization trends and higher compensation tied to trailing twelve month headcount growth. Selling, general, and administrative expenses remained consistent as a percentage of total revenue for fiscal 2026 compared to fiscal 2025.

INTEREST INCOME AND EXPENSE	Year Ended June 30,		% Change
	2026	2025
Interest income	$23,144	$27,759	(16.6)%
Interest expense	$(5,387)	$(10,438)	(48.4)%
Interest income decreased over the prior fiscal year due to decreased interest earned on balances fiscal year over fiscal year. Interest expense decreased in fiscal 2026 mainly due to the timing and amounts of borrowed and repaid balances ending the current fiscal year with $40,000 remaining debt outstanding.

PROVISION FOR INCOME TAXES	Year Ended June 30,		% Change
	2026	2025
Provision for income taxes	$150,014	$130,288	15.1%
Effective rate	23.0%	22.2%
The increase in the Company's effective tax rate in fiscal 2026 compared to fiscal 2025 was primarily due to investment tax credit benefits recognized in fiscal 2025 that did not recur in fiscal 2026, as well as differences in the tax effects of stock-based compensation between the two periods.

NET INCOME	Year Ended June 30,		% Change
	2026	2025
Net income	$502,776	$455,748	10.3%
Diluted earnings per share	$6.98	$6.24	11.9%
Net income grew 10.3% to $502,776, or $6.98 per diluted share, in fiscal 2026 from $455,748, or $6.24 per diluted share, in fiscal 2025. The diluted earnings per share increase fiscal year over fiscal year was 11.9%. This increase was primarily due to non-acquisition-related growth in our lines of revenue partially offset by higher operating expenses and increased provision for income taxes in fiscal 2026 compared to fiscal 2025 .

REPORTABLE SEGMENT DISCUSSION
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services (formerly “Corporate and Other”). The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to them based on various factors, including performance against trend, budget, and forecast for the fiscal years ended June 30, 2026, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal year ended June 30, 2026, the Company realigned a product from the Corporate Services segment to the Complementary segment. As a result of this realignment, adjustments were made during the fiscal year ended June 30, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal years ended June 30, 2025 and 2024, from the Corporate Services segment to the Complementary segment. Revenue reclassed for the fiscal years ended June 30, 2025 and 2024, was $13,209 and $12,402, respectively. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, was $2,970 and $2,840, respectively.

Immaterial adjustments have been made between segments during the fiscal year ended June 30, 2026, to reclassify revenue and cost of revenue that was recognized for the fiscal years ended June 30, 2025 and 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Complementary segment, was $6,353 and $5,471, respectively. Revenue reclassed for the fiscal year ended June 30, 2024, from the Core segment to the Corporate Services segment, was $5. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Complementary segment, was $1,864 and $1,768, respectively. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Corporate Services segment, was $269 and $277, respectively.

Core	Year Ended June 30,
	2026	% Change	2025
Revenue	$768,452	4.8%	$732,924
Cost of Revenue	$304,886	3.3%	$295,239
In fiscal 2026, revenue in the Core segment increased 4.8% compared to fiscal 2025. Reducing total Core revenue by deconversion revenue from both fiscal years, which totaled $16,605 in fiscal 2026 and $14,765 in fiscal 2025 and by revenue related to a contract change of $15,874 in the prior fiscal year, Core segment revenue increased 7.1%. This increase was primarily driven by non-acquisition-related increases in our data processing and hosting revenue within cloud and a rise in consulting, work orders, and release revenue. Cost of revenue in the Core segment increased 3.3% for fiscal 2026 compared to fiscal 2025. Reducing total Core cost of revenue by deconversion costs from both fiscal years, which totaled $4,566 in fiscal 2026 and $2,096 in fiscal 2025 and by costs related to a contract change of $13,516 in the prior fiscal year, Core segment cost of revenue increased 7.4%. This increase was primarily due to higher personnel costs, including compensation and benefit costs, partially related to trailing twelve month headcount growth. Core segment cost of revenue remained consistent as a percentage of revenue for fiscal 2026 compared to fiscal 2025.

Payments	Year Ended June 30,
	2026	% Change	2025
Revenue	$936,006	7.2%	$873,498
Cost of Revenue	$479,539	4.2%	$460,151
In fiscal 2026, revenue in the Payments segment increased 7.2% compared to fiscal 2025. Reducing total Payments revenue by deconversion revenue from both fiscal years, which totaled $13,660 in fiscal 2026 and $11,159 in fiscal 2025 and by acquisition revenue of $5,193 in the current fiscal year, Payments segment revenue increased 6.4%. This increase was primarily driven by growth within card revenue and faster payments and payment processing revenues. Cost of revenue in the Payments segment increased 4.2% for fiscal 2026 compared to fiscal 2025. Reducing total Payments cost of revenue by deconversion cost of revenue from both fiscal years, which totaled $717 in the current fiscal year and $288 in the prior fiscal year and by acquisition cost of revenue of $5,854 in the current fiscal year, Payments segment cost of revenue increased 2.8%. This increase was primarily due to increased direct costs related to growth in the card, faster payments, and payment processing revenue lines and higher personnel costs, including compensation and benefit costs, partially related to trailing twelve month headcount growth. Payments segment cost of revenue decreased 2% as a percentage of revenue for fiscal 2026 compared to fiscal 2025.

Complementary	Year Ended June 30,
	2026	% Change	2025
Revenue	$752,214	8.3%	$694,771
Cost of Revenue	$286,726	6.3%	$269,657
Revenue in the Complementary segment increased 8.3% for fiscal 2026 compared to fiscal 2025. Reducing total Complementary revenue by deconversion revenue from both fiscal years, which totaled $12,219 in fiscal 2026 and $7,709 in fiscal 2025, Complementary segment revenue increased 7.7%. This increase was primarily driven by non-acquisition-related revenue increases in hosting within cloud and digital revenue. Cost of revenue in the Complementary segment increased 6.3% for fiscal 2026 compared to fiscal 2025. Reducing total Complementary cost of revenue by deconversion costs from both fiscal years, which totaled $2,119 in fiscal 2026 and $1,119 in fiscal 2025, Complementary segment cost of revenue increased 6.0%. This increase was primarily due to higher direct costs related to the non-acquisition-related growth in hosting within cloud and digital revenue lines and higher personnel costs, including compensation and benefit costs, partially related to trailing twelve month headcount growth. Complementary segment cost of revenue decreased 1% as a percentage of revenue for fiscal 2026 compared to fiscal 2025.

Corporate Services	Year Ended June 30,
	2026	% Change	2025
Revenue	$87,667	18.3%	$74,095
Cost of Revenue	$362,500	8.0%	$335,700
Revenue in the Corporate Services segment increased 18.3% for fiscal 2026 compared to fiscal 2025. This increase was mainly due to increased license and hardware revenue, growth in processing fees revenue, and a rise in subscriptions revenue within on-premise support. Deconversion revenue, acquisition revenue, and/or revenue related to a contract change did not significantly affect Corporate Services revenue year over year.
Cost of revenue for the Corporate Services segment includes direct costs from hardware and other products and services and our technology infrastructure costs and increased 8.0% for fiscal 2026 compared to fiscal 2025. Reducing total Corporate Services cost of revenue by deconversion cost of revenue from both fiscal years, which totaled $18 in fiscal 2026 and $14 in fiscal 2025 and acquisition cost of revenue of $371 in the current fiscal year, Corporate Services segment cost of revenue increased 7.9%. This increase was primarily related to higher personnel costs, including increased medical costs from second-half normalization trends and higher compensation tied to trailing twelve month headcount growth, a rise in internal licenses and fees, and increased direct costs related to hardware.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents decreased to $12,056 at June 30, 2026, from $101,953 at June 30, 2025. The following table summarizes net cash from operating activities in the consolidated statements of cash flows:

	Year Ended
	June 30,
	2026	2025
Net income	$502,776	$455,748
Non-cash expenses	374,296	231,613
Change in receivables	(29,268)	15,056
Change in deferred revenues	9,099	(25,559)
Change in other assets and liabilities	(94,943)	(35,354)
Net cash provided by operating activities	$761,960	$641,504
Cash provided by operating activities for fiscal 2026 increased 18.8% compared to fiscal 2025, primarily due to the change in deferred income taxes fiscal year over fiscal year. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, for capital expenditures, and for acquisitions.
Cash used in investing activities for fiscal 2026 totaled $277,738 and included: $184,243 for the ongoing enhancements and development of existing and new product and service offerings; capital expenditures on facilities and equipment of $67,103, mainly for the purchase of computer equipment; $42,390 for an acquisition; $13,721 for the purchase of investments; and $4,108 for the purchase and development of internal use software. These expenditures were partially offset by $32,827 of proceeds from the sale of assets and proceeds from investments of $1,000.
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
Financing activities used cash of $574,119 for fiscal 2026 and included: $448,173 for the purchase of treasury shares and $170,405 for dividends paid to stockholders. These expenditures were partially offset by borrowings and repayments on our credit facilities which netted to borrowings of $40,000 and $4,459 of net cash inflow related to stock-based compensation.

Financing activities used cash in fiscal 2025 of $345,672 and included $164,644 for dividends paid to stockholders; borrowings and repayments on our revolving credit facility which netted to repayments of $150,000; and $35,051 for the purchase of treasury shares. These expenditures were partially offset by $4,023 of net cash inflow related to stock-based compensation.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $67,103 and $53,358 for fiscal years ended June 30, 2026, and June 30, 2025, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from cash generated by operations. At June 30, 2026, the Company had $32,952 of significant outstanding purchase commitments related to property and equipment. We assessed our liquidity needs throughout fiscal 2026, and determined we had adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated funding needs. We will continue to monitor and assess these needs going forward.
At June 30, 2026, the Company had contractual obligations of $2,177,592, including operating lease obligations, and $2,135,981 related to off-balance sheet contractual purchase obligations. Included in off-balance sheet contractual purchase obligations were a renewing customer agreement, server and cloud enrollment agreement, and a volume licensing agreement that were signed in June 2026 and together added $94,146 to contractual obligations spread evenly over the next three fiscal years beginning in fiscal 2027. Contractual obligations exclude $24,905 of liabilities for uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement.
On September 30, 2025, the Company acquired substantially all the assets of Victor for $42,390 paid in cash. The primary reason for the acquisition was to expand the Company's capabilities in the Payments-as-a-Service market. Victor is a cloud-native, API-first provider of direct-to-core embedded payments solutions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions affecting the Company include the permanent restoration of immediate expensing for domestic research and development (“R&D”) expenditures, an election to deduct the unamortized balance of domestic R&D expenditures that were previously capitalized under the Tax Cuts and Jobs Act of 2017 (“TCJA”), and the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation did not materially impact the effective tax rate in the current period, and the Company does not anticipate a material impact in future periods. However, the Company had a significant reduction in cash tax payments and income taxes payable for the current fiscal year as well as a decrease in deferred tax assets related to the key provisions cited above. All tax effects of the change in tax law on current or deferred tax balances have been recorded as a component of the income tax provision related to continuing operations.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. During fiscal 2026, the Board of Directors authorized an increase of 5,000 shares to the existing share repurchase program. At June 30, 2026, there were 34,527 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,464 additional shares. The total cost of treasury shares at June 30, 2026 was $2,343,397. During fiscal 2026, the Company repurchased 2,947 treasury shares for $448,173. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had authority to repurchase up to 3,411 additional shares.

Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $40,000 outstanding under the credit facility at June 30, 2026.
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
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bore interest at the prime rate less 1.0%. The line of credit expired on July 17, 2026. There was no balance outstanding at June 30, 2026.

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The Company adopted this ASU for the fiscal year ending June 30, 2026, with prospective application. Additional information regarding the Company's income tax rate reconciliations, including the application of the provisions of ASU 2023-09 for the fiscal year ending June 30, 2026, is included in Note 8 to the consolidated financial statements.

Not Adopted at Fiscal Year End
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
Revenue Recognition
We generate revenue from data processing, transaction processing, professional services, and hardware sales.
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
We had $40,000 outstanding debt with variable interest rates as of June 30, 2026, and a 1% increase in our borrowing rate would increase our annual interest expense by $400.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jack Henry & Associates, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Jack Henry & Associates, Inc. and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – estimating variable consideration

As described in Notes 1 and 2 to the consolidated financial statements, the Company recorded revenue of $2.544 billion for the year ended June 30, 2026. The Company enters into contracts with its clients that may include multiple types of goods and services. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring goods and services to the client. The Company’s contracts with its clients frequently contain some component of variable consideration. Management estimates variable consideration in its contracts primarily using the expected value method, based on both historical and current information. Where appropriate, the Company may constrain the estimated variable consideration included in the transaction price in the event of a high degree of uncertainty as to the final consideration amount. At contract inception, management assesses the solutions and services promised in its contracts with clients and identifies a performance obligation for each promise to transfer to the client a solution or service (or bundle of solutions or services) that is distinct - that is, if the solution or service is separately identifiable from other items in the arrangement and if the client can benefit from the solution or service on its own or together with other resources that are readily available. The Company recognizes revenue when or as it satisfies each performance obligation by transferring control of a solution or service to the client. Significant judgment is used in the estimate of variable consideration of client contracts that are long-term and include varying transactional volumes.

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
August 28, 2026

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
As of June 30, 2026, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded the Company’s internal control over financial reporting as of June 30, 2026, was effective.
The Company’s internal control over financial reporting as of June 30, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Item 8.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	Year Ended
	June 30,
	2026	2025	2024

REVENUE	$2,544,339	$2,375,288	$2,215,543

EXPENSES
Cost of Revenue	1,433,651	1,360,747	1,299,477
Research and Development	176,445	162,771	148,256
Selling, General, and Administrative	299,210	283,055	278,419
Total Expenses	1,909,306	1,806,573	1,726,152

OPERATING INCOME	635,033	568,715	489,391

INTEREST INCOME
Interest Income	23,144	27,759	25,012
Interest Expense	(5,387)	(10,438)	(16,384)
Total Interest Income	17,757	17,321	8,628

INCOME BEFORE INCOME TAXES	652,790	586,036	498,019

PROVISION FOR INCOME TAXES	150,014	130,288	116,203

NET INCOME	$502,776	$455,748	$381,816

Basic earnings per share	$7.00	$6.25	$5.24
Basic weighted average shares outstanding	71,866	72,874	72,867

Diluted earnings per share	$6.98	$6.24	$5.23
Diluted weighted average shares outstanding	72,043	73,045	73,025

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	June 30, 2026	June 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,056	$101,953
Receivables, net	349,111	317,977
Income tax receivable	6,899	—
Prepaid expenses and other	193,488	180,151
Deferred costs	78,369	75,777
Assets held for sale	9,172	5,606
Total current assets	649,095	681,464
PROPERTY AND EQUIPMENT, net	220,470	220,964
OTHER ASSETS:
Non-current deferred costs	226,853	207,861
Computer software, net of amortization	656,288	617,029
Other non-current assets	504,884	443,624
Customer relationships, net of amortization	42,419	48,440
Other intangible assets, net of amortization	17,962	19,791
Goodwill	827,740	804,797
Total other assets	2,276,146	2,141,542
Total assets	$3,145,711	$3,043,970
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,935	$28,186
Accrued expenses	226,541	207,434
Accrued income taxes	—	9,679
Deferred revenues	294,763	290,485
Total current liabilities	556,239	535,784
LONG-TERM LIABILITIES:
Non-current deferred revenues	77,709	72,889
Deferred income tax liability	366,058	240,026
Debt	40,000	—
Other long-term liabilities	53,756	64,439
Total long-term liabilities	537,523	377,354
Total liabilities	1,093,762	913,138
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,597,621 shares issued at June 30, 2026; 104,415,989 shares issued at June 30, 2025	1,046	1,044
Additional paid-in capital	689,135	652,218
Retained earnings	3,705,165	3,372,794
Less treasury stock at cost 34,526,862 shares at June 30, 2026; 31,579,598 shares at June 30, 2025	(2,343,397)	(1,895,224)
Total stockholders' equity	2,051,949	2,130,832
Total liabilities and equity	$3,145,711	$3,043,970

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Year Ended June 30,
	2026	2025	2024

PREFERRED SHARES:	—	—	—

COMMON SHARES:
Shares, beginning of year	104,415,989	104,245,089	104,088,784
Shares issued for equity-based payment arrangements	88,203	91,252	65,766
Shares issued for Employee Stock Purchase Plan	93,429	79,648	90,539
Shares, end of year	104,597,621	104,415,989	104,245,089

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of year	$1,044	$1,042	$1,041
Shares issued for equity-based payment arrangements	1	1	—
Shares issued for Employee Stock Purchase Plan	1	1	1
Balance, end of year	$1,046	$1,044	$1,042

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$652,218	$619,805	$583,836
Shares issued for equity-based payment arrangements	(1)	—	—
Tax withholding related to share-based compensation	(7,177)	(7,726)	(5,378)
Shares issued for Employee Stock Purchase Plan	11,635	11,747	12,474
Stock-based compensation expense	32,460	28,392	28,873
Balance, end of year	$689,135	$652,218	$619,805

RETAINED EARNINGS:
Balance, beginning of year	$3,372,794	$3,081,690	$2,855,751
Net income	502,776	455,748	381,816
Dividends	(170,405)	(164,644)	(155,877)
Balance, end of year	$3,705,165	$3,372,794	$3,081,690

TREASURY STOCK:
Balance, beginning of year	$(1,895,224)	$(1,860,173)	$(1,832,118)
Purchase of treasury shares	(448,173)	(35,051)	(28,055)
Balance, end of year	$(2,343,397)	$(1,895,224)	$(1,860,173)

TOTAL STOCKHOLDERS' EQUITY	$2,051,949	$2,130,832	$1,842,364

Dividends declared per share	$2.38	$2.26	$2.14

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$502,776	$455,748	$381,816
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	42,103	43,700	46,342
Amortization	171,138	161,051	153,562
Change in deferred income taxes	126,032	(3,496)	(909)
Expense for stock-based compensation	32,460	28,392	28,873
Gain on disposal of assets	2,563	1,966	3,841
Changes in operating assets and liabilities:
Change in receivables	(29,268)	15,056	28,219
Change in prepaid expenses, deferred costs and other	(85,512)	(50,933)	(115,558)
Change in accounts payable	(1,431)	2,646	5,435
Change in accrued expenses	6,322	(3,115)	37,292
Change in income taxes	(14,322)	16,048	9,925
Change in deferred revenues	9,099	(25,559)	(10,797)
Net cash from operating activities	761,960	641,504	568,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions	(42,390)	—	—
Capital expenditures	(67,103)	(53,358)	(58,118)
Proceeds from sale of assets	32,827	3	904
Purchased software	(4,108)	(5,363)	(7,130)
Computer software developed	(184,243)	(172,445)	(167,175)
Proceeds from investments	1,000	1,000	—
Purchase of investments	(13,721)	(2,000)	(8,646)
Net cash from investing activities	(277,738)	(232,163)	(240,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	480,000	350,000	475,000
Repayments on credit facilities	(440,000)	(500,000)	(600,000)
Purchase of treasury stock	(448,173)	(35,051)	(28,055)
Dividends paid	(170,405)	(164,644)	(155,877)
Proceeds from stock issued for equity-based payment arrangements	1	2	—
Tax withholding payments related to share-based compensation	(7,177)	(7,726)	(5,378)
Proceeds from sale of common stock	11,635	11,747	12,475
Net cash from financing activities	(574,119)	(345,672)	(301,835)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(89,897)	$63,669	$26,041
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$101,953	$38,284	$12,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,056	$101,953	$38,284

See notes to consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE COMPANY
Jack Henry & Associates, Inc. and subsidiaries ("Jack Henry" or the "Company") is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for over 7,200 banks, credit unions, and diverse corporate entities.
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
REVENUE RECOGNITION
The Company generates "Services and Support" revenue through private cloud core and complementary software solutions, professional services, software licensing and related services, and hardware sales. The Company generates "Processing" revenue through processing of remittance transactions, electronic payment services, card transactions and monthly fees, and digital transactions.
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

The Company capitalizes development costs for internal use software beginning at the start of application development. Amortization begins on the date the software is placed in service and the amortization period is based on estimated useful life. All the above amortization expense is included within components of operating income, primarily cost of revenue. Capitalized development costs for software to be sold and internal use software are included within computer software, net of amortization in the Company's consolidated balance sheets.
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
The following table summarizes allowance for credit losses activity for the fiscal years ended June 30, 2026, and 2025:

	Year Ended June 30,
	2026	2025
Allowance for credit losses - beginning balance	$6,659	$7,477
Current provision for expected credit losses	1,920	2,320
Write-offs charged against allowance	(2,250)	(2,977)
Other	(68)	(161)
Allowance for credit losses - ending balance	$6,261	$6,659
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
PURCHASE OF INVESTMENTS
At June 30, 2026, and 2025, the Company had $33,460 and $25,750 in non-current investments, respectively. These investments were recorded at cost and are included within other non-current assets on the Company's consolidated balance sheets. The fair values of these investments have not been estimated, as estimation is not practicable due to limited investors which reduces available comparative information. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing similar or identical investments. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments. Equity transactions are monitored quarterly to assess whether there are indicators that fair value may be below carrying value.
COMPREHENSIVE INCOME
Comprehensive income for each of the fiscal years ending June 30, 2026, 2025, and 2024, equals the Company’s net income.

REPORTABLE SEGMENT INFORMATION
In accordance with U.S. GAAP, the Company's operations are classified as four reportable segments: Core, Payments, Complementary, and Corporate Services (see Note 14). Substantially all the Company’s revenues are derived from operations and assets located within the United States of America.
COMMON STOCK
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or short-term borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. During fiscal 2026, the Board of Directors authorized an increase of 5,000 shares to the existing share repurchase program. At June 30, 2026, there were 34,527 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,464 additional shares of its common stock. The total cost of treasury shares at June 30, 2026, was $2,343,397. During fiscal 2026, the Company repurchased 2,947 shares of its common stock for $448,173 to be held in treasury. At June 30, 2025, there were 31,580 shares in treasury stock and the Company had authority to repurchase up to 3,411 additional shares of its common stock.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires additional disclosure related to rate reconciliation, income taxes paid, and other disclosures to improve the effectiveness of income tax disclosures. The Company adopted this ASU for the fiscal year ending June 30, 2026, with prospective application. Additional information regarding the Company's income tax rate reconciliations, including the application of the provisions of ASU 2023-09 for the fiscal year ending June 30, 2026, is included in Note 8 to the consolidated financial statements.

Not Adopted at Fiscal Year End
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

NOTE 2.    REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from data processing, transaction processing, professional services, software licensing and related services, and hardware sales.
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

Deconversion fees are also included within product delivery and services. Deconversion fees are amounts due from the early termination of our Private and Public Cloud, Processing Services and long-term On-premise Support contracts. Although our contracts generally permit the client to voluntarily terminate, an early termination most commonly occurs due to the acquisition of one of our clients by another financial institution. These terminations are considered contract modifications. At the time the termination is signed, we evaluate the contract modification. For the majority of terminations, there is a period of time after the termination has been signed but before services are concluded. Because the future services to be delivered are distinct from those already delivered, the newly modified transaction price (which we refer to as deconversion revenue or fees) is allocated to all remaining performance obligations under the contract and is recognized as those services are delivered.
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

	Year Ended June 30,
	2026	2025	2024
Private and Public Cloud	$816,097	$756,879	$682,146
Product Delivery and Services	295,076	251,730	238,723
On-Premise Support	336,830	353,128	355,085
Services and Support	1,448,003	1,361,737	1,275,954

Processing	1,096,336	1,013,551	939,589

Total Revenue	$2,544,339	$2,375,288	$2,215,543
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	June 30, 2026	June 30, 2025
Receivables, net	$349,111	$317,977
Contract Assets - Current	40,331	36,221
Contract Assets - Non-current	138,202	121,675
Contract Liabilities (Deferred Revenue) - Current	294,763	290,485
Contract Liabilities (Deferred Revenue) - Non-current	77,709	72,889
Contracts with our clients often include upfront incentive payments or credits provided to clients at or near the inception of an arrangement. These amounts are accounted for as a reduction to the transaction price and are recognized as a reduction to revenue over the term of the related agreement as the services are delivered. They are included in contract assets, the current portion is reported within prepaid expenses and other in the consolidated balance sheets, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from clients in advance of delivery of the related goods and services to the client. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
For the fiscal years ended June 30, 2026, 2025, and 2024, the Company recognized revenue of $228,518, $252,710, and $270,241, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2026, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $8,440,905. The Company expects to recognize approximately 23% over the next 12 months, 18% in 13 - 24 months, and the balance thereafter.
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized costs to obtain contracts with clients are included within prepaid expenses and other (current portion) and other non-current assets (non-current portion) in the Company's consolidated balance sheets. Capitalized costs to fulfill contracts with clients are included within deferred costs (current portion) and non-current deferred costs (non-current portion) in the Company's consolidated balance sheets. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized contract costs as of June 30, 2026, and 2025, were as follows:

	June 30, 2026	June 30, 2025
Capitalized costs to obtain contracts with clients[1]	$301,521	$267,726
Capitalized costs to fulfill contracts with clients	298,008	273,988
1 Includes current and non-current capitalized costs of $74,596 and $226,925 at June 30, 2026, respectively, and $82,441 and $185,285 at June 30, 2025, respectively.
During the fiscal years ended June 30, 2026, 2025, and 2024, amortization of capitalized contract costs totaled $195,671, $192,439, and $175,029, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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

Fair values of financial assets and liabilities are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2026
Financial Assets:
Certificates of Deposit	$—	$9,701	$—	$9,701
Financial Liabilities:
Credit facilities	$—	$40,000	$—	$40,000
June 30, 2025
Financial Assets:
Certificates of Deposit	$—	$4,620	$—	$4,620
Financial Liabilities:
Credit facilities	$—	$—	$—	$—

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
The Company leases certain office space, data centers and equipment. The Company’s leases have remaining terms of 6 months to 7 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred. Certain leases include options to purchase the leased asset at the end of the lease term, which is assessed as a part of the Company’s lease classification determination. The depreciable life of the ROU asset and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
At June 30, 2026, and 2025, the Company had operating lease assets of $31,806 and $44,761, respectively. At June 30, 2026, total operating lease liabilities of $37,821 were comprised of current operating lease liabilities of $8,971 and noncurrent operating lease liabilities of $28,850. At June 30, 2025, total operating lease liabilities of $51,187 were comprised of current operating lease liabilities of $9,397 and noncurrent operating lease liabilities of $41,790.

Operating lease assets are included within other non-current assets and operating lease liabilities are included with accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $43,879 and $41,229 as of June 30, 2026, and 2025, respectively.
Operating lease costs for the fiscal years ended June 30, 2026, 2025, and 2024, were $11,017, $11,420, and $10,598, respectively. Total operating lease costs for the fiscal years ended June 30, 2026, 2025, and 2024, included variable lease costs of $5,956, $2,744, and $4,087, respectively. Operating lease expense is included within cost of revenue, research and development, and selling, general and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statements of income.
For the fiscal years ended June 30, 2026, 2025, and 2024, operating cash flows for payments on operating leases were $11,284, $10,612, and $9,306, respectively, and ROU assets obtained in exchange for operating lease liabilities were $3,302, $7, and $19,222, respectively.
As of June 30, 2026, 2025, and 2024, the weighted-average remaining lease terms for the Company's operating leases were 55 months, 69 months, and 78 months, respectively, and the weighted-average discount rates were 2.85%, 2.71%, and 2.70%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2026:

Due Dates (fiscal year)	Future Minimum Rental Payments

2027	$10,275
2028	9,982
2029	7,379
2030	6,061
2031	4,777
Thereafter	3,137
Total lease payments	$41,611
Less: interest	(3,790)
Present value of lease liabilities	$37,821
During the fiscal year ended June 30, 2026, the Company terminated a lease agreement that, in prior periods, included $5,464 in future lease payments related to an option to extend. Following this termination, the Company has no remaining future lease payments related to options to extend lease terms that are reasonably certain of being exercised. At June 30, 2026, there were $5,920 of material legally binding lease payments for leases signed but not yet commenced.

NOTE 5.    PROPERTY AND EQUIPMENT
The classification of property and equipment, together with their estimated useful lives is as follows:

	June 30,
	2026	2025	Estimated Useful Life
Land	$11,498	$16,357
Land improvements	19,656	24,679	5 - 20 years
Buildings	92,157	138,898	20 - 30 years
Leasehold improvements	42,356	50,376	5 - 30 years	1
Equipment and furniture	409,348	461,826	3 - 10 years
Aircraft and equipment	67,882	24,959	4 - 10 years
Construction in progress	16,774	3,797
	659,671	720,892
Less accumulated depreciation	439,201	499,928
Property and equipment, net	$220,470	$220,964
1 Lesser of lease term or estimated useful life.
The change in property and equipment in accrued liabilities was an increase of $6,960 and $227 for the fiscal years ended June 30, 2026, and 2025, respectively. These amounts were excluded from capital expenditures on the consolidated statements of cash flows.
No material impairments of property and equipment were recorded in the fiscal years ended June 30, 2026, 2025, or 2024.
During the fiscal year ended June 30, 2026, the Company received an offer to purchase one of its facilities and management has committed to a plan to sell the facility. At June 30, 2026, the facility included assets with a carrying value of approximately $9,172. At June 30, 2025, held for sale assets included two aircraft and related equipment with a carrying value of approximately $5,606. The sales of these assets were completed during the fiscal year ended June 30, 2026, which resulted in a gain of $6,829. Total assets held for sale by the Company at June 30, 2026, and 2025, were $9,172 and $5,606, respectively, and were included in assets held for sale on the Company's consolidated balance sheets and were not included in property and equipment, net.

NOTE 6.    OTHER ASSETS
Goodwill
The carrying amount of goodwill for the fiscal years ended June 30, 2026, and 2025, by reportable segments, is as follows:

	June 30,
Core	2026	2025
Beginning balance	$195,578	$195,578
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$195,578	$195,578

Payments
Beginning balance	$442,665	$442,665
Goodwill, acquired during the year	22,943	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$465,608	$442,665

Complementary
Beginning balance	$166,554	$166,554
Goodwill, acquired during the year	—	—
Goodwill, adjustments related to dispositions	—	—
Ending balance	$166,554	$166,554
Goodwill acquired during fiscal 2026 and 2025 was $22,943 and $0, respectively. Goodwill consists largely of the growth potential, synergies and economies of scale expected from combining the operations of the Company with those of the entities or assets acquired, together with their assembled workforces. No goodwill has been assigned to the Company's Corporate Services reportable segment.
Other intangible assets
Information regarding other identifiable intangible assets is as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$300,383	$(257,964)	$42,419
Computer software	$1,880,903	$(1,224,615)	$656,288
Other intangible assets	$105,305	$(87,343)	$17,962

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$306,036	$(257,596)	$48,440
Computer software	$1,705,697	$(1,088,668)	$617,029
Other intangible assets	$110,352	$(90,561)	$19,791
Customer relationships have useful lives ranging from 5 to 20 years.
Computer software includes cost of software to be sold, leased, or marketed, net of amortization, of $163,495 and costs of internal-use software, net of amortization, of $492,793 at June 30, 2026. At June 30, 2025, costs of software to be sold, leased, or marketed, net of amortization, totaled $182,757, and costs of internal-use software, net of amortization, totaled $434,272.
Computer software includes the unamortized cost of software products developed or acquired by the Company, which are capitalized and amortized over useful lives generally ranging from 5 to 15 years. Amortization expense for computer software totaled $154,212, $148,734, and $137,958 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. There were no material impairments in fiscal years ended June 30, 2026, 2025, and 2024.
The Company's other intangible assets have useful lives ranging from 3 to 20 years.
Amortization expense for all intangible assets was $171,138, $161,051, and $153,562 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The estimated aggregate future amortization expense for each of the next five years for all intangible assets remaining as of June 30, 2026, is as follows:

Years Ending June 30,	Computer Software	Customer Relationships	Other Intangible Assets	Total
2027	$149,147	$8,052	$5,794	$162,993
2028	123,700	8,021	3,846	135,567
2029	100,023	7,976	2,872	110,871
2030	73,818	7,456	1,559	82,833
2031	38,909	3,077	1,072	43,058

NOTE 7.    DEBT
The Company had $40,000 outstanding debt at June 30, 2026, related to credit facilities. The Company had no outstanding debt at June 30, 2025.
Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced the prior credit agreement described below. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of June 30, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $40,000 outstanding under the credit facility at June 30, 2026.
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
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bore interest at the prime rate less 1.0%. The line of credit expired on July 17, 2026. There was no balance outstanding at June 30, 2026.
Interest
The Company paid interest of $4,606, $10,044, and $15,757 during the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

NOTE 8.    INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2026	2025	2024
Current:
Federal	$2,696	$109,633	$93,890
State	21,286	24,151	23,222
Deferred:
Federal	117,316	(5,159)	(1,615)
State	8,716	1,663	706
	$150,014	$130,288	$116,203

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	June 30,
	2026	2025
Deferred tax assets:
Contract and service revenues	$25,410	$25,489
Expense reserves and accruals (bad debts and compensation)	23,562	17,022
Leasing liabilities	9,298	12,590
Developed software and research and development amortization	—	14,244
Net operating loss and tax credit carryforwards	358	212
Other, net	1,821	2,503
Total gross deferred tax assets	60,449	72,060
Valuation allowance	(213)	(182)
Net deferred tax assets	60,236	71,878

Deferred tax liabilities:
Property and equipment depreciation	(18,719)	(24,232)
Acquired intangibles amortization	(99,799)	(101,123)
Developed software and research and development amortization	(114,643)	(5,960)
Contract and service costs	(185,314)	(169,579)
Leasing right-of-use assets	(7,819)	(11,010)
Total gross deferred liabilities	(426,294)	(311,904)

Net deferred tax liability	$(366,058)	$(240,026)

An income tax rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended June 30, 2026, is as follows:

	Year Ended June 30,
	2026
	Amount	Percent
U.S. federal statutory income tax rate	$137,086	21.0%
State and local income taxes, net of federal effect [1]	23,702	3.6%
Tax credits
Research and development tax credits	(12,674)	(1.9)%
Nontaxable and nondeductible items	4,223	0.7%
Foreign reconciling items	—	—%
Worldwide changes in prior year unrecognized tax benefits	(2,323)	(0.4)%
Total	$150,014	23.0%
1 State taxes in California, Illinois, Michigan, Minnesota, New York, Pennsylvania, Tennessee and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate for the fiscal years ended June 30, 2025, and 2024, is as follows:

	Year Ended June 30,
	2025	2024
Computed "expected" tax expense	21.0%	21.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal income tax benefits	3.5%	3.8%
Research and development credit	(2.2)%	(2.6)%
Changes to prior year uncertain tax positions	(0.3)%	0.6%
Other (net)	0.2%	0.5%
	22.2%	23.3%

The Company paid income taxes, net of refunds, in the following jurisdictions for the fiscal year ended June 30, 2026:

Year Ended June 30,
2026
U.S. federal	$19,354
U.S. state and local:
California	2,017
New York	2,042
Pennsylvania	2,019
Other	13,436
Total state income taxes	19,514

Total cash paid for income taxes, net of refunds received	$38,868
The amount of income taxes paid, net of refunds, for the fiscal years ended June 30, 2025, and 2024, was $117,581 and $106,966, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions affecting the Company include the permanent restoration of immediate expensing for domestic research and development (“R&D”) expenditures, an election to deduct the unamortized balance of domestic R&D expenditures that were previously capitalized under the Tax Cuts and Jobs Act of 2017 (“TCJA”), and the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation did not materially impact the effective tax rate in the current period, and the Company does not anticipate a material impact in future periods. However, the Company had a significant reduction in cash tax payments and income taxes payable for the current fiscal year as well as a decrease in deferred tax assets related to the key provisions cited above. All tax effects of the change in tax law on current or deferred tax balances have been recorded as a component of the income tax provision related to continuing operations.
As of June 30, 2026, the Company has state net operating loss and tax credit carryforwards with a tax-effected value of $93 and $265, respectively. The state net operating loss and tax credit carryover have varying expiration dates, ranging from fiscal 2027 to 2046. Based on state tax rules which restrict utilization of these losses and tax credits, the Company believes it is more likely than not that $213 of these losses and tax credits will expire unutilized. Accordingly, valuation allowances of $213 and $182 have been recorded against the state net operating losses and tax credit carryforwards as of June 30, 2026, and 2025, respectively.
At June 30, 2026, the Company had $23,639 of gross unrecognized tax benefits, $21,189 of which, if recognized, would affect its effective tax rate. At June 30, 2025, the Company had $21,723 of gross unrecognized tax benefits, $19,526 of which, if recognized, would affect its effective tax rate. The Company had accrued interest and penalties of $5,266 and $4,375 related to uncertain tax positions at June 30, 2026, and 2025, respectively. The gross unrecognized tax benefits and accrued interest and penalties are recorded as other long-term liabilities in the Company’s consolidated balance sheets, except for $3,999 and $3,449 recorded as a reduction to deferred income tax assets at June 30, 2026 and 2025, respectively. The income tax provision included interest expense and penalties (or benefits) on unrecognized tax benefits of $705, $796, and $1,132 in the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

A reconciliation of the unrecognized tax benefits for the fiscal years ended June 30, 2026, 2025, and 2024, follows:

Unrecognized Tax Benefits
Balance at July 1, 2023	$12,005
Additions for current year tax positions	3,924
Additions for prior year tax positions	4,672
Reductions for prior year tax positions	—
Reductions related to expirations of statute of limitations	(1,524)
Balance at June 30, 2024	19,077
Additions for current year tax positions	4,480
Additions for prior year tax positions	834
Reductions for prior year tax positions	(27)
Reductions related to expirations of statute of limitations	(2,641)
Balance at June 30, 2025	21,723
Additions for current year tax positions	4,256
Additions for prior year tax positions	720
Reductions for prior year tax positions	(82)
Reductions related to expirations of statute of limitations	(2,978)
Balance at June 30, 2026	$23,639
The U.S. federal and state income tax returns for fiscal 2023 and all subsequent years remain subject to examination as of June 30, 2026, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of June 30, 2026, under the statute of limitation rules for fiscal 2016 through 2022. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax returns for the fiscal tax years 2023, 2024, and 2025. The IRS examination of fiscal year 2023 was initiated during the first quarter of fiscal year 2026, and the Company was notified the examination would include fiscal years 2024 and 2025 during the fourth quarter of fiscal year 2026. As of June 30, 2026, these examinations are still ongoing and the Company does not anticipate any findings that would be material to the consolidated financial statements.

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

NOTE 10.    STOCK-BASED COMPENSATION
The Company's pre-tax operating income for the fiscal years ended June 30, 2026, 2025, and 2024, includes $32,460, $28,392, and $28,873, respectively, of equity-based compensation costs, of which $29,685, $25,757, and $26,361, respectively, relates to the equity incentive plans. Costs are recorded net of estimated forfeitures. The total income tax benefits from equity-based compensation for the fiscal years ended June 30, 2026, 2025, and 2024, were $4,806, $4,479, and $4,495, respectively. These income tax benefits from stock option exercises and restricted stock vestings included income tax net shortfalls of $739 and $184 for the fiscal years ended June 30, 2026 and June 30, 2024, respectively, and income tax net excess benefits of $283 for the fiscal year ended June 30, 2025.

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
Restricted stock unit and performance unit awards
The Company issued unit awards under the 2015 EIP until November 10, 2025, the date on which the 2015 EIP expired. Subsequent to this expiration, unit awards were issued under the 2025 EIP. With respect to awards of restricted stock units and performance units, it is the intention of the Company to settle the unit awards in shares of the Company’s stock. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.
The following table summarizes non-vested restricted stock unit awards and performance unit awards as of June 30, 2026, as well as activity for the fiscal year then ended:

Unit awards	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding July 1, 2023	303	$190.08
Granted[1]	160	177.95
Vested	(99)	170.25
Forfeited[2]	(39)	194.11
Outstanding July 1, 2024	325	189.68
Granted[1]	162	171.90
Vested	(122)	183.64
Forfeited[2]	(17)	182.81
Outstanding July 1, 2025	348	183.88
Granted[1]	175	168.37
Vested	(122)	187.85
Forfeited[2]	(40)	217.56
Outstanding June 30, 2026	361	$171.30	$49,653
1 Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2 Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 175 unit awards granted in fiscal 2026, 124 were restricted stock unit awards and 51 were performance unit awards. The payout at release of a portion of the performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period compared against goal thresholds as defined in the award agreement. The payout at release of a portion of the performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period. The payout at release of a portion of the performance unit awards will be determined based on market conditions.

The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. 20 of the performance unit awards granted in fiscal 2026 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. 31 of the performance unit awards have market conditions and were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilized a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return ("TSR") in comparison to the Standard and Poor's 900 Index ("S&P 900") participant companies for fiscal year 2026. For fiscal years 2025 and 2024, TSR was in comparison to the compensation peer group made up of participants approved by the Human Capital & Compensation Committee of the Company's Board of Directors. TSR is defined as the change in the stock price through the performance period plus dividends per share paid during the performance period, all divided by the stock price at the beginning of the performance period.
The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

	Year Ended June 30,
Monte Carlo award inputs:	2026	2025	2024
Compensation Peer Group:[1]
Volatility	23.6%	24.5%	25.6%
Risk free interest rate	3.66%	3.72%	4.48%
Annual dividend based on most recent quarterly dividend	$2.32	$2.20	$2.08
Dividend yield	1.4%	1.3%	1.2%
Beginning average percentile rank for TSR	20%	41%	74%
1 For fiscal 2026, this group consisted of the S&P 900 participants. For fiscal 2025 and 2024, this group consisted of participants approved by the Human Capital & Compensation Committee of the Board of Directors.
At June 30, 2026, there was $18,355 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted-average remaining contractual term of 1 year.
The fair values of restricted stock units and performance units at release totaled $21,214, $22,591, and $16,544 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

NOTE 11.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Year Ended June 30,
	2026	2025	2024
Net Income	$502,776	$455,748	$381,816
Common share information:
Weighted average shares outstanding for basic earnings per share	71,866	72,874	72,867
Dilutive effect of stock options, restricted stock units, and performance units	177	171	158
Weighted average shares outstanding for diluted earnings per share	72,043	73,045	73,025
Basic earnings per share	$7.00	$6.25	$5.24
Diluted earnings per share	$6.98	$6.24	$5.23
Per share information is based on the weighted average number of common shares outstanding for each of the fiscal years. Stock options, restricted stock units, and performance units have been included in the calculation of earnings per share to the extent they are dilutive. The two-class method for computing EPS has not been applied because no outstanding awards contain non-forfeitable rights to participate in dividends. There were 6 anti-dilutive weighted average shares excluded from the weighted average shares outstanding for diluted earnings per share for fiscal 2026, 18 shares were excluded for fiscal 2025, and 33 shares were excluded for fiscal 2024.

NOTE 12.    EMPLOYEE BENEFIT PLANS
The Company established an employee stock purchase plan (the "Plan") in 2006. On January 1, 2024, the Plan was amended and restated, and allows substantially all associates the opportunity to directly purchase shares of the Company at 85% of the lesser of the fair market value, as defined by the Plan, of the Company's stock on the first trading day or on the last trading day of a three-month offering period, which represents an option. Prior to January 1, 2024, the Plan allowed substantially all associates the opportunity to directly purchase shares of the Company at 85% of the closing price of the Company's stock on or around the fifteenth day of each month. During the fiscal years ended June 30, 2026, 2025, and 2024, associates purchased 93, 80, and 90 shares under the Plan at average prices of $125.84, $147.49, and $137.78, respectively. As of June 30, 2026, approximately 790 shares remained available for future issuance under the Plan. The Plan is considered compensatory, and beginning January 1, 2024, compensation expense is determined based on the option's grant date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the offering period. Prior to January 1, 2024, the Company recorded the total dollar value of the stock discount given to associates under the Plan as expense.
The Company has a defined contribution plan for its associates: the 401(k) Retirement Savings Plan (the “Plan”). The Plan is subject to the Employee Retirement Income Security Act of 1975 (“ERISA”) as amended. Under the Plan, the Company matches 100% of full-time associate contributions up to 5% of eligible compensation. Beginning July 1, 2024, in order to receive matching contributions, associates must be at least 18 years of age and be employed for at least thirty days. Prior to July 1, 2024, associates must have been 18 years of age and been employed for at least six months. The Company has the option of making a discretionary contribution; however, none has been made for any of the three most recent fiscal years. The total matching contributions for the Plan were $36,916, $34,751, and $31,995 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

NOTE 13.    BUSINESS ACQUISITION
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
Costs incurred related to the acquisition of Victor were immaterial for the fiscal year ended June 30, 2026.
The accompanying consolidated statements of income for the fiscal year ended June 30, 2026, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our consolidated financial statements and pro forma financial information has not been provided.

NOTE 14.    REPORTABLE SEGMENT INFORMATION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services. Prior to the third quarter of fiscal 2026, Corporate Services was referred to as Corporate and Other. The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosted processing platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluated segment performance and made strategic decisions on the allocation of resources to them based on various factors, including performance against trend, budget, and forecast for the fiscal years ended June 30, 2026, 2025, and 2024. The CODM also used reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal year ended June 30, 2026, the Company realigned a product from the Corporate Services segment to the Complementary segment. As a result of this realignment, adjustments were made during the fiscal year ended June 30, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal years ended June 30, 2025 and 2024, from the Corporate Services segment to the Complementary segment. Revenue reclassed for the fiscal years ended June 30, 2025 and 2024, was $13,209 and $12,402, respectively. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, was $2,970 and $2,840, respectively.
Immaterial adjustments have been made between segments during the fiscal year ended June 30, 2026, to reclassify revenue and cost of revenue that was recognized for the fiscal years ended June 30, 2025 and 2024. These reclasses were made to be consistent with the current allocation of revenue and cost of revenue by segment. Revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Complementary segment, was $6,353 and $5,471, respectively. Revenue reclassed for the fiscal year ended June 30, 2024, from the Core segment to the Corporate Services segment, was $5. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Complementary segment, was $1,864 and $1,768, respectively. Cost of revenue reclassed for the fiscal years ended June 30, 2025 and 2024, from the Core segment to the Corporate Services segment, was $269 and $277, respectively.

	Year Ended
	June 30, 2026
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$722,703	$100,157	$552,755	$72,388	$1,448,003
Processing	45,749	835,849	199,459	15,279	1,096,336
Total Revenue	768,452	936,006	752,214	87,667	2,544,339

Cost of Revenue	304,886	479,539	286,726	362,500	1,433,651
Research and Development					176,445
Selling, General, and Administrative					299,210
Total Expenses					1,909,306

SEGMENT INCOME	$463,566	$456,467	$465,488	$(274,833)

OPERATING INCOME					635,033

INTEREST INCOME					17,757

INCOME BEFORE INCOME TAXES					$652,790

	Year Ended
	June 30, 2025
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$690,731	$93,480	$514,888	$62,638	$1,361,737
Processing	42,193	780,018	179,883	11,457	1,013,551
Total Revenue	732,924	873,498	694,771	74,095	2,375,288

Cost of Revenue	295,239	460,151	269,657	335,700	1,360,747
Research and Development					162,771
Selling, General, and Administrative					283,055
Total Expenses					1,806,573

SEGMENT INCOME	$437,685	$413,347	$425,114	$(261,605)

OPERATING INCOME					568,715

INTEREST INCOME					17,321

INCOME BEFORE INCOME TAXES					$586,036

	Year Ended
	June 30, 2024
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$643,693	$84,655	$479,701	$67,905	$1,275,954
Processing	41,569	733,053	156,383	8,584	939,589
Total Revenue	685,262	817,708	636,084	76,489	2,215,543

Cost of Revenue	285,304	442,084	255,693	316,396	1,299,477
Research and Development					148,256
Selling, General, and Administrative					278,419
Total Expenses					1,726,152

SEGMENT INCOME	$399,958	$375,624	$380,391	$(239,907)

OPERATING INCOME					489,391

INTEREST INCOME					8,628

INCOME BEFORE INCOME TAXES					$498,019

NOTE 15. SUBSEQUENT EVENTS
On August 21, 2026, the Company's Board of Directors declared a cash dividend of $0.61 per share on its common stock, payable on September 23, 2026, to stockholders of record on September 7, 2026.

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
Management’s Annual Report on Internal Control over Financial Reporting
The Management’s Report on Internal Control over Financial Reporting required by this Item 9A is in Item 8, “Financial Statements and Supplementary Data.” The Company's independent registered public accounting firm has audited our internal control over financial reporting as of June 30, 2026; their report is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Rule 10b-5(1) Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this report and will be filed within 120 days after the Company's June 30, 2026, fiscal year end in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)  The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon appear under Item 8 of this Report:

- Reports of Independent Registered Public Accounting Firm
- Consolidated Statements of Income for the fiscal years ended June 30, 2026, 2025, and 2024
- Consolidated Balance Sheets as of June 30, 2026, and 2025
- Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2026, 2025, and 2024
- Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025, and 2024
- Notes to the Consolidated Financial Statements
(2) The following financial statement schedules filed as part of this Report appear under Item 8 of this Report:
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

10.80* Jack Henry & Associates, Inc. 2006 Employee Stock Purchase Plan, as amended and restated on November 13, 2024 attached as Exhibit 10.80 to the Company's Quarterly Report on Form 10-Q filed February 7, 2025.

10.81* Jack Henry & Associates, Inc. 2025 Equity Incentive Plan attached as Exhibit 10.81 to the Company's Current Report on Form 8-K filed November 14, 2025.

10.82 Credit Agreement, dated as of March 25, 2026, among Jack Henry & Associates, Inc., as Borrower, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, LC Issuer and Swing Line Lender attached as Exhibit 10.82 to the Company’s Current Report on Form 8-K filed March 26, 2026.

10.83* ** Form of Restricted Stock Unit Agreement (Employees).

10.84* ** Form of Performance Shares Agreement.

10.85* ** Form of Restricted Stock Unit Agreement (non-employee directors).

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

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit (101)

* Indicates management contract or compensatory plan or arrangement.

** Filed with this report on Form 10-K

*** Furnished with this report on Form 10-K.

**** Filed with this report on Form 10-K are the following documents formatted in XBRL ("Extensible Business Reporting Language"): (i) the Consolidated Balance Sheets at June 30, 2026, and June 30, 2025, (ii) the Consolidated Statements of Income for the years ended June 30, 2026, 2025, and 2024, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2026, 2025, and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2026, 2025, and 2024, and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2026.

JACK HENRY & ASSOCIATES, INC., Registrant

By  /s/ Gregory R. Adelson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Gregory R. Adelson Gregory R. Adelson	Director, Chief Executive Officer and President (Principal Executive Officer)	August 28, 2026

/s/ Mimi L. Carsley Mimi L. Carsley	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2026

/s/ Renee A. Swearingen Renee A. Swearingen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 28, 2026

/s/ Matthew C. Flanigan Matthew C. Flanigan	Board Chair	August 28, 2026

/s/ Thomas H. Wilson, Jr Thomas H. Wilson, Jr	Director	August 28, 2026

/s/ Thomas A. Wimsett Thomas A. Wimsett	Director	August 28, 2026

/s/ Shruti S. Miyashiro Shruti S. Miyashiro	Director	August 28, 2026

/s/ Wesley A. Brown Wesley A. Brown	Director	August 28, 2026

/s/ Curtis A. Campbell Curtis A. Campbell	Director	August 28, 2026

/s/ Tammy S. LoCascio Tammy S. LoCascio	Director	August 28, 2026

/s/ Lisa M. Nelson Lisa M. Nelson	Director	August 28, 2026