Form 10-Q
period 2026-09-30
JACK HENRY & ASSOCIATES INC
filed 2026-11-06
CIK 779152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 23, 2026, the Registrant had 69,618,713 shares of Common Stock outstanding ($0.01 par value).

In this report, all references to “Jack Henry,” the “Company,” “we,” “us,” and “our,” refer to Jack Henry & Associates, Inc., and its wholly owned subsidiaries.
FORWARD LOOKING STATEMENTS
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, in Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “seek,” “anticipate,” “estimate,” “future,” “intend,” “plan,” “strategy,” “predict,” “likely,” “should,” “will,” “would,” “could,” “can,” “may,” and similar expressions. Forward-looking statements are based only on management’s current beliefs, expectations and assumptions regarding the future of the Company, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, in particular, those included in Item 1A, “Risk Factors” of such report, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statement made in this report speaks only as of the date of this report, and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, Except Share and Per Share Data)
	September 30, 2026	June 30, 2026

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,356	$12,056
Receivables, net	345,823	349,111
Income tax receivable	—	6,899
Prepaid expenses and other	213,459	193,488
Deferred costs	90,841	78,369
Assets held for sale	8,996	9,172
Total current assets	684,475	649,095
PROPERTY AND EQUIPMENT, net	231,257	220,470
OTHER ASSETS:
Non-current deferred costs	236,099	226,853
Computer software, net of amortization	665,292	656,288
Other non-current assets	491,908	504,884
Customer relationships, net of amortization	40,406	42,419
Other intangible assets, net of amortization	17,571	17,962
Goodwill	827,740	827,740
Total other assets	2,279,016	2,276,146
Total assets	$3,194,748	$3,145,711
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,029	$34,935
Accrued expenses	194,433	226,541
Accrued income taxes	27,545	—
Deferred revenues	250,773	294,763
Total current liabilities	497,780	556,239
LONG-TERM LIABILITIES:
Non-current deferred revenues	81,974	77,709
Deferred income tax liability	377,412	366,058
Debt	85,000	40,000
Other long-term liabilities	52,939	53,756
Total long-term liabilities	597,325	537,523
Total liabilities	1,095,105	1,093,762
STOCKHOLDERS' EQUITY
Preferred stock - $1 par value; 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 104,707,947 shares issued at September 30, 2026; 104,597,621 shares issued at June 30, 2026	1,047	1,046
Additional paid-in capital	690,087	689,135
Retained earnings	3,822,809	3,705,165
Less treasury stock at cost 34,988,861 shares at September 30, 2026; 34,526,862 shares at June 30, 2026	(2,414,300)	(2,343,397)
Total stockholders' equity	2,099,643	2,051,949
Total liabilities and equity	$3,194,748	$3,145,711

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended
	September 30,
	2026	2025

REVENUE	$701,547	$644,738

EXPENSES
Cost of Revenue	376,046	348,566
Research and Development	45,781	39,278
Selling, General, and Administrative	72,649	72,829
Total Expenses	494,476	460,673

OPERATING INCOME	207,071	184,065

INTEREST INCOME
Interest Income	5,092	7,139
Interest Expense	(1,528)	(886)
Total Interest Income	3,564	6,253

INCOME BEFORE INCOME TAXES	210,635	190,318

PROVISION FOR INCOME TAXES	50,223	46,332

NET INCOME	$160,412	$143,986

Basic earnings per share	$2.29	$1.98
Basic weighted average shares outstanding	70,054	72,751

Diluted earnings per share	$2.28	$1.97
Diluted weighted average shares outstanding	70,262	72,909

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(In Thousands, Except Share and Per Share Data)
	Three Months Ended
	September 30,
	2026	2025
PREFERRED SHARES:	—	—

COMMON SHARES:
Shares, beginning of period	104,597,621	104,415,989
Shares issued for equity-based payment arrangements	84,523	72,784
Shares issued for Employee Stock Purchase Plan	25,803	24,084
Shares, end of period	104,707,947	104,512,857

COMMON STOCK - PAR VALUE $0.01 PER SHARE:
Balance, beginning of period	$1,046	$1,044
Shares issued for equity-based payment arrangements	1	1
Shares issued for Employee Stock Purchase Plan	—	—
Balance, end of period	$1,047	$1,045

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$689,135	$652,218
Shares issued for equity-based payment arrangements	(1)	(1)
Tax withholding related to share-based compensation	(6,983)	(6,706)
Shares issued for Employee Stock Purchase Plan	3,022	3,095
Stock-based compensation expense	4,914	6,317
Balance, end of period	$690,087	$654,923

RETAINED EARNINGS:
Balance, beginning of period	$3,705,165	$3,372,794
Net income	160,412	143,986
Dividends	(42,768)	(42,145)
Balance, end of period	$3,822,809	$3,474,635

TREASURY STOCK:
Balance, beginning of period	$(2,343,397)	$(1,895,224)
Purchase of treasury shares	(70,903)	(62,045)
Balance, end of period	$(2,414,300)	$(1,957,269)

TOTAL STOCKHOLDERS' EQUITY	$2,099,643	$2,173,334

Dividends declared per share	$0.61	$0.58

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	Three Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$160,412	$143,986
Adjustments to reconcile net income from operations to net cash from operating activities:
Depreciation	11,245	10,434
Amortization	44,593	41,458
Change in deferred income taxes	11,354	38,987
Expense for stock-based compensation	4,914	6,317
Gain on disposal of assets	(336)	(3,807)
Changes in operating assets and liabilities:
Change in receivables	3,288	12,196
Change in prepaid expenses, deferred costs and other	(31,640)	(34,336)
Change in accounts payable	(4,123)	(6,637)
Change in accrued expenses	(34,551)	(36,567)
Change in income taxes	35,821	(9,150)
Change in deferred revenues	(39,724)	(42,291)
Net cash from operating activities	161,253	120,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisitions	—	(42,390)
Capital expenditures	(26,960)	(8,880)
Proceeds from sale of assets	—	7,479
Purchased software	(1,577)	(1,509)
Computer software developed	(49,784)	(48,203)
Proceeds from investments	4,000	1,000
Purchase of investments	(1,000)	(6,000)
Net cash from investing activities	(75,321)	(98,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities	188,000	20,000
Repayments on credit facilities	(143,000)	—
Purchase of treasury stock	(70,903)	(62,045)
Dividends paid	(42,768)	(42,145)
Proceeds from stock issued for equity-based payment arrangements	1	1
Tax withholding payments related to share-based compensation	(6,983)	(6,706)
Proceeds from sale of common stock	3,021	3,094
Net cash from financing activities	(72,632)	(87,801)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$13,300	$(65,714)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,056	$101,953
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,356	$36,239

See notes to condensed consolidated financial statements.

JACK HENRY & ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Per Share Amounts)

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company
Jack Henry & Associates, Inc. and subsidiaries (“Jack Henry,” or the “Company”) is a well-rounded financial technology company. Jack Henry was founded in 1976 as a provider of core information processing solutions for banks. Today, the Company’s extensive array of products and services includes processing transactions, automating business processes, and managing information for approximately 7,200 banks, credit unions, and diverse corporate entities.
Consolidation
The condensed consolidated financial statements include the accounts of Jack Henry and all of its subsidiaries, which are wholly owned, and all intercompany accounts and transactions have been eliminated.
Comprehensive Income
Comprehensive income for the fiscal three months ended September 30, 2026, and 2025, equals the Company’s net income.
Allowance for Credit Losses
The Company monitors trade and other receivable balances and contract assets and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.
The following table summarizes allowance for credit losses activity for the fiscal three months ended September 30, 2026, and 2025:

	Three Months Ended September 30,
	2026	2025
Allowance for credit losses - beginning balance	$6,261	$6,659
Current provision for expected credit losses	480	480
Write-offs charged against allowance	(250)	(335)
Allowance for credit losses - ending balance	$6,491	$6,804
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at September 30, 2026, totaled $442,499 and at June 30, 2026, totaled $439,201.
At September 30, 2026, and June 30, 2026, held for sale assets consisted of a facility with a carrying value of approximately $8,996 and $9,172, respectively, which was included in assets held for sale on the Company's condensed consolidated balance sheets and was not included in property and equipment, net.
Intangible Assets
Intangible assets consist of goodwill, customer relationships, computer software, and trade names acquired in business acquisitions in addition to internally developed computer software. The amounts are amortized, with the exception of those intangible assets with an indefinite life (such as goodwill), over an estimated economic benefit period, generally 3 to 20 years. Accumulated amortization of intangible assets totaled $1,614,496 and $1,569,922 at September 30, 2026, and June 30, 2026, respectively.

Purchase of Investments
At September 30, 2026, and June 30, 2026, the Company had $33,460 in non-current investments. These investments were recorded at cost and are included within other non-current assets on the Company's condensed consolidated balance sheets. There have been no events or changes in circumstances that would indicate an impairment and no price changes resulting from observing a similar or identical investment. An impairment and/or an observable price change would be an adjustment to recorded cost. Fair values will not be estimated unless there are identified events or changes in circumstances that may have a significant effect on the fair values of the investments.
Common Stock
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2026, there were 34,989 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,002 additional shares. The total cost of treasury stock at September 30, 2026, was $2,414,300. During the first three months of fiscal 2027, the Company repurchased 462 shares. At June 30, 2026, there were 34,527 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,464 additional shares. The total cost of treasury stock at June 30, 2026, was $2,343,397. During the first three months of fiscal 2026, the Company repurchased 389 shares.
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
Interim Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim condensed consolidated financial statements, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes, which are included in its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2026.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly in all material respects the financial position of the Company as of September 30, 2026, the results of its operations for the fiscal three months ended September 30, 2026 and 2025, changes in stockholders' equity for the fiscal three months ended September 30, 2026 and 2025, and its cash flows for the fiscal three months ended September 30, 2026 and 2025. The condensed consolidated balance sheet at June 30, 2026, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.
The results of operations for the fiscal three months ended September 30, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Significant Accounting Policies
The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended June 30, 2026. For the fiscal three months ended September 30, 2026, there have been no new or material changes to the significant accounting policies discussed in the Company’s Form 10-K for the fiscal year ended June 30, 2026, that are of significance, or potential significance, to the Company.
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
NOTE 3.    REVENUE AND DEFERRED COSTS
Revenue Recognition
The Company generates revenue from hosting, transaction processing, professional services, software licensing and related services, and hardware sales.
Disaggregation of Revenue
The table below presents the Company's revenue disaggregated by type of revenue. Refer to Note 11, Reportable Segment Information, for disaggregated revenue by type and reportable segment. The majority of the Company’s revenue is earned domestically, with revenue from clients outside the United States comprising less than 1% of total revenue.

	Three Months Ended September 30,
	2026	2025
Cloud Services*	$217,701	$195,609
Product Delivery and Services	80,123	75,811
On-Premise Support	107,137	105,431
Services and Support	404,961	376,851

Processing	296,586	267,887

Total Revenue	$701,547	$644,738
*Formerly referred to as “Private and Public Cloud”. The Company changed the name of the type of revenue to Cloud Services beginning in the first quarter of fiscal 2027 to simplify presentation and improve clarity. This change does not represent any change to the products or services offered by the Company or to previously reported financial results, and prior period amounts are presented on a consistent basis.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with clients.

	September 30, 2026	June 30, 2026
Receivables, net	$345,823	$349,111
Contract Assets - Current	39,580	40,331
Contract Assets - Non-current	132,731	138,202
Contract Liabilities (Deferred Revenue) - Current	250,773	294,763
Contract Liabilities (Deferred Revenue) - Non-current	81,974	77,709
Contracts with our clients often include upfront incentive payments or credits provided to clients at or near the inception of an arrangement. These amounts are accounted for as a reduction to the transaction price and are recognized as a reduction to revenue over the term of the related agreement as the services are delivered. These amounts are included in contract assets; the current portion is reported within prepaid expenses and other in the condensed consolidated balance sheets, and the non-current portion is included in other non-current assets. Contract liabilities (deferred revenue) primarily relate to consideration received from clients in advance of delivery of the related goods and services to the client. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The Company analyzes contract language to identify if a significant financing component does exist and would adjust the transaction price for any material effects of the time value of money if the timing of payments provides either party to the contract with a significant benefit of financing the transaction.
For the fiscal three months ended September 30, 2026, and 2025, the Company recognized revenue of $86,567 and $89,398, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.
Amounts recognized that relate to performance obligations satisfied (or partially satisfied) in prior periods were immaterial for each period presented. These adjustments are primarily the result of transaction price re-allocations due to changes in estimates of variable consideration.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2026, estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period totaled $8,422,972. The Company expects to recognize approximately 23% over the next 12 months, 19% in 13-24 months, and the balance thereafter.
Contract Costs
The Company incurs incremental costs to obtain a contract as well as costs to fulfill contracts with clients that are expected to be recovered. These costs consist primarily of sales commissions, which are incurred only if a contract is obtained, and client conversion or implementation-related costs. Capitalized costs to obtain contracts with clients are included within prepaid expenses and other (current portion) and other non-current assets (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs to fulfill contracts with clients are included within deferred costs (current portion) and non-current deferred costs (non-current portion) in the Company's condensed consolidated balance sheets. Capitalized costs are amortized based on the transfer of goods or services to which the asset relates, in line with the percentage of revenue recognized for each performance obligation to which the costs are allocated. Capitalized costs as of September 30, 2026, and June 30, 2026, were as follows:

	September 30, 2026	June 30, 2026
Capitalized costs to obtain contracts with clients[1]	$299,506	$301,521
Capitalized costs to fulfill contracts with clients	320,232	298,008
1 Includes current and non-current capitalized costs of $76,140 and $223,366 at September 30, 2026, respectively, and $74,596 and $226,925 at June 30, 2026, respectively.
For the fiscal three months ended September 30, 2026, and 2025, amortization of deferred contract costs totaled $51,223 and $47,182, respectively. There were no impairment losses in relation to capitalized costs for the periods presented.

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
Fair values of financial assets and liabilities are as follows:

	Estimated Fair Value Measurements			Total Fair
	Level 1	Level 2	Level 3	Value
September 30, 2026
Financial Assets:
Certificates of Deposit	$—	$6,638	$—	$6,638
Financial Liabilities:
Credit facilities	$—	$85,000	$—	$85,000
June 30, 2026
Financial Assets:
Certificates of Deposit	$—	$9,701	$—	$9,701
Financial Liabilities:
Credit facilities	$—	$40,000	$—	$40,000
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
At September 30, 2026, and June 30, 2026, the Company had operating lease assets of $29,850 and $31,806, respectively. At September 30, 2026, total operating lease liabilities of $35,707 were comprised of current operating lease liabilities of $9,050 and noncurrent operating lease liabilities of $26,657. At June 30, 2026, total operating lease liabilities of $37,821 were comprised of current operating lease liabilities of $8,971 and noncurrent operating lease liabilities of $28,850.

Operating lease assets are included within other non-current assets, and operating lease liabilities are included within accrued expenses (current portion) and other long-term liabilities (noncurrent portion) in the Company’s condensed consolidated balance sheets. Operating lease assets were recorded net of accumulated amortization of $41,648 and $43,879 as of September 30, 2026, and June 30, 2026, respectively.
Operating lease costs for the fiscal three months ended September 30, 2026, and 2025, were $2,414 and $2,769, respectively. Total operating lease costs for the respective quarters included variable lease costs of $927 and $798, respectively. Operating lease expense is included within cost of revenue, research and development, and selling, general, and administrative expense, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statements of income.
For the fiscal three months ended September 30, 2026, and 2025, the Company had operating cash flows for payments on operating leases of $2,572 and $2,731, and ROU assets obtained in exchange for operating lease liabilities of $103 and $0, respectively.
As of September 30, 2026, and June 30, 2026, the weighted-average remaining lease term for the Company's operating leases was 52 months and 55 months, respectively, and the weighted-average discount rate was 2.87% and 2.85%, respectively.
Maturity of Lease Liabilities under ASC 842
Future minimum rental payments on operating leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2026:

Due Dates (fiscal year)	Future Minimum Rental Payments

2027 (remaining period)	$7,703
2028	10,081
2029	7,388
2030	6,061
2031	4,777
Thereafter	3,137
Total lease payments	$39,147
Less: interest	(3,440)
Present value of lease liabilities	$35,707
The Company has no future lease payments related to options to extend lease terms that are reasonably certain of being exercised. At September 30, 2026, there were $5,920 in legally binding lease payments for leases signed but not yet commenced.

NOTE 6.    DEBT
Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced a prior credit agreement that was entered into on August 31, 2022. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $85,000 and $40,000 outstanding under the credit facility at September 30, 2026 and June 30, 2026, respectively.
Other lines of credit
On July 18, 2025, the Company entered into an unsecured committed revolving line of credit facility with a commercial bank in the amount of $50,000, which bore interest at the prime rate less 1.0%. The line of credit expired on July 17, 2026. There was no balance outstanding at June 30, 2026.
Interest
The Company paid interest of $1,309 and $979 during the fiscal three months ended September 30, 2026, and 2025, respectively.
NOTE 7.    INCOME TAXES
The effective tax rate decreased for the fiscal three months ended September 30, 2026, compared to the fiscal three months ended September 30, 2025, with an effective tax rate of 23.8% of income before income taxes, compared to 24.3% in the prior fiscal year quarter. The decrease in the Company's effective tax rate was primarily attributable to purchased tax credit benefits recognized during the current period that were not present in the prior-year quarter, as well as differences in the tax effects of stock-based compensation between the two periods.
The Company paid income taxes, including purchased tax credits and net of refunds, of $2,906 and $16,316 in the fiscal three months ended September 30, 2026, and 2025, respectively.
At September 30, 2026, the Company had $24,708 of gross unrecognized tax benefits before interest and penalties, $22,168 of which, if recognized, would affect our effective tax rate. The Company had accrued interest and penalties of $5,707 related to uncertain tax positions at September 30, 2026.
The U.S. federal and state income tax returns for fiscal 2023 and all subsequent years remain subject to examination as of September 30, 2026, under statute of limitations rules. In addition, certain U.S. state income tax returns remain subject to examination as of September 30, 2026, under the statute of limitations rules for fiscal 2016 through 2022. The Internal Revenue Service ("IRS") is currently conducting an examination of the Company's U.S. federal income tax return for fiscal years 2023 through 2025. The IRS examination was initiated during the first quarter of the prior fiscal year and as of September 30, 2026, this examination is still ongoing. The Company does not expect any material findings as a result of this examination.
NOTE 8.    STOCK-BASED COMPENSATION
Our operating income for the fiscal three months ended September 30, 2026, and 2025, included $4,914 and $6,317 of stock-based compensation costs, respectively.
On November 12, 2025, the Company adopted the 2025 Equity Incentive Plan ("2025 EIP") for its associates and non-employee directors. The plan allows for grants of stock options, restricted stock shares or units, and performance shares or units. The maximum number of shares authorized for issuance under the plan is 4,700.
Restricted stock unit and performance unit awards
The Company issues unit awards under the 2025 EIP. Restricted stock unit awards (which are unit awards that have service requirements only and are not tied to performance measures) generally vest over a period of 1 to 3 years. Performance unit awards are awards that have performance measures in addition to service requirements.

The following table summarizes non-vested restricted stock unit awards and performance unit awards as of September 30, 2026:

Unit awards	Units	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding July 1, 2026	361	$171.30
Granted[1]	188	160.90
Vested	(111)	171.44
Forfeited[2]	(14)	208.22
Outstanding September 30, 2026	424	$165.46	$60,721
1Granted includes restricted stock unit awards and performance unit awards with market conditions at 100% achievement.
2Forfeited includes restricted stock unit awards and performance unit awards forfeited for service requirements not met and performance unit awards not settled due to underachievement of performance measures.
Of the 188 unit awards granted in fiscal 2027, 122 were restricted stock unit awards and 66 were performance unit awards. The payout at release of a portion of the performance unit awards will be determined based on the Company's compound annual growth rate for revenue (excluding adjustments) for the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period compared against goal thresholds as defined in the award agreement. The payout at release of a portion of the performance unit awards will be determined based on the expansion of the Company's non-GAAP operating margin over the first fiscal year vesting period, second fiscal year vesting period, third fiscal year vesting period, and the cumulative fiscal three-year vesting period. The payout at release of a portion of the performance unit awards will be determined based on market conditions.
The restricted stock unit awards were valued at the weighted average fair value of the non-vested units based on the fair market value of the Company’s equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period, consistent with the methodology for calculating compensation expense on such awards. 44 of the performance unit awards granted in fiscal 2027 were valued at grant by estimating 100% payout at release and using the fair market value of the Company equity shares on the grant date, less the present value of expected future dividends to be declared during the vesting period. 22 of the performance unit awards were valued at grant using a Monte Carlo pricing model as of the measurement date customized to the specific provisions of the Company’s plan design. Per the Company's award vesting and settlement provisions, the performance unit awards that utilize a Monte Carlo pricing model were valued at grant on the basis of Total Shareholder Return (“TSR”) in comparison to the Standard and Poor's 900 Index ("S&P 900") participant companies for fiscal year 2027. The Monte Carlo inputs used in the model to estimate fair value at the measurement date and resulting values for these performance unit awards are as follows:

Monte Carlo award inputs:	Fiscal 2027
Compensation Peer Group:
Volatility	22.9%
Risk free interest rate	4.25%
Annual dividend based on most recent quarterly dividend at the award date	$2.44
Dividend yield	1.56%
Beginning average percentile rank for TSR	92.0%
At September 30, 2026, there was $39,829 of compensation expense that has yet to be recognized related to non-vested restricted stock unit and performance unit awards, which will be recognized over a weighted average period of 1.62 years.

NOTE 9.    EARNINGS PER SHARE
The following table reflects the reconciliation between basic and diluted earnings per share.

	Three Months Ended September 30,
	2026	2025
Net Income	$160,412	$143,986
Common share information:
Weighted average shares outstanding for basic earnings per share	70,054	72,751
Dilutive effect of restricted stock units and performance units	208	158
Weighted average shares outstanding for diluted earnings per share	70,262	72,909
Basic earnings per share	$2.29	$1.98
Diluted earnings per share	$2.28	$1.97
Per share information is based on the weighted average number of common shares outstanding for the fiscal three months ended September 30, 2026, and 2025. Restricted stock units and performance units have been included in the calculation of diluted earnings per share to the extent they are dilutive. There were 28 and 19 anti-dilutive restricted stock units or performance units excluded for the fiscal three months ended September 30, 2026, and 2025, respectively.
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
The accompanying condensed consolidated statements of income for the fiscal three months ended September 30, 2026, and 2025, do not include any revenues and expenses related to this acquisition prior to the acquisition date. The impact of this acquisition was considered immaterial to both the current and prior periods of our condensed consolidated financial statements and pro forma financial information has not been provided.

NOTE 11.    REPORTABLE SEGMENT INFORMATION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services (which prior to the third quarter of fiscal 2026 was referred to as Corporate and Other). The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosting platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/anti-money laundering (“AML”) and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's chief operating decision maker ("CODM"), regularly evaluates segment performance and makes strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three months ended September 30, 2026, and 2025. The CODM also uses reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal three months ended September 30, 2026, the Company transferred a product from the Core segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three months ended September 30, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal three months ended September 30, 2025, from the Core segment to the Complementary segment. Revenue reclassed for the fiscal three months ended September 30, 2025, was $5,292. Cost of revenue reclassed for the fiscal three months ended September 30, 2025, was $746.
Immaterial adjustments have been made between segments during the fiscal three months ended September 30, 2026, to reclassify cost of revenue that was recognized for the fiscal three months ended September 30, 2025. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the fiscal three months ended September 30, 2025, from the Core segment to the Corporate Services segment, was $757.

	Three Months Ended
	September 30, 2026
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$191,140	$26,584	$165,947	$21,290	$404,961
Processing	12,271	225,527	54,229	4,559	296,586
Total Revenue	203,411	252,111	220,176	25,849	701,547

Cost of Revenue	76,204	125,318	74,776	99,748	376,046
Research and Development					45,781
Selling, General, and Administrative					72,649
Total Expenses					494,476

SEGMENT INCOME	$127,207	$126,793	$145,400	$(73,899)

OPERATING INCOME					207,071

INTEREST INCOME					3,564

INCOME BEFORE INCOME TAXES					$210,635

	Three Months Ended
	September 30, 2025
	Core	Payments	Complementary	Corporate Services	Total
REVENUE
Services and Support	$178,568	$25,741	$151,603	$20,939	$376,851
Processing	11,433	205,153	47,906	3,395	267,887
Total Revenue	190,001	230,894	199,509	24,334	644,738

Cost of Revenue	71,634	118,660	73,006	85,266	348,566
Research and Development					39,278
Selling, General, and Administrative					72,829
Total Expenses					460,673

SEGMENT INCOME	$118,367	$112,234	$126,503	$(60,932)

OPERATING INCOME					184,065

INTEREST INCOME					6,253

INCOME BEFORE INCOME TAXES					$190,318

NOTE 12.     SUBSEQUENT EVENTS
None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements included in this Form 10-Q for the fiscal quarter ended September 30, 2026.
OVERVIEW
Jack Henry & Associates, Inc. is a well-rounded financial technology company headquartered in Monett, Missouri, that employs approximately 7,300 full-time and part-time associates nationwide, and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions. Our solutions serve approximately 7,200 clients and consist of integrated data processing systems solutions to U.S. banks ranging from de novo to multi-billion-dollar institutions with up to $55 billion in assets, core data processing solutions for credit unions of all sizes, and core-agnostic products and services that enable banks and credit unions of every asset size and charter, and diverse corporate entities outside the financial services industry, to mitigate and control risks, optimize revenue and growth opportunities, and contain costs. Our integrated solutions are available for on-premise installation and delivery through our cloud services.
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
Through internal product development, disciplined acquisitions, and alliances with companies offering niche solutions that complement our proprietary solutions, we regularly introduce new products and services and generate new cross-sales opportunities. We provide compatible computer hardware for our on-premise installations and secure processing environments for our outsourced cloud solutions. We perform data conversions, software implementations, initial and ongoing client training, and ongoing client support services.
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
Our two primary revenue streams are “services and support” and “processing.” Services and support includes: “cloud services” (formerly "private and public cloud") revenues that predominantly have contract terms of six years at inception; “product delivery and services” revenues, which include revenues from the sales of licenses, implementation services, deconversions, consulting, and hardware; and “on-premise support” revenues, composed of maintenance fees that primarily contain annual contract terms. Processing includes: "remittance” revenues from payment processing, remote capture, and Automated Clearing House transactions; "faster payments" revenues from electronic payment services; “card” revenues, including card transaction processing and monthly fees; and “transaction and digital” revenues, which include transaction and mobile processing revenues. We continually seek opportunities to increase revenue while at the same time containing costs to expand margins. We changed the name for our cloud services from “private and public cloud” to “cloud services” beginning in the first quarter of fiscal 2027 to simplify presentation and improve clarity. This does not represent any change to the products or services we offer or to previously reported financial results, and prior period amounts are presented on a consistent basis.
We have four reportable segments: Core, Payments, Complementary, and Corporate Services. The respective segments include all related revenues along with the related cost of revenue.
A detailed discussion of the major components of the results of operations follows. All amounts in the following discussion are in thousands, except per share amounts.
RESULTS OF OPERATIONS
For the first quarter of fiscal 2027, total revenue increased 8.8%, or $56,809, compared to the same quarter in fiscal 2026. Total revenue less deconversion revenue of $17,918 and acquisition revenue of $1,451 for the current fiscal quarter and less deconversion revenue of $8,626 for the prior fiscal year first quarter results in an increase of 7.2% quarter over quarter. This increase was primarily driven by organic growth in our revenue lines including hosting, card, digital and transaction, and faster payments.

Operating expenses increased 7.3%, or $33,803, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Total operating expenses less deconversion operating expenses of $2,719 and operating expenses for the company acquired in the prior fiscal year of $2,210 for the current fiscal quarter and less deconversion operating expenses of $1,525 and a gain on certain assets, net, of $3,796 for the prior fiscal year first quarter results in an increase of 5.7% quarter over quarter. This increase was primarily driven by higher direct costs and higher personnel costs partly related to trailing twelve month headcount growth, partially offset by lower expenses related to the timing of our Connect conference, quarter over quarter, which was held in the first quarter of fiscal 2026, but was held in the second quarter of fiscal 2027.
Operating income increased 12.5%, or $23,006, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Total operating income less the impact of deconversion operating income of $15,199 and an operating loss for the company acquired in the prior fiscal year of $759 for the current fiscal quarter and less deconversion operating income of $7,101 and a gain on certain assets, net, of $3,796 for the prior fiscal year first quarter results in an increase of 11.2%, quarter over quarter. This increase was primarily driven by organic revenue growth, partially offset by increased operating expenses detailed above tempered by our disciplined approach to controlling compensation, headcount, and infrastructure costs, quarter over quarter.
The provision for income taxes increased 8.4%, or $3,891, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. This increase was primarily driven by the increase in income before income taxes. The effective tax rate for the current fiscal quarter was 23.8% compared to 24.3% for the same quarter a year ago.
Net income increased 11.4%, or $16,426, for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The total net income increase, quarter over quarter, was lower when adjusted for the impact of deconversion net income and a net loss for the company acquired in the prior fiscal year in the current fiscal quarter and deconversion net income and a gain on certain assets, net, in the prior fiscal year first quarter. The increase, excluding these items, was primarily driven by net organic growth in our lines of revenue for the first quarter of fiscal 2027 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling compensation, headcount, and infrastructure costs and the increased provision for income taxes.
As we move into the second quarter of fiscal 2027 – our 51st year in business – we are excited and confident about our future, and we remain well-positioned to deliver durable, consistent growth and attractive results for our stockholders. Technology spending by financial institutions remains strong, and there is clear demand for our differentiated and innovative technology solutions. We have a very healthy sales pipeline and a proven ability to attract and win deals, especially with larger financial institutions. Our unwavering focus on culture, service, innovation, strategy, and execution continues to set us apart in the market and will enable us to drive continued industry-leading revenue growth with strong margin expansion, benefiting our associates, clients, and stockholders.
A detailed discussion of the major components of the results of operations for the fiscal three months ended September 30, 2026, follows.
Discussions compare the current fiscal year's three months ended September 30, 2026, to the prior fiscal year's three months ended September 30, 2025.
REVENUE

Services and Support	Three Months Ended September 30,		% Change
	2026	2025
Services and Support	$404,961	$376,851	7.5%
Percentage of total revenue	58%	58%
Services and support revenue increased 7.5% for the first quarter of fiscal 2027 compared to the same quarter a year ago. Total services and support revenue less deconversion revenue of $17,918 for the current fiscal quarter and less deconversion revenue of $8,626 for the prior fiscal year first quarter, results in growth of 5.1%, quarter over quarter. This increase was primarily driven by growth in hosting revenue as new and existing clients continue to migrate to the cloud and processing volumes expand, as well as higher software usage, partially offset by the decrease in revenue related to the timing of our Connect conference.

Processing	Three Months Ended September 30,		% Change
	2026	2025
Processing	$296,586	$267,887	10.7%
Percentage of total revenue	42%	42%
Processing revenue increased 10.7% for the first quarter of fiscal 2027 compared to the same quarter last fiscal year. Total processing revenue less processing revenue for the company acquired in the prior fiscal year of $1,451 for the current fiscal quarter, results in growth of 10.2%, quarter over quarter. This increase was primarily driven by improvement in card revenue from monthly service and risk management fees, increased digital and transaction revenues from a higher number of active users and the ramping up of additional products, and higher faster payments revenue from expanding transactional volumes.

OPERATING EXPENSES

Cost of Revenue	Three Months Ended September 30,		% Change
	2026	2025
Cost of Revenue	$376,046	$348,566	7.9%
Percentage of total revenue	54%	54%
Cost of revenue for the first quarter of fiscal 2027 increased 7.9% over the prior fiscal year first quarter. Total cost of revenue less deconversion costs of $1,507 and cost of revenue for the company acquired in the prior fiscal year of $1,532 for the current fiscal quarter and less deconversion costs of $904 for the prior fiscal year first quarter, results in a 7.3% increase, quarter over quarter. This increase was primarily due to higher direct costs generally consistent with increases in the related lines of revenue, higher personnel costs partly related to headcount growth in the trailing twelve months, higher cloud consumption, including artificial intelligence (AI) and security costs, increased amortization of intangible assets, and higher licenses and fees, including infrastructure costs, partially offset by the increase in labor cost deferral. Cost of revenue remained consistent as a percentage of total revenue compared to the prior fiscal year first quarter.

Research and Development	Three Months Ended September 30,		% Change
	2026	2025
Research and Development	$45,781	$39,278	16.6%
Percentage of total revenue	6%	6%
Research and development expense increased 16.6% for the first quarter of fiscal 2027 compared to the prior fiscal year first quarter. Total research and development costs less research and development costs for the company acquired in the prior fiscal year of $658 for the current fiscal quarter, results in a 14.9% increase, quarter over quarter. This increase was primarily due to higher personnel costs (net of capitalization) partly related to headcount growth in the trailing twelve months. Research and development remained consistent as a percentage of total revenue compared to the prior fiscal year first quarter.

Selling, General, and Administrative	Three Months Ended September 30,		% Change
	2026	2025
Selling, General, and Administrative	$72,649	$72,829	(0.2)%
Percentage of total revenue	10%	11%
Selling, general, and administrative expense decreased 0.2% in the first quarter of fiscal 2027 compared to the same quarter in the prior fiscal year. Total selling, general, and administrative expense less deconversion costs of $1,212 and costs for the company acquired in the prior fiscal year of $20 for the current fiscal quarter and less deconversion costs of $621 and a gain on certain assets, net, of $3,796 for the prior fiscal year first quarter results in a 6.0% decrease, quarter over quarter. This decrease was primarily due to lower expenses related to the timing of our Connect conference. Selling, general, and administrative expense decreased 1% as a percentage of total revenue compared to the prior fiscal year first quarter.

INTEREST INCOME	Three Months Ended September 30,		% Change
	2026	2025
Interest Income	$5,092	$7,139	(28.7)%
Interest Expense	$(1,528)	$(886)	72.5%
Interest income decreased and interest expense increased due to lower interest-earning balances and higher credit line balances, respectively, for the fiscal three months ended September 30, 2026, compared to the fiscal three months ended September 30, 2025.

PROVISION FOR INCOME TAXES	Three Months Ended September 30,		% Change
	2026	2025
Provision for Income Taxes	$50,223	$46,332	8.4%
Effective Rate	23.8%	24.3%
The provision for income taxes increased 8.4% for the first quarter of fiscal 2027, compared to the first quarter of fiscal 2026. The effective tax rate for the current fiscal quarter was 23.8% compared to 24.3% for the same quarter a year ago. The decrease in the Company's effective tax rate was primarily attributable to purchased tax credit benefits recognized during the current quarter that were not present in the prior-year quarter, as well as differences in the tax effects of stock-based compensation between the two periods.

NET INCOME	Three Months Ended September 30,		% Change
	2026	2025
Net income	$160,412	$143,986	11.4%
Diluted earnings per share	$2.28	$1.97	15.6%
Net income increased 11.4% to $160,412, or $2.28 per diluted share, for the first quarter of fiscal 2027 compared to $143,986, or $1.97 per diluted share, in the same quarter of fiscal 2026. Diluted earnings per share increased at a higher rate than net income primarily due to a decrease in diluted weighted-average shares outstanding resulting from share repurchases. The total net income increase, quarter over quarter, was lower when adjusted for the impact of deconversion net income and a net loss for the company acquired in the prior fiscal year in the current fiscal quarter and the deconversion net income and a gain on certain assets, net, in the prior fiscal year first quarter. The increase excluding these items was primarily driven by net organic growth in our lines of revenue for the first quarter of fiscal 2027 partially offset by commensurate higher operating expenses detailed above that were tempered by our disciplined approach to controlling compensation, headcount, and infrastructure costs, as well as the increased provision for income taxes.
REPORTABLE SEGMENT DISCUSSION
The Company is a well-rounded financial technology company and is a leading provider of technology solutions and payment processing services primarily to community and regional banks and credit unions.
The Company’s operations are classified into four reportable segments: Core, Payments, Complementary, and Corporate Services (formerly "Corporate and Other"). The Core segment provides core information processing platforms to banks and credit unions, which consist of integrated applications required to process deposit, loan, and general ledger transactions, and maintain centralized accountholder information. The Payments segment provides secure payment processing tools and services, including ATM, debit, and credit card processing services, online and mobile bill pay solutions, money movement and embedded payment capabilities, remote deposit capture processing, and risk management products and services. The Complementary segment provides additional software, hosting platforms, and services, including digital/mobile banking, treasury services, online account opening, fraud/AML and lending/deposit solutions that can be integrated with the Company's Core solutions, and many can be used independently. The Corporate Services segment includes revenue and direct costs from hardware and other products and services and our technology infrastructure costs.
The Company's Chief Executive Officer, who is also the Company's CODM, regularly evaluates segment performance and makes strategic decisions on the allocation of resources to the segments based on various factors, including performance against trend, budget, and forecast for the fiscal three months ended September 30, 2026, and 2025. The CODM also uses reportable segment revenue, costs of revenue, and segment income to evaluate segment performance and allocate resources. The Company has not disclosed any additional asset information by segment, as the information is not generated for internal management reporting to the CODM.
During the fiscal three months ended September 30, 2026, the Company transferred a product from the Core segment to the Complementary segment due to better alignment with the Complementary segment. As a result of this transfer, adjustments were made during the fiscal three months ended September 30, 2026, to reclassify related revenue and cost of revenue recognized for the fiscal three months ended September 30, 2025, from the Core segment to the Complementary segment. Revenue reclassed for the fiscal three months ended September 30, 2025, was $5,292. Cost of revenue reclassed for the fiscal three months ended September 30, 2025, was $746.
Immaterial adjustments have been made between segments during the fiscal three months ended September 30, 2026, to reclassify cost of revenue that was recognized for the fiscal three months ended September 30, 2025. These reclasses were made to be consistent with the current allocation of cost of revenue by segment. Cost of revenue reclassed for the fiscal three months ended September 30, 2025, from the Core segment to the Corporate Services segment, was $757.

Core	Three Months Ended September 30,		% Change
	2026	2025
Revenue	$203,411	$190,001	7.1%
Cost of Revenue	$76,204	$71,634	6.4%
Revenue in the Core segment increased 7.1% and cost of revenue increased 6.4% for the fiscal three months ended September 30, 2026, compared to the fiscal three months ended September 30, 2025. Total Core revenue less Core deconversion revenue of $7,411 for the fiscal three months ended September 30, 2026, and less Core deconversion revenue of $3,219 for the fiscal three months ended September 30, 2025, results in a 4.9% increase, quarter over quarter. This increase was primarily driven by organic growth in our Core revenue lines including hosting as new and existing clients continue to migrate to the cloud and processing volumes expand. Total Core cost of revenue less Core deconversion costs of $888 for the fiscal three months ended September 30, 2026, and less Core deconversion costs of $443 for the fiscal three months ended September 30, 2025, results in a 5.8% increase, quarter over quarter. This increase was primarily due to higher Core direct costs generally consistent with increases in related Core lines of revenue, and higher Core personnel costs partly related to headcount growth in the trailing twelve months, partially offset by the increase in Core labor cost deferral. Core cost of revenue as a percentage of Core revenue decreased 1% for the first quarter of fiscal 2027 compared to the same quarter in fiscal 2026.

Payments	Three Months Ended September 30,		% Change
	2026	2025
Revenue	$252,111	$230,894	9.2%
Cost of Revenue	$125,318	$118,660	5.6%
Revenue in the Payments segment increased 9.2% and cost of revenue increased 5.6% for the first quarter of fiscal 2027 compared to the same quarter last fiscal year. Total Payments revenue less Payments deconversion revenue of $4,313 and Payments revenue for the company acquired in the prior fiscal year of $1,451 for the first quarter of fiscal 2027 and Payments deconversion revenue of $3,483 for the first quarter of fiscal 2026, results in an 8.3% increase, quarter over quarter. This increase was primarily due to higher Payments card revenue from monthly service and risk management fees and higher Payments faster payments revenue from expanding transactional volumes. Total Payments cost of revenue less Payments cost of revenue for the company acquired in the prior fiscal year of $1,427 and Payments deconversion cost of revenue of $164 for the first quarter of fiscal 2027 and Payments deconversion cost of revenue of $151 for the first quarter of fiscal 2026, results in a 4.4% increase, quarter over quarter. This increase was primarily due to higher Payments direct costs generally consistent with increases in

Payments lines of revenue, and higher Payments personnel costs partly related to headcount growth in the trailing twelve months, partially offset by the increase in Payments labor cost deferral. Payments cost of revenue as a percentage of Payments revenue decreased 1% for the first quarter of fiscal 2027 compared to the same quarter in fiscal 2026.

Complementary	Three Months Ended September 30,		% Change
	2026	2025
Revenue	$220,176	$199,509	10.4%
Cost of Revenue	$74,776	$73,006	2.4%
Revenue in the Complementary segment increased 10.4% and cost of revenue increased 2.4% for the first quarter of fiscal 2027 compared to the same quarter last fiscal year. Total Complementary revenue less Complementary deconversion revenue of $5,905 for the first quarter of fiscal 2027 and Complementary deconversion revenue of $1,876 for the first quarter of fiscal 2026, results in an 8.4% increase, quarter over quarter. This increase was primarily driven by organic growth in Complementary hosting revenue as new and existing clients continue to migrate to the cloud and processing volumes expand and Complementary digital and transaction revenues from a higher number of active users and the ramping up of additional products. Complementary cost of revenue less Complementary deconversion costs of $446 for the first quarter of fiscal 2027 and Complementary deconversion costs of $308 for the first quarter of fiscal 2026, results in a 2.2% increase, quarter over quarter. This increase was primarily driven by higher Complementary direct costs generally consistent with increases in related Complementary lines of revenue, and higher Complementary personnel costs partly related to headcount growth in the trailing twelve months, partially offset by the increase in Complementary labor cost deferral. Complementary cost of revenue as a percentage of Complementary revenue decreased 3% for the first quarter of fiscal 2027 compared to the same quarter in fiscal 2026.

Corporate Services	Three Months Ended September 30,		% Change
	2026	2025
Revenue	$25,849	$24,334	6.2%
Cost of Revenue	$99,748	$85,266	17.0%
Revenue classified in the Corporate Services segment includes revenues from hardware and other products and services. Revenue in the Corporate Services segment increased 6.2% for the first quarter of fiscal 2027 compared to the same quarter last fiscal year. Total Corporate Services revenue less Corporate Services deconversion revenue of $289 for the first quarter of fiscal 2027 and Corporate Services deconversion revenue of $48 for the first quarter of fiscal 2026, results in a 5.2% increase, quarter over quarter. This increase was primarily due to the growth in Corporate Services hardware revenue, on-premise support, digital and transaction, and hosting revenues, partially offset by the decrease in revenue related to the timing of our Connect conference, quarter over quarter. Cost of revenue for the Corporate Services segment includes direct costs from hardware and other products and services and our technology infrastructure costs. The Corporate Services cost of revenue in the first quarter of fiscal 2027 increased 17.0% when compared to the prior fiscal year quarter. Total Corporate Services cost of revenue less Corporate Services deconversion costs of $9 and Corporate Services cost of revenue for the company acquired in the prior fiscal year of $106 for the first quarter of fiscal 2027 and Corporate Services deconversion costs of $1 for the first quarter of fiscal 2026, results in a 16.9% increase, quarter over quarter. This increase was primarily due to higher Corporate Services cloud consumption, including AI, higher Corporate Services personnel costs partly related to headcount growth in the trailing twelve months, higher Corporate Services internal licenses and fees, including infrastructure costs, higher Corporate Services direct costs from hardware, and amortization of intangible assets, quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased to $25,356 at September 30, 2026, from $12,056 at June 30, 2026.
The following table summarizes net cash from operating activities in the statement of cash flows:

	Three Months Ended
	September 30,
	2026	2025
Net income	$160,412	$143,986
Non-cash expenses	71,770	93,389
Change in receivables	3,288	12,196
Change in deferred revenues	(39,724)	(42,291)
Change in other assets and liabilities*	(34,493)	(86,690)
Net cash provided by operating activities	$161,253	$120,590
*For the fiscal three months ended September 30, 2026, the change in other assets and liabilities includes the change in accrued expenses of $(34,551), the change in prepaid expenses, deferred costs and other of $(31,640), and the change in accounts payable of $(4,123), partially offset by the change in income taxes of $35,821. For the fiscal three months ended September 30, 2025, the change in other assets and liabilities includes the change in accrued expenses of $(36,567), the change in prepaid expenses, deferred costs and other of $(34,336), the change in income taxes of $(9,150), and the change in accounts payable of $(6,637).
Cash provided by operating activities for the first three months of fiscal 2027 increased 34% compared to the same period last fiscal year primarily due to the changes in income taxes and deferred income taxes quarter over quarter. Cash from operations is primarily used to repay debt, pay dividends, repurchase stock, make capital expenditures, and acquire companies. Cash used in investing activities for the first three months of fiscal 2027 totaled $75,321 and included: $49,784 for the ongoing enhancement and development of existing and new product and service offerings; capital expenditures for facilities and equipment of $26,960; $1,577 for the purchase and development of internal use software; and the purchase of investments of $1,000. Cash uses were partially offset by proceeds from investments of $4,000. Cash used in investing activities for the first three months of fiscal 2026 totaled $98,503 and included: $48,203 for the development of software; $42,390 for an acquisition, net; $8,880 for capital expenditures; $6,000 for the purchase of investments; and $1,509 for the purchase and development of internal use software. Cash uses were partially offset by proceeds from sale of assets of $7,479, and proceeds from investments of $1,000.
Financing activities used cash of $72,632 for the first three months of fiscal 2027 and included: repayments on credit facilities of $143,000; $70,903 for the purchase of treasury stock; dividends paid to stockholders of $42,768; and $3,961 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $188,000. Financing activities used cash of $87,801 in the first three months of fiscal 2026 and included: $62,045 for the purchase of treasury stock; $42,145 for the payment of dividends; and $3,611 net cash outflow from the issuance of stock and tax withholding related to stock-based compensation. Cash uses were partially offset by borrowings on credit facilities of $20,000.
We believe that cash generated from operating activities, together with existing cash balances and amounts available under financing activities, will be sufficient to meet our anticipated working capital, capital expenditure, dividend, debt service, and other cash requirements for at least the next 12 months and over the longer term.
Capital Requirements and Resources
The Company generally uses existing resources and funds generated from operations to meet its capital requirements. Capital expenditures totaling $26,960 and $8,880 for the fiscal three months ended September 30, 2026, and September 30, 2025, respectively, were made primarily for additional equipment and the improvement of existing facilities. These additions were funded from available liquidity, including cash generated by operations and borrowings under our credit facilities. Total consolidated capital expenditures on facilities and equipment for the Company for fiscal year 2027 are expected to be between approximately $70,000 and $80,000 and have been or will be funded from our credit facilities and cash generated by operations.
On September 30, 2025, the Company acquired substantially all the assets of Victor for $42,390 paid in cash. The primary reason for the acquisition was to expand the Company's capabilities in the Payments-as-a-Service market. Victor is a cloud-native, API-first provider of direct-to-core embedded payments solutions.

Contractual obligations are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material contractual obligations added for the fiscal three months ended September 30, 2026.
The Board of Directors has authorized the Company to repurchase shares of its common stock. Under this authorization, the Company may finance its share repurchases with available cash reserves or borrowings on its existing credit facilities. The share repurchase program does not include specific price targets or timetables and may be suspended at any time. At September 30, 2026, there were 34,989 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,002 additional shares. The total cost of treasury stock at September 30, 2026, was $2,414,300. During the first three months of fiscal 2027, the Company repurchased 462 shares. At June 30, 2026, there were 34,527 shares in treasury stock and the Company had the remaining authority to repurchase up to 5,464 additional shares. The total cost of treasury stock at June 30, 2026, was $2,343,397. During the first three months of fiscal 2026, the Company repurchased 389 shares.
Credit facilities
On March 25, 2026, the Company entered into a five-year, revolving, unsecured credit agreement that replaced a prior credit agreement that was entered into on August 31, 2022. The credit agreement allows for borrowings of up to $1,000,000 and allows for additional revolving credit commitments and/or term loan commitments, pursuant to the terms and subject to certain limitations set forth in the credit agreement. The credit agreement bears interest at a variable rate equal to, at the option of the Company, either (a) a rate based on adjusted Term Secured Overnight Financing Rate ("SOFR") rate or (b) an alternate base rate (the highest of (i) 0.0%, (ii) U.S. Bank's prime rate, (iii) the Federal Funds Rate plus 0.50% and (iv) a one month adjusted Term SOFR rate plus 1.0%), plus an applicable percentage in each case determined based on the Company's leverage ratio. The credit agreement is guaranteed by certain subsidiaries of the Company and is subject to various financial covenants that require the Company to maintain certain financial ratios as defined in the credit agreement. As of September 30, 2026, the Company was in compliance with all such covenants. The credit agreement terminates March 25, 2031. There was $85,000 and $40,000 outstanding under the credit facility at September 30, 2026 and June 30, 2026, respectively.
Other lines of credit
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
We had $85,000 outstanding debt with variable interest rates as of September 30, 2026, and a 1% increase in our borrowing rate would increase our annual interest expense by $850.
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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2026, there were no changes in the Company's internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following shares of the Company were repurchased during the quarter ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1, 2026 - July 31, 2026	13,553	$144.07	13,553	5,450,201
August 1, 2026 - August 31, 2026	—	—	—	5,450,201
September 1, 2026 - September 30, 2026	448,446	153.75	448,446	5,001,755
Total	461,999	$153.47	461,999	5,001,755
(1) Total stock repurchase authorizations approved by the Company's Board of Directors as of May 8, 2026, were for 40,000,000 shares. Under these authorizations, the Company has repurchased and not re-issued 34,988,861 shares and has repurchased and re-issued 9,384 shares. These authorizations have no specific dollar or share price targets and no expiration dates.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.DEF**    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**    XBRL Taxonomy Extension Label Linkbase Document

101.PRE**    XBRL Taxonomy Extension Presentation Linkbase Document

104**    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished with this report on Form 10-Q.
** Filed with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2026, and June 30, 2026, (ii) the Condensed Consolidated Statements of Income for the three months ended September 30, 2026, and 2025, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended September 30, 2026, and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026, and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK HENRY & ASSOCIATES, INC.

Date:	November 6, 2026	/s/ Gregory R. Adelson
Gregory R. Adelson
Chief Executive Officer and President

Date:	November 6, 2026	/s/ Mimi L. Carsley
Mimi L. Carsley
Chief Financial Officer and Treasurer